Form 10-Q
period 1996-06-30
INSITE VISION INC
filed 1996-08-13
CIK 802724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996




                         Commission file number 0-22332

                           INSITE VISION INCORPORATED
             (Exact name of registrant as specified in its charter)






          DELAWARE                                              94-3015807
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)





                               965 ATLANTIC AVENUE
                                ALAMEDA, CA 94501
          (Address of Principal Executive Offices, including Zip Code)




       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 865-8800




         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x   No
                                             -----   -----

         The number of shares of registrant's common stock, $.01 par value, outstanding as of June 30, 1996: 12,689,792.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1996

                                TABLE OF CONTENTS

                                                                                 Page
                                                                                 ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at
         June 30, 1996 and December 31, 1995...................................     3

         Condensed Consolidated Statements of Operations
         For the three and six months ended June 30, 1996 and 1995.............     4

         Condensed Consolidated Statements of Cash Flows
         For the six months ended June 30, 1996 and 1995.......................     5

         Notes to Condensed Consolidated Financial Statements..................     6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.........................     7


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Shareholders.......................   16

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits..............................................................   16

         Reports on Form 8-K...................................................   17


                                     2 of 17

ITEM 1.   FINANCIAL STATEMENTS


                           INSITE VISION INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       June 30,      December 31,
(in thousands, except share and per share amounts)                        1996           1995
- - - -------------------------------------------------------------------------------------------------
                                                                      (Unaudited)
ASSETS
Current assets:
    Cash and equivalents                                                $ 12,726       $    871
    Short-term investments                                                                2,996
    Prepaid expenses and other current assets                                113            151
                                                                        --------       --------
Total current assets                                                      12,839          4,018

Property and equipment, at cost:
     Laboratory and other equipment                                        3,888          4,151
     Leasehold improvements                                                1,671          2,931
     Furniture and fixtures                                                  355            355
                                                                        --------       --------
                                                                           5,914          7,437
Accumulated depreciation                                                   4,015          3,812
                                                                        --------       --------
                                                                           1,899          3,625
                                                                        --------       --------
Total assets                                                            $ 14,738       $  7,643
                                                                        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                   $    152       $    452
     Accrued liabilities                                                     200            145
     Accrued compensation and related expense                                279            744
     Current portion of notes payable                                        243            301
                                                                        --------       --------
Total current liabilities                                                    874          1,642

Accrued rent                                                                                 62
Notes payable                                                                  4             92

Commitments

Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
       none issued and outstanding
     Common stock, $.01 par value, 30,000,000 shares authorized;
       12,689,792 issued and outstanding at June 30, 1996;
       9,252,136 issued and outstanding at December 31, 1995                 127             93
     Paid-in capital                                                      76,081         62,651
     Other                                                                                   (3)
     Accumulated deficit                                                 (62,348)       (56,894)
                                                                        --------       --------
Stockholders' equity                                                      13,860          5,847
                                                                        --------       --------
Total liabilities and stockholders' equity                              $ 14,738       $  7,643
                                                                        ========       ========

See accompanying notes to condensed consolidated financial statements.


                                     3 of 17

                           INSITE VISION INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months Ended              Six Months Ended
                                                       June 30,                       June 30,
(in thousands, except per share amounts)          1996           1995           1996           1995
- - - ------------------------------------------------------------------------------------------------------
Royalty revenues                                 $     12       $     26       $     27       $     37

Operating expenses:
     Research and development                       1,436          2,139          2,767          4,614
     Loss on vacated facilities                     1,412                         1,412
     General and administrative                       812          1,172          1,485          2,382
                                                 --------       --------       --------       --------
         Total                                      3,660          3,311          5,664          6,996
                                                 --------       --------       --------       --------

Loss from operations                               (3,648)        (3,285)        (5,637)        (6,959)

Interest and other income                             143            140            210            321

Interest expense                                      (11)           (33)           (27)          (108)
                                                 --------       --------       --------       --------

Net loss                                         $ (3,516)      $ (3,178)      $ (5,454)      $ (6,746)
                                                 ========       ========       ========       ========


Net loss per share                               $  (0.29)      $  (0.35)      $  (0.48)      $  (0.74)

Shares used to calculate net loss per share        12,260          9,140         11,376          9,127

No dividends were declared or paid during the periods.

See accompanying notes to condensed consolidated financial statements.


                                     4 of 17

                           INSITE VISION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Six months ended June 30,
(in thousands)                                             1996           1995
- - - ---------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                 $ (5,454)      $ (6,746)
Adjustments to reconcile net loss to net
cash used in operating activities:
     Loss on vacated facilities                             1,412
     Depreciation and amortization                            314            431
     Deferred compensation                                                   126
     Changes in:
          Prepaid expenses and other current assets            38            396
          Accounts payable and accrued liabilities           (710)          (511)
                                                         --------       --------
Net cash used in operating activities                      (4,400)        (6,304)

INVESTING ACTIVITIES
Maturity of short-term cash investments                     3,000          1,450
Purchases of property and equipment                           (63)        (1,232)
                                                         --------       --------
Net cash provided from investing activities                 2,937            218

FINANCING ACTIVITIES
Principal payments of notes payable                          (146)          (237)
Issuance of common stock, net                              13,464             88
                                                         --------       --------
Net cash provided (used) by financing activities           13,318           (149)

Net increase (decrease) in cash and equivalents            11,855         (6,235)
Cash and equivalents, beginning of period                     871          7,314
                                                         --------       --------

Cash and equivalents, end of period                      $ 12,726       $  1,079
                                                         ========       ========

Supplemental disclosures:
     Interest paid in cash                               $     29       $    111
                                                         ========       ========

See accompanying notes to condensed consolidated financial statements.


                                     5 of 17

                           INSITE VISION INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

            These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE 2 - PROPERTY AND EQUIPMENT

            In July 1996, the Company and Bausch & Lomb Incorporated (B&L) announced a strategic alliance covering the manufacture of potential InSite products, the worldwide marketing of InSite's PilaSite(R) product candidate for glaucoma, and a joint development program utilizing InSite's proprietary drug delivery technology. In connection with the alliance, B&L will make a $2.0 million equity investment in the Company, provide up to $2.0 million in new product development funding, and pay royalties to InSite on future PilaSite(R) product sales.

            As a result of the B&L alliance, the Company ended its relationship with its previous contract manufacturer and wrote-off its share of equipment and leasehold improvements installed at the previous supplier's plant. This resulted in a non-cash charge to the Company's results of operations of $1.4 million which is reported as a separate line item in the accompanying financial statements. InSite's share of leasehold improvements at B&L facilities is expected to be about $500,000.


NOTE 3 - STOCKHOLDERS' EQUITY

            In January 1996 the Company received net proceeds of approximately $4.8 million from a private placement of 1,469,232 shares of its common stock and 367,308 warrants. Each warrant entitles its holder to purchase one share of the Company's common stock for $3.25 until January 2001. In April 1996, the Company received net proceeds of approximately $7.9 million from a public offering of 1,750,000 shares of its common stock. The Company also received $654,000 from the exercise of options for 185,041 shares of its common stock in January 1996.


                                     6 of 17

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

            Except for the historical information contained herein, the discussion in this Quarterly Report contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Quarterly Report should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. The Company's actual results could differ materially from those discussed here.

OVERVIEW

            InSite Vision is developing ophthalmic pharmaceutical products based on its proprietary DuraSite(R) eyedrop-based drug delivery technology, which is designed to improve the safety, efficacy and medical value of existing ophthalmic products and potentially permit the novel ophthalmic application of drugs that are currently used or being developed for non-ophthalmic indications. The DuraSite delivery system can be customized to deliver a wide variety of potential drug candidates having a broad range of molecular weights and other properties.

            To date, InSite Vision has not received any revenues from the sale of products, although it has received an insignificant small amount of royalties from the sale of products using the Company's licensed technology. The Company has been unprofitable since its inception and expects to continue to incur substantial losses for at least the next several years, due to continuing research and development efforts, including preclinical studies, clinical trials and manufacturing of its product candidates. The Company has financed its research and development activities and operations primarily through private and public placement of its equity securities and, to a lesser extent, from collaborative agreements.

            In November 1995, InSite restructured its operations and reduced its staff by approximately 50% to enable it to conserve its financial resources. Self-funded product development was reduced substantially and the Company discontinued plans to establish its own sales and marketing organization. The Company is attempting, through corporate partnering and other potential business opportunities, to recognize the value of its late-stage product candidates and its drug delivery technology.

            In May 1996, InSite entered into an agreement with CIBA Vision Ophthalmics (CIBA Vision) whereby InSite regained full U.S. marketing rights to InSite's PilaSite(R), product candidate for glaucoma. In exchange, CIBA Vision received royalty-bearing, co-exclusive U.S. marketing rights to InSite's ToPreSiteTM product candidate for ocular inflammation/infection. CIBA Vision assumed all subsequent product development, clinical and regulatory responsibility for ToPreSiteTM. In addition, CIBA Vision received royalty-bearing, co-exclusive U.S. marketing rights to InSite Vision's ISV-205 product candidate for certain non-glaucoma-related indications.

            During July 1996, the Company entered into agreements with Bausch & Lomb Incorporated (B&L) which provide for:

            B&L to manufacture InSite product candidates at B&L's facility in Tampa, Florida using equipment owned by InSite, and for B&L and InSite to share the cost of certain leasehold improvements in connection with the installation and operation of the equipment;


                                     7 of 17

            B&L to receive, for a fee of $500,000, an exclusive worldwide royalty-bearing license to manufacture and market PilaSite(R);

            A collaboration between the Company and B&L to develop and sell a new DuraSite(R) based eyedrop formulation; and

            A $2 million equity investment by B&L in the Company.

            As a result of these agreements, the Company has elected to vacate its co-tenancy of a clean room at another supplier's plant and in June 1996 wrote-off the amounts it had previously capitalized related to that facility. This write-off resulted in a non-cash charge to the Company's results of operations of $1.4 million which is reported as a separate line item in the accompanying financial statements.

            As of June 30, 1996, the Company's accumulated deficit was approximately $62.3 million. There can be no assurance that InSite Vision will achieve either significant revenues from product sales or profitable operations.

RESULTS OF OPERATIONS

            The Company earned royalty income of $12,000 and $26,000 for the quarters ended June 30, 1996 and 1995, respectively, from sales of AquaSite(R) by CIBA Vision. To date, the Company has not relied on royalty revenues for funding its activities, nor has it received revenues from the sale of products. The Company does not expect to receive significant product revenue or royalties for several years, if at all.

            Research and development expenses declined 35% in the second quarter of 1996 to $1.4 million from $2.1 million in the second quarter of 1995 with a 40% decline to $2.8 million from $4.6 million during the six months ended June 30, 1996 and 1995, respectively. The decreases are primarily due to lower expenditures for human clinical studies of the Company's product candidates. As part of the restructuring described above, the Company has deferred significant additional expenditures by delaying the filing of new drug applications with the U.S. Food and Drug Administration for its BetaSite(R) and PilaSite(R) product candidates to treat glaucoma. As a result, it is presently anticipated that research and development expenses will be lower in 1996 than in 1995.

            The Company has re-prioritized its earlier stage development activities, placing emphasis on the ongoing Phase II study of its product ISV-120 for prevention of pterygium recurrence and on the initiation of clinical studies using ISV-205 for the prevention of steroid-induced glaucoma. Later stage product development is expected to be conducted through corporate partnering arrangements, if available and if with acceptable terms.

            General and administrative expenses declined 31% during the quarter ended June 30, 1996 to $812,000 from $1.2 million during the second quarter of 1995, with a 38% decline to $1.5 million from $2.4 million during the six months ended June 30, 1996 and 1995, respectively. The Company did not replace the general and administrative employees who voluntarily left the Company during 1995 and, in November 1995, announced that it would not establish its own sales and marketing organization and that it had made additional staff reductions in its administration and manufacturing areas. As a result, general and administrative expenses are expected to be lower in 1996 than in 1995.


                                     8 of 17

            Interest and other income were $143,000 and $140,000 for the quarters ended June 30, 1996 and 1995, respectively. Interest earned in the future will be dependent on the Company's funding cycles and prevailing interest rates. Interest expense relates primarily to notes payable.

            The Company incurred net losses of $3.5 million and $3.2 million for the three month periods ended June 30, 1996 and 1995, respectively, resulting in net losses of $5.5 million and $6.7 million for the first six months of 1996 and 1995, respectively. The Company expects to incur substantial additional losses over the next several years. The losses are expected to fluctuate from period to period based primarily on the level of clinical activities.

LIQUIDITY AND CAPITAL RESOURCES

            InSite Vision has financed its operations primarily through private placements of preferred stock totaling $32.0 million, an October 1993 public offering of common stock which resulted in net proceeds of approximately $30.0 million, a January 1996 private placement of common stock and warrants which raised net $4.8 million and an April 1996 public offering which raised net $7.9 million. At June 30, 1996, the Company had cash and equivalents totaling $12.7 million. It is the Company's policy to invest these funds in highly liquid securities, such as time deposits, interest bearing money market funds, commercial paper, Treasury and federal agency notes and corporate debt.

            For the six months ended June 30, 1996 and 1995, expenditures for operating activities and additions to capital equipment were $4.5 million and $7.5 million, respectively. Of those amounts, $63,000 and $1,232,000 were for additions to laboratory and other property and equipment in 1996 and 1995, respectively. The Company expects to expend approximately $500,000 during the second half of 1996 as its share of leasehold improvements at B&L's facilities in Tampa, Florida. The timing of future expenditures will correspond to the timing of clinical trials of potential products and additional product development.

            The Company's future capital uses and requirements will depend on numerous factors, including the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing collaborative and licensing relationships, the ability of the Company to establish additional collaborative arrangements, acquisition of new products and technologies, the completion of commercialization activities and arrangements, and the purchase of additional plant and equipment.

            The Company anticipates no material capital expenditures to be incurred for environmental compliance in fiscal year 1996. Based on the Company's good environmental compliance record to date and its current compliance with applicable environmental laws and regulations, environmental compliance is not expected to have a material adverse effect on the Company's operations.

            The Company believes that its cash and equivalents will be sufficient to meet its operating expenses and cash requirements through 1997. The Company expects to incur substantial additional development costs prior to reaching profitability. As a result, InSite Vision will require substantial additional funds and the Company may seek research funding, private or public equity investments, and possible future collaborative agreements to meet such needs. Even if the Company does not have an immediate need for additional cash, it may seek access to the public equity markets if and when conditions are favorable. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.


                                     9 of 17

EARLY STAGE OF DEVELOPMENT; TECHNOLOGICAL UNCERTAINTY

            InSite is at an early stage of development. Only one product utilizing the Company's DuraSite technology, an over-the-counter ("OTC") dry eye treatment, is currently being marketed. Most of the potential products currently under development by the Company will require significant additional research and development, and preclinical and clinical testing, prior to submission to regulatory authorities for marketing approval. The Company's potential products are subject to the risks of failure inherent in the development of products based on new technologies. These risks include the possibilities that the Company's technology or any or all of its potential products will be found to be unsafe, ineffective, or otherwise fail to receive necessary marketing clearance; that the potential products, if safe and effective, will be difficult to manufacture or market; that proprietary rights of third parties will preclude the Company from marketing products; or that third parties will market superior, equivalent or more cost-effective products. As a result, there can be no assurance that the Company's research and development activities will result in any commercially viable products.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

            The Company will require substantial additional funds to conduct the development and testing of its potential products and to manufacture and market any products that may be developed. As described in Management's Discussion and Analysis, the Company's future capital requirements will depend on numerous factors, including the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing collaborative and licensing relationships, the ability of the Company to establish corporate partnerships for the manufacture and marketing of its potential products, and the purchase of additional capital equipment. The Company intends to seek additional funding through public or private financings, collaborative or other arrangements, or from other sources. There can be no assurance that additional financing will be available from any of these sources or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, significant dilution to existing stockholders may result. If adequate funds are not otherwise available, the Company may be required to delay, scale back or eliminate one or more of its research, discovery or development programs, or to obtain funds through entering into arrangements with collaborators or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products, or to cease operations.

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE FINANCIAL RESULTS

            The Company has incurred significant operating losses since its inception in 1986 and it expects to continue to incur significant operating losses for at least the next several years. The amount of net losses and the time required by the Company to reach profitability are uncertain. The Company's ability to achieve profitability depends upon its ability, alone or with others, to complete successful development of its potential products, conduct clinical trials, obtain required regulatory approvals and successfully manufacture and market its products. There can be no assurance that the Company will ever achieve significant revenue or achieve profitability on a sustained basis.

DEPENDENCE ON THIRD PARTIES

            In connection with its restructuring in November 1995, the Company elected not to proceed with plans to establish a dedicated sales and marketing organization. In order to successfully commercialize its product candidates, the Company will be required to enter into arrangements with


                                    10 of 17
one or more companies that will: provide for Phase III clinical testing, commercial scale-up and manufacture of the Company's potential products; obtain or assist the Company in other activities associated with obtaining regulatory approvals for its product candidates; and market and sell the Company's products, if approved.

            To date, the Company has entered into agreements with CIBA Vision for co-exclusive rights with the Company in the United States to manufacture and market AquaSite, MethaSite(R), ToPreSite and ISV-205 for certain non-glaucoma-related indications. Of these, only AquaSite, an OTC product for which regulatory approval is not required, has been marketed. In an agreement entered into with CIBA Vision in May 1996, the Company regained full U.S. marketing rights to the Company's PilaSite product candidate for glaucoma. In exchange, CIBA Vision received royalty-bearing, co-exclusive U.S. marketing rights to ToPreSite product candidate for ocular inflammation/infection. CIBA Vision assumed all subsequent product development, clinical and regulatory responsibility for ToPreSite. In addition, CIBA Vision received royalty-bearing, co-exclusive U.S. marketing rights to the Company's ISV-205 product candidate for certain non-glaucoma-related indications. CIBA Vision has no obligation to fund the further development of MethaSite or ISV-205.

            In July 1996 the Company entered into agreements with Bausch & Lomb Incorporated (B&L) which provide for: B&L to receive an exclusive worldwide royalty bearing license to manufacture and market PilaSite; a collaboration between the two parties to develop and sell a new formulation of DuraSite; and the Company to move its manufacturing equipment to B&L facilities in Tampa, Florida and to share with B&L the cost of building a new clean room.

            There can be no assurance that, even if regulatory approvals are obtained, products will be successfully marketed, or that the Company will be able to conclude arrangements with other companies to support the commercialization of such products on acceptable terms, if at all.

            The Company's strategy for research, development and commercialization of certain of its products requires the Company to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, and is dependent on the subsequent success of these outside parties in performing their responsibilities. For example, the Company is dependent upon British Biotechnology plc ("British Biotech") for the supply of batimastat and lexipafant, the active drugs incorporated into the Company's ISV-120 and ISV-611 product candidates, respectively. British Biotech is currently conducting clinical testing of batimastat and lexipafant for non-ophthalmic indications. Should British Biotech elect not to proceed with the development of either product candidate, the Company may have no source of ongoing raw materials for affected product candidates and its business may be adversely affected. In addition, there can be no assurance that the Company's collaborators will not take the position that they are free to compete using the Company's technology without accounting to the Company, or will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including the Company's competitors, as a means for developing treatments for the disease or disorders targeted by these collaborative programs.

UNCERTAINTY OF PATENTS AND PROPRIETARY RIGHTS

            The Company's success will depend in large part on its ability to obtain patents, protect trade secrets and operate without infringing upon the proprietary rights of others. A substantial number of patents in the field of ophthalmology have been issued to pharmaceutical, biotechnology and biopharmaceutical companies. Moreover, competitors may have filed patent applications, may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with those of the Company. There can be no assurance that the Company's patent applications will be approved, that the Company will develop additional proprietary products that


                                    11 of 17
are patentable, that any issued patents will provide the Company with adequate protection for its inventions or will not be challenged by others, or that the patents of others will not impair the ability of the Company to commercialize its products. The patent position of firms in the pharmaceutical industry generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under pharmaceutical patents. There can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around any patents of the Company.

            A number of pharmaceutical companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to the Company's business. Some of these technologies, applications or patents may conflict with the Company's technologies or patent applications. Such conflict could limit the scope of the patents, if any, that the Company may be able to obtain or result in the denial of the Company's patent applications. In addition, if patents that cover the Company's activities have been or are issued to other companies, there can be no assurance that the Company would be able to obtain licenses to these patents, at all, or at a reasonable cost, or be able to develop or obtain alternative technology. If the Company does not obtain such licenses, it could encounter delays or be precluded from introducing products to the market. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company or to protect trade secrets or know-how owned by the Company, and could result in substantial cost to and diversion of effort by, and may have a material adverse effect on, the Company. In addition, there can be no assurance that these efforts by the Company will be successful.

            The Company's competitive position is also dependent upon unpatented trade secrets. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets, that such trade secrets will not be disclosed or that the Company can effectively protect its rights to unpatented trade secrets. To the extent that the Company or its consultants or research collaborators use intellectual property owned by others in their work for the Company, disputes also may arise as to the rights in related or resulting know-how and inventions.

NO COMMERCIAL MANUFACTURING EXPERIENCE

            The Company has no experience in the manufacture of products for commercial purposes. The Company has a pilot facility licensed by the State of California to manufacture certain of its products for Phase I and Phase II clinical trials. Contract manufacturers must adhere to regulations enforced by the United States Food and Drug Administration ("FDA") on an ongoing basis through its facilities inspection program. There are a limited number of Good Manufacturing Processes contract manufacturers which are able to manufacture products using InSite's technology. In July 1996, the Company entered into an alliance under which B&L has agreed to manufacture Company products. If the Company should encounter delays or difficulties in establishing and maintaining its relationship with B&L or other qualified manufacturers to produce, package and distribute its finished products, then clinical trials, regulatory filings, market introduction and subsequent sales of such products would be adversely affected.

            Contract manufacturing facilities must pass a pre-approval plant inspection before the FDA will approve a new drug application ("NDA"). There can be no assurance that the FDA or other regulatory agencies will approve the process or the facilities by which any of the Company's products may be manufactured. The Company's dependence on third parties for the manufacture of products may adversely affect the Company's ability to develop and deliver products on a timely and competitive


                                    12 of 17
basis. Should the Company be required to manufacture products itself, the Company will be subject to the regulatory requirements described above, to similar risks regarding delays or difficulties encountered in manufacturing any such products and will require substantial additional capital. There can be no assurance that the Company will be able to manufacture any such products successfully or in a cost-effective manner. In addition, certain of the raw materials the Company uses in formulating its DuraSite drug delivery system are available from only one source. Any significant interruption in the supply of these raw materials could delay the Company's clinical trials, product development or product sales and could have a material adverse effect on the Company's business.

GOVERNMENT REGULATION AND PRODUCT APPROVAL

            FDA and comparable agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon preclinical and clinical testing, manufacturing and marketing of pharmaceutical products. Lengthy and detailed preclinical and clinical testing, validation of manufacturing and quality control processes, and other costly and time-consuming procedures are required. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. The effect of government regulation may be to delay or to prevent marketing of potential products for a considerable period of time and to impose costly procedures upon the Company's activities. There can be no assurance that the FDA or any other regulatory agency will grant approval for any products developed by the Company on a timely basis, or at all. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory approval. If regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which a product may be marketed. Further, even if regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. Delay in obtaining or failure to obtain regulatory approvals would have a material adverse effect on the Company's business.

            The FDA's policies may change and additional government regulations may be promulgated which could prevent or delay regulatory approval of the Company's potential products. Moreover, increased attention to the containment of health care costs in the United States could result in new government regulations which could have a material adverse effect on the Company's business. The Company is unable to predict the likelihood of adverse governmental regulation which might arise from future legislative or administrative action, either in the United States or abroad. See "- Uncertainty of Product Pricing, Reimbursement and Related Matters."

COMPETITION

            The Company's success depends upon developing and maintaining a competitive position in the development of products and technologies in its areas of focus. There are many competitors of the Company in the United States and abroad, including pharmaceutical, biotechnology and other companies with varying resources and degrees of concentration on the ophthalmic pharmaceuticals market. The Company's competitors may have existing products or products under development which may be technically superior to those of the Company or which may be less costly or more acceptable to the market. Competition from such companies is intense and expected to increase as new products enter the market and new technologies become available. The Company's competitors, many of whom have substantially greater financial, technical, marketing and human resources than the Company, may also succeed in developing technologies and products that are more effective, safer or more commercially acceptable than any which have been or are being developed by the Company. The Company's competitors may obtain cost advantages, patent protection or other intellectual property rights that


                                    13 of 17
would block or limit the Company's ability to develop its potential products, or may obtain regulatory approval for the commercialization of their products more effectively or rapidly than the Company. To the extent that the Company determines to manufacture and market its products by itself, it will also compete with respect to manufacturing efficiency and marketing capabilities, areas in which it has limited or no experience.

MARKETING AND SALES

            The Company plans to market and sell its products through arrangements with one or more pharmaceutical companies with expertise in the ophthalmic drug industry. There can be no assurance that the Company will be able to enter into such arrangements on acceptable terms, if at all. If the Company is not successful in concluding such arrangements, it may be required to establish its own sales and marketing organization, although the Company has no experience in sales, marketing or distribution. There can be no assurance that the Company will be able to build such a marketing staff or sales force, or that the Company's sales and marketing efforts will be cost-effective or successful. To the extent the Company has entered into or enters into co-marketing, co-promotion or other licensing arrangements for the marketing and sale of its products, any revenues received by the Company will be dependent on the efforts of third parties (such as CIBA Vision and B&L), and there can be no assurance that such efforts will be successful.

DEPENDENCE ON KEY PERSONNEL

            The Company is highly dependent on Dr. Chandrasekaran and other principal members of its scientific and management staff, the loss of whose services might significantly delay the achievement of planned development objectives. Furthermore, recruiting and retaining qualified personnel will be critical to the Company's success. There can be no assurance that the Company will be able to continue to attract and retain such personnel necessary for the development of the Company's business.

PRODUCT LIABILITY EXPOSURE; LIMITED INSURANCE COVERAGE

            The Company's business exposes it to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of human therapeutic products. Product liability insurance for the pharmaceutical industry generally is expensive. There can be no assurance that the Company's present product liability insurance coverage is adequate. Such existing coverage will not be adequate as the Company further develops its products, and no assurance can be given that adequate insurance coverage against potential claims will be available in sufficient amounts or at a reasonable cost.

UNCERTAINTY OF PRODUCT PRICING, REIMBURSEMENT AND RELATED MATTERS

            The Company's business may be materially adversely affected by the continuing efforts of governmental and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets the pricing or profitability of health care products is subject to government control. In the United States, there have been, and the Company expects there will continue to be, a number of federal and state proposals to implement similar government control. While the Company cannot predict whether any such legislative or regulatory proposals or reforms will be adopted, the announcement of such proposals or reforms could have a material adverse effect on the Company's ability to raise capital or form collaborations, and the adoption of such proposals or reforms could have a material adverse effect on the Company.


                                    14 of 17

            In addition, in both the United States and elsewhere, sales of health care products are dependent in part on the availability of reimbursement from third party payers, such as government and private insurance plans. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third party payers are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more products to the market, there can be no assurance that reimbursement from third party payers will be available or will be sufficient to allow the Company to sell its products on a competitive basis.

HAZARDOUS MATERIALS; ENVIRONMENTAL MATTERS

            The Company's research, development and manufacturing processes involve the controlled use of small amounts of hazardous and radioactive materials. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result, and any such liability could exceed the resources of the Company. Moreover, the Company may be required to incur significant costs to comply with environmental laws and regulations, especially to the extent that the Company determines to manufacture its own products.

CONTROL BY MANAGEMENT AND EXISTING STOCKHOLDERS

            As of June 30, 1996, the Company's management and principal stockholders in the aggregate owned beneficially approximately 32.2% of the Company's outstanding shares of Common Stock. As a result, these stockholders, acting together, would be able to effectively control most matters requiring approval by the stockholders of the Company, including the election of a majority of the directors.

VOLATILITY OF STOCK PRICE; NO DIVIDENDS

            The market prices for securities of biopharmaceutical and biotechnology companies (including the Company) have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Future announcements concerning the Company, its competitors or other biopharmaceutical companies including the results of testing and clinical trials, technological innovations or new therapeutic products, governmental regulation, developments in patent or other proprietary rights, litigation or public concern as to the safety of products developed by the Company or others and general market conditions may have a significant effect on the market price of the Common Stock. The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any dividends in the foreseeable future.

ANTI-TAKEOVER PROVISIONS

            The ability of the Board of Directors of the Company to issue shares of Preferred Stock without stockholder approval may have certain anti-takeover effects. The Company also is subject to provisions of the Delaware General Corporation Law which may make certain business combinations more difficult.


                                    15 of 17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

On May 29, 1996, the Company held its Annual Meeting of Stockholders at which the stockholders approved:

(1) The election of S. Kumar Chandrasekaran, Ph.D., Mitchell H. Friedlaender, M.D., Grant H. Inman, John E. Lucas, Jon S. Saxe and John W. Shell, Ph.D. to the Board of Directors to serve until the next annual meeting or until their successors are elected and qualified. The following directors received the number of votes set opposite their respective names:

                                              For Election            Withheld
      S. Kumar Chandrasekaran, Ph.D.            9,011,344              20,000
      Mitchell H. Friedlaender, M.D.            9,011,144              20,200
      Grant H. Inman                            9,011,144              20,200
      John E. Lucas                             9,011,144              20,200
      Jon S. Saxe                               9,010,144              21,200
      John W. Shell                             9,010,069              21,275

(2) The ratification of the Company's appointment of Ernst & Young LLP as the Company's independent certified public accountants for the 1996 fiscal year. Such proposal received 9,009,484 votes for the ratification, 10,350 against the ratification and 11,510 votes abstained.

There were a total of 1,898,922 broker non-votes for each matter.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)          Exhibits

                Number   Exhibit Table
                ------   -------------
                10.28    ISV-205 License Agreement dated May 28, 1996 by and
                         between the Company and CIBA Vision Ophthalmics.*

                10.29 ToPreSite(TM) License Agreement dated May 28, 1996 by and between the Company and CIBA Vision Ophthalmics.*

                10.30    BetaSite(R) Contract Manufacturing Agreement dated
                         July 18, 1996 by and between the Company and Bausch
                         &Lomb Pharmaceuticals, Inc.*

                10.31 PilaSite(R)License Agreement dated July 18, 1996 by and between the Company and Bausch & Lomb
                         Pharmaceuticals, Inc.*

                10.32 Timolol Development Agreement dated July 18, 1996 by and between the Company and Bausch & Lomb
                         Pharmaceuticals, Inc.*

                10.33 Stock Purchase Agreement dated July 18, 1996 by and between the Company and Bausch & Lomb Incorporated.*

             * Confidential treatment has been applied for with the Securities and Exchange Commission with respect to certain portions of this agreement.


                                    16 of 17

b)       Reports on Form 8-K

         No reports on Form 8-K were filed in the quarter ended June 30, 1996.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INSITE VISION INCORPORATED




Dated: August 9, 1996                  by:  /s/  S. Kumar Chandrasekaran
                                            -----------------------------------
                                                 S. Kumar Chandrasekaran, Ph.D.
                                                 Chairman of the Board,
                                                 Chief Executive Officer
                                                 and Chief Financial Officer


                                    17 of 17