Form 10-Q
period 1996-09-30
INSITE VISION INC
filed 1996-10-25
CIK 802724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996




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




      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
                                              ---
      The number of shares of registrant's common stock, $.01 par value, outstanding as of September 30, 1996: 12,915,398.

                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS




                                                                         Page
                                                                         ----
PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets at
      September 30, 1996 and December 31, 1995.......................      3

      Condensed Consolidated Statements of Operations
      For the three and nine months ended September 30, 1996 and 1995      4

      Condensed Consolidated Statements of Cash Flows
      For the nine months ended September 30, 1996 and 1995..........      5

      Notes to Condensed Consolidated Financial Statements  .........      6

Item 2.     Management's Discussion and Analysis of
      Financial Condition and Results of Operations..................      7


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      Exhibits.......................................................     16

      Reports on Form 8-K............................................     16


                                     2 of 16

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS


                           INSITE VISION INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      September 30,     December 31,
(in thousands, except share and per share amounts)                         1996            1995
----------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
ASSETS
Current assets:
    Cash and equivalents                                                 $ 12,205        $    871
    Short-term investments                                                     --           2,996
    Prepaid expenses and other current assets                                 374             151
                                                                         --------        --------
Total current assets                                                       12,579           4,018

Property and equipment, at cost:
     Laboratory and other equipment                                         3,891           4,151
     Leasehold improvements                                                 1,671           2,931
     Furniture and fixtures                                                   355             355
                                                                         --------        --------
                                                                            5,917           7,437
Accumulated depreciation                                                    4,179           3,812
                                                                         --------        --------
                                                                            1,738           3,625
                                                                         --------        --------
Total assets                                                             $ 14,317        $  7,643
                                                                         ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                    $     62        $    452
     Accrued liabilities                                                      265             145
     Accrued compensation and related expense                                 280             744
     Current portion of notes payable                                         171             301
                                                                         --------        --------
Total current liabilities                                                     778           1,642

Accrued rent                                                                   --              62
Notes payable                                                                  --              92

Commitments

Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
       none issued and outstanding
     Common stock, $.01 par value, 30,000,000 shares authorized;
       12,915,398 issued and outstanding at September 30, 1996;
       9,252,136 issued and outstanding at December 31, 1995                  129              93
     Paid-in capital                                                       77,103          62,651
     Other                                                                     --              (3)
     Accumulated deficit                                                  (63,693)        (56,894)
                                                                         --------        --------
Stockholders' equity                                                       13,539           5,847
                                                                         --------        --------
Total liabilities and stockholders' equity                               $ 14,317        $  7,643
                                                                         ========        ========

See accompanying notes to condensed consolidated financial statements.


                                    3 of 16

                           INSITE VISION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Three Months Ended               Nine Months Ended
                                                                  September 30,                   September 30,
(in thousands, except per share amounts)                      1996            1995            1996           1995
------------------------------------------------------------------------------------------------------------------
Revenue:
     License fee                                            $    500        $    --        $    500        $    --
     Royalty revenues                                              7             13              34             50
                                                            --------        -------        --------        -------
         Total                                                   507             13             534             50

Operating expenses:
     Research and development                                  1,293          1,963           4,060          6,577
     Loss on vacated facilities                                   --             --           1,412             --
     General and administrative                                  700            858           2,185          3,240
                                                            --------        -------        --------        -------
         Total                                                 1,993          2,821           7,657          9,817
                                                            --------        -------        --------        -------
Loss from operations                                          (1,486)        (2,808)         (7,123)        (9,767)

Interest and other income                                        150             77             360            398

Interest expense                                                  (9)          (102)            (36)          (210)
                                                            --------        -------        --------        -------
Net loss                                                    $ (1,345)       $(2,833)       $ (6,799)       $(9,579)
                                                            ========        =======        ========        =======
Net loss per share                                          $  (0.10)       $ (0.31)       $  (0.57)       $ (1.05)

Shares used to calculate net loss per share                   12,833          9,176          11,865          9,144

No dividends were declared or paid during the periods

See accompanying notes to condensed consolidated financial statements.


                                     4 of 16

                           INSITE VISION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      Nine months ended September 30,
(in thousands)                                              1996            1995
-------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                  $ (6,799)       $(9,579)
Adjustments to reconcile net loss to net
cash used in operating activities:
     Loss on vacated facilities                              1,412             --
     Depreciation and amortization                             502            650
     Deferred compensation                                      --            126
     Changes in:
          Prepaid expenses and other current assets           (223)           532
          Accounts payable and accrued liabilities            (734)          (471)
                                                          --------        -------
Net cash used in operating activities                       (5,842)        (8,742)

INVESTING ACTIVITIES
Maturity of short-term cash investments                      3,000          5,442
Purchases of property and equipment                            (90)        (1,537)
                                                          --------        -------
Net cash provided from investing activities                  2,910          3,905

FINANCING ACTIVITIES
Principal payments of notes payable                           (222)        (1,299)
Issuance of common stock, net                               14,488             92
                                                          --------        -------
Net cash provided (used) by financing activities            14,266         (1,207)

Net increase (decrease) in cash and equivalents             11,334         (6,044)
Cash and equivalents, beginning of period                      871          7,314
                                                          --------        -------
Cash and equivalents, end of period                       $ 12,205        $ 1,270
                                                          ========        =======
Supplemental disclosures:
     Interest paid in cash                                $     38        $   213
                                                          ========        =======

See accompanying notes to condensed consolidated financial statements.


                                     5 of 16

                           INSITE VISION INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

NOTE 1  -   BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

        These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE 2  -   PROPERTY AND EQUIPMENT

        In July 1996, the Company and Bausch & Lomb Incorporated (B&L) announced a strategic alliance covering the manufacture of potential InSite products, the worldwide marketing of InSite's PilaSite(R) product candidate for glaucoma, and a joint development program utilizing InSite's proprietary drug delivery technology. In connection with the alliance, B&L made a $1.0 million equity investment in the Company in August 1996, will make an additional $1.0 million equity investment in August 1997, will provide up to $2.0 million in new product development funding, and pay royalties to InSite on future PilaSite product sales.

        As a result of the B&L alliance, the Company ended its relationship with its previous contract manufacturer and wrote-off its share of equipment and leasehold improvements installed at the previous manufacturer's plant. This resulted in a non-cash charge to the Company's results of operations of $1.4 million which is reported as a separate line item in the accompanying financial statements. InSite's share of leasehold improvements at B&L facilities is expected to be about $500,000.


NOTE 3  -   STOCKHOLDERS' EQUITY

        In January 1996, the Company received net proceeds of approximately $4.8 million from a private placement of 1,469,232 shares of its common stock and 367,308 warrants. Each warrant entitles its holder to purchase one share of the Company's common stock for $3.25 until January 2001. Also in January 1996, the Company received $654,000 from the exercise of options for 185,041 common shares. In April 1996, the Company received net proceeds of approximately $7.9 million from a public offering of 1,750,000 shares of its common stock and, in August 1996, the Company received $1.0 million from B&L for the purchase of 210,527 common shares, as described in Note 2 above.


                                     6 of 16

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

        Except for the historical information contained herein, the discussion in this Quarterly Report contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Quarterly Report should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. The Company's actual results could differ materially from those discussed herein.

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

        To date, InSite Vision has not received any revenues from the sale of products, although it has received a small amount of royalties from the sale of products using the Company's licensed technology. The Company has been unprofitable since its inception and expects to continue to incur substantial losses for at least the next several years, due to continuing research and development efforts, including preclinical studies, clinical trials and manufacturing of its product candidates. The Company has financed its research and development activities and operations primarily through private and public placement of its equity securities and, to a lesser extent, from collaborative agreements.

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

        In May 1996, InSite entered into an agreement with CIBA Vision Ophthalmics (CIBA Vision) whereby InSite regained full U.S. marketing rights to InSite's PilaSite product candidate for glaucoma. In exchange, CIBA Vision received royalty-bearing, co-exclusive U.S. marketing rights to InSite's ToPreSite(TM) product candidate for ocular inflammation/infection. CIBA Vision assumed all subsequent product development, clinical and regulatory responsibility for ToPreSite. In addition, CIBA Vision received royalty-bearing, co-exclusive U.S. marketing rights to InSite Vision's ISV-205 product candidate for certain non-glaucoma-related indications.

        During July 1996, the Company entered into agreements with Bausch & Lomb Incorporated (B&L) which provide for:

        B&L to manufacture InSite product candidates at B&L's facility in Tampa, Florida using equipment owned by InSite, and for B&L and InSite to share the cost of certain leasehold improvements in connection with the installation and operation of the equipment;


                                     7 of 16

        B&L to receive, for a fee of $500,000, an exclusive worldwide royalty-bearing license to manufacture and market PilaSite;

        A collaboration between the Company and B&L to develop and sell a new DuraSite based eyedrop formulation; and

        A $2 million equity investment by B&L in the Company.

        As a result of these agreements, the Company elected to vacate its co-tenancy of a clean room at another manufacturer's plant and in June 1996 wrote-off the amounts it had previously capitalized related to that facility. This write-off resulted in a non-cash charge to the Company's results of operations of $1.4 million which is reported as a separate line item in the accompanying financial statements.

        As of September 30, 1996, the Company's accumulated deficit was approximately $63.7 million. There can be no assurance that InSite Vision will achieve either significant revenues from product sales or profitable operations.

RESULTS OF OPERATIONS

        Third quarter 1996 results include a $500,000 license fee from B&L for an exclusive worldwide royalty-bearing license to manufacture and market PilaSite. The Company earned royalty income of $7,000 and $13,000 for the quarters ended September 30, 1996 and 1995, respectively, from sales of AquaSite(R) by CIBA Vision. To date, the Company has not relied on royalty revenues for funding its activities, nor has it received revenues from the sale of products. The Company does not expect to receive significant product revenue or royalties for several years, if at all.

        Research and development expenses declined 34% in the third quarter of 1996 to $1.3 million from $2.0 million in the third quarter of 1995 with a 38% decline to $4.1 million from $6.6 million during the nine months ended September 30, 1996 and 1995, respectively. The decreases are primarily due to reduced personnel costs resulting from the 1995 restructuring described above and lower expenditures for human clinical studies of the Company's product candidates. As a result, it is presently anticipated that research and development expenses will be lower in 1996 than in 1995.

        The Company has re-prioritized its earlier stage development activities, placing emphasis on ISV-205 for the prevention of steroid-induced glaucoma, on ISV-611 for allergic conjunctivitis, and on ISV-120 for prevention of pterygium recurrence. Later stage product development is expected to be conducted through corporate partnering arrangements, if available on acceptable terms, or at all.

        General and administrative expenses declined 18% during the quarter ended September 30, 1996 to $700,000 from $858,000 during the third quarter of 1995, with a 33% decline to $2.2 million from $3.2 million during the nine months ended September 30, 1996 and 1995, respectively. In November 1995, the Company announced that it would not establish its own sales and marketing organization and that it had made staff reductions in its administration and manufacturing areas. As a result, general and administrative expenses are expected to be lower in 1996 than in 1995.

        Interest and other income was $150,000 and $77,000 for the quarters ended September 30, 1996 and 1995, respectively. Interest earned in the future will be dependent on the Company's funding cycles and prevailing interest rates. Interest expense relates primarily to notes payable.


                                     8 of 16

        The Company incurred net losses of $1.3 million and $2.8 million for the three month periods ended September 30, 1996 and 1995, respectively, resulting in net losses of $6.8 million and $9.6 million for the first nine months of 1996 and 1995, respectively. The Company expects to incur substantial additional losses over the next several years. The losses are expected to fluctuate from period to period based primarily on the level of product development and clinical activities.

LIQUIDITY AND CAPITAL RESOURCES

        InSite Vision has financed its operations primarily through private placements of preferred stock totaling $32.0 million, an October 1993 public offering of common stock which resulted in net proceeds of approximately $30.0 million, a January 1996 private placement of common stock and warrants which raised net proceeds of $4.8 million and an April 1996 public offering which raised net proceeds of $7.9 million. At September 30, 1996, the Company had cash and equivalents totaling $12.2 million. It is the Company's policy to invest these funds in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt.

        For the nine months ended September 30, 1996 and 1995, expenditures for operating activities and additions to capital equipment were $5.9 million and $10.3 million, respectively. Of those amounts, $90,000 and $1,537,000 were for additions to laboratory and other property and equipment in 1996 and 1995, respectively. The Company expects to expend approximately $500,000 during the fourth quarter of 1996 for its share of leasehold improvements at B&L's facilities in Tampa, Florida. The timing of future expenditures will correspond to the timing of clinical trials of potential products and additional product development.

        The Company's future capital expenditures and requirements will depend on numerous factors, including the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing collaborative and licensing relationships, the ability of the Company to establish additional collaborative arrangements, acquisition of new products and technologies, the completion of commercialization activities and arrangements, and the purchase of additional plant and equipment.

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


                                     9 of 16

                                  RISK FACTORS

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

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

        The Company will require substantial additional funds to conduct the development and testing of its potential products and to manufacture and market any products that may be developed. As previously described in Analysis of Liquidity and Capital Resources, the Company's future capital requirements will depend on numerous factors, including the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing collaborative and licensing relationships, the ability of the Company to establish corporate partnerships for the manufacture and marketing of its potential products, and the purchase of additional capital equipment. The Company intends to seek additional funding through public or private financings, collaborative or other arrangements, or from other sources. There can be no assurance that additional financing will be available from any of these sources or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, significant dilution to existing stockholders may result. If adequate funds are not otherwise available, the Company may be required to delay, scale back or eliminate one or more of its research, discovery or development programs, or to obtain funds through entering into arrangements with collaborators or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products, or to cease operations.

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


                                    10 of 16

DEPENDENCE ON THIRD PARTIES

        In connection with its restructuring in November 1995, the Company elected not to proceed with plans to establish a dedicated sales and marketing organization. In order to successfully commercialize its product candidates, the Company will be required to enter into arrangements with one or more companies that will: provide for Phase III clinical testing, commercial scale-up and manufacture of the Company's potential products; obtain or assist the Company in other activities associated with obtaining regulatory approvals for its product candidates; and market and sell the Company's products, if approved.

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

UNCERTAINTY OF PATENTS AND PROPRIETARY RIGHTS

        The Company's success will depend in large part on its ability to obtain patents, protect trade secrets and operate without infringing upon the proprietary rights of others. A substantial number of


                                    11 of 16
patents in the field of ophthalmology have been issued to pharmaceutical, biotechnology and biopharmaceutical companies. Moreover, competitors may have filed patent applications, may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with those of the Company. There can be no assurance that the Company's patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any issued patents will provide the Company with adequate protection for its inventions or will not be challenged by others, or that the patents of others will not impair the ability of the Company to commercialize its products. The patent position of firms in the pharmaceutical industry generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under pharmaceutical patents. There can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around any patents of the Company.

        A number of pharmaceutical companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to the Company's business. Some of these technologies, applications or patents may conflict with the Company's technologies or patent applications. Such conflicts could limit the scope of the patents, if any, that the Company may be able to obtain or result in the denial of the Company's patent applications. In addition, if patents that cover the Company's activities have been or are issued to other companies, there can be no assurance that the Company would be able to obtain licenses to these patents, at all, or at a reasonable cost, or be able to develop or obtain alternative technology. If the Company does not obtain such licenses, it could encounter delays or be precluded from introducing products to the market. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company or to protect trade secrets or know-how owned by the Company, and could result in substantial cost to and diversion of effort by, and may have a material adverse effect on, the Company. In addition, there can be no assurance that these efforts by the Company will be successful.

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


                                    12 of 16

        Contract manufacturing facilities must pass a pre-approval plant inspection before the FDA will approve a new drug application ("NDA"). There can be no assurance that the FDA or other regulatory agencies will approve the process or the facilities by which any of the Company's products may be manufactured. The Company's dependence on third parties for the manufacture of products may adversely affect the Company's ability to develop and deliver products on a timely and competitive basis. Should the Company be required to manufacture products itself, the Company will be subject to the regulatory requirements described above, to similar risks regarding delays or difficulties encountered in manufacturing any such products and will require substantial additional capital. There can be no assurance that the Company will be able to manufacture any such products successfully or in a cost-effective manner. In addition, certain of the raw materials the Company uses in formulating its DuraSite drug delivery system are available from only one source. Any significant interruption in the supply of these raw materials could delay the Company's clinical trials, product development or product sales and could have a material adverse effect on the Company's business.

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

        The FDA's policies may change and additional government regulations may be promulgated which could prevent or delay regulatory approval of the Company's potential products. Moreover, increased attention to the containment of health care costs in the United States could result in new government regulations which could have a material adverse effect on the Company's business. The Company is unable to predict the likelihood of adverse governmental regulation which might arise from future legislative or administrative action, either in the United States or abroad. See "Risk Factors - Uncertainty of Product Pricing, Reimbursement and Related Matters."

COMPETITION

        The Company's success depends upon developing and maintaining a competitive position in the development of products and technologies in its areas of focus. There are many competitors of the Company in the United States and abroad, including pharmaceutical, biotechnology and other companies with varying resources and degrees of concentration on the ophthalmic pharmaceuticals market. The Company's competitors may have existing products or products under development which may be technically superior to those of the Company or which may be less costly or more acceptable to the market. Competition from such companies is intense and expected to increase as new products


                                    13 of 16
enter the market and new technologies become available. The Company's competitors, many of whom have substantially greater financial, technical, marketing and human resources than the Company, may also succeed in developing technologies and products that are more effective, safer or more commercially acceptable than any which have been or are being developed by the Company. The Company's competitors may obtain cost advantages, patent protection or other intellectual property rights that would block or limit the Company's ability to develop its potential products, or may obtain regulatory approval for the commercialization of their products more effectively or rapidly than the Company. To the extent that the Company determines to manufacture and market its products by itself, it will also compete with respect to manufacturing efficiency and marketing capabilities, areas in which it has limited or no experience.

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

UNCERTAINTY OF PRODUCT PRICING, REIMBURSEMENT AND RELATED MATTERS

        The Company's business may be materially adversely affected by the continuing efforts of governmental and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets the pricing or profitability of health care products is subject to government control. In the United States, there have been, and the Company expects there will continue to be, a number of federal and state proposals to implement similar government control. While the Company cannot predict whether any such legislative or regulatory proposals or reforms will


                                    14 of 16
be adopted, the announcement of such proposals or reforms could have a material adverse effect on the Company's ability to raise capital or form collaborations, and the adoption of such proposals or reforms could have a material adverse effect on the Company.

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

CONTROL BY MANAGEMENT AND EXISTING STOCKHOLDERS

        As of September 30, 1996, the Company's management and principal stockholders in the aggregate owned beneficially approximately 24.8% of the Company's outstanding shares of Common Stock. As a result, these stockholders, acting together, would be able to effectively control most matters requiring approval by the stockholders of the Company, including the election of a majority of the directors.

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

ANTI-TAKEOVER PROVISIONS

        The ability of the Board of Directors of the Company to issue shares of Preferred Stock without stockholder approval may have certain anti-takeover effects. The Company also is subject to


                                    15 of 16
provisions of the Delaware General Corporation Law which may make certain business combinations more difficult.


                                  PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)    Exhibits

      None

b)    Reports on Form 8-K

      No reports on Form 8-K were filed in the quarter ended September 30, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             INSITE VISION INCORPORATED




Dated:  October 25, 1996                     by: /s/   S. Kumar Chandrasekaran
                                                 -----------------------------

                                                 S. Kumar Chandrasekaran, Ph.D.
                                                 Chairman of the Board,
                                                 Chief Executive Officer
                                                 and Chief Financial Officer


                                    16 of 16