Form 10-Q/A
period 1996-06-30
INSITE VISION INC
filed 1996-11-07
CIK 802724

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-Q/A



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




       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 865-8800




         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

         The number of shares of registrant's common stock, $.01 par value, outstanding as of June 30, 1996: 12,689,792.

ITEM 6.  EXHIBITS

a)  Exhibits

                Number               Exhibit Table
                ------               -------------

                   27                Financial Data Schedule





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      INSITE VISION INCORPORATED




Dated: November 1, 1996          by:    /s/   S. Kumar Chandrasekaran
                                        -------------------------------
                                              S. Kumar Chandrasekaran, Ph.D.
                                              Chairman of the Board,
                                              Chief Executive Officer
                                              and Chief Financial Officer