Form 10-Q/A
period 1996-06-30
INSITE VISION INC
filed 1997-01-27
CIK 802724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 _______________


                                   FORM 10-Q/A

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                         Commission file number 0-22332


                           INSITE VISION INCORPORATED
             (Exact name of registrant as specified in its charter)


                  DELAWARE                           94-3015807
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


                 965 ATLANTIC AVENUE, ALAMEDA, CALIFORNIA 94501
              (Address of principal executive offices and zip code)

                                 (510) 865-8800
              (Registrant's telephone number, including area code)

________________________________________________________________________________
               Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.


         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No
                                              ---- ----
Number of shares of registrant's common stock, $0.01 par value, outstanding as of June 30, 1996: 12,689,792.

ITEM 6:           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.33+ Stock Purchase Agreement dated July 18, 1996 by and between the Company and Bausch & Lomb Pharmaceuticals, Inc.

-----------

+ Confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, has been requested with respect to certain portions of this agreement.



         (b) There were no reports on Form 8-K during the quarter ended June 30, 1996.

                           INSITE VISION INCORPORATED


                                   SIGNATURES




         Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            INSITE VISION INCORPORATED
                                                    (Registrant)



Date:  January 21, 1997           By: /s/ S.K. Chandrasekaran
                                      ------------------------------------------
                                      S. Kumar Chandrasekaran, Ph.D.
                                      Chairman of the Board, Chief Executive
                                      Officer and Chief Financial Officer

                                      On behalf of the Company and as Principal
                                      Financial Officer