Form 10-K
period 1996-12-31
INSITE VISION INC
filed 1997-03-05
CIK 802724

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
     Title of each class                                  on which registered
     -------------------                                  -------------------
            None                                                  None

         Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the registrant as of January 31, 1997: $64,140,520 (based upon the closing sale price of the Common Stock on January 31, 1997). Number of shares of Common Stock, $.01 par value, outstanding as of January 31, 1997:
12,936,400.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Designated portions of the following document are incorporated by reference into this Report on Form 10-K where indicated: portions of the Proxy Statement for the registrant's 1997 Annual Meeting of Stockholders to be held on or about June 2, 1997 are incorporated by reference into Part III.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
PART I
          Item 1.   Business..................................................................................  1
          Item 2.   Properties................................................................................ 22
          Item 3.   Legal Proceedings......................................................................... 22
          Item 4.   Submission of Matters to a Vote of Security Holders....................................... 22

PART II
          Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..................... 23
          Item 6.   Selected Financial Data................................................................... 24
          Item 7.   Management's Discussion and Analysis of Financial Condition and Results
                    of Operations............................................................................. 25
          Item 8.   Financial Statements and Supplementary Data............................................... 27
          Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
                    Disclosure................................................................................ 38

PART III
          Item 10   Directors and Executive Officers of the Registrant........................................ 38
          Item 11.  Executive Compensation.................................................................... 38
          Item 12.  Security Ownership of Certain Beneficial Owners and Management............................ 38
          Item 13.  Certain Relationships and Related Transactions............................................ 38

PART IV
          Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................... 38

                                     PART I

ITEM 1.  BUSINESS

         Except for the historical information contained herein, the discussion in this Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed below in "Risk Factors," as well as those discussed elsewhere herein.


                                   THE COMPANY

         InSite Vision Incorporated ("InSite," "InSite Vision" or the "Company") is focused on the development of ophthalmic pharmaceutical products based on its proprietary DuraSite(R) drug delivery technology and on the development of genetically based tools for the diagnosis and prognosis of glaucoma. DuraSite-based products are designed to improve the safety and efficacy of existing ophthalmic products, and may expand the ophthalmic pharmaceutical market by permitting the novel use of drugs for ophthalmic indications that are currently used or being developed for non-ophthalmic indications. Moreover, the Company believes its drug delivery technology may improve patient compliance, comfort and convenience by reducing dosage frequency, concentration and adverse side effects. InSite's products under development are intended to address a broad spectrum of ocular indications including glaucoma, inflammation and infection.

         The DuraSite delivery system is a patented eye drop formulation comprising a cross-linked carboxyl containing polymer which incorporates the drug to be delivered to the eye. The eye drop is instilled in the cul-de-sac of the eye as a small volume eye drop. DuraSite can be customized to deliver a wide variety of potential drug candidates with a broad range of molecular weights and other properties. In addition, the DuraSite formulation remains in the eye for up to several hours during which time the active drug ingredient is gradually released. DuraSite extends the residence time of the drug due to a combination of mucoadhesion, surface tension and viscosity. Eye drops delivered in the DuraSite system contrast to conventional eye drops which typically only last in the eye a few minutes, thus requiring delivery of a highly concentrated burst of drug and frequent administration to sustain therapeutic levels. The increased residence time for DuraSite is designed to permit lower concentrations of a drug to be administered over a longer period of time, thereby minimizing the inconvenience of frequent dosing and reducing the potential related adverse side effects of a highly concentrated dose.

         The first product utilizing the Company's DuraSite technology, AquaSite(R) dry eye treatment, was launched as an over-the-counter medication in 1992 by CIBA Vision Ophthalmics ("CIBA Vision"), to which the Company has licensed certain co-exclusive rights. Phase III clinical studies have been completed for the Company's PilaSite(R) and BetaSite(R) product candidates to treat glaucoma and in July 1996, the Company licensed certain rights for PilaSite to Bausch and Lomb Incorporated ("B&L"). As a result of its agreement with B&L, the Company is preparing a new drug application ("NDA") for PilaSite.

         The Company, as part of its strategy to conserve financial resources following its restructuring in November 1995, deferred filing "NDAs" for other product candidates until alliances with one or more corporate partners for these product candidates are reached and until registration lots necessary to support such NDA filings have been manufactured. There can be no assurance that the Company will successfully conclude any further corporate partnership agreements.

         The Company has five additional products in Phase I or Phase II clinical trials. In addition, InSite is conducting research or preclinical studies on several proprietary drugs, some of which may have therapeutic potential for inadequately addressed eye diseases. In connection with such development efforts, the Company has established collaborations with Pharmacia & Upjohn, Inc. ("Upjohn") and British

Biotechnology plc ("British Biotech"), among others. See table on Page 5 for additional information. MethaSite and ToPreSite have been licensed on a co-exclusive basis in the U.S. and Canada to CIBA Vision; the use of ISV-205 for inflammation and analgesia, has been licensed on an exclusive basis in the U.S. to CIBA Vision; and PilaSite and ISV-208 have been licensed on an exclusive basis to B&L. The Company is currently in discussions with several potential partners to out license other product candidates.


OPHTHALMIC PHARMACEUTICAL MARKET

         In 1996, the market for ophthalmic prescription pharmaceuticals in the U.S. was approximately $1.2 billion. The principal categories of products in the ophthalmic market are glaucoma treatments, anti-inflammatories, anti-infectives, surgical adjuncts and artificial tear products.

         The majority of eye diseases are age-related. As a result, the aging of the population in developed countries is a significant factor which InSite believes will contribute to increased demand for new ophthalmic pharmaceuticals. The prevalence of eye disease is ten times greater in persons over the age of 65 than under age 65, and the U.S. Census Bureau projects that the percentage of the U.S. population over age 65 will increase from 11.3% in 1980 to approximately 13% by the year 2000.

         In addition to changing demographics, the Company believes that recent improvements in medical technology, such as increasingly sophisticated diagnostic techniques, will allow identification of ocular diseases at an earlier stage, enabling more effective treatment with drug intervention and expanding the treatment regimens available to the ophthalmologist. Further, the Company believes that the recent emergence of new laser-based procedures to correct vision problems may substantially increase the need for comfortable, extended-release drug therapy during the post-surgical ocular healing process.

         Drug treatment for many prevalent eye problems is inadequate. For example, there is no effective treatment for the underlying cause of glaucoma, nor is there any U.S. Food and Drug Administration ("FDA") approved regimens to prevent the recurrence of pterygia following surgical removal. Further, other therapeutic indications, such as ocular allergies, are not satisfactorily addressed by existing drug therapies. The Company believes its drug delivery technology may improve patient compliance, comfort and convenience by reducing dosage frequency, concentration and adverse side effects. Additionally, the Company believes its drug delivery technology may expand the ophthalmic pharmaceutical market by permitting the novel use of drugs for ophthalmic indications that are currently used or being developed for non-ophthalmic indications.


CONVENTIONAL OCULAR DRUG DELIVERY

         The development of a safe, effective and efficient method of drug delivery is critical in improving existing treatments and developing new therapies for many diseases of the eye. In order to develop a delivery system, however, several challenges must be overcome successfully. The cornea has one of the highest concentrations of sensory nerves in the body, which makes the eye very sensitive to drug formulation parameters such as pH, tonicity (relative water and salt balance) and particle size. If a delivery system is not suitably formulated, the user may experience discomforting sensations of burning, stinging or presence of foreign bodies.

         The length of time that a drug remains efficacious in the eye has a significant effect on dosing frequency and patient compliance. This period is largely regulated by the ability of the drug delivery system to release its contents over an extended period of time. Tear film in the eye replaces itself approximately every six minutes and therefore certain delivery systems, such as conventional eye drops, begin to be drained from the eye immediately after application, thus requiring frequent application. Studies have shown that an effective delivery system which can reduce dosing frequency from four to two times per day may significantly increase patient compliance with prescribed drug regimens.

         Ease of dosing and maintenance of visual acuity are other major issues in designing an effective drug delivery system for the eye. The primary means of ophthalmic drug delivery to-date have been conventional eye drops, solid inserts and ointments containing drugs to be administered. Conventional eye drops and solid drug releasing inserts can be difficult for patients with vision impairment or manual dexterity problems to administer. Moreover, InSite believes that a significant portion of the U.S. population is averse to placing solid objects, such as inserts, in the eye. In addition, inserts can become dislodged as a result of normal eye and lid movement and tear flow patterns. This interrupts therapy and causes inconvenience and discomfort to the user. The prolonged blurring of vision associated with ointments is also considered unacceptable for daytime use by active patients.

         Approximately 90% of ophthalmic drugs are currently delivered by means of a conventional eyedrop administered from a standard dropper bottle. However, this system suffers from significant limitations. Because the standard eyedrop is seven times the volume of normal tear film, rapid drainage and overflow typically occur immediately upon its use. As a result, up to 90% of an eyedrop can drain before the active drug becomes effective in the eye, and that portion of the eyedrop that remains is rapidly dispersed, usually within a few minutes. Eye drops must therefore be administered in frequent doses because they maintain peak concentration for only a few minutes. As drug development produces a greater variety of potential therapies for diseases of the eye, the Company believes that the limitations of conventional eye drops will become more pronounced.


THE INSITE SOLUTION--THE DURASITE SYSTEM

         InSite has developed the DuraSite drug delivery system to deliver drugs in a patented polymer formulation to treat ocular diseases. DuraSite is comprised of a cross-linked carboxyl-containing polymer. DuraSite's polymer incorporates the drug to be delivered, gradually releasing it over time. The polymer content in the formulation is minimal with the remainder consisting principally of salts and sterile water. The pH, tonicity and particle size distribution in the formulation have been adjusted to minimize the sensations of burning, stinging, presence of foreign bodies and blurring. The formulation is instilled as a small volume eyedrop into the conjunctival sac. DuraSite extends the residence time of the drug due to a combination of mucoadhesion, surface tension and viscosity. DuraSite's polymer stabilizes the drugs in aqueous media and/or retards degradation by the enzymes in the tear fluid. The Company believes that DuraSite can be customized to permit ophthalmic uses for compounds previously unavailable for ophthalmic applications, including compounds that are unstable or have short biological half-lives, such as antioxidants and proteins that may be useful in the treatment of degenerative eye diseases.

         The DuraSite formulations are instilled into the eye using a patented unit-dose, polyethylene dispenser. The dispenser has an easy-to-handle, bent-neck design that delivers approximately a 25-microliter drop which the Company believes is the optimal size to fill the average cul-de-sac without overflowing. The bent neck permits administration directly into the cul-de-sac of the eye while looking directly into a mirror, without having to tilt the head back. Thus, drops can be more easily instilled compared to conventional eye drops, even by patients with poor dexterity or depth perception.

         The DuraSite system has been designed to be highly flexible with the ability to incorporate a variety of soluble and insoluble drugs with varying molecular weights ranging from small chemicals such as pilocarpine to large proteins. All of the Company's therapeutic products under development and AquaSite have been formulated with DuraSite.

         The DuraSite system is designed to deliver effective, comfortable and convenient treatment for ocular indications while reducing unwanted drug side effects. The Company believes that products formulated in DuraSite may provide the following improvements over existing therapies:

         Reduced dosing frequency and improved compliance. Once the DuraSite eyedrop is in the cul-de-sac, it adheres to the natural mucin layer. The Company has demonstrated that DuraSite formulations can stay in the eye up to six hours, depending on specific drug and formulation characteristics. The DuraSite system releases the drug over this period of time, long after conventional eye drops have dissipated. While DuraSite is in the eye, its drug content is released over time by diffusion and bio-erosion from eyelid movements and tear flow. In Phase III clinical trials, InSite believes it has demonstrated that PilaSite used twice daily has a substantially similar effect as four daily doses of pilocarpine.

         Reduced side effects. This extended duration of action permits drugs to be formulated in DuraSite at lower levels of concentration than in conventional eye drop formulations. As a result, the amount of drug released at any one time is reduced, which may reduce the potential for adverse side effects from the drug being delivered. The DuraSite dispenser has been designed to deliver drops smaller than the 40 to 50 microliter drops typically produced by more conventional containers. This smaller drop size should minimize the overflow, which can cause discomfort and contribute to systemic side effects. Because DuraSite is insoluble, the polymer does not penetrate the eye or other mucous membranes and does not break down into potentially toxic or unstable by-products. As the polymer particles erode, they move through the nasolacrimal ducts and leave the body via the gastrointestinal tract without changing chemically or causing systemic side effects.

         Increased efficacy. Drug efficacy may be enhanced for drugs formulated in DuraSite because DuraSite is designed to permit drug release over an extended time, compared to drugs delivered in conventional eye drops.

         Enhanced convenience. The DuraSite dispenser has been designed to facilitate eyedrop installation. The Company has also developed color-coded and time-sequenced packaging to permit ease-of-use. Dispenser ease-of-use and less frequent application provide enhanced convenience, which the Company believes may contribute to improved patient compliance with prescribed treatment regimens.

         The Company is also developing additional polymer-based delivery systems with bio-erodible polymers and plasticizers to be administered topically. The expected advantages of these systems are (i) duration of action may be extended to 24 hours or longer; (ii) drug delivery profiles may be controlled more precisely to enable formulation of drugs with very narrow therapeutic indices; and (iii) drugs that are unstable in aqueous solutions (such as certain proteins) may remain stable for longer periods.


PRODUCTS AND PRODUCT CANDIDATES

         The table on the following page summarizes the current status of the Company's principal products and product candidates. A more detailed description of each product and product candidate follows the table. There can be no assurance that any of the listed products or product candidates will progress beyond its current state of development, receive necessary regulatory approval or be successfully marketed.

                         PRODUCTS AND PRODUCT CANDIDATES

                                           ANTICIPATED
     PRODUCT         INDICATIONS            BENEFITS                  STATUS(1)              COLLABORATOR
     -------         -----------            --------                  ---------              ------------
 MARKETED PRODUCT
     AquaSite          Dry eye           Reduced dosing            Marketed (OTC)             CIBA Vision
                                     frequency and extended                                   Ophthalmics
                                       duration of action

 GLAUCOMA PRODUCT
    CANDIDATES

     PilaSite          Glaucoma          Reduced dosing         Phase III completed          Bausch & Lomb
                                           frequency

     BetaSite          Glaucoma         Lowest available         Phase III completed
                                          concentration

    ISV - 205       Steroid-induced   Treat/prevent disease       Phase I completed          University of
                         IOP               progression                                         California
                      elevation,
                       glaucoma

    ISV - 900          Glaucoma          Detect disease               Research              Universities of
                     prognostic/         susceptibility                                     California and
                      diagnostic                                                              Connecticut

    ISV - 208          Glaucoma      Once daily product with         Preclinical             Bausch & Lomb
                                        improved comfort

  OTHER PRODUCT
    CANDIDATES
    MethaSite        Inflammation   Reduced dosing frequency     Phase III completed          CIBA Vision
                                                                                              Ophthalmics

    ISV - 205        Inflammation   Reduced dosing frequency      Phase I completed           CIBA Vision
                    and analgesia                                                             Ophthalmics

    ISV - 120         Pterygium     No satisfactory existing           Phase II             British Biotech
                      recurrence             therapy
                      prevention

    ISV - 611          Allergic        Improved safety and             Phase I              British Biotech
                    conjunctivitis          efficacy

    ToPreSite        Inflammation   Reduced dosing frequency         Preclinical              CIBA Vision
                    and infection                                                             Ophthalmics

    ISV - 600          Diabetic     No satisfactory existing           Research                  Upjohn
                     retinopathy,         drug therapy
                      Cataract,
                       Macular
                     degeneration

    ISV - 701         Anesthetic      Extended duration of             Phase I
                                             action

1) All products except AquaSite and ISV-900 are expected to be prescription pharmaceuticals. As denoted in the table, "Preclinical" indicates that a specific compound is being tested in preclinical studies in preparation for filing an investigational new drug application ("IND"). For a description of preclinical trials, IND, Phase I, Phase II and Phase III clinical trials and NDA, see"--- Government Regulation."

MARKETED PRODUCT

         AquaSite. The first product utilizing InSite's DuraSite technology was introduced to the OTC market in the U.S. in October 1992 by InSite's marketing partner, CIBA Vision. The Company receives a royalty on sales of AquaSite by CIBA Vision. The product contains the DuraSite formulation and demulcents for the symptomatic treatment of dry eye. Dry eye is an extremely common condition frequently associated with adverse environmental conditions such as heat and dryness. The post-menopausal state in women is the most frequent underlying medically related cause of the condition. In addition, some patients with rheumatoid arthritis and Sjogren's syndrome are severely afflicted. Dry eye products are designed to augment diminished natural tear production and to lubricate and protect the ocular surface. AquaSite is designed to have a longer ocular residence time than currently available artificial tear products. The dry eye market is highly fragmented and characterized by numerous products, many of which have relatively small market share.


PRODUCTS IN DEVELOPMENT

Glaucoma Products

         Glaucoma is the leading cause of preventable blindness in the U.S. This ocular disease is typically characterized by elevated intraocular pressure ("IOP"), which is believed to result from an imbalance between the flow of fluid into and out of the eye. The early signs of glaucoma are subtle and usually unnoticed by the patient. In the late stages of the disease, elevated IOP causes damage to the optic nerve that can lead to blindness if left untreated. Current therapy for glaucoma is focused on controlling elevated IOP through medications, with recourse to laser or filtering surgery in later stages of the disease.

         In some patients, glaucoma is thought to be the result of a genetic predisposition. The prevalence of glaucoma in first-degree relatives of affected patients has been documented to be as high as 7 to 10 times that of the general population. Glaucoma also may occur as a complication of conditions such as diabetes, or as a result of extended steroid use following ocular surgery. The Company believes that the post-surgical use of topical steroids will increase due to the recent FDA approval of the photorefractive keratotomy procedure for correcting nearsightedness.

         Glaucoma treatment is the largest ophthalmic drug category, accounting for approximately 45% of U.S. ophthalmic prescription sales. Glaucoma affects between 2 million and 3 million people in the U.S. Treatments for glaucoma and ocular hypertension, which can develop into glaucoma, accounted for approximately $440 million in sales in the U.S. in 1994. InSite Vision's glaucoma-related product development efforts include:

         PilaSite. Pilocarpine, the active ingredient in PilaSite eyedrop formulation, is a drug used primarily in conjunction with beta-blockers to provide maximum reduction of IOP. Pilocarpine works by increasing the outflow of fluid from the eye to decrease IOP. Currently, pilocarpine eye drops are commonly administered four times per day, and side effects often limit their use. Patients may experience browache from the ciliary spasm induced by the drug. Additionally, miosis (pupil constriction) caused by pilocarpine produces a significant dimming of vision that limits a patient's ability to see in the dark and therefore impairs a person's ability to drive in the evening. InSite has developed its PilaSite eyedrop product candidate to allow less frequent dosing of pilocarpine which may potentially reduce drug-related side effects.

         InSite has completed two multicenter, randomized Phase III studies comparing twice-daily dosing of PilaSite to four times daily dosing of conventional pilocarpine eye drops. The second of the two studies was completed in mid-1995. Approximately 200 patients were enrolled in each study. In both studies, twice daily doses of PilaSite eye drops appeared to be substantially as effective as four daily doses of pilocarpine in controlling elevated IOP.

         B&L currently has an exclusive worldwide license to manufacture, use and sell PilaSite. The agreement calls for B&L to: prepare the protocols governing stability testing of the product and drug substance; develop specifications for drug substance and drug product and analytical assays methods validation; test the stability of the drug substance and product and validation thereof; supervise the preapproval inspection by the FDA and provide other regulatory support and assistance; and validate product manufacturing and sterilization processes.

         BetaSite. The BetaSite eyedrop formulation provides the sustained release of levobunolol, a leading beta-blocker currently used as a first-line therapy for reducing IOP. Levobunolol acts by reducing fluid production in the eye. While topical ophthalmic beta-blockers are generally free of local side effects, they can cause serious systemic side effects, including cardiovascular problems. InSite Vision's BetaSite formulation is designed so that levobunolol will remain on the surface of the eye for several hours, which may lead to both enhanced ocular absorption and diminished systemic absorption.

         In March 1995, the Company announced Phase III results using its BetaSite product candidate in patients with open-angle glaucoma or ocular hypertension. The study was conducted in research sites and involved 670 patients, randomized to receive either 0.1% BetaSite, 0.5% BetaSite or 0.5% levobunolol eye drops. The mean response rates of patients who received lower-dose BetaSite showed a 21% reduction in IOP after three months' treatment. Patients who received the higher-dose BetaSite and those treated with conventional high-dose levobunolol showed a 25% reduction in IOP.

         ISV-205. InSite Vision's ISV-205 product candidate contains the drug diclofenac formulated in the DuraSite sustained-release delivery vehicle. Diclofenac is a non-steroidal anti-inflammatory drug ("NSAID") currently used to treat ocular inflammation. Co-exclusive rights to develop, manufacture, use and sell ISV-205 to treat inflammation and infection or analgesia, were licensed to CIBA Vision in May 1996. At higher concentrations than currently prescribed, NSAIDs can block steroid-induced IOP elevation by inhibiting the production of a protein (the "55/66 kDa protein") that appears to affect the fluid balance in the eye. ISV-205 product candidate contains concentrations of diclofenac which have been shown in cell culture and organ culture systems to inhibit the production of the 55/66 kDa proteins.

         A Phase I study was completed in 1996 which evaluated the safety of concentrations as high as 0.6% diclofenac. The initial indication to be studied is expected to be the prevention of IOP elevation following steroid use. Other potential indications include glaucoma prevention, analgesia and the treatment of allergic symptoms.

          ISV-900. There is accumulating evidence that genetic predisposition is a major factor in the development of Congenital and Primary Open-Angle Glaucoma. Therefore, the Company is expanding its research in this area and has entered into two research agreements. In October 1996, the Company obtained an option to enter into an exclusive worldwide license agreement with the University of Connecticut Health Center for the rights to commercialize certain research related to genetic mutations associated with glaucoma and, in November 1994, the Company obtained an exclusive worldwide license from the Regents of the University of California (UC Regents) for a nucleic acid sequence that codes for a protein associated with glaucoma. Through collaborations funded by InSite Vision, scientists at both institutions are evaluating the potential use of several gene sequences to develop genetic markers which may identify individuals susceptible to developing glaucoma. InSite plans to develop diagnostic/prognostic kits based on the data generated in these collaborations.

         ISV-208. During 1996, the Company entered into an agreement with B&L to develop a new DuraSite formulation. Under the terms of the agreement, B&L obtained the worldwide exclusive rights to manufacture, use and sell the new formulation.


Other Products

         MethaSite(TM) is a DuraSite-based formulation of fluorometholone, an anti-inflammatory steroid drug used primarily to control mild-to-moderate inflammation in the anterior segment of the eye. Clinical testing of MethaSite has been conducted and an NDA was submitted to the FDA. In March 1995, the Company elected not to file an amendment to the NDA because such amendment would have necessitated the expenditure of significant additional resources, time and effort to complete the manufacturing requirements for the product and has withdrawn the NDA without prejudice. CIBA Vision, which has co-exclusive rights with InSite Vision to manufacture and market MethaSite in the U.S. and Canada, is evaluating whether to seek regulatory approval for, and subsequent commercialization of, MethaSite.

         ISV-120 is a DuraSite-based ophthalmic formulation of batimastat which the Company is evaluating for its potential in preventing the recurrence of pterygium, a vascular overgrowth which occurs on the front of the eye and may impair vision. In a 1996 Phase II trial, regrowth occurred after patients were dosed for 30 days. As a consequence, in 1997 the Company plans to conduct a second Phase II trial in which patients will be dosed for a longer period.

         Batimastat is a matrix metalloproteinase inhibitor, a substance that appears to have an inhibitory effect on tumor neovascularization. While pterygia can be removed surgically, the rate of recurrence is 30% or higher. Currently there are no drug therapies approved for preventing recurrent pterygium following surgical removal. Other therapies such as beta irradiation for the prevention of recurrent pterygia have potentially serious side effects. The Company has obtained Batimastat through a 1992 agreement with British Biotech, which in December 1996, advised the Company that it had discontinued development and manufacturing of this product. The Company is currently considering whether to continue development of ISV - 120. See "Risk Factors - Dependence on Third Parties."

         ISV-611 is a DuraSite-based ophthalmic formulation of lexipafant which the Company is evaluating as a potential alternative for treatment of allergic conjunctivitis. Lexipafant is an antagonist of platelet activating factor, a substance known to be involved in a variety of acute and chronic inflammatory and ischemic diseases. The Company obtains lexipafant through a 1993 collaborative agreement with British Biotech, developer of the substance. British Biotech is conducting Phase III clinical testing of lexipafant for pancreatitis and has licensed the drug to Glaxo-Wellcome plc for asthma indications. InSite Vision has studied ISV-611 in laboratory and animal models. Clinical studies which were previously planned for in 1996 have been rescheduled for the first half of 1997. See "Risk Factors - Dependence on Third Parties."

         ToPreSite is a compound containing the antibiotic tobramycin and the steroid prednisolone acetate, for use when both infection and inflammation are present in the eye. In May 1996, the Company entered into a licensing agreement with CIBA Vision which grants CIBA Vision the co-exclusive right to manufacture, use and sell ToPreSite in the U.S.

         ISV-600 and ISV-701 are ophthalmic formulations of tirilazad mesylate, and proparacaine hydrochloride, respectively. The Company has deferred further development of ISV-600 and ISV-701 pending the availability of additional resources or corporate partners. There can be no assurance that such resources or collaborations will be available on acceptable terms, or at all.

         The DuraSite drug delivery system has potential for both ophthalmic and non-ophthalmic applications. While InSite Vision remains focused on the field of ophthalmology, the Company also intends to leverage the value of its technology through licensing agreements. For example, in August 1993, InSite and Upjohn entered into an agreement providing Upjohn with an option to license certain of InSite's DuraSite formulations for use in Upjohn's dermatological applications of lazaroids.

COLLABORATIVE AND LICENSING AGREEMENTS

         As a key element of its business strategy, the Company has entered into, and expects to enter into additional, research collaborations, licensing agreements and corporate collaborations. However, there can be no assurance that the Company will be able to negotiate acceptable collaborative or licensing agreements, or that its existing collaborative agreements will be successful or will be renewed when they expire.

         CIBA Vision Ophthalmics (CIBA Vision). In October 1991, the Company entered into a license agreement with CIBA Vision (the "CIBA Vision Agreement"), pursuant to which the Company granted CIBA Vision a co-exclusive license to manufacture, have manufactured, use and sell fluorometholone and tear replenishment products utilizing the DuraSite technology in the U.S. and Canada and pilocarpine products utilizing the DuraSite technology solely in the U.S. CIBA Vision also has a non-exclusive license to manufacture and use InSite's delivery devices in single and multi-dosage form, and to sell products incorporating such devices, for use in eye care. In May 1996, the Company entered into an agreement with CIBA Vision whereby InSite regained full U.S. marketing rights to its PilaSite product candidate. In exchange, CIBA Vision received royalty-bearing, co-exclusive U.S. marketing rights to ToPreSite, a product candidate for ocular inflammation/infection. CIBA Vision assumed all subsequent product development, clinical and regulatory responsibility for ToPreSite. In addition, CIBA Vision received royalty-bearing, exclusive U.S. development, manufacturing and marketing rights to InSite Vision's ISV-205 product candidate for certain non-glaucoma related indications.

         To date, the Company has entered into agreements with CIBA Vision for co-exclusive rights with the Company in the U.S. to manufacture and market AquaSite, MethaSite, ToPreSite and ISV-205 for certain non-glaucoma related indications. Of these, only AquaSite, an OTC product for which regulatory approval is not required, has been marketed.

         Bausch and Lomb. In July 1996, the Company entered into a license agreement ("the B&L Agreement") with B&L whereby InSite granted B&L an exclusive worldwide royalty bearing license to make, use and sell PilaSite and ISV-208. B&L paid InSite an up-front license fee of $500,000 and is obligated to pay royalties on net sales of the licensed products. In addition, B&L agreed, subject to certain conditions, to invest $2.0 million in the Company, to share the cost of developing ISV-208 and to manufacture other InSite products, on behalf of InSite. In 1996, $1.0 million of the investment was received.

         Pharmacia & Upjohn ("Upjohn"). In December 1990, InSite entered into a license agreement with Upjohn (the "Upjohn Agreement"), pursuant to which Upjohn granted InSite an exclusive, worldwide license of certain rights with respect to three of Upjohn's lazaroid compounds, including the active ingredient in the Company's ISV-600 candidate. Under the license, the Company has rights to products containing one of the licensed lazaroids, either as the sole active ingredient or where the licensed lazaroid is one of at least two active ingredients, and which are limited to use in a topical administration of a formulation to the eye for ophthalmic applications.

         InSite, in turn, has granted to Upjohn an exclusive, worldwide license to any ophthalmic pharmaceutical treatment with lazaroids that is covered by the patents that cover DuraSite and which is limited to systemic administration for the treatment or prevention of ophthalmic disease or as an adjunctive component of ocular surgery. InSite and Upjohn have agreed to pay each other certain royalties on net sales of their respective licensed products. The Company is also obligated to pay Upjohn an annual license maintenance fee. In addition, the Company has agreed to pay Upjohn minimum royalties on each product developed based on the license from Upjohn upon completion of certain milestones with respect to such product commencing after the filing of an NDA for such product.

         Upjohn has agreed to provide InSite with certain bulk supplies of the licensed lazaroids for preclinical, clinical and registration purposes without cost to InSite and to participate on a research board to provide consulting services, information and know-how to facilitate the development of the lazaroids by InSite. Upjohn has further agreed, subject to the negotiation of mutually acceptable terms, to provide

InSite with supplies of the lazaroids for development, pre-stocking and sales purposes. In addition to certain other early termination provisions, Upjohn may terminate the Upjohn Agreement if InSite fails to meet certain development and marketing target dates.

         In August 1993, InSite and Upjohn entered into an agreement providing Upjohn with an option to license certain of InSite's DuraSite formulations for use in Upjohn's dermatological applications of lazaroids.

         British Biotech. In November 1992, InSite entered into a collaboration agreement with British Biotech (the "ISV-120 Agreement"), pursuant to which British Biotech has granted InSite the right to conduct, at InSite's own expense, preclinical and clinical trials on British Biotech's batimastat compound to determine whether its use in the eye can be enhanced by InSite's drug delivery technology. British Biotech has agreed to provide InSite with bulk supplies of ISV-120 and to participate on a joint development committee to coordinate, plan and supervise the evaluation of ISV-120. For a certain period, InSite has the exclusive option to initiate negotiations with British Biotech to pursue further development of ISV-120. Upon exercise of such option, InSite and British Biotech have agreed to negotiate reasonably and in good faith the terms of a development and licensing agreement and manufacturing and supply agreement providing for certain co-exclusive licenses for the development, use and sale of ISV-120, in conjunction with InSite's delivery system, for ophthalmic uses. Under certain circumstances, British Biotech has agreed to reimburse InSite for certain costs incurred in evaluating ISV-120. InSite will retain ownership of all inventions, discoveries and know-how with respect to any InSite delivery system that may be developed during the course of the evaluation program, and British Biotech will retain all such ownership rights with respect to ISV-120. In December 1996 British Biotech advised the Company that it had discontinued its development and manufacturing of this product. InSite is currently evaluating whether it wishes to continue development for ophthalmic markets. Subject to certain rights of early termination, the ISV-120 Agreement will continue until the earlier of a specified period following completion of InSite's last human clinical trial on the compound or December 31, 1997.

         In April 1993, InSite and British Biotech entered into a collaboration agreement with respect to another British Biotech compound (the "ISV-611 Agreement") on terms substantially similar to the ISV-120 Agreement. Subject to certain rights of early termination, the ISV-611 Agreement will continue until the earlier of a specified period following completion of InSite's last human clinical trial on ISV-611 or December 31, 1997.

         UC Regents. In March 1993, the Company entered into an exclusive license agreement with the UC Regents for the development of ISV-205 and, in August 1994, the parties entered into another exclusive license agreement for the use of a nucleic acid sequence that codes for a protein associated with glaucoma. Under both agreements, the Company paid initial licensing fees and will make royalty payments to the UC Regents on future product sales, if any.

         University of Connecticut Health Center ("UCHC"). The Company has an option for a worldwide exclusive license to commercialize technologies related to certain research UCHC is conducting in the area of Adult-Onset Primary Open Angle Glaucoma. Under the agreement, the Company will pay a licensing fee and will make royalty payments to on future product sales, if any. In January 1997, this option was expanded to include congenital glaucoma.

         Columbia Laboratories, Inc. In February 1992, InSite entered into a cross-license agreement (the "Columbia Agreement") with Columbia Laboratories, Inc. ("Columbia"), pursuant to which Columbia granted InSite a perpetual, exclusive, irrevocable, royalty-free license to a polymer technology upon which DuraSite is based to which Columbia has rights. This license permits InSite to make, use and sell products using such polymer technology for non-veterinary ophthalmic indications in the OTC and prescription market in North America and East Asia (the "Columbia Territory"), and in the prescription market in countries outside the Columbia Territory. In exchange, InSite granted Columbia a perpetual, exclusive, irrevocable, royalty-free license, with the right to sublicense, to use certain DuraSite technology in the OTC market outside the Columbia Territory. In addition, InSite also granted Columbia a perpetual, exclusive, irrevocable, worldwide license to certain DuraSite technology in the veterinary field. Under certain circumstances, certain of the licenses in the Columbia Agreement become non-exclusive. Subject to certain rights of early termination, the Columbia Agreement continues in effect until the later of January 2002 or expiration of all patents covered by the DuraSite technology to which Columbia has certain rights.

         Other. As part of InSite's basic strategy, InSite has entered into agreements with other companies, universities and research institutions concerning the licensing of additional therapeutic agents and drug delivery technologies to complement and expand InSite's family of proprietary ophthalmic products. InSite intends to continue exploring licensing and collaborative opportunities.


PATENTS AND PROPRIETARY RIGHTS

         Patents and other proprietary rights are important to the Company's business. The Company's policy is to file patent applications seeking to protect technology, inventions and improvements to its inventions that are considered important to the development of its business. Additionally, the Company's policy is to assist the UC Regents and UCHC, in filing patent applications seeking to protect inventions which are the subject of the Company's agreements with those institutions. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. InSite's DuraSite drug delivery products are made under patents and applications, including four U.S. patents, owned by Columbia and exclusively licensed to InSite in the field of human ophthalmic applications. See "--Collaborative and Licensing Agreements." In addition, the Company has filed a number of patent applications in the U.S. relating to the Company's DuraSite technology, as well as foreign versions of certain of these applications in many countries. Of these applications, four U.S. patents have been issued. In addition, the Company has obtained two U.S. patents on its unit dose dispenser. The Company has received six additional U.S. patents directed toward certain uses of lazaroids in topical ophthalmic applications. Of the patent applications licensed from the UC Regents, three patents have issued. Several other patent applications by the Company and by the UC Regents relating to the foregoing and other aspects of the Company's business and potential business are also pending.

         The patent positions of pharmaceutical companies, including InSite, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, the Company does not know whether any of its pending patent applications will result in the issuance of patents or if any of its patents will provide significant proprietary protection. Since patent applications are maintained in secrecy until patents issue in the U.S. or their foreign counterparts, if any, publish, the Company cannot be certain that it or any licenser was the first to file patent applications for such inventions. Moreover, the Company might have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome were favorable. There can be no assurance that the Company's patents will be held valid or enforceable by a court or that a competitor's technology or product would be found to infringe such patents.

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

         In addition to patent protection, the Company also relies upon trade secret protection for its confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets, that such trade secrets will not be disclosed or that the Company can effectively protect its rights to unpatented trade secrets.

ACCESS TO PROPRIETARY COMPOUNDS

         The Company believes its drug delivery technology may expand the ophthalmic pharmaceutical market by permitting the novel use of drugs for ophthalmic indications that are currently used or being developed for non-ophthalmic indications. However, the Company may be required to obtain licenses from third parties that have rights to these compounds in order to conduct certain research, to develop or to market products that contain such compounds. There can be no assurance that such licenses will be available on commercially reasonable terms, if at all. See "Business - Collaborative and Licensing Agreements."


RESEARCH AND DEVELOPMENT

         The Company's research and development group at December 31, 1996 numbered 40 people, of whom seven have Ph.D. or D.V.M. degrees. Research and development expenses during 1996 were $5.5 million, all of which was sponsored by the Company. During 1995 and 1994, research and development expenses were $8.1 million and $9.9 million, respectively. See "Business - Collaborative and Licensing Agreements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


MANUFACTURING

         The Company has no experience or facilities for the manufacture of products for commercial processes. Moreover, the Company currently has no intention of developing such experience or implementing such facilities. The Company has a pilot facility, licensed by the State of California, to produce potential products for Phase I and certain Phase II clinical trials. However, as stated above, the Company has no large-scale manufacturing capacity and relies on third parties such as B&L, for supplies and materials necessary for all of its Phase III clinical trials. For example, the Company and B&L have entered into an agreement to establish facilities capable of manufacturing and supplying certain Phase III clinical supplies and commercial products at the B&L site in Tampa, Florida. If the Company should encounter delays or difficulties in establishing and maintaining its relationship with B&L or other qualified manufacturers to produce, package and distribute its finished products, then clinical trials, regulatory filings, market introduction and subsequent sales of such products would be adversely affected. See "Risk Factors - No Commercial Manufacturing Experience."


MARKETING AND SALES

         In connection with its November 1995 restructuring, the Company elected not to proceed with plans to establish its own sales and marketing organization. Instead, the Company plans to enter into arrangements with one or more pharmaceutical companies to market its products. There can be no assurance that the Company will be able to conclude such arrangements on acceptable terms, if at all.

         CIBA Vision. In 1991, the Company entered into a co-exclusive rights agreement to market the AquaSite and MethaSite products in the U.S. and Canada. Additionally, in May 1996, the Company granted CIBA Vision an exclusive U.S. license for ISV-205 for non-glaucoma indications, and co-exclusive rights within the USA and non-exclusive worldwide rights to sell and use ToPreSite. InSite Vision's trademark is being used, under license, by CIBA Vision for AquaSite dry eye treatment and the Company's patents are identified on the AquaSite packaging. The Company received a one time licensing fee and royalties based on the net sales of the products, if any.

         Bausch and Lomb. In July 1996, the Company entered into an exclusive worldwide royalty bearing license agreement whereby B&L has agreed to market and sell ISV-208 and PilaSite. Under the terms of the agreement, the Company received a one time licensing fee and is entitled to royalties based on net sales of the products, if any.


COMPETITION

         There are many competitors of the Company in the U.S. and abroad. These companies include ophthalmic-oriented companies that market a broad portfolio of products, large integrated pharmaceutical companies that market a limited number of ophthalmic pharmaceuticals in addition to many other pharmaceuticals, and smaller specialty pharmaceutical and biotechnology companies that are engaged in the development and commercialization of prescription ophthalmic pharmaceuticals. Many of these companies have substantially greater financial, technical, marketing and human resources than those of the Company and may succeed in developing technologies and products that are more effective, safer or more commercially acceptable than any which have been or are being developed by the Company. These competitors may also succeed in obtaining cost advantages, patent protection or other intellectual property rights that would block the Company's ability to develop its potential products, or in obtaining regulatory approval for the commercialization of their products more rapidly or effectively than the Company. The ophthalmic prescription pharmaceutical market in the U.S. is dominated by five companies: Allergan Pharmaceuticals, a division of Allergan, Inc.; Alcon Laboratories, Inc., a division of Nestle Company; Bausch and Lomb; CIBA Vision, a division of Novartis Ltd.; and Merck, Sharp & Dohme, a division of Merck & Co., Inc.

         The Company believes that there will be increasing competition from new products entering the market that are covered by exclusive marketing rights and, to a lesser degree, from pharmaceuticals that become generic. The Company is aware of certain products manufactured or under development by competitors that are used for the treatment of certain ophthalmic indications which the Company has targeted for product development. The Company's competitive position will depend on its ability to develop enhanced or innovative pharmaceuticals, maintain a proprietary position in its technology and products, obtain required governmental approvals on a timely basis, attract and retain key personnel and develop effective products that can be manufactured on a cost-effective basis and marketed successfully.


GOVERNMENT REGULATION

         The manufacturing and marketing of the Company's products and its research and development activities are subject to regulation by numerous governmental authorities in the U.S. and other countries. In the U.S., drugs are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder govern the testing, manufacture, labeling, storage, record keeping, approval, advertising and promotion in the U.S. of the Company's products. In addition to FDA regulations, the Company is also subject to other federal and state regulations such as the Occupational Safety and Health Act and the Environmental Protection Act. Product development and approval within this regulatory framework take a number of years and involve the expenditure of substantial resources.

         The steps required before a pharmaceutical agent may be marketed in the U.S. include (i) preclinical laboratory and animal tests, (ii) the submission to the FDA of an Investigational New Drug application ("IND"), (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (iv) the submission of an NDA or Product License Application ("PLA") to the FDA and (v) the FDA approval of the NDA or PLA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with, and approved by, the FDA. Drug product manufacturing establishments located in California also must be licensed by the State of California in compliance with separate regulatory requirements.

         Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulation. The results of the preclinical tests are submitted to the FDA as part of an IND, and unless the FDA objects, the IND will become effective 30 days following its receipt by the FDA.

         Clinical trials involve the administration of the drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND. Each clinical study is conducted under the auspices of an independent Institutional Review Board which considers, among other things, ethical factors and the rights, welfare and safety of human subjects.

         Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into human subjects, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a limited patient population to (i) determine the efficacy of the drug for specific targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. When a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at multiple clinical study sites. The FDA reviews both the clinical plans and the results of the trials and may discontinue the trials at any time if there are significant safety issues.

         The results of the preclinical studies and clinical studies are submitted to the FDA in the form of an NDA or PLA for marketing approval. The testing and approval process is likely to require substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. Additional animal studies or clinical trials may be requested during the FDA review period and may delay marketing approval. After FDA approval for the initial indications, further clinical trials are necessary to gain approval for the use of the product for additional indications. The FDA may also require post-marketing testing to monitor for adverse effects, which can involve significant expense.

         Among the conditions for manufacture of clinical drug supplies and for NDA or PLA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to GMP. Prior to approval, manufacturing facilities are subject to FDA and/or other regulatory agency inspection to ensure compliance with GMP. Manufacturing facilities are subject to periodic regulatory inspection to ensure ongoing compliance.

         For marketing outside the U.S., the Company also is subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.


SCIENTIFIC AND BUSINESS ADVISORS

         The Company has access to a number of academic and industry advisors with expertise in clinical ophthalmology and pharmaceutical development, marketing and sales. The Company's advisors meet with management and key scientific employees of the Company on an ad hoc basis to provide advice in their respective areas of expertise and further assist the Company by periodically reviewing with management the Company's preclinical, clinical and marketing activities. The Company plans to make arrangements with other individuals to join as advisors as appropriate. Although the Company expects to receive guidance from the advisors, all of such advisors are employed on a full-time basis by other entities, or are primarily engaged in business activities outside the Company, and may have other commitments to or consulting or advisory contracts with other entities that may conflict or compete with their obligations to the Company.

         The Company's advisors are as follows:

                Name                                Position
-----------------------------------       --------------------------------------
   John G. Babcock, Ph.D.                 Vice President Research (Retired),
                                          InSite; former Director of Scientific
                                          Relations for Upjohn
   Nicolas G. Bazan, M. D.                Professor of Ophthalmology,
                                          Biochemistry and Molecular Biology and
                                          Neurology and Director, LSU
                                          Neuroscience Center of Excellence,
                                          Louisiana State University Medical
                                          Center School of Medicine, New Orleans
   David Harper, M. D.                    Ophthalmologist; private practice
   Roy Karnovsky                          Advisor and Consultant in Business
                                          Development and Marketing
   Steven G. Kramer, M. D., Ph.D.         Chairman, Department of Ophthalmology,
                                          Director of Beckman Vision Center and
                                          Professor, University of California,
                                          San Francisco
   Richard Lewis, M. D.                   Ophthalmologist; Assistant Clinical
                                          Professor, University of California,
                                          Davis; Chief of Ophthalmology, Mercy
                                          General Hospital, Sacramento
   Michael Marmor, M. D.                  Professor, Department of
                                          Ophthalmology, Stanford University
                                          School of Medicine
   Thai D. Nguyen, Ph.D.                  Molecular Biologist, University of
                                          California, San Francisco
   Gary D. Novack, Ph.D.                  Founder and President, PharmaLogic
                                          Development, Inc.; former Associate
                                          Director for Glaucoma Research at
                                          Allergan, Inc.
   Jon R. Polansky, M. D.                 Associate Professor of Ophthalmology,
                                          University of California, San
                                          Francisco
   Joseph R. Robinson, Ph.D.              Professor of Pharmacy and
                                          Ophthalmology, University of
                                          Wisconsin, Madison
   Mansoor Sarfarazi, Ph.D.               Associate Professor, Department of
                                          Surgery, University of Connecticut
                                          Health Center
   Roger Vogel, M. D.                     Medical Director


EMPLOYEES

         As of December 31, 1996, the Company employed 47 persons, including 45 full time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good. The Company also utilizes independent consultants to advise the Company in certain areas of its scientific and business operations.



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


FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

         The Company will require substantial additional funds to conduct the development and testing of its potential products and to manufacture and market any products that may be developed. The Company's future capital requirements will depend on numerous factors, including the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing collaborative and licensing relationships, the ability of the Company to establish corporate partnerships for the manufacture and marketing of its potential products, and the purchase of additional capital equipment. The Company intends to seek additional funding through public or private financings, collaborative or other arrangements, or from other sources. There can be no assurance that additional financing will be available from any of these sources or, if available, that it will be available on acceptable terms. Any failure by the Company to obtain additional funding on acceptable terms, or at all, would have a material adverse effect on the Company's business, financial condition and results of operations. If additional funds are raised by issuing equity securities, significant dilution to existing stockholders may result. If adequate funds are not otherwise available, the Company may be required to delay, scale back or eliminate one or more of its research, discovery or development programs, or to obtain funds through entering into arrangements with collaborators or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products, or to cease operations.


HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE FINANCIAL RESULTS

         The Company has incurred significant operating losses since its inception in 1986 and it expects to continue to incur significant operating losses for at least the next several years. As of December 31, 1996, the Company's accumulated deficit was approximately $66 million. The amount of net losses and the time required by the Company to reach profitability are uncertain. The Company's ability to achieve profitability depends upon its ability, alone or with others, to complete successful development of its potential products, conduct clinical trials, obtain required regulatory approvals and successfully manufacture and market its products. There can be no assurance that the Company will ever achieve significant revenue or profitability.


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

         To date, the Company has entered into agreements with CIBA Vision for co-exclusive rights with the Company in the U.S. to manufacture and market AquaSite, MethaSite, ToPreSite and ISV-205 for certain non-glaucoma-related indications. Of these, only AquaSite, an OTC product for which regulatory approval is not required, has been marketed. Through the Company's agreement with CIBA Vision in May 1996, the Company regained full U.S. marketing rights to the Company's PilaSite product candidate for glaucoma, which was subsequently licensed on a worldwide basis to B&L. In exchange, CIBA Vision received royalty-bearing, co-exclusive U.S. marketing rights to ToPreSite product candidate for ocular inflammation/infection. CIBA Vision assumed all subsequent product development, clinical and regulatory responsibility for ToPreSite. In addition, CIBA Vision received royalty-bearing, co-exclusive

U.S. marketing rights to the Company's ISV-205 product candidate for certain non-glaucoma-related indications. CIBA Vision has no obligation to fund the further development of MethaSite or ISV-205.

            In July 1996, the Company entered into agreements with B&L pursuant to which: (i) B&L has agreed to manufacture InSite product candidates at B&L's facility in Tampa, Florida using equipment owned by InSite; B&L and InSite have agreed to share the cost of certain leasehold improvements in connection with the installation and operation of the equipment; (ii) B&L will receive, for a license fee of $500,000, an exclusive worldwide royalty-bearing license to manufacture and market PilaSite; (iii) B&L and InSite have agreed to collaborate to develop and sell a new DuraSite based eyedrop formulation; and (iv) B&L has agreed to make a $2 million equity investment in the Company, $1.0 million of which was received by the Company in August 1996, with the remaining amount, subject to certain conditions, due in August 1997.

         There can be no assurance that, even if regulatory approvals are obtained, the Company's products will be successfully marketed, or that the Company will be able to conclude arrangements with other companies to support the commercialization of such products on acceptable terms, if at all.

         The Company's strategy for research, development and commercialization of certain of its products requires the Company to enter into various arrangements with corporate and academic collaborators, licensers, licensees and others, and is dependent on the subsequent success of these outside parties in performing their responsibilities. For example, the Company is dependent upon British Biotech for the supply of batimastat and lexipafant, the active drugs incorporated into the Company's ISV-120 and ISV-611 product candidates, respectively. British Biotech is conducting clinical testing of lexipafant for non-ophthalmic indications, but it has discontinued clinical testing of batimastat and informed the Company that it will no longer manufacture the product. The Company may have no source of ongoing raw materials for such product candidates and its business may be adversely affected. In addition, there can be no assurance that the Company's collaborators will not take the position that they are free to compete using the Company's technology without compensating or entering into agreements with the Company, or will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including the Company's competitors, as a means for developing treatments for the diseases or disorders targeted by these collaborative programs.


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

         A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to the Company's business. Some of these technologies, applications or patents may conflict with the Company's technologies or patent applications. Such conflicts could limit the scope of the patents, if any, that the Company may be able to obtain or result in the denial of the Company's patent applications.

In addition, if patents that cover the Company's activities have been or are issued to other companies, there can be no assurance that the Company would be able to obtain licenses to these patents, at all, or at a reasonable cost, or be able to develop or obtain alternative technology. If the Company does not obtain such licenses, it could encounter delays or be precluded from introducing products to the market. Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to the Company or to protect trade secrets or know-how owned by the Company, and could result in substantial cost to and diversion of effort by, and may have a material adverse effect on, the Company. In addition, there can be no assurance that these efforts by the Company will be successful or, even if successful, will not result in substantial cost to the Company.

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

         Contract manufacturers must adhere to GMP regulations strictly enforced by the FDA on an ongoing basis through its facilities inspection program. Contract manufacturing facilities must pass a pre-approval plant inspection before the FDA will approve an NDA. Certain material manufacturing changes that occur after approval are also subject to FDA review and clearance or approval. There can be no assurance that the FDA or other regulatory agencies will approve the process or the facilities by which any of the Company's products may be manufactured. The Company's dependence on third parties for the manufacture of products may adversely affect the Company's ability to develop and deliver products on a timely and competitive basis. Should the Company be required to manufacture products itself, the Company will be subject to the regulatory requirements described above, and to similar risks regarding delays or difficulties encountered in manufacturing any such products and will require substantial additional capital. There can be no assurance that the Company will be able to manufacture any such products successfully or in a cost-effective manner. In addition, certain of the raw materials the Company uses in formulating its DuraSite drug delivery system are available from only one source. Any significant interruption in the supply of these raw materials could delay the Company's clinical trials, product development or product sales and could have a material adverse effect on the Company's business.


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

         The FDA's policies may change and additional government regulations may be promulgated which could prevent or delay regulatory approval of the Company's potential products. Moreover, increased attention to the containment of health care costs in the U.S. could result in new government regulations which could have a material adverse effect on the Company's business. The Company is unable to predict the likelihood of adverse governmental regulation which might arise from future legislative or administrative action, either in the U.S. or abroad. See "Risk Factors - Uncertainty of Product Pricing, Reimbursement and Related Matters."


COMPETITION

         The Company's success depends upon developing and maintaining a competitive position in the development of products and technologies in its areas of focus. There are many competitors of the Company in the U.S. and abroad, including pharmaceutical, biotechnology and other companies with varying resources and degrees of concentration on the ophthalmic pharmaceuticals market. The Company's competitors may have existing products or products under development which may be technically superior to those of the Company or which may be less costly or more acceptable to the market. Competition from such companies is intense and expected to increase as new products enter the market and new technologies become available. The Company's competitors, many of which have substantially greater financial, technical, marketing and human resources than the Company, may also succeed in developing technologies and products that are more effective, safer, less expensive or otherwise more commercially acceptable than any which have been or are being developed by the Company. The Company's competitors may obtain cost advantages, patent protection or other intellectual property rights that would block or limit the Company's ability to develop its potential products, or may obtain regulatory approval for the commercialization of their products more effectively or rapidly than the Company. To the extent that the Company determines to manufacture and market its products by itself, it will also compete with respect to manufacturing efficiency and marketing capabilities, areas in which it has limited or no experience.


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

DEPENDENCE ON KEY PERSONNEL

         The Company is highly dependent on Dr. Chandrasekaran and other principal members of its scientific and management staff, the loss of whose services might significantly delay the achievement of planned development objectives. Furthermore, recruiting and retaining qualified personnel will be critical to the Company's success. Competition for skilled individuals in the biotechnology business is highly intense and there can be no assurance that the Company will be able to continue to attract and retain personnel necessary for the development of the Company's business. The loss of key personnel or the failure to recruit additional personnel or to develop needed expertise could have a material adverse effect on the Company's business, financial condition and results of operations.


PRODUCT LIABILITY EXPOSURE; LIMITED INSURANCE COVERAGE

         The Company's business exposes it to potential product liability risks which are inherent in the development, testing, manufacturing, marketing and sale of human therapeutic products. Product liability insurance for the pharmaceutical industry generally is expensive. There can be no assurance that the Company's present product liability insurance coverage is adequate. Such existing coverage will not be adequate as the Company further develops its products, and no assurance can be given that adequate insurance coverage against potential claims will be available in sufficient amounts or at a reasonable cost.


UNCERTAINTY OF PRODUCT PRICING, REIMBURSEMENT AND RELATED MATTERS

         The Company's business may be materially adversely affected by the continuing efforts of governmental and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets the pricing or profitability of health care products is subject to government control. In the U.S., there have been, and the Company expects there will continue to be, a number of federal and state proposals to implement similar government control. While the Company cannot predict whether any such legislative or regulatory proposals or reforms will be adopted, the announcement of such proposals or reforms could have a material adverse effect on the Company's ability to raise capital or form collaborations, and the adoption of such proposals or reforms could have a material adverse effect on the Company's business, financial condition or results of operations.

         In addition, in the U.S. and elsewhere, sales of health care products are dependent in part on the availability of reimbursement from third party payers, such as government and private insurance plans. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third party payers are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more products to the market, there can be no assurance that reimbursement from third party payers will be available or will be sufficient to allow the Company to sell its products on a competitive or profitable basis.


HAZARDOUS MATERIALS; ENVIRONMENTAL MATTERS

         The Company's research, development and manufacturing processes involve the controlled use of small amounts of hazardous and radioactive materials. The Company is subject to federal, state and local laws, regulations and policies governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result, and any such liability could exceed the resources of the Company. Moreover, the Company may be required to incur significant costs to comply with environmental laws and regulations, especially to the extent that the Company manufactures its own products.

CONTROL BY MANAGEMENT AND EXISTING STOCKHOLDERS

         As of December 31, 1996, the Company's management and principal stockholders in the aggregate owned beneficially approximately 22% of the Company's outstanding shares of Common Stock. As a result, these stockholders, acting together, would be able to effectively control most matters requiring approval by the stockholders of the Company, including the election of a majority of the directors and the approval or disapproval of business combinations.


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


ANTI-TAKEOVER EFFECT OF DELAWARE LAW AND CERTAIN CHARTER AND BYLAWS PROVISIONS

         Certain provisions of the Company's Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions of those shares without any further vote or action by the stockholders. The rights of the holders of Common stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no present plans to issue shares of Preferred Stock. Certain provisions of Delaware law applicable to the Company could also delay or make more difficult a merger, tender offer or proxy contest involving the Company, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are:

        NAME                        AGE              TITLE
        ----                        ---              -----


S. Kumar Chandrasekaran, Ph.D.       53     Chairman of the Board, Chief
                                            Executive Officer and Chief
                                            Financial Officer

Lyle M. Bowman, Ph.D.                48     Vice President, Development and
                                            Operations

Karen K. Church                      51     Vice President, Regulatory, Quality
                                            Assurance/Control and Clinical
                                            Research

Michael D. Baer                      52     Vice President, Finance and
                                            Administration

         S. Kumar Chandrasekaran joined the Company in September 1987 as Vice President, Development. From 1988 to 1989, Dr. Chandrasekaran served as Vice President, Research and Development. From 1989 to 1993, he served as President and Chief Operating Officer. Since August 1993, Dr. Chandrasekaran has served as Chairman of the Board of Directors, Chief Executive Officer and, since December 1995, as Chief Financial Officer. Dr. Chandrasekaran holds a Ph.D. in Chemical Engineering from the University of California, Berkeley.

         Lyle M. Bowman joined the Company in October 1988 as Director of Drug Delivery Systems. From 1989 to 1991, Dr. Bowman served as Vice President, Science and Technology. From 1991 to 1995 he served as Vice President, Development, and since 1995 has served as Vice President Development and Operations. Dr. Bowman holds a Ph.D. in Physical Chemistry from the University of Utah.

         Karen K. Church joined the Company in July 1995 as Vice President of Regulatory, Quality Assurance/Control and Clinical Research. From May 1988 to June 1995, Ms. Church was Vice President of Regulatory and Quality Assurance at Gensia, Inc. Ms. Church holds a B.S. in zoology and microbiology from the University of Wyoming and is a certified regulatory affairs professional and past President of the Drug Information Association.

         Michael D. Baer was appointed Vice President, Finance and Administration in June 1996. Prior to his appointment, Mr. Baer had served as the Company's controller since February 1995. Before joining the Company, Mr. Baer served as Chief Financial Officer of the U.S. operations of Simsmetal Limited from 1993 to 1994; the regional Chief Financial and Administrative Officer for Deloitte & Touche from 1990 to 1993 and was the partner in charge of the Sacramento office of Deloitte Haskins & Sells from 1984 to 1990. Mr. Baer is a Certified Public Accountant and holds an MBA in Finance from the University of California, Berkeley.

         Officers are appointed to serve, at the discretion of the Board of Directors, until their successors are appointed. There are no family relationships between any directors or executive officers of the Company.


ITEM 2.  PROPERTIES

         InSite currently leases approximately 29,402 square feet of research laboratory and office space located in Alameda, California. The facility includes laboratories for formulation, analytical, microbiology, pharmacology, quality control and development as well as a pilot manufacturing plant. The lease expires on December 31, 2001 and contains provision for a five-year renewal option. The Company believes its existing facilities will be suitable and adequate to meet its needs for the immediate future.


ITEM 3.  LEGAL PROCEEDINGS.

         (a)      The Company is not a party to any legal proceedings.

         (b)      No legal proceedings were terminated in the fourth quarter.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1996.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)      Market Information

         The Company's common stock trades on The Nasdaq National Market under the symbol "INSV." Prior to its initial public offering on October 18, 1993, there was no public market for the Company's common stock. The following table sets forth the high and low sales price for the common stock as reported by The Nasdaq National Market for the periods indicated. These prices do not include retail mark-ups, mark-downs or commissions.

    1995                   HIGH           LOW
    ----                   ----           ---

First Quarter           $   5.00       $   2.00
Second Quarter          $   3.50       $   2.50
Third Quarter           $   5.50       $   3.00
Fourth Quarter          $   5.00       $   1.50



    1996                   HIGH            LOW
    ----                   ----            ---

First Quarter           $   8.25       $   3.50
Second Quarter          $   7.50       $   5.13
Third Quarter           $   6.13       $   3.50
Fourth Quarter          $   6.00       $   3.13


         (b)      Holders

         As of December 31, 1996, the Company had approximately 4,000 stockholders. On February 21, 1997, the last sales price reported on The Nasdaq National Market for the Company's common stock was $4.875 per share.


         (c)      Dividends

         The Company has never paid dividends and does not anticipate paying any dividends in the foreseeable future. It is the present policy of the Board of Directors to retain the Company's earnings, if any, for the development of the Company's business.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the Company for the five years ended December 31, 1996:

                                                                 YEARS ENDED DECEMBER 31,
                                                                 ------------------------
                                                   1996        1995          1994      1993        1992
                                                   ----        ----          ----      ----        ----
CONSOLIDATED STATEMENTS OF OPERATIONS DATA
------------------------------------------


Revenues                                          $    544    $     65    $    112    $    558    $  1,882

Operating expenses:
     Research and development                        5,458       8,079       9,944       6,712       5,373
     General and administrative                      2,902       3,801       4,961       2,629       2,134
     Loss on vacated facility                        1,412
     Restructuring                                               1,031
                                                  --------------------------------------------------------
         Total expenses                              9,772      12,911      14,905       9,341       7,507

Net interest and other income                          466         224         845         296         176

Net loss                                          $ (8,762)   $(12,622)   $(13,948)   $ (8,487)   $ (5,449)

Net loss per share                                $  (0.72)   $  (1.38)   $  (1.55)   $  (2.69)   $  (1.76)

Shares used to calculate net loss per
share                                               12,131       9,160       8,998       3,154       3,093





                                                            DECEMBER 31,
                                                            ------------
                                              1996        1995        1994        1993         1992
                                              ----        ----        ----        ----         ----
CONSOLIDATED BALANCE SHEET DATA
-------------------------------


Cash and cash equivalents and short-term
investments                                 $ 10,518    $  3,867    $ 17,546    $ 31,087    $  8,886

Working capital                                9,512       2,376      16,269      30,895       8,381

Total assets                                  12,820       7,643      21,266      33,745      11,847

Long term notes payable                                       92       1,256         652          18

Accumulated deficit                          (65,656)    (56,894)    (44,272)    (30,324)    (21,836)

Total stockholders' equity                  $ 11,619    $  5,847    $ 17,953    $ 31,847    $ 10,236


No dividends were declared or have been paid by the Company since its inception.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 8 of this Form 10-K.

         Except for the historical information contained herein, the discussion in this Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed under "Risk Factors" in
Item 1 of this Form 10-K, as well as those discussed elsewhere herein.


OVERVIEW

         InSite Vision is developing ophthalmic pharmaceutical products based on its proprietary DuraSite eyedrop-based drug delivery technology, which is designed to improve the safety, efficacy and medical value of existing ophthalmic products and potentially permit the novel ophthalmic application of drugs that are currently used or being developed for non-ophthalmic indications. The DuraSite delivery system can be customized to deliver a wide variety of potential drug candidates having a broad range of molecular weights and other properties.

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

         In May 1996, InSite entered into an agreement with CIBA Vision whereby InSite regained full U.S. marketing rights to InSite's PilaSite product candidate for glaucoma. In exchange, CIBA Vision received royalty-bearing, co-exclusive U.S. marketing rights to InSite's ToPreSite product candidate for ocular inflammation/infection. CIBA Vision assumed all subsequent product development, clinical and regulatory responsibility for ToPreSite. In addition, CIBA Vision received royalty-bearing, co-exclusive U.S. marketing rights to InSite Vision's ISV-205 product candidate for certain non-glaucoma-related indications.

         In July 1996, the Company entered into agreements with B&L pursuant to which: (i) B&L has agreed to manufacture InSite product candidates at B&L's facility in Tampa, Florida using equipment owned by InSite; B&L and InSite have agreed to share the cost of certain leasehold improvements in connection with the installation and operation of the equipment; (ii) B&L will receive, for a license fee of $500,000, an exclusive worldwide royalty-bearing license to manufacture and market PilaSite; (iii) B&L and InSite have agreed to collaborate to develop and sell a new DuraSite based eyedrop formulation; and (iv) B&L has agreed to make a $2 million equity investment in the Company, $1.0 million of which was received by the Company in August 1996, with the remaining amount, subject to certain conditions, due in August 1997.

         As a result of these agreements, the Company elected to vacate its co-tenancy of a manufacturing clean room at another manufacturer's plant and in June 1996 wrote-off the amounts it had previously capitalized related to that facility. This one-time write-off resulted in a non-cash charge to the Company's results of operations of $1.4 million which is reported as a loss on vacated facility in the accompanying financial statements.

         As of December 31, 1996, the Company's accumulated deficit was approximately $66 million. There can be no assurance that InSite Vision will ever achieve either significant revenues from product sales or profitable operations.


RESULTS OF OPERATIONS

         The Company had total revenues of $544,000, $65,000 and $112,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The increase from 1995 to 1996 was primarily attributable to the license fee received from B&L. The Company earned royalty income of $44,000 $65,000 and $68,000 for the years ended December 31, 1996, 1995 and 1994, respectively, from sales of AquaSite by CIBA Vision. To date, the Company has not relied on royalty revenues for funding its activities, nor has it received revenues from the sale of products. The Company does not expect to receive significant product revenue or royalties for several years, if at all.

         Research and development expenses declined 32% in 1996 to $5.5 million from $8.1 million in 1995 and 19% in 1995 from $9.9 million in 1994. The decreases are primarily due to reduced personnel costs resulting from the 1995 restructuring described above and lower expenditures for human clinical studies of the Company's product candidates. The Company presently anticipates that research and development expenses will be higher in 1997 than in 1996.

         The Company has re-prioritized its earlier stage development activities, placing emphasis on ISV-900 for prognosis and diagnosis of glaucoma, on ISV-205 for the prevention of steroid-induced glaucoma, on ISV-611 for allergic conjunctivitis, and on ISV-120 for prevention of pterygium recurrence. Later stage product development is expected to be conducted through corporate partnering arrangements, however there can be no assurance that such arrangements will be available on acceptable terms, or at all.

         General and administrative expenses declined 24% during 1996 to $2.9 million from $3.8 million in 1995, and 23% in 1995 from $5.0 million in 1994. In November 1995, the Company announced that it would not establish its own sales and marketing organization and that it had made staff reductions in its administration and manufacturing areas.

         Interest and other income was $509,000, $450,000 and $1.1 million for the years ended December 31, 1996, 1995 and 1994, respectively. These fluctuations are due principally to changes in average cash balances. Interest earned in the future will be dependent on the Company's funding cycles and prevailing interest rates. Interest expense relates primarily to notes payable.

         The Company incurred net losses of $8.8 million, $12.6 million and $13.9 million for the years ended December 31, 1996, 1995 and 1994, respectively. The Company expects to incur substantial additional losses over the next several years. The losses are expected to fluctuate from period to period based primarily on the level of product development and clinical activities.


LIQUIDITY AND CAPITAL RESOURCES

            InSite Vision has financed its operations primarily through private placements of preferred stock totaling $32.0 million, an October 1993 public offering of common stock which resulted in net proceeds of approximately $30.0 million, a January 1996 private placement of common stock and warrants which raised net proceeds of $4.7 million and an April 1996 public offering which raised net proceeds of $8.1 million. The Company also received approximately $1.0 million through a private placement transaction with B&L in 1996. At December 31, 1996, the Company had cash and cash equivalents totaling $10.5 million. It is the Company's policy to invest these funds in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt.

         For the years ended December 31, 1996, 1995 and 1994, cash used for operating activities and additions to capital equipment was $7.6 million, $12.7 million and $14.3 million, respectively. Of those amounts, $91,000, $1.7 million and $2.2 million were for additions to laboratory and other property and equipment in 1996, 1995 and 1994, respectively. The timing of future expenditures will correspond to the timing of clinical trials of potential products and additional product development.

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

         The Company anticipates no material capital expenditures to be incurred for environmental compliance in fiscal year 1997. Based on the Company's good environmental compliance record to date and its current compliance with applicable environmental laws and regulations, environmental compliance is not expected to have a material adverse effect on the Company's operations.

         The Company believes that its cash and cash equivalents will be sufficient to meet its operating expenses and cash requirements through 1997. The Company expects to incur substantial additional development costs prior to reaching profitability. As a result, InSite Vision will require substantial additional funds and the Company may seek private or public equity investments, and possible future collaborative agreements and research funding to meet such needs. Even if the Company does not have an immediate need for additional cash, it may seek access to the private or public equity markets if and when conditions are favorable. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The following Consolidated Financial Statements and Report of Independent Auditors are included on the pages which follow:

                                                                     Page
                                                                     ----

Report of Independent Auditors                                       28

Consolidated Statements of Operations                                29
Years Ended December 31, 1996, 1995 and 1994

Consolidated Balance Sheets - December 31, 1996 and 1995             30

Consolidated Statements of Stockholders' Equity                      31
Years ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows                                32
Years Ended December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements                           33-37

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
InSite Vision Incorporated

We have audited the accompanying consolidated balance sheets of InSite Vision Incorporated as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InSite Vision Incorporated at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                         /s/  Ernst & Young LLP

Walnut Creek, California
January 24, 1997

                           INSITE VISION INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Year Ended December 31,
(in thousands, except per share amounts)        1996        1995         1994
-------------------------------------------------------------------------------

Revenues:
     License fee                              $    500    $           $
     Royalties                                      44          65          68
     Contract research                                                      44
                                              --------    --------    --------
         Total                                     544          65         112

Operating expenses:
     Research and development                    5,458       8,079       9,944
     General and administrative                  2,902       3,801       4,961
     Loss on vacated facilities                  1,412
     Restructuring                                           1,031
                                              --------    --------    --------
         Total                                   9,772      12,911      14,905

Loss from operations                            (9,228)    (12,846)    (14,793)

Interest and other income                          509         450       1,013

Interest expense                                   (43)       (226)       (168)
                                              --------    --------    --------

Net loss                                      $ (8,762)   $(12,622)   $(13,948)
                                              ========    ========    ========


Net loss per share                            $  (0.72)   $  (1.38)   $  (1.55)

Shares used to calculate net loss per share     12,131       9,160       8,998




See accompanying notes to consolidated financial statements.

                           INSITE VISION INCORPORATED

                           CONSOLIDATED BALANCE SHEETS


                                                                          December 31,
(in thousands, except share and per share amounts)                     1996        1995
-----------------------------------------------------------------------------------------


ASSETS
Current assets:
    Cash and cash equivalents                                        $ 10,518    $    871
    Short-term investments                                                          2,996
    Prepaid expenses and other current assets                             195         151
                                                                     --------    --------
Total current assets                                                   10,713       4,018

Property and equipment, at cost:
     Laboratory and other equipment                                     4,416       4,151
     Leasehold improvements                                             1,671       2,931
     Furniture and fixtures                                               355         355
                                                                     --------    --------
                                                                        6,442       7,437
Accumulated depreciation                                                4,335       3,812
                                                                     --------    --------
                                                                        2,107       3,625
                                                                     --------    --------

Total assets                                                         $ 12,820    $  7,643
                                                                     ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                $    562    $    452
     Accrued liabilities                                                  247         145
     Accrued compensation and related expense                             300         744
     Current portion of notes payable                                      92         301
                                                                     --------    --------
Total current liabilities                                               1,201       1,642

Deferred rent                                                            --            62
Notes payable                                                            --            92

Commitments

Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
       none issued and outstanding                                       --          --
     Common stock, $.01 par value, 30,000,000 shares authorized;
      12,935,927 issued and outstanding at December 31, 1996;
      9,252,136 issued and outstanding at December 31, 1995;              129          93
     Additional paid-in capital                                        77,146      62,651
     Other                                                               --            (3)
     Accumulated deficit                                              (65,656)    (56,894)
                                                                     --------    --------
Stockholders' equity                                                   11,619       5,847
                                                                     --------    --------

Total liabilities and stockholders' equity                           $ 12,820    $  7,643
                                                                     ========    ========





See accompanying notes to consolidated financial statements.

                           INSITE VISION INCORPORATED

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                            ADDITIONAL                            TOTAL
                                                 COMMON      PAID IN               ACCUMULATED STOCKHOLDERS'
 (dollars in thousands)                          STOCK       CAPITAL       OTHER     DEFICIT     EQUITY
-------------------------------------------------------------------------------------------------------------
Balance, January 1, 1994                        $     89    $ 62,663    $   (581)   $(30,324)   $ 31,847


Issuance cost of initial public offering                         (36)                                (36)
Issuance of 140,001 shares of common stock             2         169                                 171
Unrealized loss on securities valuation                                     (242)                   (242)
Compensation expense                                                         161                     161
Net Loss                                                                             (13,948)    (13,948)
                                                --------------------------------------------------------
Balance, December 31, 1994                            91      62,796        (662)    (44,272)     17,953

Issuance of 164,166 shares of common stock             2         149                                 151
Unrealized gain on securities valuation                                      239                     239
Adjustment of deferred compensation for 1993                    (294)        294
stock option grants
Compensation expense                                                         126                     126
Net Loss                                                                             (12,622)    (12,622)
                                                --------------------------------------------------------
Balance, December 31, 1995                            93      62,651          (3)    (56,894)      5,847

Issuance of 1,469,232 shares of common stock          15       4,671                               4,686
and warrants to purchase 367,308 shares of
common stock in private placement
Issuance of 254,032 shares of common stock             2         768                                 770
from exercise of options and employee stock
purchases
Issuance of 1,750,000 shares of common stock          17       8,062                               8,079
in public offering
Issuance of 210,527 shares of common stock to          2         994                                 996
Bausch & Lomb in private placement
Other                                                                        3                         3
Net Loss                                                                              (8,762)     (8,762)
                                                --------------------------------------------------------
Balance, December 31, 1996                      $    129    $ 77,146    $   --      $(65,656)   $ 11,619
                                                ========================================================



See accompanying notes to consolidated financial statements.

                           INSITE VISION INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                             Year Ended December 31
(in thousands)                                             1996        1995      1994
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net loss                                                $ (8,762)   $(12,622)   $(13,948)
Adjustments to reconcile net loss to net cash used by
operating activities:
      Loss on vacated facilities                           1,412
      Depreciation and amortization                          696         992         885
      Amortization of deferred compensation                              126         161
      Changes in:
          Prepaid expenses and other current assets          (44)        555         223
          Accounts payable and accrued liabilities          (794)       (101)        583

                                                        --------    --------    --------
Net cash used by operating activities                     (7,492)    (11,050)    (12,096)

INVESTING ACTIVITIES:
Purchase of short-term investments                          --          --       (14,868)
Maturity of short-term investments                         3,000       7,510      12,390
Purchases of property and equipment                          (91)     (1,687)     (2,198)
                                                        --------    --------    --------
Net cash provided (used) by investing activities           2,909       5,823      (4,676)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease       (301)     (1,367)       (326)
obligations
Proceeds from notes payable                                                        1,207
Issuance of common stock, net                             14,531         151         135
                                                        --------    --------    --------
Net cash provided (used) by financing activities          14,230      (1,216)      1,016

Net increase (decrease) in cash and cash equivalents       9,647      (6,443)    (15,756)
Cash and cash equivalents, beginning of period               871       7,314      23,070
                                                        --------    --------    --------

Cash and cash equivalents, end of period                $ 10,518    $    871    $  7,314
                                                        ========    ========    ========

Supplemental disclosures:
     Interest paid in cash                              $     43    $    229    $    165
                                                        ========    ========    ========



See accompanying notes to consolidated financial statements.

                           INSITE VISION INCORPORATED

                   Notes to Consolidated Financial Statements
                                December 31, 1996


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation. The accompanying consolidated financial statements include the accounts of InSite Vision and its wholly owned United Kingdom subsidiary, InSite Vision Limited. InSite Vision Incorporated (the "Company" or "InSite Vision") is focused on developing ophthalmic drugs and ophthalmic drug delivery systems. InSite Vision Limited was formed for the purpose of holding and licensing intellectual property rights. All intercompany accounts and transactions have been eliminated.

         The Company has incurred losses since its inception and expects to incur substantial additional development costs prior to reaching profitability, including costs related to clinical trials and manufacturing expenses. As a result, the Company will require substantial additional funds, and the Company may seek research funding, private or public equity investments, and possible future collaborative agreements to meet such needs. Even if the Company does not have an immediate need for additional cash, it may seek access to the private or public equity markets if and when conditions are favorable. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

         Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Cash and Cash Equivalents and Short-Term Investments. The Company invests its excess cash in investment grade, interest-bearing securities. As of December 31, 1996, cash equivalents consisted of money market mutual funds. As of December 31, 1995, cash equivalents and short-term investments consisted of money market mutual funds and notes issued by the United States Treasury. The Company has not experienced any losses on such investments.

         Management determines the classification of investments at the time of purchase and re-evaluates such designations as of each balance sheet date. At December 31, 1996, the Company's entire portfolio of investments is classified as available-for-sale pursuant to Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." These securities are stated at fair value based on quoted market prices, with unrealized gains and losses reported in a separate component of stockholders' equity. The Company considers highly liquid investments with original maturities of three months or less as cash equivalents.

         Property and Equipment. Property and equipment is stated at cost, less accumulated depreciation. Depreciation of property and equipment is provided over the estimated useful lives of the respective assets, which range from three to five years, using the straight-line method. Leasehold improvements are amortized over the lives of the related leases or their estimated useful lives, whichever is shorter, using the straight-line method.

         Net Loss per Share. Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options are excluded as their effect is antidilutive.

         Accounting for Employee Stock Options. The Company accounts for stock options granted to employees and directors using the intrinsic value method and, accordingly, does not recognize compensation expense for options granted to employees and directors at an exercise price equal to the fair value of the underlying common stock.

2.       LOSS ON VACATED FACILITIES/RESTRUCTURING EXPENSE

         Loss on Vacated Facilities. As a result of a new manufacturing agreement with Bausch and Lomb Incorporated (B&L), the Company ended its relationship with its previous contract manufacturer and wrote-off its share of equipment and leasehold improvements installed at the previous manufacturer's plant. This act resulted in a one-time non-cash charge of $1.4 million which is reported separately in the accompanying statement of operations.

         Restructuring Expense. In November 1995, the Company implemented certain changes in the structure of its operations. These changes included a reduction in its work-force. Accordingly, the Company recorded a restructuring charge of $1,031,000 in the fourth quarter of 1995. Such expenses included termination benefits for 36 employees totaling $917,000, of which $393,000 was paid during 1995, sublease losses of $107,000 and other costs of $7,000. As of December 31, 1995, the remaining accrual amounted to $561,000, all of which was paid in 1996.


3.       LICENSES

         The Company has a license agreement with CIBA Vision Ophthalmics (CIBA Vision), an ophthalmic company which is an affiliate of CIBA-GEIGY Limited. Under the terms of the agreement, CIBA Vision has co-exclusive rights to manufacture and market AquaSite, ToPreSite and MethaSite in the U.S. and AquaSite and MethaSite in Canada. The license agreement requires CIBA Vision to pay royalties on net sales of the licensed products. The Company recognized $44,000, $65,000 and $68,000 of royalty revenue for sales of AquaSite in 1996, 1995 and 1994, respectively.

         In July 1996, the Company entered into agreements with Bausch and Lomb Pharmaceuticals, Inc. (B&L) which provide for (i) B&L to receive, for a one-time license fee of $500,000, an exclusive worldwide royalty-bearing license to manufacture and market PilaSite and (ii) a collaboration between the Company and B&L to develop and sell a new DuraSite based eye-drop formulation for which, after development, the Company will issue an exclusive, worldwide, royalty bearing license to B&L.


4.       LEASE COMMITMENTS

         The Company leases its facilities under noncancelable operating lease agreements which expire in 2001. Rent expense was $605,000, $520,000 and $504,000 for 1996, 1995 and 1994, respectively. As of December 31, 1996, the aggregate future minimum payments under noncancelable leases are:

          1997                                   $  495,318
          1998                                      471,715
          1999                                      485,828
          2000                                      499,941
          2001                                      514,054
         -----                                   ----------
         Total                                   $2,466,856



5.       INCOME TAXES

Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31, 1996 and 1995 are as follows (in thousands):

--------------------------------------------------------------------------------
                                                          1996     1995
--------------------------------------------------------------------------------
Deferred tax assets:
     Net operating loss carryforwards                   $23,671   $20,300
     Research and development credit carryforwards        2,195     1,928
     Capitalized research and development                 1,404     1,374
     Depreciation                                           670       534
     Other                                                  122        88
                                                        -------   -------
     Total                                               28,062    24,224
Valuation allowance                                     -28,062   -24,224
                                                        -------   -------
Net deferred tax assets                                    --        --

================================================================================

The valuation allowance increased by $3.8 million during the year ended December 31, 1996.

At December 31, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $65.0 million, which expire in the years 2001 through 2011 and net operating loss carryforwards for state income tax purposes of approximately $27.4 million which expire in the years 1997 through 2001. The Company also has federal research and development credit carryforwards of approximately $2.2 million which expire in the years 2001 through 2011.

Utilization of the Company's federal net operating loss carryforwards and research and development tax credits, respectively, are subject to an annual limitation against taxable income in future periods due to the ownership change limitations provided by the Internal Revenue Code of 1986. As a result of this annual limitation, a portion of these carryforwards will expire before becoming available for offset against taxable income. Additional losses and credits will be subject to limitation if the Company incurs another change of ownership.


6.       STOCKHOLDERS' EQUITY

In January 1996, InSite Vision received net proceeds of approximately $4.7 million from a private placement of 1,469,232 shares of its common stock and 367,308 warrants. Each warrant entitles its holder to purchase one share of the Company's common stock for $3.25 per share until January 2001. In April 1996, the Company received net proceeds of approximately $8.1 million from a public offering of 1,750,000 shares of its common stock. In July 1996, the Company entered into a stock purchase agreement with B&L pursuant to which B&L agreed to make an equity investment of $2.0 million. In August 1996, the Company received $1.0 million from B&L for the purchase of 210,527 shares of common stock. The balance of the investment by B&L will be made in August 1997.

Stock Option Plan. At December 31, 1996, a total of 1,482,892 shares of common stock were reserved under the 1994 Stock Plan for issuance upon the exercise of options or by direct sale to employees, including officers, directors and consultants. Options granted under the plan expire 10 years from the date of grant and become exercisable at such times and under such conditions as determined by the Company's Board of Directors (generally ratably over four years). Activity under the 1994 Stock Plan has been as follows:

------------------------------------------------------------------------------------------------------------------------
                                                                 Shares
------------------------------------------------------------------------------------------------------------------------
                                                           Options                                      Weighted Average
                                                         Available          Options                    Exercise Price of
                                                         for Grant      Outstanding    Option Price    Shares Under Plan
                                                         ---------      -----------    ------------    -----------------

   Balance at January 1, 1994                              435,396        1,050,857    $0.60 - 9.25
   Additional Shares reserved                              500,000
   Granted                                                -292,850          292,850     3.50 - 8.50
   Exercised                                                               -120,343     0.60 - 4.12
   Forfeited                                                28,903          -28,903     0.60 - 4.12
                                                         ---------        ---------
   Balance at December 31, 1994                            671,449        1,194,461     0.60 - 9.25
   Granted                                                -901,413          901,413     2.25 - 4.75         $2.90
   Exercised                                                               -139,873     0.60 - 3.00           .60
   Forfeited                                               632,021         -632,021     0.60 - 8.50          4.73
                                                         ---------        ---------
   Balance at December 31, 1995                            402,057        1,323,980     0.60 - 9.25
   Granted                                                -277,250          277,250     4.25 - 6.38          5.67
   Exercised                                                               -243,145     0.60 - 5.00          3.01
   Forfeited                                                85,219          -85,219     0.60 - 7.25          3.74
                                                         ---------        ---------
   Balance at December 31, 1996                            210,026        1,272,866    $0.60 - 9.25
------------------------------------------------------------------------------------------------------------------------


         At December 31, 1996 and December 31, 1995, options to purchase 470,091 and 642,300 shares respectively were exercisable at prices ranging from $0.60 to $9.25 per share. During 1995, 273,613 options to purchase shares were canceled and regranted at a lower price per share. These options are shown above as granted at the new price and forfeited at the original price.

         Pursuant to the terms of the 1994 Stock Plan, generally each non-employee director who is newly elected or appointed after October 25, 1993, is granted an option to purchase 10,000 shares of common stock at a price per share equal to the fair market value of the common stock on the grant date. Each continuing non-employee director receives an annual grant of an option to purchase 5,000 shares thereafter, provided he or she did not receive a 10,000-share grant in the same calendar year. Such options vest one year after the grant date.

         In September 1993, the president and a consultant of the Company were granted options to purchase 215,000 shares of common stock at $5.00 per share, which the Company determined was below the fair market value at the date of the grant. The Company recognized $126,000 of compensation expense in 1995 and $161,000 in 1994 related to these options. During 1995, the president resigned and stock options covering 97,993 shares and related deferred compensation of $294,000 were canceled.

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting registration and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates ranging from 5.875% to 6.58%; volatility factors for the expected market price of the Company's common stock of 1.153 and 1.1494; and a weighted-average expected life for the options of 4 years.

         For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

-------------------------------------------------------------
                                       1996            1995
-------------------------------------------------------------
Net loss - as presented            $  (8,762)      $  (12,622)
Net loss - pro forma                  (9,240)         (13,196)
Loss per share - as presented          (0.72)           (1.38)
Loss per share - pro forma             (0.76)           (1.44)
-------------------------------------------------------------

Employee Stock Purchase Plan. On April 1, 1994, employees of the Company began participating in an Employee Stock Purchase Plan which provides the opportunity to purchase common stock at prices not less than 85% of market value at the time of purchase. During the years ended December 31, 1996, 1995 and 1994, respectively, 10,887, 24,293 and 19,658 shares of common stock were issued pursuant to this plan. An additional 78,395 shares are reserved for issuance under this plan. The effects of the Stock Purchase Plan on the pro forma disclosures above are not material.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item with respect to the identification of Directors is hereby incorporated by reference from the information under the caption "Proposal One-Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on or about June 2, 1997 (the "Proxy Statement").

         The information required by this item with respect to the identification of Executive Officers is contained in Item 1 of Part I of this report under the caption "Executive Officers."

         The information required by Item 405 of Regulation S-K regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference from the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.


ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is hereby incorporated by reference from the information under the caption "Executive Compensation and Related Information" in the Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is hereby incorporated by reference from the information under the caption "Principal Stockholders" in the Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is hereby incorporated by reference from the information under the captions "Executive Compensation and Related Information" and "Certain Relationships and Related Transactions" in the Proxy Statement.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

         The Financial Statements and Report of Independent Auditors are included in a separate section of this Annual Report on Form 10-K.

  (2)    Financial Statement Schedules

         All financial statement schedules have been omitted because they are not applicable or are not required or the required information to be set forth therein is included in the Financial Statements or notes thereto included in a separate section of this Annual Report on Form 10-K.

  (3)   Exhibits

         The following exhibits are referenced or included in this report.

         Number         Exhibit Table

          3.1(1)        Restated Certificate of Incorporation.
          3.2(1)        Amended Bylaws.
          4.1(4)        Registration Rights Agreement, dated January 24, 1996
                        (the "Registration Rights Agreement"), between the
                        Registrant and the investors listed on Schedule 1
                        thereto.
          4.2(4)        Form of Warrant to Purchase Shares of Common
                        Stock between the Registrant and each of the
                        investors listed on Schedule 1 to the
                        Registration Rights Agreement.
         10.1(2HH)      1993 Stock Plan of InSite Vision Incorporated,
                        as amended and Form of Nonstatutory Stock
                        Option Agreement (effective prior to October
                        18, 1993).
         10.2(2HH)      1993 Stock Plan of InSite Vision Incorporated (the
                        "Plan") (effective October 18, 1993).
         10.3(2HH)      Form of Incentive Stock Option Agreement under the Plan.
         10.4(2HH)      Forms of Non-Statutory Stock Option Agreement under the
                        Plan.
         10.5(2)        InSite Vision Incorporated Employee Stock Purchase Plan.
         10.6(2)        Form of Indemnity Agreement Between the Registrant and
                        its directors and officers.
         10.7(2)        Form of Employee's Proprietary Information and
                        Inventions Agreement.
         10.11(3H)      Letter Agreement dated July 12, 1990 by and between the
                        Company and The Upjohn Company.
         10.12(3H)      License Agreement dated as of December 12, 1990 by and
                        between the Company and The Upjohn Company.
         10.13(3H)      License Agreement dated as of October 9, 1991
                        by and between the Company and CIBA Vision
                        Corporation, as amended October 9, 1991.
         10.14(3H)      Letter Agreement dated February 27, 1992 by and among
                        the Company, Columbia
                        Laboratories, Inc. and Joseph R. Robinson, as amended
                        October 23, 1992.
         10.15(2H)      Collaboration Agreement dated as of November 24, 1992
                        by and between the Company and British Bio-technology
                        Limited.
         10.16(2H)      Collaboration Agreement dated as of April 30, 1993 by
                        and between the Company and British Bio-technology
                        Limited.
         10.17          Facilities Lease, dated September 1, 1996, between the
                        Registrant and Alameda Real Estate Investments.
         10.18(1H)      Agreement dated as of February 15, 1994 by and between
                        the Company and Timm A. Carpenter.
         10.19(1HH)     InSite Vision Incorporated 1994 Stock Option Plan
                        (Amended and Restated as of January 1, 1994).
         10.20(1HH)     Form of InSite Vision Incorporated Notice of Grant of
                        Stock Option and Stock Option Agreement, with Addenda.
         10.21(1HH)     Form of InSite Vision Incorporated Notice of Automatic
                        Option Grant and Non-Employee Director Option Agreement.
         10.22(1)       InSite Vision Incorporated 1994 Employee Stock Purchase
                        Plan.

         10.23(1)       Form of InSite Vision Incorporated Stock Purchase
                        Agreement.
         10.24(1)       Form of InSite Vision Incorporated Employee Stock
                        Purchase Plan
                        Enrollment/Change Form.
         10.25(4)       Letter Agreement dated February 3, 1995 between the
                        Company and David G. Harper.
         10.26(4)       Settlement Agreement and General Release dated March 3,
                        1995 between the Company and Clifford Orent.
         10.27(5)       Common Stock Purchase Agreement dated January
                        19, 1996 between the Registrant and the
                        Investors listed on Schedule 1 thereto.
         10.28(6H)      ISV-205 License Agreement dated May 28, 1996 by and
                        between the Company and CIBA Vision Ophthalmics.
         10.29(6H)      ToPreSite License Agreement dated May 28, 1996 by and
                        between the Company and CIBA Vision Ophthalmics.
         10.30(6H)      BetaSite7 Contract Manufacturing Agreement
                        dated July 18, 1996 by and between the Company
                        and Bausch & Lomb Pharmaceuticals, Inc.
         10.31(6H)      PilaSite7 License Agreement dated July 18,
                        1996 by and between the Company and Bausch &
                        Lomb Pharmaceuticals, Inc.
         10.32(6H)      Timolol Development Agreement dated July 18,
                        1996 by and between the Company and Bausch &
                        Lomb Pharmaceuticals, Inc.
         10.33(6H)      Stock Purchase Agreement dated July 18, 1996
                        by and between the Company and Bausch & Lomb
                        Pharmaceuticals, Inc.
         23.1           Consent of Ernst & Young LLP, Independent Auditors.
         24.1           Power of Attorney (included in Part IV of this Annual
                        Report on Form 10-K under the caption "Signatures").
         27             Financial Data Schedule.

(1) Incorporated by reference to exhibit of the same number in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(2) Incorporated by reference to exhibit of the same number in the Company's Registration Statement on Form S-1 (Registration No. 33-68024) as filed with the Securities and Exchange Commission on August 27, 1993.

(3) Incorporated by reference to exhibit of the same number in Amendment No. 1 the Company's Registration Statement on Form S-1 (Registration No. 33-68024) as filed with the Securities and Exchange Commission on September 16, 1993.

(4) Incorporated by reference to exhibit of the same number in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(5) Incorporated by reference to exhibit 10.25 in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(6) Incorporated by reference to exhibit of the same number in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(H) Confidential treatment has been granted with respect to certain portions of this agreement.

(HH)     Management contract or compensatory plan.

((b))    Reports on Form 8-K

         The Registrant did not file any reports on Form 8-K during the fourth quarter of fiscal 1996.

(c)      Exhibits

         See list of exhibits under (a)(3) above.

(d)      Financial Statement Schedules

         See (a)(2) above.



                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 4, 1997
                                              INSITE VISION INCORPORATED


                                     By:      /s/ S. Kumar Chandrasekaran
                                              ----------------------------------
                                              S. Kumar Chandrasekaran, Ph.D.
                                              Chairman of the Board,
                                              Chief Executive Officer,
                                              and Chief Financial Officer


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS:

         That the undersigned officers and directors of InSite Vision Incorporated, a Delaware corporation, do hereby constitute and appoint S. Kumar Chandrasekaran the lawful attorney and agent, with power and authority to do any and all acts and things and to execute any and all instruments which said attorney and agent determines may be necessary or advisable or required to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Annual Report on Form 10-K, to any and all amendments, and to any and all instruments or documents filed as part of or in conjunction with this Annual Report on Form 10-K or amendments or supplements thereof, and each of the undersigned hereby ratifies and confirms all that said attorney and agent shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

         IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Name                           Capacity               Date
               ----                           --------               ----


/s/  S. Kumar Chandrasekaran           Chairman of the Board,      March 4, 1997
-------------------------------------  Chief Executive Officer,
     S. Kumar Chandrasekaran, Ph.D.    and Chief Financial Officer


/s/  Mitchell H. Friedlaender          Director                    March 4, 1997
-------------------------------------
     Mitchell H. Friedlaender, M. D.



/s/  Grant M. Inman                    Director                    March 4, 1997
-------------------------------------
     Grant M. Inman



/s/  John E. Lucas                     Director                    March 4, 1997
-------------------------------------
     John E. Lucas



/s/  Jon S. Saxe                       Director                    March 4, 1997
-------------------------------------
     Jon S. Saxe



/s/  Anders P. Wiklund                 Director                    March 4, 1997
-------------------------------------
     Anders P. Wiklund