Form 10-Q
period 1997-03-31
INSITE VISION INC
filed 1997-04-28
CIK 802724

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



            QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997




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

         The number of shares of Registrant's common stock, $.01 par value, outstanding as of March 31, 1997: 12,936,651.

                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997

                               TABLE OF CONTENTS



                                                                                      Page
                                                                                      ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at
         March 31, 1997 and December 31, 1996 . . . . . . . . . . . . . . . . . . . .   3

         Condensed Consolidated Statements of Operations
         For the three months ended March 31, 1997 and 1996 . . . . . . . . . . . . .   4

         Condensed Consolidated Statements of Cash Flows
         For the three months ended March 31, 1997 and 1996 . . . . . . . . . . . . .   5

         Notes to Condensed Consolidated Financial Statements   . . . . . . . . . . .   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations  . . . . . . . . . . . . . . .   7


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

         Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16





                                    2 of 16

ITEM 1.  Financial Statements

                           INSITE VISION INCORPORATED
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   March 31,       December 31,
(in thousands, except share and per share amounts)                   1997              1996
-----------------------------------------------------------------------------------------------
                                                                  (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                     $  7,820          $ 10,518
     Prepaid expenses and other current assets                          225               195
                                                                   --------          --------
Total current assets                                                  8,045            10,713

Property and equipment, at cost:
     Laboratory and other equipment                                   4,443             4,416
     Leasehold improvements                                           1,671             1,671
     Furniture and fixtures                                             355               355
                                                                   --------          --------
                                                                      6,469             6,442
Accumulated depreciation                                              4,463             4,335
                                                                   --------          --------
                                                                      2,006             2,107
Other assets                                                             46                 -
                                                                   --------          --------
Total assets                                                       $ 10,097          $ 12,820
                                                                   ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                              $    393          $    562
     Accrued liabilities                                                 92               247
     Accrued compensation and related expense                           366               300
     Current portion of notes payable                                     -                92
                                                                   --------          --------
Total current liabilities                                               851             1,201

Commitments

Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares
       authorized; none issued and outstanding
     Common stock, $.01 par value, 30,000,000 shares
       authorized; 12,936,651 issued and outstanding at
       March 31, 1997; 12,935,927 issued and
       outstanding at December 31, 1996                                 129               129
     Additional paid-in-capital                                      77,147            77,146
     Accumulated deficit                                            (68,030)          (65,656)
                                                                   --------          --------
Stockholders' equity                                                  9,246            11,619
                                                                   --------          --------
Total liabilities and stockholders' equity                         $ 10,097          $ 12,820
                                                                   ========          ========

See accompanying notes to condensed consolidated financial statements.





                                    3 of 16

                           INSITE VISION INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                      Three months ended March 31,
(in thousands, except per share amounts)                             1997                    1996
                                                                    -------                 -------
Royalty revenues                                                    $    16                 $    15

Operating expenses:
     Research and development                                         1,650                   1,331
     General and administrative                                         845                     673
                                                                    -------                 -------
          Total                                                       2,495                   2,004
                                                                    -------                 -------
Loss from operations                                                 (2,479)                 (1,989)

Interest and other income                                               110                      67

Interest expense                                                         (5)                    (16)
                                                                    -------                 -------
Net loss                                                            $(2,374)                $(1,938)
                                                                    =======                 =======

Net loss per share                                                  $ (0.18)                $ (0.18)

Shares used to calculate net loss per share                          12,937                  10,492

No dividends were declared or paid during the periods.


See accompanying notes to condensed consolidated financial statements.





                                    4 of 16

                           INSITE VISION INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      Three months ended March 31,
(in thousands, except per share amounts)                              1997                   1996
---------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                             $(2,374)               $(1,938)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Depreciation and amortization                                       128                    169
     Changes in:
          Prepaid expenses and other current assets                      (30)                    58
          Accounts payable and accrued liabilities                       242                   (584)
                                                                     -------                -------
Net cash used in operating activities                                 (2,034)                (2,295)

INVESTING ACTIVITIES
Maturity of short-term cash investments                                    -                  3,000
Purchases of property and equipment                                     (527)                   (51)
Increase in other assets                                                 (46)                     -
                                                                     -------                -------
Net cash provided (used) by investing activities                        (573)                 2,949

FINANCING ACTIVITIES
Principal payments on notes payable                                      (92)                   (74)
Issuance of common stock, net                                              1                  5,368
                                                                     -------                -------
Net cash provided (used) by financing activities                         (91)                 5,294

Net increase (decrease) in cash and cash equivalents                  (2,698)                 5,948
Cash and cash equivalents, beginning of period                        10,518                    871
                                                                     -------                -------
Cash and cash equivalents, end of period                             $ 7,820                $ 6,819
                                                                     =======                =======
Supplemental disclosures:
     Interest paid in cash                                           $     5                $    17
                                                                     =======                =======


See accompanying notes to condensed consolidated financial statements.





                                    5 of 16

                           INSITE VISION INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)

NOTE 1  -  BASIS OF PRESENTATION

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

           These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.



NOTE 2 - LOSS PER SHARE

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The Company does not anticipate that this change will impact its calculated loss per share as the Company currently excludes stock options and warrants from per share computations because their effect is antidilutive.





                                    6 of 16

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

           Except for the historical information contained herein, the discussion in this Quarterly Report contains certain forward-looking statements, such as statements of the Company's plans, objectives, expectations and intentions, that involve risks and uncertainties. The cautionary statements made in this Quarterly Report, including those set forth below under the heading "Risk Factors," should be read as being applicable to all related forward-looking statements wherever they appear in this Quarterly Report. The Company's actual results could differ materially from those discussed herein.

OVERVIEW

           InSite Vision is developing ophthalmic pharmaceutical products based on its proprietary DuraSite(R) eyedrop-based drug delivery technology and on the development of genetically based tools for the diagnosis and prognosis of glaucoma. DuraSite technology is designed to improve the safety, efficacy and medical value of existing ophthalmic products and potentially permit the novel ophthalmic application of drugs that are currently used or being developed for non-ophthalmic indications. The DuraSite delivery system can be customized to deliver a variety of potential drug candidates with a range of molecular weights and other properties.

           Other than a small amount of royalties from the sale of products using the Company's technology, to date, InSite Vision has not received any revenues from the sale of products. The Company has been unprofitable since its inception and expects to continue to incur substantial losses for at least the next several years, due to continuing research and development efforts, including preclinical studies, clinical trials and manufacturing of its product candidates. The Company has financed its research and development activities and operations primarily through private and public offerings of its equity securities and, to a lesser extent, from collaborative agreements.

           As of March 31, 1997, the Company's accumulated deficit was approximately $68 million. There can be no assurance that InSite Vision will achieve either significant revenues from product sales or profitable operations.

RESULTS OF OPERATIONS

           The Company earned royalty revenues of $16,000 and $15,000 for the quarters ended March 31, 1997 and 1996, respectively, from sales of AquaSite(R) by CIBA Vision. To date, the Company has not relied on royalty revenues to fund its activities. The Company does not expect to receive significant product revenue or royalties for several years, if at all.

           The Company has re-prioritized its earlier stage development activities, and now focuses its research and development on (i) ISV-900 for prognosis and diagnosis of glaucoma, (ii) ISV-208, a glaucoma treatment product which is being developed in partnership with Bausch & Lomb Pharmaceuticals, Inc., (iii) ISV-205 for the prevention of steroid-induced glaucoma, (iv) ISV-611 for allergic conjunctivitis, and (v) ISV-120 for prevention of pterygium recurrence. Later stage product development is expected to be conducted through corporate partnering arrangements. However, there can be no assurance that the Company will be able to enter into such arrangements on acceptable terms, or at all, or that any such arrangements will be successful.





                                    7 of 16

           Research and development expenses increased 24% in the first quarter of 1997 to $1.7 million from $1.3 million in the first quarter of 1996. This increase is due to an increase in research and development personnel, to 34 as of March 31, 1997 from 25 as of March 31, 1996 (36 as of December 31, 1996), and expenditures related to the development of ISV-900 and ISV-208.

           General and administrative expenses increased 26% during the quarter ended March 31, 1997 to $845,000 from $673,000 during the first quarter of 1996. This increase was primarily due to the cost of replacing outside contractors with employees in the area of accounting and finance.

           The Company incurred net losses of $2.4 million and $1.9 million for the three month periods ended March 31, 1997 and 1996, respectively. The Company expects to incur substantial additional losses over the next several years. These losses are expected to fluctuate from period to period based primarily on the level of the Company's product development and clinical activities.

LIQUIDITY AND CAPITAL RESOURCES

           InSite Vision has financed its operations primarily through private placements of preferred stock totaling approximately $32.0 million, an October 1993 public offering of common stock which resulted in net proceeds of approximately $30.0 million, a January 1996 private placement of common stock and warrants resulting in net proceeds of approximately $4.8 million and an April 1996 public offering which raised net proceeds of approximately $7.9 million. At March 31, 1997, the Company had cash and cash equivalents totaling $7.8 million compared to $10.5 million as of December 31, 1996. It is the Company's policy to invest these funds in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt.

           The Company's future capital expenditures and requirements will depend on numerous factors, including the progress of its research and development programs and preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing collaborative and licensing relationships, the ability of the Company to establish additional collaborative arrangements, acquisition of new products and technologies, the completion of commercialization activities and arrangements, and the purchase of additional property and equipment.

           The Company anticipates no material capital expenditures to be incurred for environmental compliance in fiscal year 1997. Based on the Company's good environmental compliance record to date, and its current compliance with applicable environmental laws and regulations, environmental compliance is not expected to have a material adverse effect on the Company's operations.

           The Company believes that its cash and cash equivalents will be sufficient to meet its operating expenses and cash requirements through 1997. The Company expects to incur substantial additional development costs prior to reaching profitability. As a result, InSite Vision will require substantial additional funds and the Company may seek research funding, private or public equity investments, and possible future collaborative agreements to meet such needs. Even if the Company does not have an immediate need for additional cash, it may seek access to the public equity markets if and when it believes conditions are favorable. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, or at all.





                                    8 of 16

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


HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE FINANCIAL RESULTS

         The Company has incurred significant operating losses since its inception in 1986 and it expects to continue to incur significant operating losses for at least the next several years. As of March 31, 1997, the Company's accumulated deficit was approximately $68 million. The amount of net losses and the time required by the Company to reach profitability are uncertain. The Company's ability to achieve profitability depends upon its ability, alone or with others, to complete successful development of its potential products, conduct clinical trials, obtain required regulatory approvals and successfully manufacture and market its products. There can be no assurance that the Company will ever achieve significant revenue or profitability.





                                    9 of 16

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

         To date, the Company has entered into agreements with CIBA Vision for co-exclusive rights with the Company in the U.S. to manufacture and market AquaSite, MethaSite(TM), ToPreSite(TM) and ISV-205 for certain non-glaucoma-related indications. Of these, only AquaSite, an OTC product for which regulatory approval is not required, has been marketed. Through the Company's agreement with CIBA Vision in May 1996, the Company regained full U.S. marketing rights to the Company's PilaSite(R) product candidate for glaucoma, which was subsequently licensed on a worldwide basis to B&L. In exchange, CIBA Vision received royalty-bearing, co-exclusive U.S. marketing rights to ToPreSite product candidate for ocular inflammation/infection. CIBA Vision assumed all subsequent product development, clinical and regulatory responsibility for ToPreSite. In addition, CIBA Vision received royalty-bearing, co-exclusive U.S. marketing rights to the Company's ISV-205 product candidate for certain non-glaucoma-related indications. CIBA Vision has no obligation to fund the further development of MethaSite or ISV-205.

           In July 1996, the Company entered into agreements with B&L pursuant to which: (i) B&L has agreed to manufacture InSite product candidates at B&L's facility in Tampa, Florida using equipment owned by InSite; B&L and InSite have agreed to share the cost of certain leasehold improvements in connection with the installation and operation of the equipment; (ii) B&L will receive, for a license fee of $500,000, an exclusive worldwide royalty-bearing license to manufacture and market PilaSite; (iii) B&L and InSite have agreed to collaborate to develop and sell a new DuraSite based eyedrop formulation; and
(iv) B&L has agreed to make a $2 million equity investment in the Company, $1 million of which was received by the Company in August 1996, with the remaining amount, subject to certain conditions, due in August 1997. The Company is currently in the process of determining whether it will file a New Drug Application ("NDA") with the U. S. Food and Drug Administration ("FDA") for PilaSite.

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





                                    10 of 16

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





                                    11 of 16

         Contract manufacturers must adhere to Good Manufacturing Practices ("GMP") regulations strictly enforced by the FDA on an ongoing basis through its facilities inspection program. Contract manufacturing facilities must pass a pre-approval plant inspection before the FDA will approve an NDA. Certain material manufacturing changes that occur after approval are also subject to FDA review and clearance or approval. There can be no assurance that the FDA or other regulatory agencies will approve the process or the facilities by which any of the Company's products may be manufactured. The Company's dependence on third parties for the manufacture of products may adversely affect the Company's ability to develop and deliver products on a timely and competitive basis. Should the Company be required to manufacture products itself, the Company will be subject to the regulatory requirements described above, and to similar risks regarding delays or difficulties encountered in manufacturing any such products and will require substantial additional capital. There can be no assurance that the Company will be able to manufacture any such products successfully or in a cost-effective manner. In addition, certain of the raw materials the Company uses in formulating its DuraSite drug delivery system are available from only one source. Any significant interruption in the supply of these raw materials could delay the Company's clinical trials, product development or product sales and could have a material adverse effect on the Company's business.


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


COMPETITION

         The Company's success depends upon developing and maintaining a competitive position in the development of products and technologies in its areas of focus. There are many competitors of the Company in the U.S. and abroad, including pharmaceutical, biotechnology and other companies with





                                    12 of 16
varying resources and degrees of concentration on the ophthalmic pharmaceuticals market. The Company's competitors may have existing products or products under development which may be technically superior to those of the Company or which may be less costly or more acceptable to the market. Competition from such companies is intense and expected to increase as new products enter the market and new technologies become available. The Company's competitors, many of which have substantially greater financial, technical, marketing and human resources than the Company, may also succeed in developing technologies and products that are more effective, safer, less expensive or otherwise more commercially acceptable than any which have been or are being developed by the Company. The Company's competitors may obtain cost advantages, patent protection or other intellectual property rights that would block or limit the Company's ability to develop its potential products, or may obtain regulatory approval for the commercialization of their products more effectively or rapidly than the Company. To the extent that the Company determines to manufacture and market its products by itself, it will also compete with respect to manufacturing efficiency and marketing capabilities, areas in which it has limited or no experience.


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





                                    13 of 16

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


VOLATILITY OF STOCK PRICE; NO DIVIDENDS

         The market prices for securities of biopharmaceutical and biotechnology companies (including the Company) have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Future announcements concerning the Company, its competitors or other biopharmaceutical companies including the results of testing and clinical trials, technological innovations or new





                                    14 of 16
therapeutic products, governmental regulation, developments in patent or other proprietary rights, litigation or public concern as to the safety of products developed by the Company or others and general market conditions may have a significant effect on the market price of the Common Stock. The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any dividends in the foreseeable future.


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





                                    15 of 16

                                    PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)       Exhibits

         3.2     Amended and Restated Bylaws, as amended February 6, 1996.

b)       Reports on Form 8-K

         No Reports on Form 8-K were filed in the quarter ended March 31, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           INSITE VISION INCORPORATED




Dated:  April 25, 1997                     by:  /s/   S. Kumar Chandrasekaran
                                                ------------------------------
                                                S. Kumar Chandrasekaran, Ph.D.
                                                Chairman of the Board,
                                                Chief Executive Officer
                                                and Chief Financial Officer





                                    16 of 16