Form 10-Q
period 1997-06-30
INSITE VISION INC
filed 1997-07-18
CIK 802724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997




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




         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares of Registrant's common stock, $.01 par value, outstanding as of June 30, 1997: 12,951,218.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at
         June 30, 1997 and December 31, 1996.................................3

         Condensed Consolidated Statements of Operations
         For the three and six months ended June 30, 1997 and 1996...........4

         Condensed Consolidated Statements of Cash Flows
         For the six months ended June 30, 1997 and 1996.....................5

         Notes to Condensed Consolidated Financial Statements  ..............6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......................7


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Shareholders  ..................15

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits ..........................................................15

         Reports on Form 8-K................................................15




                                    2 of 16

PART I  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           INSITE VISION INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                June 30,      December 31,
(in thousands, except share and per share amounts)                                1997           1996
----------------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                   $  5,539       $ 10,518
     Prepaid expenses and other current assets                                        269            195
                                                                                 --------       --------
Total current assets                                                                5,808         10,713

Property and equipment, at cost:
     Laboratory and other equipment                                                 2,812          4,416
     Leasehold improvements                                                           382          1,671
     Furniture and fixtures                                                           182            355
                                                                                 --------       --------
                                                                                    3,376          6,442
Accumulated depreciation                                                            1,400          4,335
                                                                                 --------       --------
                                                                                    1,976          2,107
Other assets                                                                           41             --
                                                                                 --------       --------

Total assets                                                                     $  7,825       $ 12,820
                                                                                 ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                            $    581       $    562
     Accrued liabilities                                                              101            247
     Accrued compensation and related expense                                         367            300
     Current portion of notes payable                                                  --             92
                                                                                 --------       --------
Total current liabilities                                                           1,049          1,201

Commitments

Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares
       authorized; none issued and outstanding
     Common stock, $.01 par value, 30,000,000 shares authorized; 12,951,218 issued and outstanding at June 30, 1997; 12,935,927 issued and
       outstanding at December 31, 1996                                               130            129
     Additional paid-in-capital                                                    77,249         77,146
     Accumulated deficit                                                          (70,603)       (65,656)
                                                                                 --------       --------
Stockholders' equity                                                                6,776         11,619
                                                                                 --------       --------

Total liabilities and stockholders' equity                                       $  7,825       $ 12,820
                                                                                 ========       ========

See accompanying notes to condensed consolidated financial statements.


                                    3 of 16

                           INSITE VISION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three months ended June 30,  Six Months Ended June 30,
(in thousands, except per share amounts)                    1997         1996         1997         1996
-------------------------------------------------------------------------------------------------------------
Royalty revenues                                          $     13     $     12     $     29     $     27

Operating expenses:
     Research and development                                1,801        1,436        3,451        2,767
     Loss on vacated facilities                                 --        1,412           --        1,412
     General and administrative                                865          812        1,710        1,485
                                                          --------     --------     --------     --------
          Total                                              2,666        3,660        5,161        5,664
                                                          --------     --------     --------     --------

Loss from operations                                        (2,653)      (3,648)      (5,132)      (5,637)

Interest and other income                                       82          143          192          210

Interest expense                                                (2)         (11)          (7)         (27)
                                                          --------     --------     --------     --------

Net loss                                                  $ (2,573)    $ (3,516)    $ (4,947)    $ (5,454)
                                                          ========     ========     ========     ========


Net loss per share                                        $  (0.20)    $  (0.29)    $  (0.38)    $  (0.48)

Shares used to calculate net loss per share                 12,942       12,260       12,939       11,376

No dividends were declared or paid during the periods


See accompanying notes to condensed consolidated financial statements.




                                    4 of 16

                           INSITE VISION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Six months ended June 30,
(in thousands, except per share amounts)                     1997           1996
-----------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                   $ (4,947)      $ (5,454)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Loss on vacated facilities                                  --          1,412
     Depreciation and amortization                              371            314
     Changes in:
          Prepaid expenses and other current assets             (74)            38
          Accounts payable and accrued liabilities              295           (710)
                                                           --------       --------
Net cash used in operating activities                        (4,355)        (4,400)

INVESTING ACTIVITIES
Maturity of short-term cash investments                          --          3,000
Purchases of property and equipment                            (536)           (63)
Increase in other assets                                        (41)            --
                                                           --------       --------
Net cash provided (used) by investing activities               (577)         2,937

FINANCING ACTIVITIES
Principal payments on notes payable                             (92)          (146)
Issuance of common stock, net                                    45         13,464
                                                           --------       --------
Net cash provided (used) by financing activities                (47)        13,318

Net increase (decrease) in cash and cash equivalents         (4,979)        11,855
Cash and cash equivalents, beginning of period               10,518            871
                                                           --------       --------
Cash and cash equivalents, end of period                   $  5,539       $ 12,726
                                                           ========       ========
Supplemental disclosures:
     Interest paid in cash                                 $      7       $     29
                                                           ========       ========

See accompanying notes to condensed consolidated financial statements.

                                    5 of 16

                           INSITE VISION INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

NOTE 1  -   BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

            These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - FIXED ASSETS

            During the quarter ended June 30, 1997 the Company wrote-off its fully depreciated assets. This resulted in a decrease in the laboratory and other equipment of $1,785,000, leasehold improvements of $1,289,000, furniture and fixtures of $173,000 and accumulated depreciation of $3,247,000, with no change in net fixed assets.

NOTE 3 - LOSS PER SHARE

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

OVERVIEW

            InSite Vision is developing ophthalmic pharmaceutical products based on its proprietary DuraSite [R] eyedrop-based drug delivery technology and on the development of genetically based tools for the diagnosis and prognosis of glaucoma. DuraSite technology is designed to improve the safety, efficacy and medical value of existing ophthalmic products and potentially permit the novel ophthalmic application of drugs that are currently used or being developed for non-ophthalmic indications. The DuraSite delivery system can be customized to deliver a variety of potential drug candidates with a range of molecular weights and other properties.

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

            B&L to receive, for a fee of $500,000, an exclusive worldwide royalty-bearing license to manufacture and market PilaSite [R];

            A collaboration between the Company and B&L to develop and sell a new DuraSite based eyedrop formulation; and

            A $2 million equity investment by B&L in the Company.

            As a result of these agreements, the Company elected to vacate its co-tenancy of a clean room at another supplier's plant and in June 1996 wrote-off the amounts it had previously capitalized related to that facility. This write-off resulted in a non-cash charge to the Company's results of operations of $1.4 million which is reported as a separate line item in the accompanying financial statements.

            As of June 30, 1997, the Company's accumulated deficit was approximately $70.6 million. There can be no assurance that InSite Vision will achieve either significant revenues from product sales or profitable operations.

RESULTS OF OPERATIONS

            The Company earned royalty revenues of $13,000 and $12,000 in the second quarter of 1997 and 1996, respectively, and $29,000 and $27,000 during the six months ended June 30, 1997 and 1996, respectively, from sales of AquaSite [R] by CIBA Vision. To date, the Company has not relied on royalty revenues to fund its activities. The Company does not expect to receive significant product revenue or royalties for several years, if at all.



                                    7 of 16

            The Company has re-prioritized its earlier stage development activities, and now focuses its research and development on (i) ISV-900 for prognosis and diagnosis of glaucoma, (ii) ISV-208, a glaucoma treatment product which is being developed in partnership with Bausch & Lomb Pharmaceuticals, Inc., (iii) ISV-205 for the treatment of inflammation and the prevention of steroid-induced glaucoma, (iv) ISV-611 for allergic conjunctivitis, and (v) ISV-120 for prevention of pterygium recurrence. Later stage product development is expected to be conducted through corporate partnering arrangements. However, there can be no assurance that the Company will be able to enter into such arrangements on acceptable terms, or at all, or that any such arrangements will be successful.

            Research and development expenses increased 25% in the second quarter of 1997 to $1.8 million from $1.4 million in the second quarter of 1996 with a 25% increase to $3.5 million from $2.8 million during the six months ended June 30, 1997 and 1996 respectively. This increase was due primarily to an increase in research and development personnel, to 38 as of June 30, 1997 from 29 as of June 30, 1996 (36 as of December 31, 1996), and expenditures related to the development of ISV-900 and ISV-208.

            General and administrative expenses increased 7% during the second quarter of 1997 to $865,000 from $812,000 during the second quarter of 1996 with a 15% increase to $1.7 million from $1.5 million during the six months ended June 30, 1997 and 1996, respectively. This increase was primarily due to the cost of replacing outside contractors with employees in the area of accounting and finance.

            The Company incurred net losses of $2.6 million and $3.5 million for the three month periods ended June 30, 1997 and 1996, respectively, resulting in net losses of $4.9 million and $5.5 million for the first six months of 1997 and 1996, respectively. The decreases in the net losses were due primarily to the loss on vacated facilities incurred during the second quarter of 1996. The Company expects to incur substantial additional losses over the next several years. These losses are expected to fluctuate from period to period based primarily on the level of the Company's product development and clinical activities.

LIQUIDITY AND CAPITAL RESOURCES

            InSite Vision has financed its operations primarily through private placements of preferred stock totaling approximately $32.0 million, an October 1993 public offering of common stock which resulted in net proceeds of approximately $30.0 million, a January 1996 private placement of common stock and warrants resulting in net proceeds of approximately $4.7 million and an April 1996 public offering which raised net proceeds of approximately $8.1 million. At June 30, 1997, the Company had cash and cash equivalents totaling $5.5 million compared to $10.5 million as of December 31, 1996. It is the Company's policy to invest these funds in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt.

            For the six months ended June 30, 1997 and 1996, expenditures for operating activities and additions to capital equipment were $4.9 million and $4.5 million, respectively. Of those amounts $536,000 and $63,000 were for additions to laboratory and other property and equipment in 1997 and 1996, respectively. $500,000 of the additions in 1997 related to the Company's portion of improvements at B&L's facilities in Tampa, Florida.

            During the six months ended June 30, 1997 the Company wrote-off its fully depreciated assets. This resulted in a decrease in both property and equipment and accumulated depreciation of $3.2 million, with no change in net fixed assets.

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

                                    8 of 16

            The Company believes that its cash and cash equivalents will be sufficient to meet its operating expenses and cash requirements through 1997. The Company expects to incur substantial additional development costs prior to reaching profitability. As a result, InSite Vision will require substantial additional funds and the Company may seek research funding, private or public equity investments, and possibly future collaborative agreements to meet such needs. Even if the Company does not have an immediate need for additional cash, it may seek access to the private or public equity markets if and when it believes conditions are favorable. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, or at all.

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

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE FINANCIAL RESULTS

         The Company has incurred significant operating losses since its inception in 1986 and it expects to continue to incur significant operating losses for at least the next several years. As of June 30, 1997, the Company's accumulated deficit was approximately $71 million. The amount of net losses and the time required by the Company to reach profitability are uncertain. The Company's ability to achieve profitability depends upon its ability, alone or with others, to complete successful development of its potential products, conduct clinical trials, obtain required regulatory approvals and successfully manufacture and market its products. There can be no assurance that the Company will ever achieve significant revenue or profitability.

DEPENDENCE ON THIRD PARTIES

         In connection with its restructuring in November 1995, the Company elected not to proceed with plans to establish a dedicated sales and marketing organization. In order to successfully commercialize its product


                                    9 of 16
candidates, the Company will be required to enter into arrangements with one or more companies that will: provide for Phase III clinical testing, commercial scale-up and manufacture of the Company's potential products; obtain or assist the Company in other activities associated with obtaining regulatory approvals for its product candidates; and market and sell the Company's products, if approved.

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

UNCERTAINTY OF PATENTS AND PROPRIETARY RIGHTS

         The Company's success will depend in large part on its ability to obtain patents, protect trade secrets and operate without infringing upon the proprietary rights of others. A substantial number of patents in the field of ophthalmology have been issued to pharmaceutical, biotechnology and biopharmaceutical companies. Moreover, competitors may have filed patent applications, may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with those of the Company. There can be no assurance that the Company's patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any issued patents will provide the Company with adequate protection for its inventions or will not be challenged by others, or that the patents of others will not impair the ability of the Company to commercialize its products. The patent position of firms in the pharmaceutical industry generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under pharmaceutical patents. There can be no assurance that



                                    10 of 16
others will not independently develop similar products, duplicate any of the Company's products or design around any patents of the Company.

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

RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS

         The Company may, at any time in the future, pursue acquisitions of complementary companies, product lines, technologies or businesses. In the event that such an acquisition does occur, there can be no assurance as to the effect thereof on the Company's business, financial condition and operating results. Future acquisitions by the Company may result in substantial dilution to the Company's stockholders, the incurrance by the Company of additional debt and amortization expenses related to goodwill, research and development and other intangible assets, which could materially adversely affect the Company's business, financial condition and results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the employees, operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct experience and the potential loss of key employees of the acquired company.

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

         Contract manufacturers must adhere to Good Manufacturing Practices ("GMP") regulations strictly enforced by the FDA on an ongoing basis through its facilities inspection program. Contract manufacturing facilities must pass a pre-approval plant inspection before the FDA will approve an NDA. Certain material manufacturing changes that occur after approval are also subject to FDA review and clearance or approval. There can be no assurance that the FDA or other regulatory agencies will approve the process or the facilities by which any of the Company's products may be manufactured. The Company's dependence on third parties for the manufacture of products may adversely affect the Company's ability to develop and deliver products on a timely and competitive basis. Should the Company be required to manufacture products itself, the Company will be subject to the regulatory requirements described above, and to similar risks regarding delays or difficulties encountered in manufacturing any such products and will require substantial additional capital. There can be no assurance that the Company will be able to manufacture any such products successfully or in a cost-effective manner. In addition, certain of the raw materials the Company uses in formulating its DuraSite drug delivery system are available from


                                    11 of 16
only one source. Any significant interruption in the supply of these raw materials could delay the Company's clinical trials, product development or product sales and could have a material adverse effect on the Company's business.

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


                                    12 of 16

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

HAZARDOUS MATERIALS; ENVIRONMENTAL MATTERS

         The Company's research, development and manufacturing processes involve the controlled use of small amounts of radioactive and other hazardous materials. The Company is subject to federal, state and local laws, regulations and policies governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result, and any such liability could exceed the resources of the Company. Moreover, the Company may be required to incur significant costs to comply with environmental laws and regulations, especially to the extent that the Company manufactures its own products.

CONTROL BY MANAGEMENT AND EXISTING STOCKHOLDERS

         As of June 30, 1997, the Company's management and principal stockholders in the aggregate owned beneficially approximately 17% of the Company's outstanding shares of Common Stock. As a result, these stockholders, acting together, would be able to effectively control most matters requiring approval by the stockholders of the Company, including the election of a majority of the directors and the approval or disapproval of business combinations.

                                    13 of 16

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

SHARES ELIGIBLE FOR FUTURE SALE

                  Future sales by existing stockholders could adversely affect the prevailing market price of the Company's Common Stock. Except for 210,527 shares of Common Stock, the outstanding shares of the Company's Common Stock are all freely tradable, subject to volume and other restrictions imposed by Rule 144 under the Securities Act with respect to sales by affiliates of the Company. Sales of substantial amounts of Common Stock may have an adverse effect on the market price of the Company's Common Stock.

                                    14 of 16

PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

On June 2, 1997, the Company held its Annual Meeting of Stockholders at which the stockholders approved:

(1) The election of S. Kumar Chandrasekaran, Ph.D., Mitchell H. Friedlaender, M.D., Grant H. Inman, John E. Lucas, and Anders P. Wiklund to the Board of Directors to serve until the next annual meeting or until their successors are elected and qualified. The following directors received the number of votes set opposite their respective names:

                                         For Election            Withheld
     S. Kumar Chandrasekaran, Ph.D.       11,002,953              377,936
     Mitchell H. Friedlaender, M.D.       11,002,153              378,736
     Grant H. Inman                       10,997,153              383,736
     John E. Lucas                        10,997,053              383,836
     Anders P. Wiklund                    11,003,753              377,136

(2) The approval of a series of amendments to the Company's 1994 Stock Option Plan (the "1994 Plan"), including (i) an increase in the total number of shares of the Company's Common Stock authorized for issuance under the 1994 Plan by an additional 500,000 shares, (ii) an automatic share increase feature pursuant to which the number of shares of Common Stock available for issuance under the 1994 Plan will automatically increase on the first day of January each year, beginning January 1, 1998, by 2% of the total number of shares of Common Stock outstanding on the last day of December in the immediately preceding year, (iii) impose a specific limitation of 850,000 shares on the maximum number of shares of the Company's Common Stock for which any one participant may be granted stock options under the 1994 Plan and (iv) increase by an additional 33,334 shares of the Company's Common Stock the portion of the share reserve which may be issued pursuant to the Automatic Option Grant Program in effect under the 1994 Plan for the non-employee directors. Such proposal received 3,774,246 votes for approval, 1,824,154 against the approval, 124,130 votes abstained and there were 5,658,359 Broker non-votes.

(3) The ratification of the Company's appointment of Ernst & Young LLP as the Company's independent certified public accountants for the 1997 fiscal year. Such proposal received 11,256,545 votes for the ratification, 109,600 against the ratification and 14,744 votes abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)       Exhibits

         10.1*    1994 Stock Option Plan (as amended and restated March 17,
                  1997).
         10.2*    Notice of Automatic Option Grant and Non-Employee Director
                  Option Agreement.
         27       Financial Data Schedule

* Incorporated by reference to Exhibits 99.1 and 99.5, respectively, to Registration Statement No. 333-29801.

b)       Reports on Form 8-K

         No Reports on Form 8-K were filed in the quarter ended June 30, 1997.



                                    15 of 16

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         INSITE VISION INCORPORATED




Dated:  July 17, 1997            by:     /s/   S. Kumar Chandrasekaran
                                         -----------------------------

                                          S. Kumar Chandrasekaran, Ph.D.
                                          Chairman of the Board,
                                          Chief Executive Officer
                                          and Chief Financial Officer
                                          (on behalf of the registrant and as
                                          Chief Executive Officer and Chief
                                          Financial Officer)




                                    16 of 16