Form 10-Q
period 1997-09-30
INSITE VISION INC
filed 1997-11-07
CIK 802724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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


        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No___

        The number of shares of Registrant's common stock, $.01 par value, outstanding as of September 30, 1997: 13,175,504.

                          QUARTERLY REPORT ON FORM 10-Q
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS



                                                                                 Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets at
        September 30, 1997 and December 31, 1996...................................3

        Condensed Consolidated Statements of Operations
        For the three and nine months ended September 30, 1997 and 1996............4

        Condensed Consolidated Statements of Cash Flows
        For the nine months ended September 30, 1997 and 1996......................5

        Notes to Condensed Consolidated Financial Statements  .....................6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..............................8

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        Exhibits..................................................................16

        Reports on Form 8-K.......................................................16






                                     2 of 16

PART I  FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           INSITE VISION INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         September 30,    December 31,
(in thousands, except share and per share amounts)           1997            1996
--------------------------------------------------------------------------------------
                                                          (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                             $ 10,957        $ 10,518
     Prepaid expenses and other current assets                  157             195
                                                           --------        --------
Total current assets                                         11,114        $ 10,713

Property and equipment, at cost:
     Laboratory and other equipment                           2,794           4,416
     Leasehold improvements                                     389           1,671
     Furniture and fixtures                                     175             355
                                                           --------        --------
                                                              3,358           6,442
Accumulated depreciation                                      1,585           4,335
                                                           --------        --------
                                                              1,773           2,107
                                                           --------        --------

Total assets                                               $ 12,887        $ 12,820
                                                           ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                      $    503        $    562
     Accrued liabilities                                         96             247
     Accrued compensation and related expense                   458             300
     Current portion of notes payable                            --              92
                                                           --------        --------
Total current liabilities                                     1,057           1,201

Commitments

Redeemable preferred stock                                    7,607              --

Common stockholders' equity:
     Common stock, $.01 par value, 30,000,000 shares
       authorized; 13,175,504 issued and outstanding at
       September 30, 1997; 12,935,927 issued and
       outstanding at December 31, 1996                         132             129
     Additional paid-in-capital                              78,338          77,146
     Accumulated deficit                                    (74,247)        (65,656)
                                                           --------        --------
Common stockholders' equity                                   4,223          11,619
                                                           --------        --------

Total liabilities, redeemable preferred stock and
stockholders' equity                                       $ 12,887        $ 12,820
                                                           ========        ========

See accompanying notes to condensed consolidated financial statements.




                                     3 of 16

                           INSITE VISION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three months ended September 30,    Nine Months Ended September 30,
(in thousands, except per share amounts)             1997              1996              1997              1996
-------------------------------------------------------------------------------------------------------------------
Revenue:
     License fee                                   $     --          $    500          $     --          $    500
     Royalty revenues                                    11                 7                40                34
                                                   --------          --------          --------          --------
          Total                                          11               507                40               534

Operating expenses:
     Research and development                         1,943             1,293             5,394             4,060
     Loss on vacated facilities                          --                --                --             1,412
     General and administrative                         702               700             2,412             2,185
                                                   --------          --------          --------          --------
          Total                                    $  2,645          $  1,993          $  7,806          $  7,657
                                                   --------          --------          --------          --------

Loss from operations                                 (2,634)           (1,486)           (7,766)           (7,123)

Interest and other income                                65               150               257               360

Interest expense                                         (2)               (9)               (9)              (36)
                                                   --------          --------          --------          --------

Net loss                                             (2,571)           (1,345)           (7,518)           (6,799)

Non-cash preferred dividends                         (1,073)               --            (1,073)               --
                                                   --------          --------          --------          --------

Net loss applicable to common stockholders         $ (3,644)         $ (1,345)         $ (8,591)         $ (6,799)
                                                   ========          ========          ========          ========

Net loss per share applicable to common
     stockholders                                  $  (0.28)         $  (0.10)         $  (0.66)         $  (0.57)

Shares used to calculate net loss
per share                                            13,098            12,833            12,992            11,865

No cash dividends were declared or paid
during the periods.


See accompanying notes to condensed consolidated financial statements.





                                     4 of 16

                           INSITE VISION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Nine months ended September 30,
(in thousands, except per share amounts)                      1997              1996
-----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                    $ (7,518)         $ (6,799)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Loss on vacated facilities                                   --             1,412
     Depreciation and amortization                               615               502
     Changes in:
          Prepaid expenses and other current assets               38              (223)
          Accounts payable and accrued liabilities               448              (734)
                                                            --------          --------
Net cash used in operating activities                         (6,417)           (5,842)

INVESTING ACTIVITIES
Maturity of short-term cash investments                           --             3,000
Purchases of property and equipment                             (689)              (90)
                                                            --------          --------
Net cash provided (used) by investing activities                (689)            2,910

FINANCING ACTIVITIES
Principal payments on notes payable                              (92)             (222)
Issuance of preferred stock, net                               6,534                --
Issuance of common stock, net                                  1,103            14,488
                                                            --------          --------
Net cash provided by financing activities                      7,545            14,266

Net increase in cash and cash equivalents                        439            11,334
Cash and cash equivalents, beginning of period                10,518               871
                                                            --------          --------

Cash and cash equivalents, end of period                    $ 10,957          $ 12,205
                                                            ========          ========

Supplemental disclosures:
     Non-cash preferred dividends                           $  1,073          $     --
                                                            ========          ========

     Interest paid in cash                                  $      9          $     38
                                                            ========          ========


See accompanying notes to condensed consolidated financial statements.




                                     5 of 16

                           INSITE VISION INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

        These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - FIXED ASSETS

        During the nine months ended September 30, 1997 the Company wrote-off its fully depreciated assets. This resulted in a decrease in laboratory and other equipment of $1,804,000, in leasehold improvements of $1,289,000, in furniture and fixtures of $180,000 and in accumulated depreciation of $3,273,000, with no change in net fixed assets.

NOTE 3 - REDEEMABLE PREFERRED STOCK

        The Company has authorized 5,000,000 shares of Preferred Stock, no shares were outstanding as of December 31, 1996. In September 1997, the Company received net proceeds of approximately $6.5 million from a private placement of 7,000 shares of Series A Convertible Preferred Stock with a $.01 par value ("Series A Preferred"). The number of shares of Common Stock issuable upon conversion of the Series A Preferred will be equal to the face value of each share of Series A Preferred divided by the lower of the fixed conversion price of $5.04 or a variable conversion price. The variable conversion price is determined by applying a discount, which ranges from 10% if converted prior to June 10, 1998, to 17.5% if converted on or after December 7, 1998, to closing bid prices of the Company's Common Stock at the time of conversion. The value of the Series A Preferred shares to be converted will also include a 6% per annum premium which accrues from the date of issuance until the date of conversion. Three years after issuance, any remaining unconverted preferred shares will automatically be converted into Common Stock. As of September 30, 1997, no shares of Common Stock have been issued as a result of conversion of Series A Preferred. The holders of the Series A Preferred have no voting rights, except as required by applicable Delaware law. The Company also issued a warrant for 70 shares of Series A Preferred which is subject to the same conversion terms and premium.

        For the nine months ended September 30, 1997, in accordance with SEC Rules and Regulations, the Company reported non-cash preferred dividends of $1.1 million related to the discount at which Series A Preferred could be converted to Common Stock including the 6% per annum premium on the Series A Preferred stock, and the net loss per share applicable to common stockholders.

        In certain circumstances the Series A Preferred Stockholders have the right to redeem their outstanding shares. The redemption amount is equal to the number of shares of Common Stock issuable upon conversion multiplied by the closing bid price of the Company's Common Stock, $8.0 million as of September 30, 1997.

NOTE 4 - STOCKHOLDERS' EQUITY

        In August 1997, the Company received $1.0 million from Bausch & Lomb Incorporated (B&L) for the purchase of 205,128 shares of Common Stock in connection with a July 1996 agreement between the Company and B&L. B&L made an initial $1.0 million equity investment in the Company in August 1996.



                                     6 of 16

NOTE 5 - LOSS PER SHARE

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









                                     7 of 16

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

OVERVIEW

        InSite Vision Incorporated ("InSite," "InSite Vision" or the "Company") is developing genetically-based tools for the diagnosis and prognosis of glaucoma, ophthalmic pharmaceutical products based on its proprietary DuraSite(R) eyedrop-based drug delivery technology, and therapeutic platforms for the delivery of drugs to the retina.

        The Company is collaborating with academic researchers to develop new diagnostic and prognostic tools for primary congenital, juvenile and primary open angle glaucomas. Primary congenital glaucoma is an inherited eye disorder and is one of the leading causes of blindness and visual impairment affecting infants. A gene-based diagnostic kit may allow early detection of the disease before considerable irreversible damage has occurred and may improve the ability to treat it successfully. Primary open angle glaucoma usually affects people over the age of forty. Current glaucoma tests are generally unable to detect the disease before substantial damage to the optic nerve has occurred. Gene-based tests may make it possible to identify patients at risk and initiate treatment before permanent optic nerve damage and vision loss occurs.

        The DuraSite delivery system is a patented eyedrop formulation comprising a cross-linked carboxyl-containing polymer which incorporates the drug to be delivered to the eye. The formulation is instilled in the cul-de-sac of the eye as a small volume eyedrop. DuraSite can be customized to deliver a wide variety of potential drug candidates with a broad range of molecular weights and other properties. The DuraSite formulation remains in the eye for up to several hours during which time the active drug ingredient is gradually released. DuraSite extends the residence time of the drug due to a combination of mucoadhesion, surface tension and viscosity. Eyedrops delivered in the DuraSite system contrast to conventional eyedrops which typically only last in the eye a few minutes, thus requiring delivery of a highly concentrated burst of drug and frequent administration to sustain therapeutic levels. The increased residence time for DuraSite is designed to permit lower concentrations of a drug to be administered over a longer period of time, thereby minimizing the inconvenience of frequent dosing and reducing the potential related adverse side effects.

        The Company has also licensed a patented device for the controlled, non-surgical delivery of ophthalmic drugs to the retina and other tissues in the posterior (rear) chamber of the eye. The device has a needle with an adjustable collar that limits its depth of penetration and is attached to a curved neck to facilitate use. It is inserted above the eyeball and beneath the upper eyelid by the ophthalmologist and reaches around the globe to the back of the eye. A metering pump regulates the amount of drug to be delivered. The combination of this device technology with polymer based drug platforms may permit long term delivery of therapeutic agents to treat retinal disease.

        The Company is focusing its research and development on (i) ISV-205 for the treatment of inflammation and the prevention and treatment of glaucoma, (ii) ISV-900 for prognosis and diagnosis of glaucoma, (iii) ISV-208, a glaucoma treatment product which is being developed in partnership with B&L, (iv) ISV-611 for allergic conjunctivitis, (v) ISV-120 for prevention of pterygium recurrence, and (vi) retinal drug delivery. The Company does not expect in the foreseeable future to file a New Drug Application ("NDA") for MethaSite(TM) or PilaSite(R) with the U.S. Food and Drug Administration, ("FDA").

        Other than a small amount of royalties from the sale of products using the Company's technology, to date InSite Vision has not received any revenues from the sale of products. The Company has been unprofitable since its inception and expects to continue to incur substantial losses for at least the next several years, due to continuing research and development efforts, including preclinical studies, clinical trials and manufacturing of its product candidates. The



                                     8 of 16

Company has financed its research and development activities and operations primarily through private and public offerings of its equity securities and, to a lesser extent, from collaborative agreements.

        During July 1996, the Company entered into agreements with Bausch & Lomb Incorporated (B&L) which provide, among other things, for:

        B&L to manufacture InSite product candidates at B&L's facility in Tampa, Florida using equipment owned by InSite, and for B&L and InSite to share the cost of certain leasehold improvements in connection with the installation and operation of the equipment;

        A collaboration between the Company and B&L to develop and sell a new DuraSite based eyedrop formulation; and

        A $2 million equity investment by B&L in the Company, which was received in August 1997 and 1996.

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

        As of September 30, 1997, the Company's accumulated deficit was approximately $74 million. There can be no assurance that InSite Vision will achieve either significant revenues from product sales or profitable operations.

RESULTS OF OPERATIONS

        The Company earned royalty revenues of $11,000 and $7,000 in the third quarter of 1997 and 1996, respectively, and $40,000 and $34,000 during the nine months ended September 30, 1997 and 1996, respectively, from sales of AquaSite(R) by CIBA Vision. To date, the Company has not relied on royalty revenues to fund its activities. The Company does not expect to receive significant product revenue or royalties for several years, if at all. The third quarter 1996 results included a $500,000 license fee from B&L for an exclusive worldwide royalty-bearing license to manufacture and market PilaSite.

        Research and development expenses increased 50% in the third quarter of 1997 to $1.9 million from $1.3 million in the third quarter of 1996 with a 33% increase to $5.4 million from $4.1 million during the nine months ended September 30, 1997 and 1996, respectively. These increases were due primarily to expenditures related to the development of ISV-208, ISV-900, acquisition of the retinal drug delivery device, and an increase in research and development personnel, to 37 as of September 30, 1997 from 34 as of September 30, 1996 (36 as of December 31, 1996).

        General and administrative expenses increased $2,000 during the third quarter of 1997 to $702,000 from $700,000 during the third quarter of 1996 with a 10% increase to $2.4 million for the nine months ended September 30, 1997 from $2.2 million in the comparable 1996 period. This increase was primarily due to the cost of replacing outside contractors with employees in the area of accounting and finance.

        The Company incurred net losses applicable to common stockholders of $3.6 million and $1.3 million for the three month periods ended September 30, 1997 and 1996, respectively, resulting in net losses of $8.6 million and $6.8 million for the first nine months of 1997 and 1996, respectively. These increases in net losses during 1997 were due primarily to the non-cash preferred dividends on the Series A Preferred Stock of $1.1 million and the increase in research and development expenses. The Company expects to incur substantial additional losses over the next several years. These losses are expected to fluctuate from period to period based primarily on the level of the Company's product development and clinical activities.

LIQUIDITY AND CAPITAL RESOURCES

        Through 1995, InSite Vision financed its operations primarily through private placements of preferred stock totaling approximately $32 million and an October 1993 public offering of Common Stock, which resulted in net proceeds of approximately $30 million. After 1995, the Company financed its operations primarily through a January 1996 private placement of Common Stock and warrants resulting in net proceeds of approximately $4.7 million and an April 1996



                                     9 of 16
public offering which raised net proceeds of approximately $8.1 million. In accordance with a July 1996 agreement between the Company and B&L, the Company received a total of $2.0 million from the sale of Common Stock in August 1996 and 1997. In September 1997, the Company completed a $7.0 million private placement of 7,000 shares of convertible Series A Preferred Stock for which net proceeds were approximately $6.5 million.

        At September 30, 1997, the Company had cash and cash equivalents totaling $11 million compared to $10.5 million as of December 31, 1996. It is the Company's policy to invest these funds in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt.

        For the nine months ended September 30, 1997 and 1996, expenditures for operating activities and additions to capital equipment were $7.1 million and $5.9 million, respectively. Of those amounts, $689,000 and $90,000 were for additions to laboratory and other property and equipment in 1997 and 1996, respectively. $645,000 of the additional expenditures in 1997 related to the Company's portion of improvements at B&L's facilities in Tampa, Florida. During the nine months ended September 30, 1997, the Company wrote-off its fully depreciated assets. This resulted in a decrease in both property and equipment and accumulated depreciation of $3.3 million, with no change in net fixed assets.

        The Company's future capital expenditures and requirements will depend on numerous factors, including the progress of its research and development programs and preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing collaborative and licensing relationships, the ability of the Company to establish additional collaborative arrangements, acquisition of new businesses, products and technologies, the completion of commercialization activities and arrangements, and the purchase of additional property and equipment.

        The Company anticipates no material capital expenditures to be incurred for environmental compliance in fiscal year 1997. Based on the Company's good environmental compliance record to date, and its current compliance with applicable environmental laws and regulations, environmental compliance is not expected to have a material adverse effect on the Company's operations.

        The Company believes that its cash and cash equivalents will be sufficient to meet its operating expenses and cash requirements until at least October 1998. The Company expects to incur substantial additional development costs prior to reaching profitability. As a result, InSite Vision will require substantial additional funds and the Company may seek private or public equity investments, future collaborative agreements, and possibly research funding to meet such needs. Even if the Company does not have an immediate need for additional cash, it may seek access to the private or public equity markets if and when it believes conditions are favorable. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, or at all.

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



                                    10 of 16

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

        The Company believes that its existing cash and cash equivalents will be sufficient to finance its working capital and capital expenditure requirements through the third quarter of 1998.

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE FINANCIAL RESULTS

        The Company has incurred significant operating losses since its inception in 1986 and it expects to continue to incur significant operating losses for at least the next several years. As of September 30, 1997, the Company's accumulated deficit was approximately $74 million. The amount of net losses and the time required by the Company to reach profitability are uncertain. The Company's ability to achieve profitability depends upon its ability, alone or with others, to complete successful development of its potential products, conduct clinical trials, obtain required regulatory approvals and successfully manufacture and market its products. There can be no assurance that the Company will ever achieve significant revenue or profitability.

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

        To date, the Company has entered into agreements with CIBA Vision for co-exclusive rights with the Company in the U.S. to manufacture and market AquaSite, ToPreSite(TM) and ISV-205 for certain non-glaucoma-related indications. Of these, only AquaSite, an OTC product for which regulatory approval is not required, has been marketed. CIBA Vision has assumed all subsequent product development, clinical and regulatory responsibility for ToPreSite. CIBA Vision has no obligation to fund the further development of ISV-205.

        In July 1996, the Company entered into agreements with B&L pursuant to which: (i) B&L has agreed to manufacture InSite product candidates at B&L's facility in Tampa, Florida using equipment owned by InSite; (ii) B&L and InSite have agreed to collaborate to develop and sell a new DuraSite based eyedrop formulation; and (iii) B&L agreed to make a $2 million equity investment in the Company.

        There can be no assurance that, even if regulatory approvals are obtained, the Company's products will be successfully marketed, or that the Company will be able to conclude arrangements with other companies to support the commercialization of such products on acceptable terms, if at all.



                                    11 of 16

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

RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS

        The Company may, at any time in the future, pursue acquisitions of complementary companies, product lines, technologies or businesses. In the event that such an acquisition does occur, there can be no assurance as to the effect thereof on the Company's business, financial condition and operating results. Future acquisitions by the Company may result in substantial dilution to the Company's stockholders, the incurrance by the Company of additional debt and amortization expenses related to goodwill, research and development and other intangible assets, which could materially



                                    12 of 16
adversely affect the Company's business, financial condition and results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the employees, operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct experience and the potential loss of key employees of the acquired company.

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



                                    13 of 16

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

UNCERTAINTY OF PRODUCT PRICING, REIMBURSEMENT AND RELATED MATTERS

        The Company's business may be materially adversely affected by the continuing efforts of governmental and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets the pricing or profitability of health care products is subject to government control. In the U.S., there have been, and the Company expects there will continue to be, a number of federal and state proposals to implement similar government control. While the Company cannot predict whether any such legislative or regulatory proposals or reforms will be adopted, the announcement of such proposals or reforms could have a material adverse effect on the Company's ability to


                                    14 of 16
raise capital or form collaborations, and the adoption of such proposals or reforms could have a material adverse effect on the Company's business, financial condition or results of operations.

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

CONTROL BY MANAGEMENT AND EXISTING STOCKHOLDERS

        As of September 30, 1997, the Company's management and principal stockholders in the aggregate owned beneficially approximately 23% of the Company's outstanding shares of Common Stock. As a result, these stockholders, acting together, would be able to effectively control most matters requiring approval by the stockholders of the Company, including the election of a majority of the directors and the approval or disapproval of business combinations.

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

ANTI-TAKEOVER EFFECT OF DELAWARE LAW AND CERTAIN CHARTER AND BYLAWS PROVISIONS

        Certain provisions of the Company's Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock 7,070 of which have been designated as Series A Convertible Preferred Stock, and to determine the price, rights, preferences, privileges and restrictions of the remaining unissued shares of Preferred Stock without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Certain provisions of Delaware law applicable to the Company could also delay or make more difficult a merger, tender offer or proxy contest involving the Company, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met.



                                    15 of 16

PART II  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)      Exhibits

        27    Financial Data Schedule


b)      Reports on Form 8-K

        No Reports on Form 8-K were filed in the quarter ended September 30, 1997.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      INSITE VISION INCORPORATED




Dated:  November 7, 1997          by: /s/   S. Kumar Chandrasekaran
                                      -----------------------------------------
                                      S. Kumar Chandrasekaran, Ph.D.
                                      Chairman of the Board
                                      and Chief Executive Officer
                                      (on behalf of the registrant and as Chief
                                      Executive Officer)






                                    16 of 16