Form 10-K
period 1997-12-31
INSITE VISION INC
filed 1998-02-06
CIK 802724

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997
                                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to
         ________

                        Commission file number 0 - 22332

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

                          Common Stock, $.01 Par Value

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the registrant as of January 30, 1998: $34,227,080 (based upon the closing sale price of the Common Stock on January 30, 1998). Number of shares of Common Stock, $.01 par value, outstanding as of January 30, 1998:
14,411,402.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Designated portions of the following document are incorporated by reference into this Report on Form 10-K where indicated: portions of the Proxy Statement for the registrant's 1998 Annual Meeting of Stockholders which is estimated to be held on or about June 8, 1998 are incorporated by reference into
Part III.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS


                                                                                                   Page
                                                                                                   ----
PART I
          Item 1.   Business.......................................................................  1
          Item 2.   Properties..................................................................... 20
          Item 3.   Legal Proceedings.............................................................. 20
          Item 4.   Submission of Matters to a Vote of Security Holders............................ 20

PART II
          Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.......... 20
          Item 6.   Selected Financial Data........................................................ 22
          Item 7.   Management's Discussion and Analysis of Financial Condition and Results
                    of Operations.................................................................. 23
          Item 8.   Financial Statements and Supplementary Data.................................... 26
          Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
                    Disclosure..................................................................... 39

PART III
          Item 10   Directors and Executive Officers of the Registrant............................. 39
          Item 11.  Executive Compensation......................................................... 39
          Item 12.  Security Ownership of Certain Beneficial Owners and Management................. 39
          Item 13.  Certain Relationships and Related Transactions................................. 39

PART IV
          Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K............... 39

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


                                   THE COMPANY

         InSite Vision Incorporated ("InSite," "InSite Vision" or the "Company") is developing three technology platforms in the field of ophthalmology: (1) genetically-based tools for the diagnosis and prognosis of glaucoma; (2) ophthalmic pharmaceutical products based on the Company's proprietary DuraSite(R) eyedrop-based drug delivery technology; and (3) a delivery system for the administration of drugs to the retina and the posterior chamber of the eye.

         Glaucoma Genetics. The Company's glaucoma genetics program, which is being carried out in collaboration with academic researchers, is focused on discovering genes that are associated with glaucoma, and the mutations on these genes that cause the disease. This genetic information then may be applied to develop new glaucoma diagnostic and prognostic tools. To date, the Company's academic collaborators have identified genes associated with primary open-angle glaucoma (the most prevalent form of the disease in adults), juvenile glaucoma and primary congenital glaucoma. A prototype diagnostic/prognostic technology, ISV-900, which is capable of identifying multiple glaucoma genetic markers from a single sample, has been developed and the Company is discussing its commercialization with several potential partners. The Company's academic collaborators for its glaucoma genetics program are at the University of California, San Francisco ("UCSF"), at the University of Connecticut Health Center ("UCHC") and other institutions in the U.S. and Europe.

         DuraSite-Based Product and Candidates. The DuraSite delivery system is a patented eyedrop formulation comprising a cross-linked carboxyl-containing polymer which incorporates the drug to be delivered to the eye. The formulation is instilled in the cul-de-sac of the eye as a small volume eyedrop and remains in the eye for up to several hours during which time the active drug ingredient is gradually released. This increased residence time is designed to permit lower concentrations of a drug to be administered over a longer period of time, thereby minimizing the inconvenience of frequent dosing and reducing potential related adverse side effects. Eyedrops delivered in the DuraSite system contrast to conventional eyedrops which typically only last a few minutes in the eye, thus requiring delivery of a highly concentrated burst of drug and frequent administration to sustain therapeutic levels. DuraSite can be customized to deliver a variety of compounds with a broad range of molecular weights and other properties.

         The first product utilizing the DuraSite technology, AquaSite(R) dry eye treatment, was launched as an over-the-counter ("OTC") medication in 1992 by CIBA Vision Ophthalmics ("CIBA Vision"), to which the Company has licensed certain co-exclusive rights. Four DuraSite-based product candidates are in Phase I or Phase II clinical testing and others are in preclinical testing. In connection with its DuraSite development efforts, the Company has established collaborations with Pharmacia & Upjohn, Inc. ("P&U") and British Biotechnology Pharmaceuticals, Inc. ("British Biotech"), among others and has licensed marketing rights to certain DuraSite-based product candidates to CIBA Vision and Bausch & Lomb Incorporated ("B&L"). The Company is currently in discussions with potential partners to out-license other product candidates.

         Due to the rapid development of the glaucoma genetics program, during 1997 the Company elected to utilize additional resources in this area rather than continue to employ substantially all of its resources toward the development of its DuraSite-based product candidates. Accordingly, the Company has deferred further development of its BetaSite(R), PilaSite(R) and MethaSite(TM) product candidates.

         Retinal Delivery System. The Company's third technology platform comprises a patented device for the controlled, non-surgical delivery of ophthalmic drugs to the retina and other tissues in the posterior chamber (rear) of the eye. The device, ISV-014, is designed to be inserted by the ophthalmologist above the globe of the eye and beneath the upper eyelid, extending around the globe to the back of the eye. Its features include an adjustable collar that controls the depth of penetration, a curved neck to fit around the globe, a metering pump to regulate the amount of drug to be delivered and fiberoptics to guide placement. The combination of this device technology with polymer-based drug platforms may permit long term delivery of therapeutic agents to treat several retinal diseases, most of which cannot be treated at the present time. During 1997, the Company signed an exclusive license agreement with the University of Rochester ("U. Roch.") to commercialize the cannular delivery device.

         Business Strategy. The Company's business strategy is to license promising product candidates and technologies from academic institutions and other companies, to conduct preclinical and limited clinical testing, if necessary, and to partner with pharmaceutical companies to complete clinical development and regulatory filings as needed and to market its products. The Company also has internally developed DuraSite-based product candidates using either non-proprietary drugs or compounds developed by others for non-ophthalmic indications. As with in-licensed product candidates, the Company either has or plans to partner with pharmaceutical companies to complete clinical development and commercialization of its own product candidates.


OPHTHALMIC PHARMACEUTICAL MARKET

         In 1997, the market for ophthalmic prescription pharmaceuticals in the U.S. was approximately $1.3 billion. The principal categories of ophthalmic drugs are glaucoma treatments ($556 million), anti-biotics ($221 million), anti-allergic ($186 million), and anti-viral ($160 million) products.
However many eye conditions, including those that involve damage to the retina, are untreated at present. For example, macular degeneration, which affects 10 million or more people in the U.S., and diabetic retinopathy, a frequent complication of diabetes, have no effective drug treatments and surgical interventions for these diseases carry risks of significant side effects.

         Glaucoma is the leading cause of preventable blindness in the U.S., affecting 2 to 3 million people. The prevalence of the disease in first-degree relatives of affected patients has been documented to be as high as 7 to 10 times that of the general population. Glaucoma also may occur as a complication of conditions such as diabetes, or as a result of extended steroid use.

         The prevalence of eye disease is ten times greater in persons over the age of 65 than under age 65, and the U.S. Census Bureau projects that the U.S. population over age 65 will increase from 34 million in 1997 to approximately 69 million by the year 2030. This aging of the population in the U.S. and other developed countries is a significant factor which the Company believes will contribute to increased demand for new ophthalmic products.

         In addition to changing demographics, the Company believes that recent improvements in medical technology, such as increasingly sophisticated diagnostic techniques, will allow identification of ocular diseases at an earlier stage, enabling more effective treatments and expanding the range of treatment regimens available to the ophthalmologist. Further, the Company believes that the recent emergence of new laser-based procedures to correct certain vision problems may substantially increase the need for comfortable, extended-release drug therapy during the post-surgical ocular healing process.

PRODUCTS AND PRODUCT CANDIDATES

         The following table summarizes the current status of the Company's principal products and product candidates. A more detailed description of each product and product candidate follows the table. There can be no assurance that any of the listed products or product candidates will progress beyond its current state of development, receive necessary regulatory approval or be successfully marketed.


                         PRODUCTS AND PRODUCT CANDIDATES


                                                                ANTICIPATED
          PRODUCT                   INDICATIONS                   BENEFITS                    STATUS(1)
          -------                   -----------                   --------                    ---------
      GLAUCOMA GENETICS

         ISV - 900             Glaucoma prognostic/    Detect disease susceptibility    Pre-commercialization
                                    diagnostic                                                   (2)

 GLAUCOMA PRODUCT CANDIDATES

         ISV - 205              Steroid-induced IOP        Treat/prevent disease               Phase I
                                elevation, glaucoma             progression

         ISV - 208                   Glaucoma             Once daily product with              Phase I
                                                              improved comfort

 OTHER TOPICAL PRODUCT AND
     PRODUCT CANDIDATES

          AquaSite                    Dry eye           Reduced dosing frequency and        Marketed (OTC)
                                                        extended duration of action

         ISV - 611            Allergic conjunctivitis   Improved safety and efficacy           Phase II

         ISV - 120             Pterygium recurrence       No satisfactory existing             Phase II
                                    prevention                    therapy

         ISV - 205               Inflammation and         Reduced dosing frequency           Preclinical
                                     analgesia

         ToPreSite(TM)            Inflammation and        Reduced dosing frequency           Preclinical
                                     infection

 RETINAL DEVICE AND PRODUCT

         ISV - 014             Retinal drug delivery      Non-surgical delivery of             Research
                                      device                drugs to the retina

         ISV - 600             Diabetic retinopathy,    No satisfactory existing drug           Research
                                 Cataract, Macular                therapy
                                   degeneration

1) All products except ISV-900, AquaSite and ISV-014 are expected to be prescription pharmaceuticals. As denoted in the table, "Preclinical" indicates that a specific compound is being tested in preclinical studies in preparation for filing an investigational new drug application ("IND"). For a description of preclinical trials, IND, Phase I, Phase II and Phase III clinical trials and NDA, see "---Government Regulation."

2) A prototype diagnostic/prognostic technology has been developed and the Company is discussing its commercialization with several potential partners.

GLAUCOMA GENETICS

         Glaucoma is the leading cause of preventable blindness in the U.S., affecting an estimated 2 to 3 million people. Glaucoma-related pharmaceutical sales were approximately $550 million in the U.S. in 1997. The most prevalent form of glaucoma in adults is primary open-angle glaucoma. Other forms of the disease include primary congenital glaucoma, a leading cause of blindness in infants, and juvenile glaucoma which affects children and young adults.

         Often called the "silent thief of sight" because of its lack of symptoms, glaucoma is believed to result when the flow of fluid through the eye is impaired. This may lead to elevated intraocular pressure (IOP"), which increases pressure on the optic nerve and can cause irreversible vision loss if left untreated.

          ISV-900. There is accumulating evidence that genetic predisposition is a major factor in the development of several forms of glaucoma. (Recent data has indicated the prevalence of primary open-angle glaucoma (POAG) in first-degree relatives of affected patients to be as high as 7 to 10 times that of the general population.) In January 1997, the journal SCIENCE published a paper authored by, among others, the Company's collaborators at UCSF, which described a gene associated with primary open-angle glaucoma and juvenile glaucoma. In April 1997, a publication in the journal HUMAN MOLECULAR GENETICS authored by the Company's collaborators at UCHC reported the identification of a gene responsible for primary congenital glaucoma.

         Current glaucoma tests are generally unable to detect the disease before substantial damage to the optic nerve has occurred. Gene-based tests may make it possible to identify patients at risk and initiate treatment before permanent optic nerve damage and vision loss occurs. The Company's ISV-900 program is intended to discover the appropriate genetic markers for certain forms of glaucoma and to incorporate those markers into prognostic and diagnostic tests.

         In August 1997, the Company exercised its option to obtain an exclusive worldwide license from UCHC for the rights to commercialize research related to genetic mutations associated with primary congenital glaucoma. In November 1994, the Company obtained an exclusive worldwide license from the Regents of the University of California (UC Regents) for a gene and associated mutations that cause open angle glaucoma. Through these collaborations, scientists at both institutions are evaluating the potential use of several gene sequences to develop genetic markers which may identify individuals susceptible to developing glaucoma.

GLAUCOMA CANDIDATES

         ISV-205. InSite Vision's ISV-205 product candidate contains the drug diclofenac formulated in the DuraSite sustained-release delivery vehicle. Diclofenac is a non-steroidal anti-inflammatory drug ("NSAID") currently used to treat ocular inflammation. Co-exclusive rights, in the U.S., to develop, manufacture, use and sell ISV-205 to treat inflammation and infection or analgesia, were licensed to CIBA Vision in May 1996. At higher concentrations than currently prescribed, NSAIDs can block steroid-induced IOP elevation by inhibiting the production of a protein (the "55/66 kDa protein") that appears to affect the fluid balance in the eye. The ISV-205 product candidate contains concentrations of diclofenac which have been shown in cell and organ culture systems to inhibit the production of 55/66 kDa protein.

         A Phase I study was completed in 1997 which evaluated the safety of concentrations as high as 0.6% diclofenac. The initial indication to be studied is expected to be the prevention of IOP elevation following steroid use. Other potential indications may include glaucoma prevention, analgesia and other anti-inflammatory indications.

         ISV-208. During 1996, the Company entered into an agreement with B&L to develop a DuraSite-based formulation of an ophthalmic beta-blocker for the once-daily treatment of elevated IOP associated with glaucoma and ocular hypertension. Under the terms of the agreement, B&L obtained worldwide exclusive rights to manufacture, use and sell the new formulation. Phase III clinical trials of ISV-208 are scheduled to begin in 1998.

OTHER TOPICAL PRODUCT AND PRODUCT CANDIDATES

         AquaSite. The first product utilizing InSite's DuraSite technology was introduced to the OTC market in the U.S. in October 1992 by CIBA Vision. The Company receives a royalty on sales of AquaSite by CIBA Vision. The product contains the DuraSite formulation and demulcents for the symptomatic treatment of dry eye. Dry eye is an extremely common condition frequently associated with adverse environmental conditions such as heat and dryness. The post-menopausal state in women is the most frequent underlying medically related cause of the condition. In addition, some patients with rheumatoid arthritis and Sjogren's syndrome are severely afflicted. Dry eye products are designed to augment diminished natural tear production and to lubricate and protect the ocular surface. AquaSite is designed to have a longer ocular residence time than currently available artificial tear products. The dry eye market is highly fragmented and characterized by numerous products, many of which have relatively small market share.

         ISV-611 is an ophthalmic formulation of lexipafant which the Company is evaluating as a potential alternative for treatment of allergic conjunctivitis. Lexipafant is an antagonist of platelet activating factor, a substance known to be involved in a variety of acute and chronic inflammatory and ischemic diseases. The Company obtains lexipafant through a 1993 collaborative agreement with British Biotech, developer of the substance. British Biotech is conducting Phase III clinical testing of lexipafant for pancreatitis. In March 1997, the Company announced the completion of a Phase I study which indicated that ISV-611 was safe and well-tolerated in concentrations up to 0.1%. Based on these results and preclinical evaluations, the Company initiated a Phase II study in January 1998. See "Risk Factors - Dependence on Third Parties."

         ISV-120 is a DuraSite-based ophthalmic formulation of batimastat which the Company is evaluating for its potential in preventing the recurrence of pterygium, a vascular overgrowth which occurs on the front of the eye and may impair vision. In August 1997, the Company began a Phase II trial which will evaluate the safety and preliminary efficacy of a three-month course of treatment with ISV-120 following surgical removal of pterygia. Patients will be followed for one year after surgery. The Company obtains batimastat through a 1992 agreement with British Biotech, which in December 1996 advised the Company that it had discontinued development and manufacturing of this product. See "Risk Factors - Dependence on Third Parties."

         ToPreSite is a compound containing the antibiotic tobramycin and the steroid prednisolone acetate, for use when both infection and inflammation are present in the eye. In May 1996, the Company entered into a licensing agreement with CIBA Vision which grants CIBA Vision the co-exclusive right to manufacture, use and sell ToPreSite in the U.S.


RETINAL DEVICE AND PRODUCT

         Ophthalmic conditions that involve retinal damage include macular degeneration, which affects 10 million or more people in the U.S., and diabetic retinopathy, a common side effect of diabetes. Approximately 9 million people in the U.S. are diabetics. Both macular degeneration and diabetic retinopathy can lead to irreversible vision loss and blindness. Current treatment of retinal diseases may generally involve surgery and laser treatments which can lead to loss of vision, retinal detachment and infection. There is no effective drug therapy for these conditions.

         ISV-014 is a patented device for the controlled, non-surgical delivery of ophthalmic drugs to the back of the globe for drug delivery to the posterior chamber (rear) of the eye. The Company licensed the technology from U. Roch. The device has a needle with an adjustable collar that limits its depth of penetration, attached to a curved neck. It is inserted above the eyeball and beneath the upper eyelid by the ophthalmologist and reaches around the globe to the back of the eye. A metering pump regulates the amount of drug to be delivered and fiberoptics guide placement.

         ISV-600 is an ophthalmic formulation of tirilazad mesylate, which the Company is evaluating in preclinical studies for its potential to treat various retinal ischemic diseases. Tirilazad mesylate is a potent lipid peroxidation inhibitor/free radical scavenger which may protect the retina from ischemic damages caused by certain pathological conditions such as macular degeneration or diabetic retinopathy.


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

         CIBA Vision Ophthalmics (CIBA Vision). The Company has entered into license agreements with CIBA Vision (the "CIBA Vision Agreements"), pursuant to which the Company granted CIBA Vision a co-exclusive license to manufacture, have manufactured, use and sell fluorometholone and tear replenishment products utilizing the DuraSite technology in the U.S. and Canada, ToPreSite, a product candidate for ocular inflammation/infection, and ISV-205 for non-glaucoma indications.

         Bausch and Lomb. In July 1996, the Company entered into a license agreement ("the B&L Agreement") with B&L whereby InSite granted B&L an exclusive worldwide royalty bearing license to make, use and sell PilaSite and ISV-208. B&L paid InSite an up-front license fee of $500,000 and is obligated to pay royalties on net sales of the licensed products. In addition, B&L made a $2.0 million investment in the Company, is sharing the cost of developing ISV-208 and agreed to manufacture other InSite products, on behalf of InSite.

         Pharmacia & Upjohn. InSite has an agreement with P&U (the "P&U Agreement") pursuant to which P&U granted InSite an option, exercisable until December 31, 1998, to obtain an exclusive, worldwide license of certain rights with respect to the active ingredient in the Company's ISV-600 candidate.

         British Biotech. In November 1992, InSite entered into a collaboration agreement with British Biotech (the "ISV-120 Agreement"), pursuant to which British Biotech has granted InSite the right to conduct, at InSite's own expense, preclinical and clinical trials on British Biotech's batimastat compound and the exclusive option to initiate negotiations with British Biotech to pursue further development of ISV-120. In December 1996 British Biotech advised the Company that it had discontinued its development and manufacturing of this product. Subject to certain rights of early termination, the ISV-120 Agreement will continue until the earlier of a specified period following completion of InSite's last human clinical trial on the compound or June 30, 1998.

         In April 1993, InSite and British Biotech entered into a collaboration agreement with respect to another British Biotech compound (the "ISV-611 Agreement") on terms substantially similar to the ISV-120 Agreement

         UC Regents. In March 1993, the Company entered into an exclusive license agreement with the UC Regents for the development of ISV-205 and, in August 1994, the parties entered into another exclusive license agreement for the use of a nucleic acid sequence that codes for a protein associated with glaucoma. Under both agreements, the Company paid initial licensing fees and will make royalty payments to the UC Regents on future product sales, if any.

         University of Connecticut Health Center ("UCHC"). In August 1997 the Company exercised its option to obtain an exclusive worldwide license from UCHC for diagnostic uses of the newly discovered gene for primary congenital glaucoma. The Company also has an option for a worldwide exclusive license to commercialize technologies related to certain research UCHC is conducting in the area of Adult-Onset

Primary Open Angle Glaucoma. Under the agreements, the Company will pay a licensing fee and will make royalty payments on future product sales, if any.

         University of Rochester. In August 1997, the Company entered into an exclusive license agreement with U. Roch. to commercialize technologies related to an intraretinal delivery device. Under the agreement, the Company paid an initial licensing fee and will pay royalties to U. Roch. on future sales of licensed products, if any.

         Columbia Laboratories, Inc. In February 1992, InSite entered into a cross-license agreement (the "Columbia Agreement") with Columbia Laboratories, Inc. ("Columbia"), pursuant to which Columbia granted InSite a perpetual, exclusive, irrevocable, royalty-free license to a polymer technology upon which DuraSite is based. This license permits InSite to make, use and sell products using such polymer technology for non-veterinary ophthalmic indications in the OTC and prescription market in North America and East Asia (the "Columbia Territory"), and in the prescription market in countries outside the Columbia Territory. In exchange, InSite granted Columbia a perpetual, exclusive, irrevocable, royalty-free license, with the right to sublicense, to use certain DuraSite technology in the OTC market outside the Columbia Territory. In addition, InSite also granted Columbia a perpetual, exclusive, irrevocable, worldwide license to certain DuraSite technology in the veterinary field. Under certain circumstances, certain of the licenses in the Columbia Agreement become non-exclusive. Subject to certain rights of early termination, the Columbia Agreement continues in effect until the later of January 2002 or expiration of all patents covered by the DuraSite technology to which Columbia has certain rights.

         Other. As part of InSite's basic strategy, InSite continually discusses entering into agreements with other companies, universities and research institutions concerning the licensing of additional therapeutic agents and drug delivery technologies to complement and expand InSite's family of proprietary ophthalmic products. InSite intends to continue exploring licensing and collaborative opportunities.


PATENTS AND PROPRIETARY RIGHTS

         Patents and other proprietary rights are important to the Company's business. The Company's policy is to file patent applications seeking to protect technology, inventions and improvements to its inventions that are considered important to the development of its business. Additionally, the Company's policy is to assist the UC Regents and UCHC in filing patent applications seeking to protect inventions which are the subject of the Company's agreements with those institutions. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. InSite's DuraSite drug delivery products are made under patents and applications, including four U.S. patents, owned by Columbia and exclusively licensed to InSite in the field of human ophthalmic applications. See " -- Collaborative and Licensing Agreements." In addition, the Company has filed a number of patent applications in the U.S. relating to the Company's DuraSite technology, as well as foreign versions of certain of these applications in many countries. Of these applications, four U.S. patents have been issued. In addition, the Company has obtained two U.S. patents on its unit dose dispenser. The Company has received six additional U.S. patents directed toward certain uses of lazaroids in topical ophthalmic applications. Of the patent applications licensed from the UC Regents, three patents have issued. Several other patent applications by the Company and by the UC Regents and UCHC relating to the foregoing and other aspects of the Company's business and potential business are also pending.

         The patent positions of pharmaceutical companies, including InSite, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, the Company does not know whether any of its pending patent applications will result in the issuance of patents or if any of its patents will provide significant proprietary protection. Since patent applications are maintained in secrecy until patents issue in the U.S. or their foreign counterparts, if any, publish, the Company cannot be certain that it or any licensor was the first to file patent applications for such inventions. Moreover, the Company might have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome were favorable. There can be no assurance that the Company's patents will be held valid or enforceable by a court or that a competitor's technology or product would be found to infringe such patents.

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


RESEARCH AND DEVELOPMENT

         The Company's research and development group at December 31, 1997 numbered 35 people, of whom nine have Ph.D. or D.V.M. degrees. Research and development expenses sponsored by the Company during 1997 were $7.2 million, which is net of $534,000 funded by B&L as part of the 1996 ISV-208 joint development agreement. During 1996 and 1995, research and development expenses were $5.5 million, which is net of $366,000 funded by B&L, and $8.1 million, respectively. See "Business - Collaborative and Licensing Agreements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


MANUFACTURING

         The Company has no experience or facilities for the manufacture of products for commercial processes. Moreover, the Company currently has no intention of developing such experience or implementing such facilities. The Company has a pilot facility, licensed by the State of California, to produce potential products for Phase I and certain Phase II clinical trials. However, as stated above, the Company has no large-scale manufacturing capacity and relies on third parties, such as B&L, for supplies and materials necessary for all of its Phase III clinical trials. For example, the Company and B&L have entered into an agreement to establish facilities capable of manufacturing and supplying certain Phase III clinical supplies and commercial products at the B&L site in Tampa, Florida. If the Company should encounter delays or difficulties in establishing and maintaining its relationship with B&L or other qualified manufacturers to produce, package and distribute its finished products, then clinical trials, regulatory filings, market introduction and subsequent sales of such products would be adversely affected. See "Risk Factors - No Commercial Manufacturing Experience."

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

         CIBA Vision. In 1991, the Company entered into a co-exclusive rights agreement to market the AquaSite product in the U.S. and Canada. Additionally, in May 1996, the Company granted CIBA Vision a co-exclusive U.S. license for ISV-205 for non-glaucoma indications, and co-exclusive marketing rights within the USA to sell and use ToPreSite. InSite Vision's trademark is being used, under license, by CIBA Vision for AquaSite dry eye treatment and the Company's patents are identified on the AquaSite packaging. The Company received a one time licensing fee and is entitled to royalties based on the net sales of the products, if any.

         Bausch and Lomb. In July 1996, the Company entered into an exclusive worldwide royalty bearing license agreement whereby B&L has agreed to market and sell ISV-208. Under the terms of the agreement, the Company is entitled to royalties based on net sales of the products, if any. See "Risk Factors - Marketing and Sales."


COMPETITION

         There are many competitors of the Company in the U.S. and abroad. These companies include ophthalmic-oriented companies that market a broad portfolio of products, as well as large integrated pharmaceutical companies that market a limited number of ophthalmic pharmaceuticals in addition to many other pharmaceuticals. Many of these companies have substantially greater financial, technical, marketing and human resources than those of the Company and may succeed in developing technologies and products that are more effective, safer or more commercially acceptable than any which have been or are being developed by the Company. These competitors may also succeed in obtaining cost advantages, patent protection or other intellectual property rights that would block the Company's ability to develop its potential products, or in obtaining regulatory approval for the commercialization of their products more rapidly or effectively than the Company. The ophthalmic prescription pharmaceutical market in the U.S. is dominated by six companies: Allergan Pharmaceuticals, a division of Allergan, Inc.; Alcon Laboratories, Inc., a division of Nestle Company; Bausch and Lomb; CIBA Vision, a division of Novartis Ltd.; Merck, Sharp & Dohme, a division of Merck & Co., Inc.; and Pharmacia & Upjohn, Inc.

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

         Over the longer term, the Company's (and its partners') ability to successfully market the current product, expand its usage and bring new products to the marketplace will depend on many factors, including the effectiveness and safety of the products, FDA and foreign regulatory agencies' approvals, the degree of patent protection afforded to particular products, and the effect of the advent of managed care as an important purchaser of pharmaceutical products. See "Risk Factors - Competition."

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

         While the FDA currently does not regulate genetic tests it has stated that it has the right to do so, and there can be no assurance that the FDA will not seek to regulate such tests in the future. If the FDA should require that genetic tests receive FDA approval prior to their use there can be no assurance such approval would be received on a timely basis, if at all. The failure to receive such approval could require the Company to develop alternative testing methods, which could result in the delay of such tests reaching the market, if at all. Such a delay could have a materially adverse effect on the Company.

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

         Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulation. The results of the preclinical tests are submitted to the FDA as part of an IND and, unless the FDA objects, the IND will become effective 30 days following its receipt by the FDA.

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

         The Company's advisors are as follows:


                Name                                                       Position
                ----                                                       --------
   Barbara L. Handelin, Ph.D.             Advisor and Consultant on Genetics

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

   Michael Marmor, M. D.                  Professor, Department of Ophthalmology, Stanford University School of
                                          Medicine

   Thai D. Nguyen, Ph.D.                  Assistant Professor, University of California, San Francisco

   Gary D. Novack, Ph.D.                  Founder and President, PharmaLogic Development, Inc.; former Associate
                                          Director for Glaucoma Research at Allergan, Inc.

   Jon R. Polansky, M. D.                 Associate Professor of Ophthalmology, University of California, San
                                          Francisco

   Mansoor Sarfarazi, Ph.D.               Associate Professor, Department of Surgery, University of Connecticut
                                          Health Center

   Roger Vogel, M. D.                     Medical Director


EMPLOYEES

         As of December 31, 1997, the Company employed 48 persons, including 43 full time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good. The Company also utilizes independent consultants to advise the Company in certain areas of its scientific and business operations.

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

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

         The Company will require substantial additional funds to conduct the development and testing of its potential products and to manufacture and market any products that may be developed. The Company's future capital requirements will depend on numerous factors, including the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing collaborative and licensing relationships, the ability of the Company to establish corporate partnerships for the manufacture and marketing of its potential products, and the purchase of additional capital equipment. The Company intends to seek additional funding through public or private equity or debt financings, collaborative or other arrangements, or from other sources. There can be no assurance that additional financing will be available from any of these sources or, if available, that it will be available on acceptable terms. Any failure by the Company to obtain additional funding on acceptable terms, or at all, would have a material adverse effect on the Company's business, financial condition and results of operations. If additional funds are raised by issuing equity securities, significant dilution to existing stockholders may result. If adequate funds are not otherwise available, the Company may be required to delay, scale back or eliminate one or more of its research, discovery or development programs, or to obtain funds through entering into arrangements with collaborators or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products, or to cease operations.

         The Company believes that its cash and cash equivalents will be sufficient to finance its working capital and capital expenditure requirements through 1998.

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE FINANCIAL RESULTS

         The Company has incurred significant operating losses since its inception in 1986 and, as of December 31, 1997, the Company's accumulated deficit was approximately $76.8 million. The amount of net losses and the time required by the Company to reach profitability are uncertain. The Company's ability to achieve profitability depends upon its ability, alone or with others, to complete successful development of its potential products, conduct clinical trials, obtain required regulatory approvals and successfully manufacture and market its products. There can be no assurance that the Company will ever achieve significant revenue or profitability.

DEPENDENCE ON THIRD PARTIES

         In connection with its restructuring in November 1995, the Company elected not to proceed with plans to establish a dedicated sales and marketing organization. Therefore, in order to successfully commercialize its product candidates, the Company will be required to enter into arrangements with one or more companies that will: provide for Phase III clinical testing, commercial scale-up and manufacture of the Company's potential products; obtain or assist the Company in other activities associated with obtaining regulatory approvals for its product candidates; and market and sell the Company's products, if approved.

         To date, the Company has entered into agreements with CIBA Vision for co-exclusive rights with the Company in the U.S. to manufacture and market AquaSite, ToPreSite and ISV-205 for certain non-glaucoma-related indications. Of these, only AquaSite, an OTC product for which regulatory approval is not required, has been marketed. CIBA Vision assumed all subsequent product development, clinical and regulatory responsibility for ToPreSite, but has no obligation to fund the further development of ISV-205.

         In July 1996, the Company entered into agreements with B&L pursuant to which: (i) B&L has agreed to manufacture InSite product candidates at B&L's facility in Tampa, Florida using equipment owned by InSite; B&L and InSite have agreed to share the cost of certain leasehold improvements in connection with the installation and operation of the equipment; (ii) B&L will receive, for a license fee of $500,000, an exclusive worldwide royalty-bearing license to manufacture and market PilaSite; (iii) B&L and InSite have agreed to collaborate to develop and sell a new DuraSite based eyedrop formulation; and

(iv) B&L made a $2 million equity investment in the Company. In connection with this equity investment, the Company has issued an aggregate of 415,655 shares of Common Stock to B&L. The Company has determined it will not proceed with PilaSite at this time.

         There can be no assurance that, even if regulatory approvals are obtained, the Company's products will be successfully marketed, or that the Company will be able to conclude arrangements with other companies to support the commercialization of such products on acceptable terms, if at all.

         The Company's strategy for research, development and commercialization of certain of its products requires the Company to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, and is dependent on the diligent efforts and subsequent success of these outside parties in performing their responsibilities. For example, the Company is dependent upon Columbia for the polymer technology upon which the DuraSite technology is based. Additionally, the Company is dependent upon British
Biotech for the supply of batimastat and lexipafant, the active drugs incorporated into the Company's ISV-120 and ISV-611 product candidates, respectively. British Biotech is conducting clinical testing of lexipafant for non-ophthalmic indications, but it has discontinued clinical testing of batimastat and informed the Company that it will no longer manufacture the product. The Company may have no source of ongoing raw materials for ISV-120 and, in the future, may also lose its source of supply of lexipafant for ISV-611, and its business may be adversely affected. See " -- Collaborative and Licensing Agreements." In addition, there can be no assurance that the Company's collaborators will not take the position that they are free to compete using the Company's technology without compensating or entering into agreements with the Company, or will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including the Company's competitors, as a means for developing treatments for the diseases or disorders targeted by these collaborative programs.

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

RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS

         The Company may, at any time in the future, pursue acquisitions of companies, product lines, technologies or businesses that its management believes are complementary or otherwise beneficial. In the event that such an acquisition does occur, there can be no assurance as to the effect thereof on the Company's business, financial condition and operating results. Future acquisitions by the Company may result in substantial dilution to the Company's stockholders, the incurrence by the Company of additional debt and amortization expenses related to goodwill, research and development and other intangible assets, which could materially adversely affect the Company's business, financial condition and results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the employees, operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct experience and the potential loss of key employees of the acquired company.

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

         Contract manufacturers must adhere to Good Manufacturing Practices ("GMP") regulations strictly enforced by the FDA on an ongoing basis through its facilities inspection program. Contract manufacturing facilities must pass a pre-approval plant inspection before the FDA will approve an NDA. Certain material manufacturing changes that occur after approval are also subject to FDA review and clearance or approval. There can be no assurance that the FDA or other regulatory agencies will approve the process or the facilities by which any of the Company's products may be manufactured. The Company's dependence on third parties for the manufacture of products may adversely affect the Company's ability to develop and deliver products on a timely and competitive basis. Should the Company be required to manufacture products itself, the Company will be required to expend significant amounts of capital to install a manufacturing capability, will be subject to the regulatory requirements described above, will be subject to similar risks regarding delays or difficulties encountered in manufacturing any such products and will require substantial additional capital. There can be no assurance that the Company will be able to manufacture any such products successfully or in a cost-effective manner. In addition, certain of the raw materials the Company uses in formulating its DuraSite drug delivery system are available from only one source. Any significant interruption in the supply of these raw materials could delay the Company's clinical trials, product development or product sales and could have a material adverse effect on the Company's business.

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

         The FDA's policies may change and additional government regulations may be promulgated which could prevent or delay regulatory approval of the Company's potential products. Moreover, increased attention to the containment of health care costs in the U.S. could result in new government regulations which could have a material adverse effect on the Company's business. The Company is unable to predict the likelihood of adverse governmental regulation which might arise from future legislative or administrative action, either in the U.S. or abroad. See "Risk Factors -- Uncertainty of Product Pricing, Reimbursement and Related Matters."

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

MARKETING AND SALES

         The Company plans to market and sell its products through arrangements with one or more companies with expertise in the ophthalmic drug or diagnostic industries. There can be no assurance that the Company will be able to enter into such arrangements on acceptable terms, if at all. If the Company is not successful in concluding such arrangements, it may be required to establish its own sales and marketing organization, although the Company has no experience in sales, marketing or distribution. There can be no assurance that the Company will be able to build such a marketing staff or sales force, or that the Company's sales and marketing efforts will be cost-effective or successful. To the extent the Company has entered into or enters into co-marketing, co-promotion or other licensing arrangements for the marketing and sale of its products, any revenues received by the Company will be dependent on the efforts of third parties (such as CIBA Vision and B&L), and there can be no assurance that such efforts will be successful.

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

CONTROL BY MANAGEMENT AND EXISTING STOCKHOLDERS

         As of December 31, 1997, the Company's management and principal stockholders in the aggregate owned beneficially approximately 22% of the Company's outstanding shares of Common Stock. As a result, these stockholders, acting together, would be able to effectively control most matters requiring approval by the stockholders of the Company, including the election of a majority of the directors and the approval or disapproval of business combinations.

VOLATILITY OF STOCK PRICE; NO DIVIDENDS

         The market prices for securities of biopharmaceutical and biotechnology companies (including the Company) have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements concerning the Company, its competitors or other biopharmaceutical companies including the results of testing and clinical trials, technological innovations or new therapeutic products, governmental regulation, developments in patent or other proprietary rights, litigation or public concern as to the safety of products developed by the Company or others and general market conditions may have a significant effect on the market price of the Common Stock. The Company has not paid any cash dividends on its Common Stock and does not anticipate paying any dividends in the foreseeable future.

ANTI-TAKEOVER EFFECT OF DELAWARE LAW AND CERTAIN CHARTER AND BYLAWS PROVISIONS

         Certain provisions of the Company's Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. The Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock, 7,070 of which have been designated as Series A Convertible Preferred Stock. Furthermore, the Company's Board of Directors has the authority to determine the price, rights, preferences, privileges and restrictions of the remaining unissued shares of Preferred Stock without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Shares and of Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Certain provisions of Delaware law applicable to the Company could also delay or make more difficult a merger, tender offer or proxy contest involving the Company, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met.

CONVERTIBLE SECURITIES; DILUTION; REDEMPTION

         Sales of substantial amounts of the shares of Common Stock issuable upon conversion of the Series A Convertible Preferred Stock ("Preferred Shares") could adversely affect the market value of the Common Stock, depending upon the timing of such sales, and may effect a substantial dilution of the book value per share of Common Stock.

         As of January 30, 1997, 4,357 Preferred Shares were issued and outstanding. The actual number of shares of Common Stock issuable upon conversion of the Preferred Shares after January 26, 1998 will equal (i) the aggregate stated value of the Preferred Shares then being converted ($1,000 per share) plus a premium in the amount of 6% per annum accruing from September 12, 1997 through the date of conversion, divided by (ii) a conversion price equal to the lower of $2.127 or the product of the average of the lowest closing bid prices for the Common Stock for any five (5) trading days during the twenty-two
(22) consecutive trading day period immediately preceding the date of conversion (subject to adjustment in accordance with the terms of the Certificate, as defined below) multiplied by a conversion percentage equal to (A) 90% if the conversion occurs prior to June 10, 1998, (B) 87.5% if the conversion occurs on or after June 10, 1998 and prior to September 13, 1998, (C) 85% if the conversion occurs on or after September 13, 1998 and prior to December 7, 1998, or (D) 82.5% if the conversion occurs on or after December 7, 1998. For a complete description of the relative rights, preferences, privileges, powers and restrictions of the Preferred Shares, see the Certificate of Designations, Preferences and Rights (the "Certificate") attached as Exhibit 4.1 to the Registration Statement on Form S-3 filed with the Commission on September 29, 1997. Depending on market conditions at the time of conversion, the number of shares of Common Stock issuable could increase significantly in the event of a decrease in the trading price of the Common Stock. Purchasers of Common Stock could therefore experience substantial dilution upon conversion of the Preferred Shares. In addition, in the event that any holder of Preferred Shares is unable to convert any such securities into Common Stock, any or all such holders may cause the Company to redeem any such Preferred Shares that cannot be so converted. In the event that the Company fails to so redeem such shares, the holders of the Preferred Shares shall have additional remedies as set forth in the Certificate.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are:


               NAME                  AGE                   TITLE
               ----                  ---                   -----
S. Kumar Chandrasekaran, Ph.D.        54     Chairman of the Board and Chief Executive Officer

Lyle M. Bowman, Ph.D.                 49     Vice President, Development and Operations

Michael D. Baer                       53     Chief Financial Officer


         S. Kumar Chandrasekaran joined the Company in September 1987 as Vice President, Development. From 1988 to 1989, Dr. Chandrasekaran served as Vice President, Research and Development. From 1989 to 1993, he served as President and Chief Operating Officer. Since August 1993, Dr. Chandrasekaran has served as Chairman of the Board of Directors, Chief Executive Officer and, from December 1995 to December 1997, as Chief Financial Officer. Dr. Chandrasekaran holds a Ph.D. in Chemical Engineering from the University of California, Berkeley.

         Lyle M. Bowman joined the Company in October 1988 as Director of Drug Delivery Systems. From 1989 to 1991, Dr. Bowman served as Vice President, Science and Technology. From 1991 to 1995 he served as Vice President, Development, and since 1995 has served as Vice President Development and Operations. Dr. Bowman holds a Ph.D. in Physical Chemistry from the University of Utah.

         Michael D. Baer was appointed Chief Financial Officer in December 1997. Prior to his appointment, Mr. Baer served as Vice President, Finance and Administration since June 1996 and had served as the Company's controller since February 1995. Before joining the Company, Mr. Baer served as Chief Financial Officer of the U.S. operations of Simsmetal Limited from 1993 to 1994; the regional Chief Financial and Administrative Officer for Deloitte & Touche from 1990 to 1993 and was the partner in charge of the Sacramento office of Deloitte Haskins & Sells from 1984 to 1990. Mr. Baer is a Certified Public Accountant and holds an MBA in Finance from the University of California, Berkeley.

         Officers are appointed to serve, at the discretion of the Board of Directors, until their successors are appointed. There are no family relationships between any directors or executive officers of the Company.

ITEM 2.  PROPERTIES

         InSite currently leases approximately 29,402 square feet of research laboratory and office space located in Alameda, California. The facility includes laboratories for formulation, analytical, microbiology, pharmacology, quality control and development as well as a pilot manufacturing plant. The lease expires on December 31, 2001, but may be renewed by the Company for an additional 5-year term. The Company believes its existing facilities will be suitable and adequate to meet its needs for the immediate future.


ITEM 3.  LEGAL PROCEEDINGS.

         (a) The Company is not a party to any legal proceedings.

         (b) No legal proceedings were terminated in the fourth quarter.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1997.



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


1996                                             HIGH                 LOW
----                                             ----                 ---
First Quarter                                    $8.25               $3.50
Second Quarter                                   $7.50               $5.13
Third Quarter                                    $6.13               $3.50
Fourth Quarter                                   $6.00               $3.13

1997                                             HIGH                 LOW
----                                             ----                 ---

First Quarter                                    $6.75               $3.63
Second Quarter                                   $6.23               $3.44
Third Quarter                                    $5.50               $4.06
Fourth Quarter                                   $5.06               $2.00


         (b) Holders

         As of December 31, 1997, the Company had approximately 6,000 stockholders. On January 30, 1998, the last sale price reported on The Nasdaq National Market for the Company's common stock was $2.375 per share.

         (c) Dividends

         The Company has never paid dividends and does not anticipate paying any dividends in the foreseeable future. It is the present policy of the Board of Directors to retain the Company's earnings, if any, for the development of the Company's business.

         (d) Recent Sales of Unregistered Securities

         The Company sold an aggregate of 7,000 Preferred Shares to various institutional investors (the "Selling Stockholders") pursuant to a Securities Purchase Agreement, dated September 12, 1997, by and among the Company and the Selling Stockholders and granted a Warrant to purchase 70 Preferred Shares to William Blair & Company LLC which acted as placement agent for the transaction. The Selling Stockholders paid $1,000 per share for the Preferred Shares, and the exercise price under the Warrant is $1,000 per share subject to standard adjustments. Based upon the limited number of Selling Stockholders and their representations, including that they were accredited investors acquiring the Preferred Shares for investment and with no present intention of distributing the shares, the Company relied upon the private placement exemption under
Section 4(2) of the Securities Act of 1933, as amended.

         The Preferred Shares are convertible into the Company's Common Stock based on (i) the aggregate stated value of the shares of Series A Stock then being converted ($1,000 per share) plus a premium in the amount of 6% per annum accruing from September 12, 1997 through the date of conversion, divided by (ii) a conversion price equal to the lower of $2.127 (subject to adjustment as set forth in the Certificate) or the product of the average of the lowest closing bid prices for the Common Stock for any five (5) trading days during the twenty-two (22) consecutive trading day period immediately preceding the date of conversion multiplied by a conversion percentage equal to (A) 90% if the conversion occurs prior to June 10, 1998, (B) 87.5% if the conversion occurs on or after June 10, 1998 and prior to September 13, 1998, (C) 85% if the conversion occurs on or after September 13, 1998 and prior to December 7, 1998, or (D) 82.5 % if the conversion occurs on or after December 7, 1998. There are certain limitations on Selling Stockholders' ability to convert based on their post-conversion percentage ownership of the Company's Common Stock as set forth in the Certificate. Depending on market conditions at the time of conversion, the number of shares of Common Stock issuable could increase significantly in the event of a decrease in the trading price of the Common Stock. In the event that any holder of Preferred Shares is unable to convert any such securities into Common Stock, any or all such holders may cause the Company to redeem any such Preferred Shares that cannot be so converted. In the event that the Company fails to so redeem such shares, the holders of the Preferred Shares shall have additional remedies as set forth in the Certificate.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the Company for the five years ended December 31, 1997:


                                                                           YEARS ENDED DECEMBER 31,
                                                 ------------------------------------------------------------------------
                                                   1997            1996            1995            1994            1993
                                                 --------        --------        --------        --------        --------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA

Revenues                                         $     50        $    544        $     65        $    112        $    558

Operating expenses:
     Research and development                       7,224           5,458           8,079           9,944           6,712

     General and administrative                     3,034           2,902           3,801           4,961           2,629

     Loss on vacated facility                        --             1,412            --              --              --

     Restructuring                                   --              --             1,031            --              --
                                                 --------        --------        --------        --------        --------
         Total expenses                            10,258           9,772          12,911          14,905           9,341

Net interest and other income                         390             466             224             845             296
                                                 --------        --------        --------        --------        --------

Net loss                                           (9,818)         (8,762)        (12,622)        (13,948)         (8,487)

Non cash preferred dividend                         1,326            --              --              --              --
                                                 --------        --------        --------        --------        --------

Net loss applicable to common stockholders       $(11,144)       $ (8,762)       $(12,622)       $(13,948)       $ (8,487)
                                                 ========        ========        ========        ========        ========

Net loss per share applicable to common          $  (0.85)       $  (0.72)       $  (1.38)       $  (1.55)       $  (2.69)
stockholders(1)

Shares used to calculate net loss per
share                                              13,053          12,131           9,160           8,998           3,154


                                                                                 DECEMBER 31,
                                                 ------------------------------------------------------------------------
                                                   1997            1996            1995            1994            1993
                                                 --------        --------        --------        --------        --------
CONSOLIDATED BALANCE SHEET DATA

Cash and cash equivalents and short-term
investments                                      $  8,660        $ 10,518        $  3,867        $ 17,546        $ 31,087

Working capital                                     7,983           9,512           2,376          16,269          30,895

Total assets                                       10,546          12,820           7,643          21,266          33,745

Long term notes payable                              --              --                92           1,256             652

Redeemable preferred stock                          7,533            --              --              --              --

Accumulated deficit                               (76,800)        (65,656)        (56,894)        (44,272)        (30,324)

Total stockholders' equity                       $  2,031        $ 11,619        $  5,847        $ 17,953        $ 31,847

------------

(1) The earnings per share amounts prior to 1997 comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements beginning on page 32.

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


OVERVIEW

            InSite Vision Incorporated ("InSite," "InSite Vision" or the "Company") is developing genetically-based tools for the diagnosis and prognosis of glaucoma, ophthalmic pharmaceutical products based on its proprietary DuraSite eyedrop-based drug delivery technology, and therapeutic platforms for the delivery of drugs to the retina.

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

            To date, the Company's academic collaborators have identified genes associated with primary open-angle glaucoma (the most prevalent form of the disease in adults), juvenile glaucoma and primary congenital glaucoma. A prototype diagnostic/prognostic technology, ISV-900, which is capable of identifying multiple glaucoma genetic markers from a single sample, has been developed and the Company is discussing its commercialization with several potential partners. The Company's academic collaborators for its glaucoma genetics program are at UCSF and UCHC.

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

            The Company is focusing its research and development on (i) ISV-900 for prognosis and diagnosis of glaucoma, (ii) ISV-205 for the treatment of inflammation and the prevention and treatment of glaucoma, (iii) ISV-208, a glaucoma treatment product which is being developed in partnership with B&L,
(iv) ISV-611 for allergic conjunctivitis, (v) ISV-120 for prevention of pterygium recurrence, and (vi) retinal drug delivery.

            To date, InSite Vision has not received any revenues from the sale of products, although it has received a small amount of royalties from the sale of products using the Company's licensed technology. The Company has been unprofitable since its inception due to continuing research and development efforts, including preclinical studies, clinical trials and manufacturing of its product candidates. The Company has financed its research and development activities and operations primarily through private and public placement of its equity securities and, to a lesser extent, from collaborative agreements.

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

            In May 1996, InSite entered into an agreement with CIBA Vision whereby CIBA Vision received royalty-bearing, co-exclusive U.S. marketing rights to InSite's ToPreSite product candidate for ocular inflammation/infection. CIBA Vision assumed all subsequent product development, clinical and regulatory responsibility for ToPreSite. In addition, CIBA Vision received royalty-bearing, co-exclusive U.S. marketing rights to InSite Vision's ISV-205 product candidate for certain non-glaucoma-related indications.

            In July 1996, the Company entered into agreements with B&L pursuant to which: (i) B&L agreed to manufacture InSite product candidates at B&L's facility in Tampa, Florida using equipment owned by InSite; B&L and InSite agreed to share the cost of certain leasehold improvements in connection with the installation and operation of the equipment; (ii) B&L received, for a license fee of $500,000, an exclusive worldwide royalty-bearing license to manufacture and market PilaSite; (iii) B&L and InSite agreed to collaborate to develop and sell a new DuraSite based eyedrop formulation; and (iv) B&L made a $2 million equity investment in the Company.

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

            As of December 31, 1997, the Company's accumulated deficit was approximately $76.8 million. There can be no assurance that InSite Vision will ever achieve either significant revenues from product sales or profitable operations.


RESULTS OF OPERATIONS

            The Company had total revenues of $50,000, $544,000 and $65,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease from 1996 to 1997 was attributable to the license fee received from B&L in 1996. The Company earned royalty income of $50,000 $44,000 and $65,000 for the years ended December 31, 1997, 1996 and 1995, respectively, from sales of AquaSite by CIBA Vision. To date, the Company has not relied on royalty revenues to fund its activities, nor has it received revenues from the sale of products.

            Research and development expenses increased 31% in 1997 to $7.2 million from $5.5 million in 1996 and decreased 32% in 1996 from $8.1 million in 1995. The increase in 1997 was primarily due to expenditures related to the development of ISV-208, ISV-900 and the acquisition of the retinal drug delivery device from the University of Rochester. The decrease from 1995 to 1996 was primarily due to reduced personnel costs resulting from the 1995 restructuring described above and lower expenditures for human clinical studies of the Company's product candidates. The Company presently anticipates that research and development expenses will be higher in 1998 than in 1997.

            General and administrative expenses increased 4% during 1997 to $3.0 million from $2.9 million in 1996 and declined 24% in 1996 from $3.8 million in 1995. The increase in 1997 was primarily due to the cost of replacing outside contractors with employees in the area of accounting and finance. The decrease from 1995 to 1996 was primarily due to the decision, announced in November 1995, that the Company would not establish its own sales and marketing organization, and staff reductions in its administration and manufacturing areas.

            Net interest and other income was $390,000, $466,000 and $224,000 in 1997, 1996 and 1995, respectively. These fluctuations are due principally to changes in average cash balances. Interest earned in the future will be dependent on the Company's funding cycles and prevailing interest rates. Interest expense related to notes payable which were paid off during the first quarter of 1997.

            The Company incurred net losses of $9.8 million, $8.8 million and $12.6 million for the years ended December 31, 1997, 1996 and 1995, respectively.


LIQUIDITY AND CAPITAL RESOURCES

            Through 1995, InSite Vision financed its operations primarily through private placements of preferred stock totaling approximately $32 million and an October 1993 public offering of Common Stock, which resulted in net proceeds of approximately $30 million. After 1995, the Company financed its operations primarily through a January 1996 private placement of Common Stock and warrants resulting in net proceeds of approximately $4.7 million and an April 1996 public offering which raised net proceeds of approximately $8.1 million. In accordance with a July 1996 agreement between the Company and B&L, the Company received a total of $2.0 million from the sale of Common Stock in August 1996 and 1997. In September 1997, the Company completed a $7.0 million private placement of 7,000 shares of redeemable convertible Series A Preferred Stock resulting in net proceeds of approximately $6.5 million. At December 31, 1997, the Company had cash and cash equivalents totaling $8.7 million. It is the Company's policy to invest these funds in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt.

            For the years ended December 31, 1997, 1996 and 1995, cash used for operating activities and additions to capital equipment was $9.4 million, $7.6 million and $12.7 million, respectively. Of those amounts, $709,000, $91,000 and $1.7 million were for additions to laboratory and other property and equipment in 1997, 1996 and 1995, respectively. In 1997 $645,000 of the additional expenditures related to the Company's portion of improvements at B&L's facilities in Tampa, Florida. The timing of future expenditures will depend on the timing of additional product development. During 1997 the Company wrote-off its fully depreciated assets. This resulted in a decrease in both property and equipment and accumulated depreciation of $3.4 million, with no change in net fixed assets.

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

            The Company anticipates no material capital expenditures to be incurred for environmental compliance in fiscal year 1998. Based on the Company's good environmental compliance record to date, and its current compliance with applicable environmental laws and regulations, environmental compliance is not expected to have a material adverse effect on the Company's operations.

            The Company believes that its cash and cash equivalents will be sufficient to meet its operating expenses and cash requirements through 1998. InSite Vision might require substantial additional funds prior to reaching profitability and the Company may seek private or public equity investments, future collaborative agreements, and possibly research funding to meet such needs. Even if the Company does not have an immediate need for additional cash, it may seek access to the private or public equity markets if and when it believes conditions are favorable. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, or at all.

YEAR 2000

            Based on a preliminary assessment, the Company believes that its Year 2000 issues with respect to its own operations do not pose a significant business risk. The Company has not yet initiated formal communications with all of its significant suppliers and research partners to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. There is no guarantee that the systems of other companies on which the Company relies will be converted timely and would not have an adverse effect on the Company.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The following Consolidated Financial Statements and Report of Independent Auditors are included on the pages which follow:


                                                                    Page
                                                                    ----
Report of Independent Auditors                                       27

Consolidated Statements of Operations                                28
Years Ended December 31, 1997, 1996 and 1995

Consolidated Balance Sheets - December 31, 1997 and 1996             29

Consolidated Statements of Stockholders' Equity                      30
Years ended December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows                                31
Years Ended December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements                        32-38

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
InSite Vision Incorporated

We have audited the accompanying consolidated balance sheets of InSite Vision Incorporated as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InSite Vision Incorporated at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                          /s/  Ernst & Young LLP

Walnut Creek, California
January 30, 1998

                           INSITE VISION INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           Year Ended December 31,
                                                                 ----------------------------------------
(in thousands, except per share amounts)                           1997            1996            1995
                                                                 --------        --------        --------
Revenues:
     License fee                                                 $   --          $    500        $   --

     Royalties                                                         50              44              65
                                                                 --------        --------        --------
         Total
                                                                       50             544              65

Operating expenses:
     Research and development                                       7,224           5,458           8,079
     General and administrative                                     3,034           2,902           3,801
     Loss on vacated facilities                                      --             1,412            --
     Restructuring                                                   --              --             1,031
                                                                 --------        --------        --------
         Total                                                     10,258           9,772          12,911

Loss from operations                                              (10,208)         (9,228)        (12,846)

Interest and other income                                             399             509             450

Interest expense                                                       (9)            (43)           (226)
                                                                 --------        --------        --------

Net loss                                                           (9,818)         (8,762)        (12,622)

Non-cash preferred dividend                                         1,326            --              --
                                                                 --------        --------        --------

Net loss applicable to common stockholders                       $(11,144)       $ (8,762)       $(12,622)
                                                                 ========        ========        ========


Basic net loss per share applicable to common stockholders       $  (0.85)       $  (0.72)       $  (1.38)

Shares used to calculate basic net loss per share                  13,053          12,131           9,160


See accompanying notes to consolidated financial statements.

                           INSITE VISION INCORPORATED

                           CONSOLIDATED BALANCE SHEETS


                                                                                         December 31,
                                                                                  ------------------------
(in thousands, except share and per share amounts)                                  1997            1996
                                                                                  --------        --------
ASSETS
Current assets:
    Cash and cash equivalents                                                     $  8,660        $ 10,518
    Prepaid expenses and other current assets                                          303             195
                                                                                  --------        --------
Total current assets                                                                 8,963          10,713

Property and equipment, at cost:
     Laboratory and other equipment                                                  2,731           4,416
     Leasehold improvements                                                            163           1,671
     Furniture and fixtures                                                            390             355
                                                                                  --------        --------
                                                                                     3,284           6,442
Accumulated depreciation                                                             1,701           4,335
                                                                                  --------        --------
                                                                                     1,583           2,107
                                                                                  --------        --------

Total assets                                                                      $ 10,546        $ 12,820
                                                                                  ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                             $    109        $    562
     Accrued liabilities                                                               428             247
     Accrued compensation and related expense                                          445             300
     Current portion of notes payable                                                 --                92
                                                                                  --------        --------
Total current liabilities                                                              982           1,201

Commitments

Redeemable preferred stock, $.01 par value, 5,000,000 shares authorized;
     6,700 issued and outstanding at December 31, 1997; redemption
     value $10,590,000                                                               7,533            --

Common stockholders' equity:
     Common stock, $.01 par value, 30,000,000 shares authorized; 13,279,153 issued and outstanding at December 31, 1997; 12,935,927 issued and
        outstanding at December 31, 1996;                                              133             129
     Additional paid-in capital                                                     78,698          77,146
     Accumulated deficit                                                           (76,800)        (65,656)
                                                                                  --------        --------
Common stockholders' equity                                                          2,031          11,619
                                                                                  --------        --------

Total liabilities, redeemable preferred stock and stockholders' equity            $ 10,546          12,820
                                                                                  ========        ========


See accompanying notes to consolidated financial statements.

                           INSITE VISION INCORPORATED

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                   ADDITIONAL                                         TOTAL
                                                      COMMON        PAID IN                        ACCUMULATED     STOCKHOLDERS'
 (dollars in thousands)                                STOCK         CAPITAL         OTHER           DEFICIT         EQUITY
                                                     --------       --------        --------        --------        --------
Balance, January 1, 1995                             $     91      $  62,796        $   (662)       $(44,272)       $ 17,953

Issuance of 164,166 shares of common stock                  2            149              --              --             151
Unrealized gain on securities valuation                    --             --             239              --             239
Adjustment of deferred compensation for 1993               --           (294)            294              --              --
stock option grants
Compensation expense                                       --             --             126              --             126
Net loss                                                   --             --              --         (12,622)        (12,622)
                                                     --------       --------        --------        --------        --------
Balance, December 31, 1995                                 93         62,651              (3)        (56,894)          5,847

Issuance of 1,469,232 shares of common stock               15          4,671              --              --           4,686
and warrants to purchase 367,308 shares of
common stock in private placement
Issuance of 254,032 shares of common stock                  2            768              --              --             770
from exercise of options and employee stock
purchases
Issuance of 1,750,000 shares of common stock               17          8,062              --              --           8,079
in public offering
Issuance of 210,527 shares of common stock to               2            994              --              --             996
Bausch & Lomb in private placement
Other                                                      --             --               3              --               3
Net loss                                                   --             --              --          (8,762)         (8,762)
                                                     --------       --------        --------        --------        --------
Balance, December 31, 1996                                129         77,146              --         (65,656)         11,619

Issuance of 205,128 shares of common stock to               2            998              --              --           1,000
Bausch & Lomb in private placement
Issuance of 43,968 shares of common stock from              1            128              --              --             129
exercise of options and employee stock
purchases
Issuance of 94,130 shares of common stock from              1            308              --              --             309
conversion of preferred shares
Non-employee stock option expense                          --            118              --              --             118
Net loss                                                   --             --              --          (9,818)         (9,818)
Non-cash preferred dividend                                --             --              --          (1,326)         (1,326)
                                                     --------       --------        --------        --------        --------
Net loss applicable to common stockholders                 --             --              --         (11,144)        (11,144)
                                                     --------       --------        --------        --------        --------

Balance, December 31, 1997                           $    133       $ 78,698        $     --        $(76,800)       $  2,031
                                                     ========       ========        ========        ========        ========

See accompanying notes to consolidated financial statements.

                           INSITE VISION INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Year Ended December 31
                                                            ----------------------------------------
(in thousands)                                                1997            1996            1995
                                                            --------        --------        --------
OPERATING ACTIVITIES:
Net loss                                                    $ (9,818)       $ (8,762)       $(12,622)
Adjustments to reconcile net loss to net cash used by
operating activities:
      Loss on vacated facilities                                  --           1,412              --
      Depreciation and amortization                              851             696             992
      Amortization of deferred compensation                       --              --             126
      Changes in:
          Prepaid expenses and other current assets             (108)            (44)            555
          Accounts payable and accrued liabilities               373            (794)           (101)
                                                            --------        --------        --------
Net cash used by operating activities                         (8,702)         (7,492)        (11,050)

INVESTING ACTIVITIES:
Maturity of short-term investments                                --           3,000           7,510
Purchases of property and equipment                             (709)            (91)         (1,687)
                                                            --------        --------        --------
Net cash provided (used) by investing activities                (709)          2,909           5,823

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease            (92)           (301)         (1,367)
obligations
Issuance of preferred stock, net                               6,516              --              --
Issuance of common stock, net                                  1,129          14,531             151
                                                            --------        --------        --------
Net cash provided (used) by financing activities               7,553          14,230          (1,216)

Net increase (decrease) in cash and cash equivalents          (1,858)          9,647          (6,443)

Cash and cash equivalents, beginning of period                10,518             871           7,314
                                                            --------        --------        --------

Cash and cash equivalents, end of period                    $  8,660        $ 10,518        $    871
                                                            ========        ========        ========

Supplemental disclosures:
     Non-cash preferred dividends                           $  1,326        $     --        $     --
                                                            ========        ========        ========
     Interest paid in cash                                  $      9        $     43        $    229
                                                            ========        ========        ========


See accompanying notes to consolidated financial statements.

                           INSITE VISION INCORPORATED

                   Notes to Consolidated Financial Statements
                                December 31, 1997



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation. The accompanying consolidated financial statements include the accounts of InSite Vision and its wholly-owned United Kingdom subsidiary, InSite Vision Limited. InSite Vision Incorporated (the "Company" or "InSite Vision") is focused on developing ophthalmic drugs and ophthalmic drug delivery systems. InSite Vision Limited was formed for the purpose of holding and licensing intellectual property rights. All intercompany accounts and transactions have been eliminated.

         The Company has incurred losses since its inception and expects to incur substantial additional development costs prior to reaching profitability, including costs related to clinical trials and manufacturing expenses. As a result, the Company will require substantial additional funds, and the Company may seek research funding, private or public equity or debt investments, and possible future collaborative agreements to meet such needs. If such funds are not available, management may need to reassess its plans. Even if the Company does not have an immediate need for additional cash, it may seek access to the private or public equity markets if and when conditions are favorable. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

         Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Cash and Cash Equivalents. The Company invests its excess cash in investment grade, interest-bearing securities. As of December 31, 1997 and 1996, cash equivalents consisted of money market mutual funds. All cash and cash equivalents are stated at fair market value.

         Management determines the classification of investments at the time of purchase and re-evaluates such designations as of each balance sheet date. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." Investments classified as available-for-sale are stated at fair value based on quoted market prices, with unrealized gains and losses reported in a separate component of stockholders' equity. The Company considers highly liquid investments with original maturities of three months or less as cash equivalents.

         Property and Equipment. Property and equipment is stated at cost, less accumulated depreciation. Depreciation of property and equipment is provided over the estimated useful lives of the respective assets, which range from three to five years, using the straight-line method. Leasehold improvements are amortized over the lives of the related leases or their estimated useful lives, whichever is shorter, using the straight-line method. Assets are written off when they become fully depreciated. During 1997 the Company wrote-off its fully depreciated assets. This resulted in a decrease in both property and equipment and accumulated depreciation of $3.4 million, with no change in net fixed assets.

         Net Loss per Share. In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic net loss per share is computed, after giving effect to non-cash preferred dividends, using the weighted average number of shares of common stock outstanding. Diluted net loss per share is equal to basic net loss per share and therefore is not separately disclosed. The potential shares to be issued upon conversion of preferred stock are not added to the denominator for the earnings per share computation because the inclusion of such shares would be antidilutive due to the loss for the year. In addition, because of the loss for the year, no shares resulting from the assumed exercise of the options or warrants using the treasury stock method are added to the denominator.

         Accounting for Employee Stock Options. The Company accounts for stock options granted to employees and directors using the intrinsic value method and, accordingly, does not recognize compensation expense for options granted to employees and directors at an exercise price equal to the fair value of the underlying common stock.

         Accounting for Material Purchased for Research and Development. The Company expenses materials for research and development activities when the items are purchased.

         Accounting for Cost Sharing Agreements. The Company directly reduces expenses for amounts reimbursed pursuant to cost sharing agreements. During 1997 and 1996 research and development expenses were reduced by $534,000 and $366,00 respectively, for costs reimbursed by Bausch and Lomb Pharmaceuticals, Inc. (B&L) under the terms of the collaboration described in Note 3.

         Key Suppliers. The Company is dependent on single or limited source suppliers for certain materials used in its research and development activities. The Company has generally been able to obtain adequate supplies of these components. However, an extended interruption in the supply of these components currently obtained from single or limited source suppliers could adversely affect the Company's research and development efforts.

        Impact of Recently issued Accounting Standards. In February 1997, the Financial Accounting Standards Board issued Statement No. 129, "Disclosure of Information about Capital Structure" ("FAS 129"). In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"), and Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). The Company is required to adopt these statements in fiscal year 1998. FAS 129 consolidates the existing guidance from several other pronoucements relating to an entities' capital structure. FAS 130 establishes new standards for reporting and displaying comprehensive income and its components. FAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operations and major customers. Adoption of these statements is expected to have no impact on the Company's consolidated financial position, results of operations or cash flows.


2.       LOSS ON VACATED FACILITIES/RESTRUCTURING EXPENSE

         Loss on Vacated Facilities. As a result of a new manufacturing agreement with B&L, the Company ended its relationship with its previous contract manufacturer and wrote-off its share of equipment and leasehold improvements installed at the previous manufacturer's plant. This act resulted in a one-time non-cash charge of $1.4 million which is reported separately in the accompanying statement of operations.

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


3.       LICENSES

         The Company has a license agreement with CIBA Vision Ophthalmics (CIBA Vision), an ophthalmic company which is an affiliate of CIBA-GEIGY Limited. Under the terms of the agreement, CIBA Vision has co-exclusive rights to manufacture and market AquaSite and ToPreSite in the U.S. and AquaSite in Canada. The license agreement requires CIBA Vision to pay royalties on net sales of the licensed products. The Company recognized $50,000, $44,000 and $65,000 of royalty revenue for sales of AquaSite in 1997, 1996 and 1995, respectively.

         In July 1996, the Company entered into agreements with B&L which provide for (i) B&L to receive, for a one-time license fee of $500,000, an exclusive worldwide royalty-bearing license to manufacture and market PilaSite and (ii) a collaboration between the Company and B&L to develop and sell a new DuraSite based eye-drop formulation for which, after development, the Company will issue an exclusive, worldwide, royalty bearing license to B&L.


4.       LEASE COMMITMENTS

         The Company leases its facilities under noncancelable operating lease agreements which expire in 2001. Rent expense was $497,000, $605,000 and $520,000 for 1997, 1996 and 1995, respectively. As of December 31, 1997, the aggregate future minimum payments under noncancelable leases are:

 1998       $  511,915
 1999          485,828
 2000          499,941
 2001          514,054
            ----------
Total       $2,011,738
            ==========

5.       INCOME TAXES

Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31, 1997 and 1996 are as follows (in thousands):


                                                           1997         1996
                                                         -------       -------
Deferred tax assets:
     Net operating loss carryforwards                    $25,042       $23,671
     Research and development credit carryforwards         2,646         2,195
     Capitalized research and development                  3,880         1,404
     Depreciation                                            580           670
     Other                                                   148           122
                                                         -------       -------
     Total                                                32,296        28,062
Valuation allowance                                      -32,296       -28,062
                                                         -------       -------
Net deferred tax assets                                  $    --       $    --
                                                         =======       =======



         The valuation allowance increased by $4.2 million and $3.8 million during the years ended December 31, 1997 and 1996 respectively.

         At December 31, 1997, the Company has net operating loss carryforwards for federal income tax purposes of approximately $68.0 million, which expire in the years 2001 through 2012 and net operating loss carryforwards for state income tax purposes of approximately $29.0 million which expire in the years 1997 through 2002. The Company also has federal and state research and development credit carryforwards of approximately $2.0 million and $950,000, respectively, which expire in the years 2001 through 2012.

         Utilization of the Company's federal and state net operating loss carryforwards and research and development tax credits are subject to an annual limitation against taxable income in future periods due to the ownership change limitations provided by the Internal Revenue Code of 1986. As a result of this annual limitation, a portion of these carryforwards will expire before ultimately becoming available for offset against taxable income. Additional losses and credits will be subject to limitation if the Company incurs another change in ownership in the future.


6.        REDEEMABLE PREFERRED STOCK

         In September 1997, the Company received net proceeds of approximately $6.5 million from a private placement of 7,000 shares of Series A Convertible Preferred Stock with a $.01 par value ("Series A Preferred"). The number of shares of Common Stock issuable upon conversion of the Series A Preferred will be equal to the face value of each share of Series A Preferred divided by the lower of the fixed conversion price of $2.127 or a variable conversion price. The variable conversion price is determined by applying a discount, which ranges from 10% if converted prior to June 10, 1998, to 17.5% if converted on or after December 7, 1998, to an average of closing bid prices of the Company's Common Stock at the time of conversion. Such conversion prices are subject to adjustment in accordance with the terms of the Certificate of Designations, Preferences and Rights of the Series A Preferred. The value of the Series A Preferred shares to be converted will also include a 6% per annum premium which accrues from the date of issuance until the date of conversion. Three years after issuance, any remaining unconverted preferred shares will automatically be converted into Common Stock. As of December 31, 1997, 94,130 shares of Common Stock have been issued as a result of conversion of Series A Preferred. Subsequent to December 31, 1997, 1,132,249 shares of Common Stock have been issued as a result of conversions of Series A Preferred. The holders of the Series A Preferred have no voting rights, except as required by applicable Delaware law. The Company also issued a warrant to purchase 70 shares of Series A Preferred which is subject to the same conversion terms and premium. The Company has authorized 5,000,000 shares of Preferred Stock, 7,070 of which have been designated Series A Preferred. Pursuant to the agreement 6,000,000 shares of common stock have been reserved for issuance to the holders of the Series A Preferred.

         For the year ended December 31, 1997, in accordance with SEC Rules and Regulations, the Company reported non-cash preferred dividends of $1.3 million related to the discount at which Series A Preferred could be converted to Common Stock at the first conversion date. Subsequently, a 6% per annum premium, payable in additional Common Stock, is earned on the outstanding Series A Preferred Stock. The initial discount and the dividends are used to determine the net loss per share applicable to common stockholders.

         In certain circumstances the Series A Preferred Stockholders have the right to redeem their outstanding shares. The redemption amount is equal to the number of shares of Common Stock issuable upon conversion multiplied by the closing bid price of the Company's Common Stock as of the date of redemption ($10.6 million as of December 31, 1997).

7.       STOCKHOLDERS' EQUITY

         In August 1997, the Company received $1.0 million from B&L for the purchase of 205,128 shares of Common Stock in connection with a July 1996 agreement between the Company and B&L. B&L made an initial $1.0 million purchase for 210,527 shares of common stock in August 1996.

         In January 1996, the Company received net proceeds of approximately $4.7 million from a private placement of 1,469,232 shares of its common stock and 367,308 warrants. Each warrant entitles its holder to purchase one share of the Company's common stock for $3.25 per share until January 2001. In April 1996, the Company received net proceeds of approximately $8.1 million from a public offering of 1,750,000 shares of its common stock

Stock Option Plan.

         At December 31, 1997, a total of 1,952,294 shares of common stock were reserved under the 1994 Stock Plan for issuance upon the exercise of options or by direct sale to employees, including officers, directors and consultants. Options granted under the plan expire 10 years from the date of grant and become exercisable at such times and under such conditions as determined by the Company's Board of Directors (generally ratably over four years). Activity under the 1994 Stock Plan has been as follows:


                                                            Shares
                                     ----------------------------------------------------
                                     Options                                      Weighted Average
                                    Available       Options                       Exercise Price of
                                    for Grant     Outstanding     Option Price    Shares Under Plan
                                    ---------     -----------     ------------    -----------------
Balance at January 1, 1995           671,449       1,194,461        0.60-9.25          $2.94
Granted                             -901,413         901,413        2.25-4.75           2.90
Exercised                                           -139,873        0.60-3.00            .60
Forfeited                            632,021        -632,021        0.60-8.50           4.73
                                     -------       ---------
Balance at December 31, 1995         402,057       1,323,980        0.60-9.25           2.29
Granted                             -277,250         277,250        4.25-6.38           5.67
Exercised                                           -243,145        0.60-5.00           3.01
Forfeited                             85,219         -85,219        0.60-7.25           3.74
                                     -------       ---------
Balance at December 31, 1996         210,026       1,272,866       $0.60-9.25           2.79
Additional Shares reserved           500,000
Granted                             -628,500         628,500        2.81-6.25           4.07
Exercised                                            -30,598        0.60-4.38           2.86
Forfeited                            204,927        -204,927        0.60-6.75           4.07
                                     -------       ---------
Balance at December 31, 1997         286,453       1,665,841       $0.60-9.25           3.12
                                     =======       =========

The following table summarizes information concerning currently outstanding and exercisable options:


                                               Options Outstanding
                                   --------------------------------------------                Options Exercisable
                                                            Weighted Average                 -----------------------
                                                     ------------------------------                          Weighted
                                     Number          Contractual                              Number          Average
  Range of Exercise Prices        Outstanding           Life         Exercise Price        Exercisable     Exercise Price
  ------------------------        -----------           ----         --------------        -----------     --------------
      $0.600 - $3.000                 881,016           5.99             $1.809               395,392          $0.644
      $3.750 - $5.875                 605,459           9.47              4.057                55,035           4.728
      $6.063 - $9.250                 179,366           8.78              6.346                68,842           6.445
                                   ----------           ----             ------              --------          ------
                                    1,665,841           7.55             $3.115               519,269          $1.846
                                   ==========           ====             ======              ========          ======


         At December 31, 1997 and December 31, 1996, options to purchase 519,269 and 470,091 shares, respectively, were exercisable at prices ranging from $0.60 to $9.25 per share. During 1995, 273,613 options to purchase shares were canceled and regranted at a lower price per share. These options are shown above as granted at the new price and forfeited at the original price. The weighted average grant date fair value of options granted during 1997, 1996 and 1995 were $3.58, $5.26 and $2.74, respectively.

         Pursuant to the terms of the 1994 Stock Plan, generally each non-employee director who is newly elected or appointed after October 25, 1993, is granted an option to purchase 10,000 shares of common stock at a price per share equal to the fair market value of the common stock on the grant date. Assuming approval of an amendment to the 1994 Stock Plan by the Company stockholders at the 1998 annual meeting each continuing non-employee director receives an annual grant of an option to purchase 10,000 shares thereafter. Such options vest one year after the grant date.

         In September 1993, the president and a consultant of the Company were granted options to purchase 215,000 shares of common stock at $5.00 per share, which the Company determined was below the fair market value at the date of the grant. The Company recognized $126,000 of compensation expense in 1995 related to these options. During 1995, the president resigned and stock options covering 97,993 shares and related deferred compensation of $294,000 were canceled.

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

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995, 1996 and 1997, respectively: risk-free interest rates ranging from 5.35% to 6.58%; volatility factors for the expected market price of the Company's common stock of 1.153, 1.1494 and 0.8946; and a weighted-average expected life for the options of 4 years.

         For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):


                                       1997              1996             1995
                                    ----------        ----------       ----------
Net loss applicable to common
  stockholders - as presented       $  (11,144)       $   (8,762)      $  (12,622)
Net loss applicable to common
  stockholders - pro forma             (11,652)           (9,240)         (13,196)
Loss per share applicable to common
  stockholders - as presented            (0.85)            (0.72)           (1.38)
Loss per share applicable to common
  stockholders - pro forma               (0.89)            (0.76)           (1.44)


Employee Stock Purchase Plan.

         On April 1, 1994, employees of the Company began participating in an Employee Stock Purchase Plan which provides the opportunity to purchase common stock at prices not less than 85% of market value at the time of purchase. During the years ended December 31, 1997, 1996 and 1995, respectively, 13,370, 10,887 and 24,293 shares of common stock were issued pursuant to this plan. An additional 65,125 shares are reserved for issuance under this plan. The effects of the Stock Purchase Plan on the pro forma disclosures above are not material.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item with respect to the identification of Directors is hereby incorporated by reference from the information under the caption "Proposal One - Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Stockholders which is estimated to be held on or about June 8, 1998 (the "Proxy Statement").

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

    (3)  Exhibits

         The following exhibits are referenced or included in this report.

Number             Exhibit Table
------             -------------
3.1(1)         Restated Certificate of Incorporation.

3.2(7)         Amended and Restated Bylaws.

4.1(4)         Registration Rights Agreement, dated January 24, 1996 (the
               "Registration Rights Agreement"), between the Registrant and the investors listed on Schedule 1 thereto.

4.2(4)         Form of Warrant to Purchase Shares of Common Stock between the
               Registrant and each of the investors listed on Schedule 1 to the Registration Rights Agreement.

4.3(10)        Certificate of Designations, Preferences and Rights of Series A
               Convertible Preferred Stock as filed with the Delaware Secretary of State on September 11, 1997.

4.4(10)        Certificate of Correction of the Certificate of Designations,
               Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 26, 1997.

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

10.15(2H)      Collaboration Agreement dated as of November 24, 1992 by and between the Company and British Bio-technology Limited.

10.16(2H)      Collaboration Agreement dated as of April 30, 1993 by and between the Company and British Bio-technology Limited.

10.17(8) Facilities Lease, dated September 1, 1996, between the Registrant and Alameda Real Estate Investments.

10.18(1H)      Agreement dated as of February 15, 1994 by and between the
               Company and Timm A. Carpenter.

10.19(9HH)     InSite Vision Incorporated 1994 Stock Option Plan (Amended and
               Restated as of March 17, 1997).

10.20(1HH)     Form of InSite Vision Incorporated Notice of Grant of Stock
               Option and Stock Option Agreement, with Addenda.

10.21(9HH)     Form of InSite Vision Incorporated Notice of Automatic Option
               Grant and Non-Employee Director Option Agreement.

10.22(1)       InSite Vision Incorporated 1994 Employee Stock Purchase Plan.

10.23(1)       Form of InSite Vision Incorporated Stock Purchase Agreement.

10.24(1)       Form of InSite Vision Incorporated Employee Stock Purchase Plan
               Enrollment/Change Form.

Number             Exhibit Table
------             -------------
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

10.26(4) Settlement Agreement and General Release dated March 3, 1995 between the Company and Clifford Orent.

10.27(5) Common Stock Purchase Agreement dated January 19, 1996 between the Registrant and the Investors listed on Schedule 1 thereto.

10.28(6H)      ISV-205 License Agreement dated May 28, 1996 by and between the
               Company and CIBA Vision Ophthalmics.

10.29(6H)      ToPreSite License Agreement dated May 28, 1996 by and between the
               Company and CIBA Vision Ophthalmics.

10.30(6H)      BetaSite Contract Manufacturing Agreement dated July 18, 1996 by and between the Company and Bausch & Lomb Pharmaceuticals, Inc.

10.31(6H)      PilaSite License Agreement dated July 18, 1996 by and between the Company and Bausch & Lomb Pharmaceuticals, Inc.

10.32(6H)      Timolol Development Agreement dated July 18, 1996 by and between the Company and Bausch & Lomb Pharmaceuticals, Inc.

10.33(6H)      Stock Purchase Agreement dated July 18, 1996 by and between the
               Company and Bausch & Lomb Pharmaceuticals, Inc.

10.34(10)      Engagement Agreement, dated April 1, 1997, by and between the
               Company and William Blair & Company LLC.

10.35(10H)     License Agreement, dated July 1, 1997, by and between the
               University of Connecticut Health Center and the Company.

10.36(10H)     License Agreement, dated August 19, 1997, by and between the
               University of Rochester and the Company.

10.37(10)      Form of Securities Purchase Agreement, dated September 12, 1997, by and among the Company and the Selling Stockholders thereunder.

10.38(10)      Form of Registration Rights Agreement, dated September 12, 1997, by and among the Company and the Selling Stockholders thereunder.

10.39(10)      Form of Warrant, dated September 12, 1997, to William Blair &
               Company LLC.

23.1           Consent of Ernst & Young LLP, Independent Auditors.

24.1           Power of Attorney (included in Part IV of this Annual Report on
               Form 10-K under the caption "Signatures").

27             Financial Data Schedule.

1 Incorporated by reference to exhibit of the same number in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

2 Incorporated by reference to exhibit of the same number in the Company's Registration Statement on Form S-1 (Registration No. 33-68024) as filed with the Securities and Exchange Commission on August 27, 1993.

3 Incorporated by reference to exhibit of the same number in Amendment No. 1 the Company's Registration Statement on Form S-1 (Registration No. 33-68024) as filed with the Securities and Exchange Commission on September 16, 1993.

4 Incorporated by reference to exhibit of the same number in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

5 Incorporated by reference to Exhibit 10.25 in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

6 Incorporated by reference to exhibit of the same number in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

7 Incorporated by reference to exhibit of the same number in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

8 Incorporated by reference to exhibit of the same number in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

9 Incorporated by reference to Exhibits 99.1 and 99.5, respectively, in the Company's Registration Statement on Form S-8 (Registration No. 333-29801) as filed with the Securities and Exchange Commission on June 23, 1997.

10 Incorporated by reference to Exhibits 4.1, 4.2, 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6, respectively, in the Company's Registration Statement on Form S-3 (Registration No. 333-36673) as filed with the Securities and Exchange Commission on September 29, 1997.

H Confidential treatment has been granted with respect to certain portions of this agreement.

HH        Management contract or compensatory plan.

(b)       Reports on Form 8-K

          The Registrant did not file any reports on Form 8-K during the fourth quarter of fiscal 1997.

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

Dated: February 4, 1998
                                            INSITE VISION INCORPORATED


                                            By:  /s/ S. KUMAR CHANDRASEKARAN
                                               -------------------------------
                                                 S. Kumar Chandrasekaran, Ph.D.
                                                 Chairman of the Board and
                                                 Chief Executive Officer