Form 10-Q
period 1998-03-31
INSITE VISION INC
filed 1998-05-14
CIK 802724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998




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




        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        The number of shares of Registrant's common stock, $.01 par value, outstanding as of March 31, 1998: 14,411,402.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                TABLE OF CONTENTS

                                                                                 Page
                                                                                 ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets at
        March 31, 1998 and December 31, 1997.......................................3

        Condensed Consolidated Statements of Operations
        For the three months ended March 31, 1998 and 1997.........................4

        Condensed Consolidated Statements of Cash Flows
        For the three months ended March 31, 1998 and 1997.........................5

        Notes to Condensed Consolidated Financial Statements  .....................6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..............................7


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        Exhibits..................................................................16

        Reports on Form 8-K.......................................................16

                                     2 of 16

PART I  FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           INSITE VISION INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     March 31,     December 31,
(in thousands, except share and per share amounts)                     1998            1997
---------------------------------------------------               -------------     ----------
                                                                   (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                        $6,699          $8,660
     Prepaid expenses and other current assets                           236             303
                                                                      ------         -------
Total current assets                                                   6,935           8,963

Property and equipment, at cost:
     Laboratory and other equipment                                    2,550           2,731
     Leasehold improvements                                              327             163
     Furniture and fixtures                                               94             390
                                                                      ------         -------
                                                                       2,971           3,284
Accumulated depreciation                                               1,575           1,701
                                                                      ------         -------
                                                                       1,396           1,583
                                                                      ------         -------

Total assets                                                          $8,331         $10,546
                                                                      ======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                   $307            $109
     Accrued liabilities                                                  31             428
     Accrued compensation and related expense                            355             445
                                                                      ------         -------
Total current liabilities                                                693             982

Commitments

Redeemable preferred stock, $.01 par value,                            5,135           7,533
     5,000,000 shares authorized; 4,357 issued and
     outstanding at March 31, 1998; 6,700 issued and outstanding at December 31, 1997; redemption value $7,079,000 at
     March 31, 1998; redemption value $10,590,000 at
     December 31, 1997

Common stockholders' equity:
     Common stock, $.01 par value, 30,000,000 shares
       authorized; 14,411,402 issued and outstanding at
       March 31, 1998; 13,279,153 issued and
       outstanding at December 31, 1997                                  144             133
     Additional paid-in-capital                                       81,349          78,698
     Accumulated deficit                                             (78,990)        (76,800)
                                                                      ------         -------
Common stockholders' equity                                            2,503           2,031
                                                                      ------         -------

Total liabilities, redeemable preferred stock and
common stockholders' equity                                           $8,331         $10,546
                                                                      ======         =======

See accompanying notes to condensed consolidated financial statements


                                     3 of 16


                           INSITE VISION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three months ended March 31,
(in thousands, except per share amounts)             1998          1997
----------------------------------------           --------     ---------
Royalty revenues                                   $     15     $     16

Operating expenses:
     Research and development                         1,544        1,650
     General and administrative                         571          845
                                                   --------     --------
          Total                                       2,115        2,495
                                                   --------     --------

Loss from operations                                 (2,100)      (2,479)

Interest, other income and expense                      100          105
                                                   --------     --------

Net loss                                             (2,000)      (2,374)

Non-cash preferred dividends                           (190)           -
                                                   --------     --------

Net loss applicable to common stockholders
                                                   $ (2,190)    $ (2,374)
                                                   ========     ========

Basic and diluted net loss per share applicable
to common stockholders                             $  (0.15)    $  (0.18)

Shares used to calculate basic and diluted net       14,411       12,937
loss per share

No cash dividends were declared or paid during the periods.


See accompanying notes to condensed consolidated financial statements.

                                     4 of 16


                           INSITE VISION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    Three months ended March 31,
(in thousands)                                          1998          1997
---------------------------------------------------  ---------     --------
OPERATING ACTIVITIES
Net loss                                              $ (2,000)    $ (2,374)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Depreciation and amortization                         231          128
     Changes in:
          Prepaid expenses and other current assets         67          (30)
          Accounts payable and accrued liabilities        (249)         242
                                                      --------     --------
Net cash used in operating activities                   (1,951)      (2,034)

INVESTING ACTIVITIES
Purchases of property and equipment                        (10)        (527)
Increase in other assets                                     -          (46)
                                                      --------     --------
Net cash used by investing activities                      (10)        (573)

FINANCING ACTIVITIES
Principal payments on notes payable                          -          (92)
Issuance of common stock, net                                -            1
                                                      --------     --------
Net cash used in financing activities                        -          (91)

Net decrease in cash and cash equivalents               (1,961)      (2,698)
Cash and cash equivalents, beginning of period           8,660       10,518
                                                      --------     --------

Cash and cash equivalents, end of period              $  6,699     $  7,820
                                                      ========     ========

Supplemental disclosures:
     Non-cash preferred dividends                     $   190      $      -
                                                      =======      ========

     Non-cash conversion of redeemable preferred
        stock to common stock                         $ 2,628      $      -
                                                      =======      ========

     Interest paid in cash                            $     -      $      5
                                                      ========     ========



See accompanying notes to condensed consolidated financial statements.

                                    5 of 16

                           INSITE VISION INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

NOTE 1  - BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accrual adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

          These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 -  COMPREHENSIVE INCOME

          As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement 130, Reporting Comprehensive Income. Statement 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholder's equity, to be included in other comprehensive income. During the first quarter of 1998 and 1997, total comprehensive income was equal to total net loss as reported.


                                    6 of 16

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

          The Company is collaborating with academic researchers to develop new diagnostic and prognostic tools for primary congenital, juvenile, exfoliative and primary open angle glaucomas. Primary congenital glaucoma is an inherited eye disorder and is one of the leading causes of blindness and visual impairment affecting infants. Gene-based diagnostic kits may allow early detection of each disease before considerable irreversible damage has occurred and may improve the ability to treat them successfully. Primary open angle glaucoma usually affects people over the age of forty. Current glaucoma tests are generally unable to detect the disease before substantial damage to the optic nerve has occurred

          The Company has international collaborations with many academic institutions for the identification and clinical evaluation of its genetic markers for glaucoma. To date, the Company's academic collaborators at the University of California, San Francisco ("UCSF") and the University of Connecticut Health Center ("UCHC") have identified genes associated with primary open-angle glaucoma (the most prevalent form of the disease in adults), juvenile glaucoma and primary congenital glaucoma. A prototype diagnostic/prognostic technology, ISV-900, which is capable of identifying multiple glaucoma genetic markers from a single sample, has been developed and the Company is discussing its commercialization with several potential partners.

          Another result of the glaucoma genetics research has been the development of the ISV-205 product candidate. This DuraSite formulation contains a drug that has been shown in cell and organ culture systems to inhibit the production of a protein that appears to cause glaucoma. The Company expects to complete a Phase II trial of ISV-205 in 1998. If it proves efficacious, ISV-205 will be the first product which treats the cause of glaucoma instead of its symptoms.

          The DuraSite delivery system is a patented eyedrop formulation comprising a cross-linked carboxyl-containing polymer which incorporates the drug to be delivered to the eye. The formulation is instilled in the cul-de-sac of the eye as a small volume eyedrop. DuraSite can be customized to deliver a wide variety of potential drug candidates with a broad range of molecular weights and other properties. The DuraSite formulation remains in the eye for up to several hours during which time the active drug ingredient is gradually released. Eyedrops delivered in the DuraSite system contrast to conventional eyedrops which typically only last in the eye a few minutes, thus requiring delivery of a highly concentrated burst of drug and frequent administration to sustain therapeutic levels. The increased residence time for DuraSite is designed to permit lower concentrations of a drug to be administered over a longer period of time, thereby minimizing the inconvenience of frequent dosing and reducing the potential, related, adverse side effects.

          The Company's ISV-014 device, licensed in 1997, is designed to deliver ophthalmic drugs to the retina and other tissues in the posterior (rear) chamber of the eye. Ophthalmic researchers believe direct sustained delivery of particular drugs to the retina could stop the progression of certain retinal diseases including macular degeneration, cataract and diabetic retinopathy. The combination of the Company's ISV-014 device technology with polymer based drug platforms may permit long term delivery of therapeutic agents to treat these retinal diseases.

          The Company is principally focusing its research and development on
(i) ISV-900 for prognosis and diagnosis of glaucoma, (ii) ISV-205 for the treatment of inflammation and the prevention and treatment of glaucoma, (iii) ISV-208, a glaucoma treatment product which is being developed in partnership with Bausch & Lomb Incorporated (B&L), and (iv) retinal drug delivery.


                                    7 of 16

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

          As of March 31, 1998, the Company's accumulated deficit was approximately $79 million. There can be no assurance that InSite Vision will achieve either significant revenues from product sales or profitable operations.

RESULTS OF OPERATIONS

          The Company earned royalty revenues of $15,000 and $16,000 in the first quarter of 1998 and 1997, respectively, from sales of AquaSite(R) by CIBA Vision. To date, the Company has not relied on royalty revenues to fund its activities.

          Research and development expenses decreased 6% in the first quarter of 1998 to $1.5 million from $1.7 million in the first quarter of 1997. The expenditures in the first quarter of 1997 included one time payments for options to license technologies related to ISV-900, the Company's glaucoma genetics program, which were not required during the first quarter of 1998.

          General and administrative expenses decreased 32% during the first quarter of 1998 to $571,000 from $845,000 during the first quarter of 1997. This decrease was primarily due to lower consulting, temporary labor and insurance costs, mainly in the area of finance and administration. At the end of the first quarter of 1997, full time employees replaced certain consultants, and temporary personnel. This resulted in lower consulting and temporary labor costs in the first quarter of 1998 when compared to 1997. Lower insurance costs are mainly due to a decrease in the cost of director's and officer's insurance.

          The Company incurred net losses applicable to common stockholders of $2.2 million and $2.4 million for the three month periods ended March 31, 1998 and 1997, respectively. This decrease during the first quarter of 1998 was due primarily to the decrease in research and development expenses and in general and administrative expenses, partially offset by non-cash preferred dividends on the Series A Preferred Stock of $190,000. The Company expects to incur substantial additional losses over the next several years. These losses are expected to fluctuate from period to period based primarily on the level of the Company's product development and clinical activities.

LIQUIDITY AND CAPITAL RESOURCES

          Through 1995, InSite Vision financed its operations primarily through private placements of preferred stock, totaling approximately $32 million, and an October 1993 public offering of Common Stock, which resulted in net proceeds of approximately $30 million. After 1995, the Company financed its operations primarily through a January 1996 private placement of Common Stock and warrants resulting in net proceeds of approximately $4.7 million and an April 1996 public offering which raised net proceeds of approximately $8.1 million. In accordance with a July 1996 agreement between the Company and B&L, the Company received a total of $2.0 million from the sale of Common Stock in August 1996 and 1997. In September 1997, the Company completed a $7.0 million private placement of 7,000 shares of Series A Convertible Preferred Stock for which net proceeds were approximately $6.5 million.

          At March 31, 1998, the Company had cash and cash equivalents totaling $6.7 million compared to $8.7 million as of December 31, 1997. It is the Company's policy to invest these funds in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt.

          The use of cash and cash equivalents of $2.0 million and $2.6 million in the three months ended March 31, 1998 and 1997, respectively, related primarily to expenditures for operating activities and additions to capital equipment. Of those amounts, $10,000 and $527,000 were for additions to laboratory and other property and equipment in 1998 and 1997, respectively. Substantially all of the 1997 additions to capital equipment related to the Company's portion of improvements at B&L's facilities in Tampa, Florida.

          The Company's future capital expenditures and requirements will depend on numerous factors, including the

                                    8 of 16
progress of its research and development programs and preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing collaborative and licensing relationships, the ability of the Company to establish additional collaborative arrangements, acquisition of new businesses, products and technologies, the completion of commercialization activities and arrangements, and the purchase of additional property and equipment.

          The Company anticipates no material capital expenditures to be incurred for environmental compliance in fiscal year 1998. Based on the Company's good environmental compliance record to date, and its current compliance with applicable environmental laws and regulations, environmental compliance is not expected to have a material adverse effect on the Company's operations.

          The Company believes that its cash and cash equivalents will be sufficient to meet its operating expenses and cash requirements through 1998. The Company expects to incur substantial additional development costs prior to reaching profitability. As a result, InSite Vision will require substantial additional funds and the Company may seek private or public equity investments, debt financing, future collaborative agreements, and possibly research funding to meet such needs. Even if the Company does not have an immediate need for additional cash, it may seek access to the private or public equity markets if and when it believes conditions are favorable. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, or at all.

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


FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

        The Company will require substantial additional funds to conduct the development and testing of its potential products and to manufacture and market any products that may be developed. The Company's future capital requirements will depend on numerous factors, including the progress of its research and development programs, the progress of preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing collaborative and licensing relationships, the ability of the Company to establish corporate partnerships for the manufacture and marketing of its potential products, and the purchase of additional capital equipment. The Company intends to seek additional funding through public or private equity or debt financings, collaborative or other arrangements, or from other sources. There can be no assurance that additional financing will be available from any of these sources or, if available, that it will be available on acceptable terms. Any failure by the Company to obtain additional funding on acceptable terms, or at all, would have a material adverse effect on the Company's business, financial condition and results of operations. If additional funds are raised by issuing equity securities, significant dilution to existing stockholders may result. If adequate funds are not otherwise available, the Company may be required to delay, scale back or eliminate one or more of its research, discovery or development programs, or to obtain

                                    9 of 16
funds through entering into arrangements with collaborators or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products, or to cease operations.

        The Company believes that its cash and cash equivalents will be sufficient to finance its working capital and capital expenditure requirements through 1998.



HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE FINANCIAL RESULTS

        The Company has incurred significant operating losses since its inception in 1986 and, as of March 31, 1998, the Company's accumulated deficit was approximately $79 million. The amount of net losses and the time required by the Company to reach profitability are uncertain. The Company's ability to achieve profitability depends upon its ability, alone or with others, to complete successful development of its potential products, conduct clinical trials, obtain required regulatory approvals and successfully manufacture and market its products. There can be no assurance that the Company will ever achieve significant revenue or profitability.


DEPENDENCE ON THIRD PARTIES

        The Company has elected not to establish a dedicated sales and marketing organization. Therefore, in order to successfully commercialize its product candidates, the Company will be required to enter into arrangements with one or more companies that will: provide for Phase III clinical testing, commercial scale-up and manufacture of the Company's potential products; obtain or assist the Company in other activities associated with obtaining regulatory approvals for its product candidates; and market and sell the Company's products, if approved.

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

        In July 1996, the Company entered into agreements with B&L pursuant to which: (i) B&L has agreed to manufacture InSite product candidates at B&L's facility in Tampa, Florida using equipment owned by InSite; B&L and InSite agreed to share the cost of certain leasehold improvements in connection with the installation and operation of the equipment; (ii) B&L received, for a license fee of $500,000, an exclusive worldwide royalty-bearing license to manufacture and market PilaSite; (iii) B&L and InSite agreed to collaborate to develop and sell a new DuraSite based eyedrop formulation; and (iv) B&L made a $2 million equity investment in the Company. In connection with this equity investment, the Company issued an aggregate of 415,655 shares of Common Stock to B&L. The Company has determined it will not proceed with PilaSite at this time.

        There can be no assurance that, even if regulatory approvals are obtained, the Company's products will be successfully marketed, or that the Company will be able to conclude arrangements with other companies to support the commercialization of such products on acceptable terms, if at all.

        The Company's strategy for research, development and commercialization of certain of its products requires the Company to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, and is dependent on the diligent efforts and subsequent success of these outside parties in performing their responsibilities. For example, the Company is dependent upon Columbia for the polymer technology upon which the DuraSite technology is based. Additionally, the Company is dependent upon British Biotech for the supply of batimastat and lexipafant, the active drugs incorporated into the Company's ISV-120 and ISV-611 product candidates, respectively. British Biotech is conducting clinical testing of lexipafant for non-ophthalmic indications, but it has discontinued clinical testing of batimastat and informed the Company that it will no longer manufacture the product. The Company may have no source of ongoing raw materials for ISV-120 and, in the future, may also lose its source of supply of lexipafant for ISV-611, and its business may be adversely affected. In addition, there can be no assurance that the Company's collaborators will not take the position that they are free to compete using the Company's technology without compensating or entering into


                                    10 of 16
agreements with the Company, or will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including the Company's competitors, as a means for developing treatments for the diseases or disorders targeted by these collaborative programs.

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


RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS

        The Company may, at any time in the future, pursue acquisitions of companies, product lines, technologies or businesses that its management believes are complementary or otherwise beneficial. In the event that such an acquisition does occur, there can be no assurance as to the effect thereof on the Company's business, financial condition and operating results. Future acquisitions by the Company may result in substantial dilution to the Company's stockholders, the incurrence by the Company of additional debt and amortization expenses related to goodwill, research and development and other intangible assets, which could materially adversely affect the Company's business, financial condition and results of operations. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the employees, operations, technologies and products of the acquired companies, the diversion of management's attention from other

                                    11 of 16
business concerns, risks of entering markets in which the Company has no or limited direct experience and the potential loss of key employees of the acquired company.


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

                                    12 of 16

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


UNCERTAINTY OF PRODUCT PRICING, REIMBURSEMENT AND RELATED MATTERS

        The Company's business may be materially adversely affected by the continuing efforts of governmental and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets


                                    13 of 16
the pricing or profitability of health care products is subject to government control. In the U.S., there have been, and the Company expects there will continue to be, a number of federal and state proposals to implement similar government control. While the Company cannot predict whether any such legislative or regulatory proposals or reforms will be adopted, the announcement of such proposals or reforms could have a material adverse effect on the Company's ability to raise capital or form collaborations, and the adoption of such proposals or reforms could have a material adverse effect on the Company's business, financial condition or results of operations.

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

CONTROL BY MANAGEMENT AND EXISTING STOCKHOLDERS

        As of March 31, 1998, the Company's management and principal stockholders in the aggregate owned beneficially approximately 21% of the Company's outstanding shares of Common Stock. As a result, these stockholders, acting together, would be able to effectively control most matters requiring approval by the stockholders of the Company, including the election of a majority of the directors and the approval or disapproval of business combinations.

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

                                    14 of 16

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

        As of March 31, 1998, 4,357 Preferred Shares were issued and outstanding. The actual number of shares of Common Stock issuable upon conversion of the outstanding Preferred Shares will equal (i) the aggregate stated value of the Preferred Shares then being converted ($1,000 per share) plus a premium in the amount of 6% per annum accruing from September 12, 1997 through the date of conversion, divided by (ii) a conversion price equal to the lower of $2.127 or the product of the average of the lowest closing bid prices for the Common Stock for any five (5) trading days during the twenty-two (22) consecutive trading day period immediately preceding the date of conversion (subject to adjustment in accordance with the terms of the Certificate, as defined below) multiplied by a conversion percentage equal to (A) 90% if the conversion occurs prior to June 10, 1998, (B) 87.5% if the conversion occurs on or after June 10, 1998 and prior to September 13, 1998, (C) 85% if the conversion occurs on or after September 13, 1998 and prior to December 7, 1998, or (D) 82.5% if the conversion occurs on or after December 7, 1998. For a complete description of the relative rights, preferences, privileges, powers and restrictions of the Preferred Shares, see the Certificate of Designations, Preferences and Rights (the "Certificate") attached as Exhibit 4.1 to the Registration Statement on Form S-3 filed with the Commission on September 29, 1997. Depending on market conditions at the time of conversion, the number of shares of Common Stock issuable could increase significantly in the event of a decrease in the trading price of the Common Stock. Purchasers of Common Stock could therefore experience substantial dilution upon conversion of the Preferred Shares. In addition, in the event that any holder of Preferred Shares is unable to convert any such securities into Common Stock, any or all such holders may cause the Company to redeem any such Preferred Shares that cannot be so converted. In the event that the Company fails to so redeem such shares, the holders of the Preferred Shares are entitled to additional remedies as set forth in the Certificate.


                                    15 of 16

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)      Exhibits

        27  Financial Data Schedule


b)      Reports on Form 8-K

        No Reports on Form 8-K were filed in the quarter ended March 31, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INSITE VISION INCORPORATED




Dated:  May 14, 1998               by:    /s/   S. Kumar Chandrasekaran
                                          -----------------------------

                                           S. Kumar Chandrasekaran, Ph.D.
                                           Chairman of the Board
                                           and Chief Executive Officer
                                           (on behalf of the registrant)




                                    by:   /s/   Michael D. Baer
                                          ----------------------------------
                                           Michael D. Baer
                                           Chief Financial Officer
                                           (as principal financial officer of
                                           the registrant)




                                    16 of 16