Form 10-Q
period 1998-06-30
INSITE VISION INC
filed 1998-08-13
CIK 802724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998




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

        The number of shares of Registrant's common stock, $.01 par value, outstanding as of June 30, 1998: 14,473,579.

                          QUARTERLY REPORT ON FORM 10-Q
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                                 Page
                                                                                 ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets at
        June 30, 1998 and December 31, 1997........................................3

        Condensed Consolidated Statements of Operations
        For the three and six months ended June 30, 1998 and 1997..................4

        Condensed Consolidated Statements of Cash Flows
        For the six months ended June 30, 1998 and 1997............................5

        Notes to Condensed Consolidated Financial Statements  .....................6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..............................7


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Stockholders  .........................15

Item 6.  Exhibits and Reports on Form 8-K

        Exhibits..................................................................16

        Reports on Form 8-K.......................................................16


                                    2 of 16

PART I  FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           INSITE VISION INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                June 30,       December 31,
(in thousands, except share and per share amounts)                1998            1997
-----------------------------------------------------------------------------------------
                                                                (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                   $  4,890       $  8,660
     Prepaid expenses and other current assets                        156            303
                                                                 --------       --------
Total current assets                                                5,046          8,963

Property and equipment, at cost:
     Laboratory and other equipment                                 2,505          2,731
     Leasehold improvements                                           323            163
     Furniture and fixtures                                            68            390
                                                                 --------       --------
                                                                    2,896          3,284
Accumulated depreciation                                            1,673          1,701
                                                                 --------       --------
                                                                    1,223          1,583
                                                                 --------       --------

Total assets                                                     $  6,269       $ 10,546
                                                                 ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                            $     72       $    109
     Accrued liabilities                                              240            428
     Accrued compensation and related expense                         430            445
                                                                 --------       --------
Total current liabilities                                             742            982

Commitments

Redeemable preferred stock, $.01 par value,                         5,319          7,533
  5,000,000 shares authorized; 4,357 issued and
  outstanding at June 30, 1998; 6,700 issued and
  outstanding at December 31, 1997;  redemption value
  $7,244,000 at June 30, 1998; redemption value $10,590,000
  at December 31, 1997

Common stockholders' equity:
  Common stock, $.01 par value, 30,000,000
    shares authorized; 14,473,579 issued and
    outstanding at June 30, 1998; 13,279,153 issued
    and outstanding at December 31, 1997                              145            133
     Additional paid-in-capital                                    81,580         78,698
     Accumulated deficit                                          (81,517)       (76,800)
                                                                 --------       --------
Common stockholders' equity                                           208          2,031
                                                                 --------       --------

Total liabilities, redeemable preferred stock and
common stockholders' equity                                      $  6,269       $ 10,546
                                                                 ========       ========

See accompanying notes to condensed consolidated financial statements.

                                     3 of 16

                           INSITE VISION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three months ended June 30,   Six Months Ended June 30,
(in thousands, except per share amounts)            1998            1997          1998          1997
-------------------------------------------------------------------------------------------------------
Royalty revenues                                 $      3       $     13       $     18       $     29

Operating expenses:
     Research and development                       1,710          1,801          3,253          3,451
     General and administrative                       718            865          1,289          1,710
                                                 --------       --------       --------       --------
          Total operating expenses                  2,428          2,666          4,542          5,161
                                                 --------       --------       --------       --------

Loss from operations                               (2,425)        (2,653)        (4,524)        (5,132)

Interest and other income                              83             82            182            192

Interest expense                                       --             (2)            --             (7)
                                                 --------       --------       --------       --------

Net loss                                           (2,342)        (2,573)        (4,342)        (4,947)

Non-cash preferred dividends                         (185)            --           (375)            --
                                                 --------       --------       --------       --------

Net loss applicable to common
stockholders                                     $ (2,527)      $ (2,573)      $ (4,717)      $ (4,947)
                                                 ========       ========       ========       ========

Net loss per share applicable to
common stockholders                              $  (0.17)      $  (0.20)      $  (0.33)      $  (0.38)
                                                 ========       ========       ========       ========

Shares used to calculate net loss
per share - basic and diluted                      14,465         12,942         14,438         12,939
                                                 ========       ========       ========       ========

No cash dividends were declared or paid during the periods


See accompanying notes to condensed consolidated financial statements.

                                    4 of 16

                           INSITE VISION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Six months ended June 30,
(in thousands)                                             1998            1997
-----------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                 $ (4,342)      $ (4,947)
Adjustments to reconcile net loss to net cash
used in operating activities:
     Depreciation and amortization                            446            371
     Changes in:
          Prepaid expenses and other current assets           147            (74)
          Accounts payable and accrued liabilities           (201)           295
                                                         --------       --------
Net cash used in operating activities                      (3,950)        (4,355)

INVESTING ACTIVITIES
Purchases of property and equipment                           (17)          (536)
Increase in other assets                                       --            (41)
                                                         --------       --------
Net cash used in investing activities                         (17)          (577)

FINANCING ACTIVITIES
Principal payments on notes payable                            --            (92)
Issuance of common stock, net                                 197             45
                                                         --------       --------
Net cash provided by (used in) financing activities           197            (47)

Net decrease in cash and cash equivalents                  (3,770)        (4,979)
Cash and cash equivalents, beginning of period              8,660         10,518
                                                         --------       --------

Cash and cash equivalents, end of period                 $  4,890       $  5,539
                                                         ========       ========

Supplemental disclosures:
     Non-cash preferred dividends                        $    375       $     --
                                                         ========       ========

     Non-cash conversion of redeemable preferred
       stock to common stock                             $  2,628       $     --

                                                         ========       ========

     Interest paid in cash                               $     --       $      7
                                                         ========       ========


See accompanying notes to condensed consolidated financial statements.

                                    5 of 16

                           INSITE VISION INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

NOTE 1  - BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for any future period.

          These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 -  COMPREHENSIVE INCOME

          As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement 130, "Reporting Comprehensive Income." Statement 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholder's equity, to be included in other comprehensive income. During the first six months of 1998 and 1997, total comprehensive income was equal to total net loss as reported.


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

          The Company is collaborating with academic researchers to develop new diagnostic and prognostic tools for primary open-angle, primary congenital, exfoliative and juvenile glaucomas. Gene-based diagnostic kits may allow early detection of each disease before considerable irreversible damage has occurred and may improve the ability to treat them successfully. Primary open-angle glaucoma usually affects people over the age of forty. Primary congenital glaucoma is an inherited eye disorder and is one of the leading causes of blindness and visual impairment in infants. Current glaucoma tests are generally unable to detect the diseases before substantial damage to the optic nerve has occurred.

          The Company has international and national collaborations with many academic institutions for the identification and clinical evaluation of its genetic markers for glaucoma. To date, the Company's academic collaborators at the University of California, San Francisco ("UCSF") and the University of Connecticut Health Center ("UCHC") have identified genes associated with primary open-angle glaucoma (the most prevalent form of the disease in adults), juvenile glaucoma and primary congenital glaucoma. A prototype diagnostic/prognostic technology, ISV-900, which is capable of identifying multiple glaucoma genetic markers from a single sample, has been developed and the Company is discussing its commercialization with several potential partners. The Company has engaged the services of PaineWebber to help it assess the strategic opportunities that have developed from the commercialization discussions.

          Subsequent to the quarter ended June 30, 1998, the Company announced that its collaborators had identified two additional genes associated with primary open-angle glaucoma. Additionally, the Company announced patent claim allowances related to the composition of matter claims for antibodies to the glaucoma-associated TIGR protein, and allowances for claims covering methods for the diagnosis of primary congenital glaucoma using the CYP1B1 gene. The Company is the exclusive worldwide licensee for both of these patents.

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

          The Company's ISV-014 device is designed to deliver ophthalmic drugs to the retina and other tissues in the posterior (rear) chamber of the eye. Ophthalmic researchers believe direct sustained delivery of particular drugs to the retina could stop the progression of certain retinal diseases including macular degeneration, cataract and diabetic retinopathy. The combination of the Company's ISV-014 device technology with polymer-based drug platforms may permit long term delivery of therapeutic agents to treat these retinal diseases.

          The Company is principally focusing its research and development on
(i) ISV-900 for prognosis and diagnosis of glaucoma, (ii) ISV-205 for the prevention and treatment of glaucoma and the treatment of inflammation, (iii) retinal drug delivery, and (iv) ISV-208, a glaucoma treatment product which is being developed in partnership with Bausch & Lomb Incorporated ("B&L").

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

          As of June 30, 1998, the Company's accumulated deficit was approximately $81.5 million. There can be no assurance that InSite Vision will ever achieve either significant revenues from product sales or profitable operations.

RESULTS OF OPERATIONS

          The Company earned royalty revenues of $3,000 and $13,000 in the second quarter of 1998 and 1997, respectively, and $18,000 and $29,000 during the six months ended June 30, 1998 and 1997, respectively, from sales of AquaSite(R) by CIBA Vision. To date, the Company has not relied on royalty revenues to fund its activities.

          Research and development expenses decreased 5% in the second quarter of 1998 to $1.7 million from $1.8 million in the second quarter of 1997, with a 6% decrease to $3.3 million from $3.5 million during the six months ended June 30, 1998 and 1997, respectively. The expenditures in the first six months of 1997 included one time payments for options to license technologies related to ISV-900, the Company's glaucoma genetics program, and ISV-014, the retinal drug delivery device, which were not required during the first six months of 1998.

          General and administrative expenses decreased 17% during the second quarter of 1998 to $718,000 from $865,000 during the second quarter of 1997 with a 25% decrease to $1.3 million from $1.7 million during the six months ended June 30, 1998 and 1997, respectively . These decreases were primarily due to lower consulting, temporary labor and insurance costs, mainly in the area of finance and administration. During the six months ended June 30, 1998, full time employees replaced certain consultants and temporary personnel. This resulted in lower consulting and temporary labor costs in both the quarter and six month periods ended June 30, 1998 when compared to 1997. Lower insurance costs are mainly due to a decrease in the cost of director's and officer's liability insurance.

          The Company incurred net losses applicable to common stockholders of $2.5 million and $2.6 million during the second quarter of 1998 and 1997, respectively, resulting in net losses of $4.7 million and $4.9 million for the first six months of 1998 and 1997, respectively. These decreases were due primarily to the decreases in research and development expenses and in general and administrative expenses, partially offset by non-cash preferred dividends on the Series A Preferred Stock of $185,000 and $375,000 for the quarter and six month periods ended June 30, 1998, respectively. The Company expects to incur substantial additional losses over the next several years. These losses are expected to fluctuate from period to period based primarily on the level of the Company's product development and clinical activities.

LIQUIDITY AND CAPITAL RESOURCES

          Through 1995, InSite Vision financed its operations primarily through private placements of preferred stock, totaling approximately $32 million, and an October 1993 public offering of Common Stock, which resulted in net proceeds of approximately $30 million. After 1995, the Company financed its operations primarily through a January 1996 private placement of Common Stock and warrants resulting in net proceeds of approximately $4.7 million and an April 1996 public offering which raised net proceeds of approximately $8.1 million. In accordance with a July 1996 agreement between the Company and B&L, the Company received a total of $2.0 million from the sale of Common Stock in August 1996 and 1997. In September 1997, the Company completed a $7.0 million private placement of 7,000 shares of Series A Redeemable Convertible Preferred Stock for which net proceeds were approximately $6.5 million.

                                    8 of 16

          At June 30, 1998, the Company had cash and cash equivalents totaling $4.9 million compared to $8.7 million as of December 31, 1997. It is the Company's policy to invest these funds in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt.

          The use of cash and cash equivalents of $3.8 million and $5.0 million in the six months ended June 30, 1998 and 1997, respectively, related primarily to expenditures for operating activities and, in 1997, additions to capital equipment. Of those amounts, $17,000 and $536,000 were for additions to laboratory and other property and equipment in 1998 and 1997, respectively. Substantially all of the 1997 additions to capital equipment related to the Company's portion of improvements at B&L's facilities in Tampa, Florida.

          During the quarter ended June 30, 1998, the Company issued stock upon the exercise of warrants issued in the January 1996 private placement which resulted in net cash proceeds of $162,000. The remaining proceeds from the issuance of common stock of $35,000 and $45,000 for the six months ended June 30, 1998 and 1997, respectively, resulted from the exercise of stock options and stock issued under the Company's employee stock purchase plan.

          The Company's future capital expenditures and requirements will depend on numerous factors, including the progress of its research and development programs and preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the ability of the Company to establish additional collaborative arrangements, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing collaborative and licensing relationships, acquisition of new businesses, products and technologies, the completion of commercialization activities and arrangements, and the purchase of additional property and equipment.

          The Company anticipates no material capital expenditures to be incurred for environmental compliance in fiscal year 1998. Based on the Company's good environmental compliance record to date, and its current compliance with applicable environmental laws and regulations, environmental compliance is not expected to have a material adverse effect on the Company's operations.

          The Company believes that its cash and cash equivalents will be sufficient to meet its operating expenses and cash requirements through 1998. The Company expects to incur substantial additional development costs prior to reaching profitability. As a result, InSite Vision will require substantial additional funds and the Company may seek private or public equity investments, future collaborative agreements, debt financing, and possibly research funding to meet such needs. Even if the Company does not have an immediate need for additional cash, it may seek access to the private or public equity markets if and when it believes conditions are favorable. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, or at all.

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

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

        The Company will require substantial additional funds to conduct the development and testing of its potential products and to manufacture and market any products that may be developed. The Company's future capital requirements will depend on numerous factors, including the progress of its research and development programs, the progress of preclinical and clinical testing, the ability of the Company to establish additional corporate partnerships for the

                                     9 of 16
development, manufacture and marketing of its potential products, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing collaborative and licensing relationships, and the purchase of additional capital equipment. The Company intends to seek additional funding through public or private equity or debt financings at any time it deems market conditions to be favorable, collaborative or other arrangements, or from other sources. There can be no assurance that additional financing will be available from any of these sources or, if available, that it will be available on acceptable terms. Any failure by the Company to obtain additional funding on acceptable terms, or at all, would have a material adverse effect on the Company's business, financial condition and results of operations. If additional funds are raised by issuing equity securities, significant dilution to existing stockholders may result. If adequate funds are not otherwise available, the Company may be required to delay, scale back or eliminate one or more of its research, discovery or development programs, or to obtain funds through entering into arrangements with collaborators or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products, or to cease operations.

        The Company believes that its cash and cash equivalents will be sufficient to finance its working capital and capital expenditure requirements through 1998.

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE FINANCIAL RESULTS

        The Company has incurred significant operating losses since its inception in 1986 and, as of June 30, 1998, the Company's accumulated deficit was approximately $81.5 million. The amount of net losses and the time required by the Company to reach profitability are uncertain. The Company's ability to achieve profitability depends upon its ability, alone or with others, to complete successful development of its potential products, conduct clinical trials, obtain required regulatory approvals and successfully manufacture and market its products. There can be no assurance that the Company will ever achieve significant revenue or profitability.

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

        In July 1996, the Company entered into agreements with B&L pursuant to which: (i) B&L has agreed to manufacture InSite product candidates at B&L's facility in Tampa, Florida using equipment owned by InSite; B&L and InSite agreed to share the cost of certain leasehold improvements in connection with the installation and operation of the equipment; (ii) B&L received, for a license fee of $500,000, an exclusive worldwide royalty-bearing license to manufacture and market PilaSite; (iii) B&L and InSite agreed to collaborate to develop and sell a new DuraSite based eyedrop formulation; and (iv) B&L made a $2.0 million equity investment in the Company. In connection with this equity investment, the Company issued an aggregate of 415,655 shares of Common Stock to B&L. The Company has determined it will not proceed with PilaSite at this time.

        There can be no assurance that, even if regulatory approvals are obtained, the Company's products will be successfully marketed, or that the Company will be able to conclude arrangements with other companies to support the commercialization of such products on acceptable terms, if at all.

        The Company's strategy for research, development and commercialization of certain of its products requires the Company to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, and is dependent on the diligent efforts and subsequent success of these outside parties in performing their responsibilities. For example, the Company is dependent upon British Biotechnology Pharmaceuticals, Inc. (British Biotech) for the supply of

                                     10 of 16
batimastat and lexipafant, the active drugs incorporated into the Company's ISV-120 and ISV-611 product candidates, respectively. British Biotech is conducting clinical testing of lexipafant for non-ophthalmic indications, but it has discontinued clinical testing of batimastat and informed the Company that it will no longer manufacture the product. The Company may have no source of ongoing raw materials for ISV-120 and, in the future, may also lose its source of supply of lexipafant for ISV-611, and its business may be adversely affected. In addition, there can be no assurance that the Company's collaborators will not take the position that they are free to compete using the Company's technology without compensating or entering into agreements with the Company, or will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including the Company's competitors, as a means for developing treatments for the diseases or disorders targeted by these collaborative programs.


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


                                    11 of 16

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


GOVERNMENT REGULATION AND PRODUCT APPROVAL

        FDA and comparable agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon preclinical and clinical testing, manufacturing and marketing of pharmaceutical products. Lengthy and detailed preclinical and clinical testing, validation of manufacturing and quality control processes, and other costly and time-consuming procedures are required. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. The effect of government regulation may be to delay or to prevent marketing of potential products for a considerable period of time and to impose costly procedures upon the Company's activities. There can be no assurance that the FDA or any other regulatory agency will grant approval for any products developed by the Company on a timely basis, or at all. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. If regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which a product may be marketed. Further, even if regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. Moreover, the FDA has recently reduced previous restrictions on the marketing, sale and prescription of products for indications other than those specifically approved by the FDA. Accordingly, even if the Company receives FDA approval of a product for certain indicated uses, the Company's competitors, including its collaborators, could market products for such indications even if such products have not been specifically approved for such indications. Delay in obtaining or failure to obtain regulatory approvals would have a material adverse effect on the Company's business.

        The FDA's policies may change and additional government regulations may be promulgated which could prevent or delay regulatory approval of the Company's potential products. Moreover, increased attention to the containment of health care costs in the U.S. could result in new government regulations that could have a material adverse effect on the Company's business. The Company is unable to predict the likelihood of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad. See "Risk Factors -- Uncertainty of Product Pricing, Reimbursement and Related Matters."

COMPETITION

        The Company's success depends upon developing and maintaining a competitive position in the development of

                                    12 of 16
products and technologies in its areas of focus. There are many competitors of the Company in the U.S. and abroad, including pharmaceutical, biotechnology and other companies with varying resources and degrees of concentration on the ophthalmic pharmaceuticals market. The Company's competitors may have existing products or products under development which may be technically superior to those of the Company or which may be less costly or more acceptable to the market. Competition from such companies is intense and expected to increase as new products enter the market and new technologies become available. The Company's competitors, many of which have substantially greater financial, technical, marketing and human resources than the Company, may also succeed in developing technologies and products that are more effective, safer, less expensive or otherwise more commercially acceptable than any which have been or are being developed by the Company. The Company's competitors may obtain cost advantages, patent protection or other intellectual property rights that would block or limit the Company's ability to develop its potential products, or may obtain regulatory approval for the commercialization of their products more effectively or rapidly than the Company. To the extent that the Company determines to manufacture and market its products by itself, it will also compete with respect to manufacturing efficiency and marketing capabilities, areas in which it has limited or no experience.

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

        In addition, in the U.S. and elsewhere, sales of health care products are dependent in part on the availability of reimbursement from third party payers, such as government and private insurance plans. Significant uncertainty exists as to

                                    13 of 16
the reimbursement status of newly approved health care products, and third party payers are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more products to the market, there can be no assurance that reimbursement from third party payers will be available or will be sufficient to allow the Company to sell its products on a competitive or profitable basis.

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

CONTROL BY MANAGEMENT AND EXISTING STOCKHOLDERS

        As of June 30, 1998, the Company's management and principal stockholders in the aggregate owned beneficially approximately 20% of the Company's outstanding shares of Common Stock. As a result, these stockholders, acting together, may be able to effectively control most matters requiring approval by the stockholders of the Company, including the election of a majority of the directors and the approval or disapproval of business combinations.

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

CONVERTIBLE SECURITIES; DILUTION; REDEMPTION

        Sales of a substantial number of shares of Common Stock issuable upon conversion of the Series A Convertible Preferred Stock ("Preferred Shares") could adversely affect the market value of the Common Stock, depending upon the


                                    14 of 16
timing of such sales, and may effect a substantial dilution of the book value per share of Common Stock.

          As of June 30, 1998, 4,357 Preferred Shares were issued and outstanding. The actual number of shares of Common Stock issuable upon conversion of the outstanding Preferred Shares will equal (i) the aggregate stated value of the Preferred Shares then being converted ($1,000 per share) plus a premium in the amount of 6% per annum accruing from September 12, 1997 through the date of conversion, divided by (ii) a conversion price equal to the lower of $2.127 or the product of the average of the lowest closing bid prices for the Common Stock for any five (5) trading days during the twenty-two (22) consecutive trading day period immediately preceding the date of conversion (subject to adjustment in accordance with the terms of the Certificate, as defined below) multiplied by a conversion percentage equal to (A) 90% if the conversion occurs prior to June 10, 1998, (B) 87.5% if the conversion occurs on or after June 10, 1998 and prior to September 13, 1998, (C) 85% if the conversion occurs on or after September 13, 1998 and prior to December 7, 1998, or (D) 82.5% if the conversion occurs on or after December 7, 1998. For a complete description of the relative rights, preferences, privileges, powers and restrictions of the Preferred Shares, see the Certificate of Designations, Preferences and Rights (the "Certificate") attached as Exhibit 4.1 to the Registration Statement on Form S-3 filed with the Commission on September 29, 1997. Depending on market conditions at the time of conversion, the number of shares of Common Stock issuable could increase significantly in the event of a decrease in the trading price of the Common Stock. Purchasers of Common Stock could therefore experience substantial dilution upon conversion of the Preferred Shares. In addition, in the event that any holder of Preferred Shares is unable to convert any such securities into Common Stock, any or all such holders may cause the Company to redeem any such Preferred Shares that cannot be so converted. In the event that the Company fails to so redeem such shares, the holders of the Preferred Shares are entitled to additional remedies as set forth in the Certificate.

PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

On June 8, 1998, the Company held its Annual Meeting of Stockholders at which the stockholders approved:

(1) The election of S. Kumar Chandrasekaran, Ph.D., Mitchell H. Friedlaender, M.D., John L. Mattana, John E. Lucas, and Anders P. Wiklund to the Board of Directors to serve until the next annual meeting or until their successors are elected and qualified. The following directors received the number of votes set opposite their respective names:

                                                 For Election        Withheld
    S. Kumar Chandrasekaran, Ph.D.                12,109,373         1,298,645
    Mitchell H. Friedlaender, M.D.                12,105,723         1,302,295
    John L. Mattana                               12,081,839         1,326,179
    John E. Lucas                                 12,096,861         1,311,157
    Anders P. Wiklund                             12,096,423         1,311,595

(2) The approval of a series of amendments to the Company's 1994 Stock Option Plan (the "1994 Plan"), including (i) change the date on which the annual option grants are to be made to continuing non-employee Board members from the date of each Annual Stockholders Meeting to the date of the first Board meeting held in December each year, beginning with the option grants made on December 15, 1997, (ii) increase the number of shares of Common Stock for which option grants are to be made annually to the continuing non-employee Board members from 5,000 shares to 10,000 shares, effective with the December 15, 1997 option grants, (iii) except for the December 15, 1997 option grants, impose the requirement that a non-employee Board member will be eligible to receive an annual 10,000-share option grant only if that individual did not receive his or her initial 10,000-share option grant within the preceding six (6) months and (iv) eliminate the provisions of the 1994 Plan which impose a 150,000-share limitation on the maximum number of shares issuable under the Automatic Option Grant Program. Such proposal received 10,935,921 votes for approval, 2,366,545 against the approval, 105,552 votes abstained.

(3) The ratification and approval of the Company's issuance in September 1997 of 7,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share ("Series A Stock"), to a group of five investors at a per share price of $1,000 and the issuance of a warrant to purchase 70 shares of Series A Stock at an exercise price of $1,000 per share to the Placement Agent for such transaction. Such proposal received 6,458,910 votes for approval, 670,283 against approval, 123,060 votes abstained and there were 6,155,765 broker non-votes.
                                    15 of 16

(4) The ratification of the Company's appointment of Ernst & Young LLP as the Company's independent certified public accountants for the 1998 fiscal year. Such proposal received 13,258,113 votes for ratification, 106,659 against ratification and 43,246 votes abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)      Exhibits

        27         Financial Data Schedule


b)      Reports on Form 8-K

        No Reports on Form 8-K were filed in the quarter ended June 30, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             INSITE VISION INCORPORATED

Dated:  August 14, 1998                  by: /s/   S. Kumar Chandrasekaran
                                             ----------------------------------
                                             S. Kumar Chandrasekaran, Ph.D.
                                             Chairman of the Board
                                             and Chief Executive Officer
                                             (on behalf of the registrant)


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