Form 10-Q
period 1998-09-30
INSITE VISION INC
filed 1998-11-16
CIK 802724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998




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

         The number of shares of Registrant's common stock, $.01 par value, outstanding as of September 30, 1998: 15,270,388.

                           QUARTERLY REPORT ON FORM 10-Q
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at
         September 30, 1998 and December 31, 1997..............................3

         Condensed Consolidated Statements of Operations
         For the three and nine months ended September 30, 1998 and 1997.......4

         Condensed Consolidated Statements of Cash Flows
         For the nine months ended September 30, 1998 and 1997.................5

         Notes to Condensed Consolidated Financial Statements  ................6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.........................7


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits ............................................................16

         Reports on Form 8-K..................................................16


                                    2 of 16

PART I  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           INSITE VISION INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                   September 30,            December 31,
(in thousands, except share and per share amounts)                      1998                    1997
-----------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                 $             2,994     $             8,660
     Prepaid expenses and other current assets                                  81                     303
                                                                  -----------------        ----------------
Total current assets                                                         3,075                   8,963

Property and equipment, at cost:
     Laboratory and other equipment                                          2,010                   2,731
     Leasehold improvements                                                     58                     163
     Furniture and fixtures                                                     39                     390
                                                                  -----------------        ----------------
                                                                             2,107                   3,284
Accumulated depreciation                                                     1,030                   1,701
                                                                  -----------------        ----------------
                                                                             1,077                   1,583
                                                                  -----------------        ----------------

Total assets                                                   $             4,152     $            10,546
                                                                  =================        ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                          $               428     $               109
     Accrued liabilities                                                       213                     428
     Accrued compensation and related expense                                  525                     445
                                                                  -----------------        ----------------
Total current liabilities                                                    1,166                     982

Commitments

Redeemable preferred stock, $.01 par value, 5,000,000                        3,557                   7,533
     shares authorized; 2,902 shares issued and outstanding
     at September 30, 1998; 6,700 shares issued and
     outstanding at December 31, 1997;  redemption value
     $4,313,000 at September 30, 1998; redemption value
     $10,590,000 at December 31, 1997

Common stockholders' equity:
     Common stock, $.01 par value, 30,000,000 shares
       Authorized; 15,270,388 issued and outstanding at
       September 30, 1998; 13,279,153 issued and
       Outstanding at December 31, 1997                                        153                     133
     Additional paid-in-capital                                             83,475                  78,698
     Accumulated deficit                                                   (84,199)                (76,800)
                                                                  -----------------        ----------------
Common stockholders' equity                                                   (571)                  2,031
                                                                  -----------------        ----------------

Total liabilities, redeemable preferred stock and common
stockholders' equity                                           $             4,152     $            10,546
                                                                  =================        ================

See accompanying notes to condensed consolidated financial statements.


                                    3 of 16

                           INSITE VISION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Three months ended September 30,        Nine Months Ended September 30,
(in thousands, except per share amounts)                1998                1997               1998                1997
------------------------------------------------------------------------------------------------------------------------------

Royalty revenues                               $                3  $              11  $               21  $               40

Operating expenses:
     Research and development                               1,940              1,943               5,193               5,394
     General and administrative                               716                702               2,005               2,412
                                                    --------------      -------------     ---------------     ----------------
          Total operating expenses                          2,656              2,645               7,198               7,806
                                                    --------------      -------------     ---------------     ----------------

Loss from operations                                       (2,653)            (2,634)             (7,177)             (7,766)

Interest and other income                                      75                 65                 257                 257

Interest expense                                                -                (2)                   -                  (9)
                                                    --------------      -------------     ---------------     ----------------

Net loss                                                   (2,578)            (2,571)             (6,920)             (7,518)

Non-cash preferred dividends                                 (104)            (1,073)               (479)             (1,073)
                                                    --------------      -------------     ---------------     ----------------

Net loss applicable to common stockholders     $                   $                  $                   $
                                                           (2,682)            (3,644)             (7,399)             (8,591)
                                                    ==============      =============     ===============     ================

Net loss per share applicable to common
     stockholders                              $            (0.18)  $          (0.28)  $           (0.51)  $           (0.66)
                                                    ==============      =============     ===============     ================

Shares used to calculate net loss per share -
     basic and diluted                                     14,971             13,098              14,616              12,992
                                                    ==============      =============     ===============     ================

No cash dividends were declared or paid during the periods set forth above.


See accompanying notes to condensed consolidated financial statements.


                                    4 of 16

                           INSITE VISION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Nine months ended September 30,
(in thousands)                                                          1998                    1997
-----------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net loss                                                       $            (6,920)     $           (7,518)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Depreciation and amortization                                             638                     615
     Changes in:
          Prepaid expenses and other current assets                            222                      38
          Accounts payable and accrued liabilities                             223                     448
                                                                  -----------------        ----------------
Net cash used in operating activities                                       (5,837)                 (6,417)

INVESTING ACTIVITIES
Purchases of property and equipment                                            (26)                   (689)
                                                                  -----------------        ----------------
Net cash used in investing activities                                          (26)                   (689)

FINANCING ACTIVITIES
Principal payments on notes payable                                              -                     (92)
Issuance of preferred stock, net                                                 -                   6,534
Issuance of common stock, net                                                  197                   1,103
                                                                  -----------------        ----------------
Net cash provided by financing activities                                      197                   7,545

Net (decrease) increase in cash and cash equivalents                        (5,666)                    439
Cash and cash equivalents, beginning of period                               8,660                  10,518
                                                                  -----------------        ----------------

Cash and cash equivalents, end of period                       $             2,994     $            10,957
                                                                  =================        ================

Supplemental disclosures:
     Non-cash preferred dividends                              $               479     $             1,073
                                                                  =================        ================

     Non-cash conversion of redeemable preferred stock
       to common stock                                         $             4,494     $                 -
                                                                  =================        ================

     Interest paid in cash                                     $                 -     $                 9
                                                                  =================        ================


See accompanying notes to condensed consolidated financial statements.


                                     5 of 16

                           INSITE VISION INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 1  -   BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for any future period.

            The Company will require substantial additional funds to conduct the development and testing of its potential products and to manufacture and market any products that may be developed. The Company's future capital requirements will depend on numerous factors, including the progress of its research and development programs, the progress of preclinical and clinical testing, the ability of the Company to establish additional corporate partnerships for the development, manufacture and marketing of its potential products, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing collaborative and licensing relationships, and the purchase of additional capital equipment. The Company is currently seeking additional funding through public or private equity or debt financing, collaborative or other arrangements, and from other sources. There can be no assurance that additional financing will be available from any of these sources or, if available, that it will be available on acceptable terms. Any failure by the Company to obtain additional funding on acceptable terms, or at all, will have a material adverse effect on the Company's business, financial condition and results of operations. If additional funds are raised by issuing equity securities, significant dilution to existing stockholders may result. If adequate funds are not available, the Company will be required to delay, scale back or eliminate one or more of its research, discovery or development programs, scale back or cease operations altogether or obtain funds through entering into arrangements with collaborators or others on disadvantageous terms that may, among other things, require the Company to relinquish rights to certain of its technologies, product candidates or products.

            These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 -    COMPREHENSIVE INCOME

            As of January 1, 1998, the Company adopted Financial Accounting Standards Board Statement 130, "Reporting Comprehensive Income." Statement 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholder's equity, to be included in other comprehensive income. During the first nine months of 1998 and 1997, total comprehensive income was equal to total net loss as reported.


                                    6 of 16

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

            Except for the historical information contained herein, the discussion in this Quarterly Report may be deemed to contain certain forward-looking statements, such as statements of the Company's plans, objectives, expectations and intentions, that involve risks and uncertainties. The cautionary statements made in this Quarterly Report, including those set forth below under the heading "Risk Factors," should be read as being applicable to all relevant forward-looking statements wherever they appear in this Quarterly Report. The Company's actual results could differ materially from those discussed herein.

OVERVIEW

            InSite Vision Incorporated ("InSite," "InSite Vision" or the "Company") is developing genetically-based tools for the diagnosis and prognosis of glaucoma and ophthalmic pharmaceutical products based on its proprietary DuraSite(R) eyedrop-based drug delivery technology.

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

            The Company has international and national collaborations with academic institutions for the identification and clinical evaluation of its genetic markers for glaucoma. To date, the Company's academic collaborators at the University of California, San Francisco ("UCSF") and the University of Connecticut Health Center ("UCHC") have identified genes associated with primary open-angle glaucoma (the most prevalent form of the disease in adults), juvenile glaucoma and primary congenital glaucoma. A prototype diagnostic/prognostic technology, ISV-900, which is capable of identifying multiple glaucoma genetic markers from a single sample, has been developed and the Company is discussing its commercialization with several potential partners. The Company has engaged the services of PaineWebber to help it assess the strategic opportunities that have developed from the commercialization discussions.

            Another result of the glaucoma genetics research has been the development of the ISV-205 product candidate. This DuraSite formulation contains a drug that has been shown in cell and organ culture systems to inhibit the production of a protein that appears to cause glaucoma. During the quarter ended September 30, 1998 the Company began a Phase II trial of ISV-205. If it proves efficacious, ISV-205 will be the first product that treats the cause of glaucoma instead of its symptoms.

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

            The Company is focusing its research and development on (i) ISV-900 for prognosis and diagnosis of glaucoma and (ii) ISV-205 for the prevention and treatment of glaucoma and the treatment of inflammation.

            To date, InSite Vision has not received any revenues from the sale of products, although it has received a small amount of royalties from the sale of products by third parties using the Company's licensed technology. The Company has been unprofitable since its inception due to continuing research and development efforts, including preclinical studies,


                                     7 of 16
clinical trials and manufacturing of its product candidates. The Company has financed its research and development activities and operations primarily through private and public placement of its equity securities and, to a lesser extent, from collaborative agreements.

            As of September 30, 1998, the Company's accumulated deficit was approximately $84.2 million. There can be no assurance that InSite Vision will ever achieve either significant revenues or profitable operations.

RESULTS OF OPERATIONS

            The Company earned royalty revenues of $3,000 and $11,000 in the third quarter of 1998 and 1997, respectively, and $21,000 and $40,000 during the nine months ended September 30, 1998 and 1997, respectively, from sales of AquaSite(R) by CIBA Vision. To date, the Company has not relied on royalty revenues to fund its activities.

            Research and development expenses were $1.9 million for both the second quarter of 1998 and the second quarter of 1997, with a 4% decrease to $5.2 million from $5.4 million during the nine months ended September 30, 1998 and 1997, respectively. The expenditures in the first nine months of 1997 included one time payments for options to license technologies related to ISV-900, the Company's glaucoma genetics program, and ISV-014, a retinal drug delivery device, which were not required during the first nine months of 1998. The expenditures made in the first nine months of 1998 included costs for patent applications filed in both the United States and internationally for technologies related to ISV-900 and ISV-014.

            General and administrative expenses increased 2% during the third quarter of 1998 to $716,000 from $702,000 during the third quarter of 1997, but decreased 17% to $2.0 million from $2.4 million during the nine months ended September 30, 1998 and 1997, respectively. The decrease for the nine month period was primarily due to lower consulting, temporary labor and insurance costs, mainly in the area of finance and administration. During the nine months ended September 30, 1998, full time employees replaced certain consultants and temporary personnel resulting in lower consulting and temporary labor costs in 1998 when compared to 1997. The decrease in insurance costs is mainly due to a decrease in premiums for the Company's director's and officer's liability insurance.

            The Company incurred net losses applicable to common stockholders of $2.7 million and $3.6 million during the third quarter of 1998 and 1997, respectively, resulting in net losses of $7.4 million and $8.6 million for the first nine months of 1998 and 1997, respectively. The decrease for the third quarter of 1998 compared to 1997 was due primarily to a decrease in non-cash preferred dividends on the Series A Preferred Stock of $969,000. The decrease for the nine month period ended September 30, 1998 compared to 1997 included decreases in the non-cash preferred dividends on the Series A Preferred Stock of $594,000, in general and administrative expenses and in research and development expenses. The Company expects to incur substantial additional losses over the next several years. These losses are expected to fluctuate from period to period based primarily on the level of the Company's product development and clinical activities.

LIQUIDITY AND CAPITAL RESOURCES

            Through 1995, InSite Vision financed its operations primarily through private placements of preferred stock, totaling approximately $32 million, and an October 1993 public offering of Common Stock, which resulted in net proceeds of approximately $30 million. After 1995, the Company financed its operations primarily through a January 1996 private placement of Common Stock and warrants resulting in net proceeds of approximately $4.7 million and an April 1996 public offering which raised net proceeds of approximately $8.1 million. In accordance with a July 1996 agreement between the Company and B&L, the Company received a total of $2.0 million from the sale of Common Stock in August 1996 and 1997. In September 1997, the Company completed a $7.0 million private placement of 7,000 shares of Series A Redeemable Convertible Preferred Stock (Series A preferred stock) for which net proceeds were approximately $6.5 million.

            At September 30, 1998, the Company had cash and cash equivalents totaling $3.0 million compared to $8.7 million as of December 31, 1997. It is the Company's policy to invest these funds in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt.

            The use of cash and cash equivalents of $5.7 million in the nine months ended September 30, 1998 related primarily to expenditures for operating activities. In the nine months ended September 30, 1997, the increase in cash and cash equivalents was primarily related to the private placement of Series A preferred stock of $6.5 million and $1.0 million


                                    8 of 16
for the sale of common stock to B&L. These sources of cash were offset primarily by operating activities of $6.4 million and additions to capital equipment of $689,000. Substantially all of the 1997 additions to capital equipment related to the Company's portion of improvements at B&L's facilities in Tampa, Florida.

            During the nine months ended September 30, 1998, the Company issued stock upon the exercise of warrants issued in the January 1996 private placement that resulted in net cash proceeds of $162,000. The remaining proceeds from the issuance of common stock of $35,000 for the nine months ended September 30, 1998 resulted from the exercise of stock options and stock issued under the Company's employee stock purchase plan.

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

            The Company believes that its cash and cash equivalents will be sufficient to meet its operating expenses and cash requirements through December 31, 1998. The Company expects to incur substantial additional development costs prior to reaching profitability. As a result, InSite Vision needs to raise substantial additional funds and the Company is currently seeking private or public equity investments, future collaborative agreements, debt financing, and possibly research funding to meet such needs. There can be no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, or at all. In the future, even if the Company does not have an immediate need for additional cash, it may seek access to the private or public equity markets if and when it believes conditions are favorable.

YEAR 2000

            The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a failure or other computer errors, leading to disruptions in operations.

            The Company has implemented a program to assess its exposure from Y2K related failures in its internal systems. The Company has determined that the majority of the Company's significant operating and accounting systems are year 2000 compliant. The systems that are not currently year 2000 compliant are in the process of being upgraded or replaced. The anticipated cost of these upgrades will be expensed as incurred and are anticipated to be less than $50,000. There can be no assurance that costs will not exceed the Company's estimate. While the Company does not have a comprehensive program for monitoring whether its suppliers' and vendors' systems are year 2000 compliant, it does not believe that non-compliance by any single source provider would have a material impact on its operations. The Company does not expect its financial condition or results of operations to be materially adversely affected by year 2000 issues.


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


                                    9 of 16

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

            The Company will require substantial additional funds to conduct the development and testing of its potential products and to manufacture and market any products that may be developed. The Company's future capital requirements will depend on numerous factors, including the progress of its research and development programs, the progress of preclinical and clinical testing, the ability of the Company to establish additional corporate partnerships for the development, manufacture and marketing of its potential products, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing collaborative and licensing relationships, and the purchase of additional capital equipment. The Company is currently seeking additional funding through public or private equity or debt financing, collaborative or other arrangements, and from other sources. There can be no assurance that additional financing will be available from any of these sources or, if available, that it will be available on acceptable terms. Any failure by the Company to obtain additional funding on acceptable terms, or at all, will have a material adverse effect on the Company's business, financial condition and results of operations. If additional funds are raised by issuing equity securities, significant dilution to existing stockholders may result. If adequate funds are not available, the Company will be required to delay, scale back or eliminate one or more of its research, discovery or development programs, scale back or cease operations altogether or obtain funds through entering into arrangements with collaborators or others on disadvantageous terms that may, among other things, require the Company to relinquish rights to certain of its technologies, product candidates or products.

            The Company believes that its cash and cash equivalents will be sufficient to finance its working capital and capital expenditure requirements through December 31, 1998.

HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE FINANCIAL RESULTS

            The Company has incurred significant operating losses since its inception in 1986 and, as of September 30, 1998, the Company's accumulated deficit was approximately $84.2 million. The amount of net losses and the time required by the Company to reach profitability are uncertain. The Company's ability to achieve significant revenue or profitability depends upon its ability, alone or with others, to complete successful development of its potential products, conduct clinical trials, obtain required regulatory approvals and successfully manufacture and market its products. There can be no assurance that the Company will ever achieve significant revenue or profitability.

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

            To date, the Company has entered into agreements with CIBA Vision for co-exclusive rights with the Company in North America to manufacture and market AquaSite, ToPreSite and ISV-205 for certain non-glaucoma-related ndications. Of these, only AquaSite, an OTC product for which regulatory approval is not required, has been marketed. CIBA Vision assumed all subsequent product development, clinical and regulatory responsibility for ToPreSite, but has no obligation to fund the further development of ISV-205.

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


                                    10 of 16

            There can be no assurance that, even if regulatory approvals are obtained, the Company's products will be successfully marketed, or that the Company will be able to conclude arrangements with other companies to support the commercialization of such products on acceptable terms, if at all.


            The Company's strategy for research, development and commercialization of certain of its products requires the Company to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others, and is dependent on the diligent efforts and subsequent success of these outside parties in performing their responsibilities. For example, the Company is dependent upon British Biotechnology Pharmaceuticals, Inc. (British Biotech) for the supply of batimastat and lexipafant, the active drugs incorporated into the Company's ISV-120 and ISV-611 product candidates, respectively. British Biotech is conducting clinical testing of lexipafant for non-ophthalmic indications, but it has discontinued clinical testing of batimastat and informed the Company that it will no longer manufacture the product. The Company may have no source of ongoing raw materials for ISV-120 and, in the future, may also lose its source of supply of lexipafant for ISV-611, and its business may be adversely affected. In addition, there can be no assurance that the Company's collaborators will not take the position that they are free to compete using the Company's technology without compensating or entering into agreements with the Company, or will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including the Company's competitors, as a means for developing treatments for the diseases or disorders targeted by these collaborative programs.

UNCERTAINTY OF PATENTS AND PROPRIETARY RIGHTS

            The Company's success will depend in large part on its ability to obtain patents, protect trade secrets and operate without infringing upon the proprietary rights of others. A substantial number of patents in the field of ophthalmology and genetics have been issued to pharmaceutical, biotechnology and biopharmaceutical companies. Moreover, competitors may have filed patent applications, may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with those of the Company. There can be no assurance that the Company's patent applications will be approved, that the Company will develop additional proprietary products that are patentable, that any issued patents will provide the Company with adequate protection for its inventions or will not be challenged by others, or that the patents of others will not impair the ability of the Company to commercialize its products. The patent position of firms in the pharmaceutical and genetic industries generally are highly uncertain, involve complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under pharmaceutical and genetic patents. There can be no assurance that others will not independently develop similar products, duplicate any of the Company's products or design around any patents of the Company.

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


                                    11 of 16

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

GOVERNMENT REGULATION AND PRODUCT APPROVAL

            FDA and comparable agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon preclinical and clinical testing, manufacturing and marketing of pharmaceutical products. Lengthy and detailed preclinical and clinical testing, validation of manufacturing and quality control processes, and other costly and time-consuming procedures are required. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. The effect of government regulation may be to delay or to prevent marketing of potential products for a considerable period of time and to impose costly procedures upon the Company's activities. There can be no assurance that the FDA or any other regulatory agency will grant approval for any products developed by the Company on a timely basis, or at all. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. If regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which a product may be marketed. Further, even if regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. Moreover, the FDA has recently reduced previous restrictions on the marketing, sale and prescription of products for indications other than those specifically approved by the FDA. Accordingly, even if the Company receives FDA approval


                                    12 of 16
of a product for certain indicated uses, the Company's competitors, including its collaborators, could market products for such indications even if such products have not been specifically approved for such indications. Delay in obtaining or failure to obtain regulatory approvals would have a material adverse effect on the Company's business.

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

COMPETITION

            The Company's success depends upon developing and maintaining a competitive position in the development of products and technologies in its areas of focus. There are many competitors of the Company in the U.S. and abroad, including pharmaceutical, biotechnology and other companies with varying resources and degrees of concentration on the ophthalmic market. The Company's competitors may have existing products or products under development which may be technically superior to those of the Company or which may be less costly or more acceptable to the market. Competition from such companies is intense and expected to increase as new products enter the market and new technologies become available. The Company's competitors, many of which have substantially greater financial, technical, marketing and human resources than the Company, may also succeed in developing technologies and products that are more effective, safer, less expensive or otherwise more commercially acceptable than any which have been or are being developed by the Company. The Company's competitors may obtain cost advantages, patent protection or other intellectual property rights that would block or limit the Company's ability to develop its potential products, or may obtain regulatory approval for the commercialization of their products more effectively or rapidly than the Company. To the extent that the Company determines to manufacture and market its products by itself, it will also compete with respect to manufacturing efficiency and marketing capabilities, areas in which it has limited or no experience.

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


                                    13 of 16

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

CONTROL BY MANAGEMENT AND EXISTING STOCKHOLDERS

            As of September 30, 1998, the Company's management and principal stockholders in the aggregate owned beneficially approximately 19% of the Company's outstanding shares of Common Stock. As a result, these stockholders, acting together, may be able to effectively control most matters requiring approval by the stockholders of the Company, including the election of a majority of the directors and the approval or disapproval of business combinations.

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


                                    14 of 16

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


CONVERTIBLE SECURITIES; DILUTION; REDEMPTION

            Sales of a substantial number of shares of Common Stock issuable upon conversion of the Series A Convertible Redeemable Preferred Stock ("Preferred Shares") could adversely affect the market value of the Common Stock, depending upon the timing of such sales, and may effect a substantial dilution of the book value per share of Common Stock.

            As of September 30, 1998, 2,902 Preferred Shares were issued and outstanding. The actual number of shares of Common Stock issuable upon conversion of the outstanding Preferred Shares will equal (i) the aggregate stated value of the Preferred Shares then being converted ($1,000 per share) plus a premium in the amount of 6% per annum accruing from September 12, 1997 through the date of conversion, divided by (ii) a conversion price equal to the lower of $2.127 or the product of the average of the lowest closing bid prices for the Common Stock for any five (5) trading days during the twenty-two (22) consecutive trading day period immediately preceding the date of conversion (subject to adjustment in accordance with the terms of the Certificate, as defined below) multiplied by a conversion percentage equal to (A) 85% if the conversion occurs on or after September 13, 1998 and prior to December 7, 1998, or (B) 82.5% if the conversion occurs on or after December 7, 1998. For a complete description of the relative rights, preferences, privileges, powers and restrictions of the Preferred Shares, see the Certificate of Designations, Preferences and Rights (the "Certificate") attached as Exhibit 4.1 to the Registration Statement on Form S-3 filed with the Commission on September 29, 1997. Depending on market conditions at the time of conversion, the number of shares of Common Stock issuable could increase significantly in the event of a decrease in the trading price of the Common Stock. Purchasers of Common Stock could therefore experience substantial dilution upon conversion of the Preferred Shares. In addition, in the event that any holder of Preferred Shares is unable to convert any such securities into Common Stock, any or all such holders may cause the Company to redeem in cash any such Preferred Shares that cannot be so converted. In the event that the Company fails to so redeem such shares, the holders of the Preferred Shares are entitled to additional remedies as set forth in the Certificate.

            In addition, in the event the Company's common stock is delisted from the American Stock Exchange ("AMEX") any or all of the holders of the Preferred Shares may cause the Company to redeem such shares. And, if the Company fails to so redeem such shares, such holders are entitled to additional rememdies as set forth in the Certificate. In view of the Company's current financial condition, there can be no assurance that the Company's shares will not be delisted from the AMEX.

                                    15 of 16

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)       Exhibits

         27 Financial Data Schedule


b)       Reports on Form 8-K

         No Reports on Form 8-K were filed in the quarter ended September 30, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             INSITE VISION INCORPORATED


Dated:  November 13, 1998                    by: /s/   S. Kumar Chandrasekaran
                                                 -----------------------------

                                             S. Kumar Chandrasekaran, Ph.D.
                                             Chairman of the Board
                                             and Chief Executive Officer
                                             (on behalf of the registrant)




                                             by: /s/   Michael D. Baer
                                                 -----------------------------

                                             Michael D. Baer
                                             Chief Financial Officer
                                             (as principal financial officer of
                                             the registrant)


                                    16 of 16