Form 10-K
period 1998-12-31
INSITE VISION INC
filed 1999-03-31
CIK 802724

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

                   For the fiscal year ended December 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
              Title of each class                     on which registered
              -------------------                    ---------------------
         Common Stock, $.01 par value               American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the registrant as of March 26, 1999: $15,008,759 (based upon the closing sale price of the Common Stock on March 26, 1999). Number of shares of Common Stock, $.01 par value, outstanding as of March 26, 1999: 18,781,528. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the Common Stock have been excluded from such calculation as such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Designated portions of the following document are incorporated by reference into this Report on Form 10-K where indicated: portions of the Proxy Statement for the registrant's 1999 Annual Meeting of Stockholders which is estimated to be held on or about June 7, 1999 are incorporated by reference into
Part III.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS


                                                                                          Page
                                                                                          ----
PART I
        Item 1.  Business.................................................................  1
        Item 2.  Properties............................................................... 20
        Item 3.  Legal Proceedings........................................................ 20
        Item 4.  Submission of Matters to a Vote of Security Holders...................... 20

PART II
        Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.... 20
        Item 6.  Selected Financial Data.................................................. 22
        Item 7.  Management's Discussion and Analysis of Financial Condition and Results
                 of Operations............................................................ 23
        Item 7a. Qualitative and Quantitative Disclosures About Market Risk............... 26
        Item 8.  Financial Statements and Supplementary Data.............................. 27
        Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure............................................................... 40

PART III
        Item 10  Directors and Executive Officers of the Registrant....................... 40
        Item 11. Executive Compensation................................................... 40
        Item 12. Security Ownership of Certain Beneficial Owners and Management........... 40
        Item 13. Certain Relationships and Related Transactions........................... 40

PART IV
        Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K......... 40

                                     PART I

ITEM 1.  BUSINESS

        Except for the historical information contained herein, the discussion in this Annual Report on Form 10-K may contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below in "Risk Factors," as well as those discussed elsewhere herein.


                                   THE COMPANY

        InSite Vision Incorporated ("InSite," "InSite Vision" or the "Company") is an ophthalmic product development company focused on genetic research for diagnosis and prognosis of glaucoma and glaucoma treatments using its proprietary DuraSite(R) technology.

        Glaucoma Genetics. The Company's glaucoma genetics program, which is being carried out in collaboration with academic researchers, is focused on discovering genes that are associated with glaucoma, and the mutations on these genes that cause the disease. This genetic information then may be applied to develop new glaucoma diagnostic, prognostic and management tools. To date, the Company's academic collaborators have identified genes associated with primary open-angle glaucoma (the most prevalent form of the disease in adults), juvenile glaucoma and primary congenital glaucoma. A prototype diagnostic/prognostic technology, ISV-900, which is capable of identifying multiple glaucoma genetic markers from a single sample, has been developed and the Company is discussing its commercialization with several potential partners. The Company's academic collaborators for its glaucoma genetics program are at the University of California, San Francisco ("UCSF"), the University of Connecticut Health Center ("UCHC") and other institutions in North America and Europe.

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

        The first product utilizing the DuraSite technology, AquaSite(R) dry eye treatment, was launched as an over-the-counter ("OTC") medication in 1992 by CIBA Vision Ophthalmics ("CIBA Vision"), to which the Company has licensed certain co-exclusive rights. In connection with its DuraSite development efforts, the Company has established collaborations with Pharmacia & Upjohn, Inc. ("P&U") and British Biotechnology Pharmaceuticals, Inc. ("British Biotech"), among others and has licensed marketing rights to certain DuraSite-based product candidates to P&U, CIBA Vision and Bausch & Lomb Incorporated ("B&L").

        In January 1999, the Company entered into a license agreement and stock purchase agreement with P&U for the exclusive worldwide rights to ISV-205 for glaucoma. (See "--Collaborative and Licensing Agreements" for additional information on the agreements.) In an effort to expedite the development of ISV-205, and meet certain milestones in the agreement, the Company is currently focusing its DuraSite related research on the development of ISV-205 which is in Phase II testing.

       Due to the continued development of the glaucoma genetics and treatment programs, during 1998 the Company elected to utilize additional resources in this area rather than to continue the internal development of its other DuraSite-based product candidates and its retinal drug delivery system at this time. Accordingly, the Company has deferred further development of its ISV-120 product candidate. Additionally, the Company has determined it will not continue to pursue ISV-611, its product candidate for allergic conjunctivitis at this time.

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


OPHTHALMIC PHARMACEUTICAL MARKET

        In 1998, the market for ophthalmic prescription pharmaceuticals in the U.S. was approximately $1.4 billion. The principal categories of ophthalmic drugs are glaucoma treatments ($566 million), anti-biotics ($237 million), anti-allergic ($203 million), and anti-viral ($186 million) products. However many eye conditions, including those that involve damage to the retina, are untreated at present. For example, macular degeneration, which affects 10 million or more people in the U.S., and diabetic retinopathy, a frequent complication of diabetes, have no effective drug treatments and surgical interventions for these diseases carry risks of significant side effects.

        Glaucoma is the leading cause of preventable blindness in the U.S., affecting two to three million people. It is estimated that 67 million people worldwide will have glaucoma by the year 2000. The prevalence of the disease in first-degree relatives of affected patients has been documented to be as high as seven to ten times that of the general population. Glaucoma also may occur as a complication of conditions such as diabetes, or as a result of extended steroid use.

        The prevalence of eye disease is ten times greater in persons over the age of 65 than under age 65, and the U.S. Census Bureau projects that the U.S. population over age 65 will increase from 34 million in 1997 to approximately 69 million by the year 2030. This aging of the population in the U.S. and other developed countries is a significant factor that the Company believes will contribute to increased demand for new ophthalmic products.

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

                         PRODUCTS AND PRODUCT CANDIDATES

------------------------------------------------------------------------------------------------
                                                     ANTICIPATED
        PRODUCT               INDICATIONS              BENEFITS               STATUS(1)
    GLAUCOMA GENETICS
       ISV - 900               Glaucoma             Detect disease       Pre-commercialization(2)
                              prognostic/           susceptibility
                              diagnostic

    GLAUCOMA PRODUCT
       CANDIDATES

       ISV - 205            Steroid-induced     Treat/prevent disease         Phase II
                            IOP elevation,           progression
                               glaucoma

       ISV - 208               Glaucoma        Once daily product with      Phase I/II(3)
                                                   improved comfort

 OTHER TOPICAL PRODUCT
 AND PRODUCT CANDIDATES

        AquaSite                Dry eye             Reduced dosing         Marketed (OTC)
                                                frequency and extended
                                                  duration of action

       ISV - 120               Pterygium           No satisfactory           Phase II(3)
                              recurrence           existing therapy
                              prevention

       ISV - 205           Inflammation and    Reduced dosing frequency      Preclinical
                               analgesia

   RETINAL DEVICE AND
        PRODUCT

       ISV - 014             Retinal drug       Non-surgical delivery         Research
                            delivery device     of drugs to the retina

------------------------------------------------------------------------------------------------

(1) All products except ISV-900, AquaSite and ISV-014 are expected to be prescription pharmaceuticals. As denoted in the table, "Preclinical" indicates that a specific compound is being tested in preclinical studies in preparation for filing an investigational new drug application ("IND"). For a description of preclinical trials, IND, Phase I, Phase II and Phase III clinical trials and NDA, see "--Government Regulation."

(2) A prototype diagnostic/prognostic technology has been developed and the Company is discussing its commercialization with several potential partners.

(3) Current research and development and clinical activities on these products are being deferred as resources are focused on ISV-900 and ISV-205.

GLAUCOMA GENETICS

        Glaucoma is the leading cause of preventable blindness in the U.S., affecting an estimated two to three million people. Glaucoma-related pharmaceutical sales were approximately $560 million in the U.S. in 1998. The most prevalent form of glaucoma in adults is primary open-angle glaucoma. Other forms of the disease include primary congenital glaucoma, a leading cause of blindness in infants, and juvenile glaucoma that effects children and young adults.

        Often called the "sneak thief of sight" because of its lack of symptoms, glaucoma is believed to result when the flow of fluid through the eye is impaired. This may lead to elevated intraocular pressure ("IOP"), which increases pressure on the optic nerve and can cause irreversible vision loss if left untreated. One form of glaucoma is associated with individuals who have normal eye pressure. It is estimated that one-third of the U.S. glaucoma patients and three-quarters of the glaucoma patients in Japan have this form of the disease. These patients cannot be identified with standard glaucoma screening tests that only measure a patient's eye pressure and usually incur visual field loss before they are diagnosed.

         ISV-900. There is accumulating evidence that genetic predisposition is a major factor in the development of several forms of glaucoma. (Recent data has indicated the prevalence of primary open-angle glaucoma ("POAG") in first-degree relatives of affected patients to be as high as 7 to 10 times that of the general population.) InSite Vision has formed research collaborations with scientists at institutions located in North America, Europe and Japan both to identify the genes associated with different forms of glaucoma and to build a database of information on how these genes affect the progression of the disease in different populations.

        Current glaucoma tests are generally unable to detect the disease before substantial damage to the optic nerve has occurred. Gene-based tests may make it possible to identify patients at risk and initiate treatment before permanent optic nerve damage and vision loss occurs. The Company's ISV-900 program is intended to discover the appropriate genetic markers for certain forms of glaucoma and to incorporate those markers into prognostic, diagnostic and management tools.

        The Company's researchers have identified several genes related to POAG including TIGR, GLC1B, GLC1D and GLC1E. Additionally, the CYP1B1 gene has been identified which is related to primary congenital glaucoma ("PCG"). The Company has obtained exclusive worldwide licenses for the rights to commercialize research related to the TIGR gene and associated mutations from the Regents of the University of California ("UC Regents") and the CYP1B1 gene and associated mutations from UCHC. The Company also holds an option to an exclusive worldwide license for the GLC1B, GLC1D and GLC1E genes.

        InSite Vision currently holds patents issued on the TIGR cDNA, the TIGR antibody, methods for the diagnosis of glaucoma using the TIGR technology and methods for the diagnosis of glaucoma using the CYP1B1 technology. Additional patents related to ISV-900 are currently pending.

GLAUCOMA CANDIDATES

        ISV-205. InSite Vision's ISV-205 product candidate contains the drug diclofenac formulated in the DuraSite sustained-release delivery vehicle. Diclofenac is a non-steroidal anti-inflammatory drug ("NSAID") currently used to treat ocular inflammation. NSAIDs can block steroid-induced IOP elevation by inhibiting the production of the TIGR protein that appears to affect the fluid balance in the eye. The ISV-205 product candidate contains concentrations of diclofenac which have been shown in cell and organ culture systems to inhibit the production of the TIGR protein.

        A Phase II clinical study was started in 1998 to evaluate the efficacy of two concentrations of diclofenac. Results of this study are currently anticipated to be released by the third quarter of 1999. The initial indication being studied is the prevention of IOP elevation following steroid use. Other potential indications may include glaucoma prevention, analgesia and other anti-inflammatory indications. Co-exclusive rights, in the U.S., to develop, manufacture, use and sell ISV-205 to treat inflammation and infection or analgesia, were licensed to CIBA Vision in May 1996.

        In January 1999, the Company entered into an exclusive worldwide royalty-bearing license agreement with P&U for ISV-205 for glaucoma. The license provides for research and development payments to be made to the Company by P&U and for P&U to assume responsibility for the development of the product upon completion of the Phase II study currently being conducted by the Company. P&U also made an equity investment in the Company and may make additional future equity investments if certain project milestones are achieved. See "--Collaborative and Licensing Agreements" for additional information on the agreement.

        ISV-208. During 1996, the Company entered into an agreement with B&L to develop a DuraSite-based formulation of an ophthalmic beta-blocker for the once-daily treatment of elevated IOP associated with glaucoma and ocular hypertension. Under the terms of the agreement, B&L obtained worldwide exclusive rights to manufacture, use and sell the new formulation. During 1998 a Phase I/II clinical study was completed with positive results. Current activity on this project is being deferred as resources are focused on ISV-900 and ISV-205.


OTHER TOPICAL PRODUCT AND PRODUCT CANDIDATES

        AquaSite. The first product utilizing InSite's DuraSite technology was introduced to the OTC market in the U.S. in October 1992 by CIBA Vision. The Company receives a royalty on sales of AquaSite by CIBA Vision. The product contains the DuraSite formulation and demulcents for the symptomatic treatment of dry eye. In March 1999, the Company licensed the product to Global Damon Pharm, a Korean company. The license is royalty-bearing and is exclusive in the Republic of Korea for up to a 10 year period.

        ISV-120 is a DuraSite-based ophthalmic formulation of batimastat that the Company is evaluating for its potential in preventing the recurrence of pterygium, a vascular overgrowth that occurs on the front of the eye and may impair vision. The Company obtains batimastat, the active ingredient of ISV-120, through a 1992 agreement with British Biotech, which in December 1996 advised the Company that it had discontinued development and manufacturing of this product. See "Risk Factors - Dependence on Third Parties." Current activity on this project is being deferred as resources are focused on ISV-900 and ISV-205.


RETINAL DEVICE AND PRODUCT

        Retinal Delivery System. Another technology platform is comprised of a device, ISV-014, for the controlled, non-surgical delivery of ophthalmic drugs to the retina and surrounding tissues. During 1998 the Company conducted reviews of the device by ophthalmic surgeons which resulted in the development of a revised device which no longer uses a cannular delivery system licensed from the University of Rochester ("U. Roch.") in 1997. The combination of this revised device technology with polymer-based drug platforms may permit long term delivery of therapeutic agents to treat several retinal diseases, most of which cannot be effectively treated at the present time.

        Ophthalmic conditions that involve retinal damage include macular degeneration, which affects 10 million or more people in the U.S., and diabetic retinopathy, a common side effect of diabetes. Approximately nine million people in the U.S. are diabetics. Both macular degeneration and diabetic retinopathy can lead to irreversible vision loss and blindness. Current treatment of retinal diseases generally involves surgery and laser treatments that can lead to loss of vision, retinal detachment and infection. There is no effective drug therapy for these conditions.

        ISV-014 is a device for the controlled, non-surgical delivery of ophthalmic drugs to the back of the globe. The device consists of a handle with a distal platform that is placed against the surface of the eye. A small needle connected to a drug reservoir is extended from the platform into the tissues of the eye. Once in place, a metering mechanism controls the amount and rate that the drug is injected into the tissue. This produces a highly localized depot of drug inside the ocular tissues. By controlling both the distance and direction that the needle protrudes, the device greatly reduces the chance that the needle will penetrate through the sclera of the eye into the underlying tissues, which are easily damaged. The Company has filed for two patents related to the device and its use. The Company is currently investigating licensing this technology to a third party.


COLLABORATIVE AND LICENSING AGREEMENTS

        As a key element of its business strategy, the Company has entered into, and will continue to pursue additional research collaborations, licensing agreements and corporate collaborations. However, there can be no assurance that the Company will be able to negotiate acceptable collaborative or licensing agreements, or that its existing collaborative agreements will be successful or will be renewed when they expire.

        Pharmacia & Upjohn. On January 28, 1999, the Company entered into a license agreement and stock purchase agreement pursuant to which InSite granted P&U an exclusive worldwide license to ISV-205 for the treatment of glaucoma. The license calls for (i) P&U to assume responsibility for the development of the product upon completion by InSite of, among other activities, Phase II studies currently being conducted by the Company, (ii) P&U to reimburse InSite for certain research and development expenses and make payments to InSite for on-going technical support, and (iii) the payment by P&U to InSite of royalties on product sales should ISV-205 be successfully commercialized. InSite will continue to bear responsibility for the prosecution and maintenance of the patents subject to the license, among other things. The transaction also called for an equity investment from P&U with the potential for future equity investments at an average of prevailing market prices, if the Company achieves certain milestones.

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

        British Biotech. In November 1992, InSite entered into a collaboration agreement with British Biotech (the "ISV-120 Agreement"), pursuant to which British Biotech has granted InSite the right to conduct, at InSite's own expense, preclinical and clinical trials on British Biotech's batimastat compound and the exclusive option to initiate negotiations with British Biotech to pursue further development of ISV-120. In December 1996 British Biotech advised the Company that it had discontinued its development and manufacturing of this product. Subject to certain rights of early termination, the ISV-120 Agreement will continue until the earlier of a specified period following completion of InSite's last human clinical trial on the compound or June 30, 1998. The Company is currently in negotiations with British Biotech to extend the ISV-120 Agreement.

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

        Columbia Laboratories, Inc. In February 1992, InSite entered into a cross-license agreement (the "Columbia Agreement") with Columbia Laboratories, Inc. ("Columbia"), pursuant to which Columbia granted InSite a perpetual, exclusive, irrevocable, royalty-free license to a polymer technology upon which DuraSite is based. This license permits InSite to make, use and sell products using such polymer technology for non-veterinary ophthalmic indications in the OTC and prescription market in North America and East Asia (the "Columbia Territory"), and in the prescription market in countries outside the Columbia Territory. In exchange, InSite granted Columbia a perpetual, exclusive, irrevocable, royalty-free license, with the right to sublicense and use certain DuraSite technology in the OTC market outside the Columbia Territory. In addition, InSite also granted Columbia a perpetual, exclusive, irrevocable, worldwide license to certain DuraSite technology in the veterinary field. Under certain circumstances, certain of the licenses in the Columbia Agreement become non-exclusive. Subject to certain rights of early termination, the Columbia Agreement continues in effect until the later of January 2002 or expiration of all patents covered by the DuraSite technology to which Columbia has certain rights.

        Global Damon Pharm ("Global Damon") and Kukje Pharma Ind. Co., Ltd. ("Kukje"). In March 1999 the Company entered into a royalty-bearing licensing agreement with Global Damon, a Korean company, to be the exclusive distributor of AquaSite in the Republic of Korea. Concurrently, the Company entered into a manufacturing agreement with Kukje, a Korean company, to produce the AquaSite to be sold by Global Damon.

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


PATENTS AND PROPRIETARY RIGHTS

        Patents and other proprietary rights are important to the Company's business. The Company's policy is to file patent applications seeking to protect technology, inventions and improvements to its inventions that are considered important to the development of its business. Additionally, the Company's policy is to assist the UC Regents and UCHC in filing patent applications seeking to protect inventions which are the subject of the Company's agreements with those institutions. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. InSite's DuraSite drug delivery products are made under patents and applications, including four U.S. patents, owned by Columbia and exclusively licensed to InSite in the field of human ophthalmic applications. See "--Collaborative and Licensing Agreements." In addition, the Company has filed a number of patent applications in the U.S. relating to the Company's DuraSite technology, as well as foreign versions of certain of these applications in many countries. Of these applications, six U.S. patents have been issued. In addition, the Company has obtained two U.S. patents on its unit dose dispenser. The Company has received six additional U.S. patents directed toward certain uses of lazaroids in ophthalmic applications. Of the patent applications licensed from the UC Regents, eight patents have issued. One patent has been issued of the patent applications licensed from UCHC covering the diagnosis of primary congenital glaucoma. Two patent applications have been filed by the Company on its retinal delivery device and its use for delivery of drugs to the retina. Several other patent applications by the Company and by the UC Regents and UCHC relating to the foregoing and other aspects of the Company's business and potential business are also pending.

        The patent positions of pharmaceutical companies, including InSite, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, the Company does not know whether any of its pending patent applications will result in the issuance of patents or if any of its patents will provide significant proprietary protection. Since patent applications are maintained in secrecy until patents issue in the U.S., or such patents are published by foreign regulatory authorities, the Company cannot be certain that it or any licensor was the first to file patent applications for such inventions. Moreover, the Company might have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome were favorable. There can be no assurance that the Company's patents will be held valid or enforceable by a court or that a competitor's technology or product would be found to infringe such patents.

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


RESEARCH AND DEVELOPMENT

        The Company's research and development staff at December 31, 1998 numbered 22 people, of whom 8 have Ph.D's. Research and development expenses sponsored by the Company during 1998 were $6.2 million, which is net of $361,000 funded by (i) B&L, as part of the 1996 ISV-208 joint development agreement, and
(ii) P&U as part of a letter of intent to license ISV-205. During 1997 and 1996, research and development expenses were $7.2 million and $5.5 million, which is net of $534,000 and $366,000, respectively, funded by B&L. See "Business - Collaborative and Licensing Agreements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


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

        CIBA Vision. In 1991, the Company entered into a co-exclusive rights agreement to market the AquaSite product in the U.S. and Canada. Additionally, in May 1996, the Company granted CIBA Vision a co-exclusive U.S. license for ISV-205 for non-glaucoma indications, and co-exclusive marketing rights within the U.S.A. to sell and use ToPreSite. InSite Vision's trademark is being used, under license, by CIBA Vision for AquaSite dry eye treatment and the Company's patents are identified on the AquaSite packaging. The Company received a one time licensing fee and is entitled to royalties based on net sales of the products, if any.

        Bausch and Lomb. In July 1996, the Company entered into an exclusive worldwide royalty-bearing license agreement whereby B&L has agreed to market and sell ISV-208. Under the terms of the agreement, the Company is entitled to royalties based on net sales of the products, if any. See "Risk Factors - Marketing and Sales."

        Pharmacia & Upjohn. In January 1999, the Company entered into an exclusive worldwide royalty-bearing license agreement whereby P&U has agreed to market and sell ISV-205 for glaucoma related indications. Under the terms of the agreement, the Company is entitled to royalties based on net sales of the product, if any.

        Global Damon Pharm ("Global Damon") and Kukje Pharma Ind. Co., Ltd. ("Kuje"). In March 1999 the Company entered into a royalty-bearing licensing agreement with Global Damon, a Korean company, to be the exclusive distributor of AquaSite in the Republic of Korea. Concurrently, the Company entered into a manufacturing agreement with Kuje, a Korean company, to produce the AquaSite to be sold by Global Damon.

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

        Over the longer term, the Company's (and its partners') ability to successfully market the current product, expand its usage and bring new products to the marketplace, will depend on many factors, including the effectiveness and safety of the products, and competing products, approved by the FDA and foreign regulatory agencies, the degree of patent protection afforded to particular products, and the effect of the advent of managed care as an important purchaser of pharmaceutical products. See "Risk Factors Competition."


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

        While the FDA currently does not regulate genetic tests, it has stated that it has the right to do so, and there can be no assurance that the FDA will not seek to regulate such tests in the future. If the FDA should require that genetic tests receive FDA approval prior to their use, there can be no assurance such approval would be received on a timely basis, if at all. The failure to receive such approval could require the Company to develop alternative testing methods, which could result in the delay of such tests reaching the market, if at all. Such a delay could have a materially adverse effect on the Company.

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

        The Company's advisors are as follows:

             Name                                            Position
  ------------------------------  ----------------------------------------------------------
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

EMPLOYEES

        As of December 31, 1998, the Company employed 32 persons, including 28 full time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good. The Company also utilizes independent consultants to advise the Company in certain areas of its scientific and business operations.


                                  RISK FACTORS


IT IS DIFFICULT TO EVALUATE OUR BUSINESS BECAUSE WE ARE IN AN EARLY STATE OF DEVELOPMENT AND OUR TECHNOLOGY IS UNTESTED

        We are in an early state of developing our business. We are currently only receiving a small amount of royalties from the sale of one of our products, an over-the-counter, or OTC, dry eye treatment. Before regulatory authorities will grant us marketing approval, we will need to conduct significant additional research and development and preclinical and clinical testing. All of our products are subject to risks that are inherent to products based upon new technologies. These risks include the risks that our products:

-       will be found to be unsafe or ineffective;

- will fail to receive necessary marketing clearance from regulatory authorities;

- even if safe and effective, will be too difficult to manufacture or market;

-       will be unmarketable due to the proprietary rights of third parties; or

- will not be able to compete with superior, equivalent or more cost-effective products offered by third parties.

Therefore, we cannot guarantee that our research and development activities will result in any commercially viable products.


WE REQUIRE SIGNIFICANT FUNDING FOR OUR CAPITAL REQUIREMENTS

        We will require substantial additional funding to develop and conduct testing on our potential products. We will also require additional funding to manufacture and market any products which we do develop. Our future capital requirements will depend upon many factors, including:

-       the progress of our research and development programs;

-       the progress of preclinical and clinical testing;

- our ability to establish additional corporate partnerships to develop, manufacture and market our potential products;

-       the time and cost involved in obtaining regulatory approvals;

- the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

-       competing technological and market developments;

-       changes in our existing collaborative and licensing relationships; and

-       the purchase of additional capital equipment.

        We are currently seeking additional funding through public or private equity or debt financing, collaborative or other arrangements, and from other sources. We cannot be certain that we will be able to secure additional funding from these sources, or that such funding will be on terms acceptable to us. If we fail to secure additional funding upon acceptable terms, our business will be harmed.

        If we raise additional funds by issuing equity securities, our stockholders will suffer substantial dilution. However, if we cannot raise additional funding, we may be required to further delay, scale back or eliminate one or more of our research, discovery or development programs, or scale back or cease operations altogether. In addition, the failure to raise additional funding may force us to enter into agreements with third parties on terms which are disadvantageous to us, which may, among other things, require us to relinquish rights to our technologies, products or potential products.

        We believe our cash and cash equivalents are sufficient to finance our working capital and capital expenditure requirements through December 31, 1999.

WE EXPECT TO CONTINUE TO SUFFER LOSSES

        We have incurred significant operating losses since our inception in 1986. As of December 31, 1998, our accumulated deficit was approximately $85.9 million. We have not achieved profitability and we expect to continue to incur net losses for the foreseeable future.

        Our ability to achieve significant revenue or profitability depends upon our ability, alone or with third parties, to successfully develop our potential products, conduct clinical trials, obtain required regulatory approvals and successfully manufacture and market our products. We cannot be certain that we will ever achieve significant revenue or profitability.

WE RELY ON THIRD PARTIES TO DEVELOP, MARKET AND SELL OUR PRODUCTS

        We have not established a dedicated sales and marketing organization. Therefore, if we are to successfully commercialize our product candidates, we will be required to enter into arrangements with one or more third parties that will:

-   provide for Phase III clinical testing;

- provide for commercial scale up and manufacture of our potential products;

- obtain or assist us in other activities associated with obtaining regulatory approvals for our product candidates; and

-   market and sell our products, if they are approved.

        Our strategy for research, development and commercialization of certain of our products requires us to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others. Furthermore, we are dependent on the diligent efforts and subsequent success of these outside parties in performing their responsibilities.

        To date, we have entered into agreements with CIBA Vision for co-exclusive rights with us in North America to manufacture and market AquaSite, ToPreSite and ISV-205 for certain non-glaucoma-related indications. Of these, only AquaSite, an OTC product for which regulatory approval is not required, has been marketed. CIBA Vision assumed all subsequent product development, clinical and regulatory responsibility for ToPreSite, but has no obligation to fund the further development of ISV-205.

        In January 1999, we entered into a license agreement with Pharmacia & Upjohn AB, or P&U, pursuant to which:

-   P&U will develop, manufacture, process and use ISV-205; and

- P&U will finish, market, distribute, detail and sell the products developed from the active ingredient in ISV-205.

    In July 1996, we entered into agreements with B&L pursuant to which:

- B&L has agreed to manufacture our product candidates at B&L's facility in Tampa, Florida using equipment owned by us; we agreed with B&L to share the cost of certain leasehold improvements in connection with the installation and operation of the equipment;

- B&L received, for a license fee of $500,000, an exclusive worldwide royalty-bearing license to manufacture and market PilaSite(R);

- We agreed with B&L to collaborate to develop and sell a new DuraSite based eyedrop formulation.

        We have determined we will not proceed with PilaSite at this time.

        We are dependent upon British Biotechnology Pharmaceuticals, Inc., or British Biotech, for the supply of batimastat, the active drugs incorporated into the Company's ISV-120 product candidate. British Biotech has discontinued clinical testing of batimastat and informed us that it will no longer manufacture the product. We may have no source of ongoing raw materials for ISV-120. If this turns out to be true, our business may be harmed.

        We cannot be certain that, even if regulatory approvals are obtained, our products will be marketed diligently or successfully by our partners, or that we will be able to conclude arrangements with other companies to support the commercialization of other products on acceptable terms, if at all.

        In addition, we cannot be certain our collaborators will not take the position that they are free to compete using our technology without compensating or entering into agreements with us. Furthermore, we cannot be certain our collaborators will not pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases or disorders targeted by these collaborative programs.

OUR BUSINESS DEPENDS UPON OUR PROPRIETARY RIGHTS, AND THERE IS A RISK OF INFRINGEMENT

        Our success will depend in large part on our ability to obtain patents, protect trade secrets, obtain and maintain rights to technology developed by others, and operate without infringing upon the proprietary rights of others. A substantial number of patents in the field of ophthalmology and genetics have been issued to pharmaceutical, biotechnology and biopharmaceutical companies. Moreover, competitors may have filed patent applications, may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with ours. We cannot be certain that our patent applications will be approved, that we will develop additional proprietary products that are patentable, that any issued patents will provide us with adequate protection for our inventions or will not be challenged by others, or that the patents of others will not impair our ability to commercialize our products. The patent positions of firms in the pharmaceutical and genetic industries generally are highly uncertain, involve complex legal and factual questions, and have recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under pharmaceutical and genetic patents. Despite our efforts to protect our proprietary rights, we cannot be certain others will not independently develop similar products, duplicate any of our products or design around any of our patents or that third parties from which we have licensed or otherwise obtained technology will not attempt to terminate or scale back our rights.

        A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with our technologies or patent applications. Such conflicts could limit the scope of the patents, if any, we may be able to obtain or result in the denial of our patent applications. In addition, if patents that cover our activities have been or are issued to other companies, there can be no assurance that we will be able to obtain licenses to these patents, at all, or at a reasonable cost, or be able to develop or obtain alternative technology. If we do not obtain such licenses, we could encounter delays or be precluded from introducing products to the market.

        Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to us or to protect trade secrets or know-how owned or licensed by us. Such litigation could result in substantial cost to and diversion of effort by the Company, all of which may harm our business. We have also agreed to indemnify our licensees, including P&U, against infringement claims by third parties related to our technology, which could result in additional litigation costs and liability, which could harm our business. In addition, we cannot be certain our efforts to protect or defend our proprietary rights will be successful or, even if successful, will not result in substantial cost to us.

        We also depend upon unpatented trade secrets to maintain our competitive position. We cannot be certain others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, that such trade secrets will not be disclosed or that we can effectively protect our rights to unpatented trade secrets. To the extent that we or our consultants or research collaborators use intellectual property owned by others in their work for us, disputes also may arise as to the rights in related or resulting know-how and inventions.

ACQUISITIONS MAY PRESENT RISKS TO OUR BUSINESS

        At some point in the future we may pursue acquisitions of companies, product lines, technologies or businesses that our management believes are complementary or otherwise beneficial. In the event that such an acquisition does occur, we cannot be certain how such acquisitions will affect our business. Future acquisitions may result in substantial dilution to our stockholders, the incurrence of additional debt and amortization expenses related to goodwill, research and development and other intangible assets, all of which could harm our business. In addition, acquisitions will involve several risks for us, including:

- assimilating employees, operations, technologies and products from the acquired companies with our existing employees, operation, technologies and products;

- diverting our management's attention from day-to-day operation of our business;

-   entering markets in which we have no or limited direct experience; and

-   potentially losing key employees from the acquired companies.

WE HAVE NO EXPERIENCE IN COMMERCIAL MANUFACTURING

        We have no experience in the manufacture of products for commercial purposes. We have a pilot facility licensed by the State of California to manufacture certain of our products for Phase I and Phase II clinical trials. In July 1996, we entered into an alliance under which B&L agreed to manufacture our products. Should we encounter delays or difficulties in establishing and maintaining our relationship with B&L or other qualified manufacturers to produce, package and distribute our finished products, then clinical trials, regulatory filings, market introduction and subsequent sales of such products would be harmed.

        Contract manufacturers must adhere to Good Manufacturing Practices, or GMP, regulations which are strictly enforced by the FDA on an ongoing basis through its facilities inspection program. Contract manufacturing facilities must pass a pre-approval plant inspection before the FDA will approve an NDA. Certain material manufacturing changes that occur after approval are also subject to FDA review and clearance or approval. We cannot be certain the FDA or other regulatory agencies will approve the process or the facilities by which any of our products may be manufactured. Our dependence on third parties for manufacture of products may harm our ability to develop and deliver products on a timely and competitive basis. Should we be required to manufacture products ourselves we:

- will be required to expend significant amounts of capital to install a manufacturing capability,

-   will be subject to the regulatory requirements described above,

- will be subject to similar risks regarding delays or difficulties encountered in manufacturing any such products and

-   will require substantial additional capital.

        We cannot be certain we will be able to manufacture any such products successfully or in a cost-effective manner. In addition, certain of the raw materials we use in formulating our DuraSite drug delivery system are available from only one source. Any significant interruption in the supply of these raw materials could delay our clinical trials, product development or product sales and could harm our business.

OUR PRODUCTS ARE SUBJECT TO GOVERNMENT REGULATIONS AND APPROVAL

        FDA and comparable agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon preclinical and clinical testing, manufacturing and marketing of pharmaceutical products. Lengthy and detailed preclinical and clinical testing, validation of manufacturing and quality control processes, and other costly and time-consuming procedures are required. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. The effect of government regulation may be to delay or to prevent marketing of potential products for a considerable period of time and to impose costly procedures upon our activities. We cannot be certain the FDA or any other regulatory agency will grant approval for any products we develop on a timely basis, or at all. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. If regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which a product may be marketed. Further, even after we have obtained regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. Moreover, the FDA has recently reduced previous restrictions on the marketing, sale and prescription of products for indications other than those specifically approved by the FDA. Accordingly, even if we receive FDA approval of a product for certain indicated uses, our competitors, including our collaborators, could market products for such indications even if such products have not been specifically approved for such indications. Delay in obtaining or failure to obtain regulatory approvals would harm our business.

        The FDA's policies may change and additional government regulations may be promulgated which could prevent or delay regulatory approval of our potential products. Moreover, increased attention to the containment of health care costs in the U.S. could result in new government regulations that could harm our business. We cannot predict the likelihood of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad. See "Risk Factors -- We face risks from the uncertainties of pricing and other regulation".

WE COMPETE IN HIGHLY COMPETITIVE MARKETS

        Our success depends upon developing and maintaining a competitive position in the development of products and technologies in our areas of focus. We have many competitors in the U.S. and abroad, including pharmaceutical, biotechnology and other companies with varying resources and degrees of concentration in the ophthalmic market. Our competitors may have existing products or products under development which may be technically superior to ours or which may be less costly or more acceptable to the market. Competition from such companies is intense and expected to increase as new products enter the market and new technologies become available. Many of our competitors have substantially greater financial, technical, marketing, manufacturing and human resources. In addition, they may also succeed in developing technologies and products that are more effective, safer, less expensive or otherwise more commercially acceptable than any which we have or will develop. Our competitors may obtain cost advantages, patent protection or other intellectual property rights that would block or limit our ability to develop our potential products, or may obtain regulatory approval for commercialization of their products more effectively or rapidly than we will. To the extent we decide to manufacture and market our products by ourselves, we will also compete with respect to manufacturing efficiency and marketing capabilities, areas in which we have limited or no experience.

WE RELY ON THIRD PARTIES TO MARKET AND SELL OUR PRODUCTS

        We plan to market and sell products through arrangements with third parties with expertise in the ophthalmic drug or diagnostic industries. There can be no assurance that we will be able to enter into such arrangements on acceptable terms, if at all. If we are not successful in concluding such arrangements, we may be required to establish our own sales and marketing organization, although we have no experience in sales, marketing or distribution. We cannot be certain we would be able to build such a marketing staff or sales force, or that our sales and marketing efforts will be cost-effective or successful. To the extent we have entered into or will enter into co-marketing, co-promotion or other licensing arrangements for the marketing and sale of our products, any revenues received by us will be dependent on the efforts of third parties, such as CIBA Vision, P&U and B&L, and we cannot be certain such efforts will be successful.

WE ARE DEPENDENT UPON KEY EMPLOYEES

        We are highly dependent on Dr. Chandrasekaran and other principal members of our scientific and management staff, the loss of whose services might significantly delay the achievement of planned development objectives. Furthermore, recruiting and retaining qualified personnel will be critical to our success. Competition for skilled individuals in the biotechnology business is highly intense, and we cannot be certain we will be able to continue to attract and retain personnel necessary for the development of our business. The loss of key personnel or the failure to recruit additional personnel or to develop needed expertise could harm our business.

OUR INSURANCE COVERAGE MAY NOT ADEQUATELY COVER OUR POTENTIAL PRODUCT LIABILITY EXPOSURE

        We are exposed to potential product liability risks which are inherent in the development, testing, manufacturing, marketing and sale of human therapeutic products. Product liability insurance for the pharmaceutical industry is generally expensive. We cannot be certain that our present product liability insurance coverage is adequate. Such existing coverage will not be adequate as we further develop our products, and we cannot be certain that adequate insurance coverage against potential claims will be available in sufficient amounts or at a reasonable cost.

WE FACE RISKS FROM THE UNCERTAINTIES OF PRICING AND OTHER REGULATION

        Our business may be harmed by the continuing efforts of governmental and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets the pricing or profitability of health care products is subject to government control. In the U.S., there have been, and we expect there will continue to be, a number of federal and state proposals to implement similar government control. While we cannot predict whether any such legislative or regulatory proposals or reforms will be adopted, the announcement of such proposals or reforms could harm our business, including our ability to raise capital or form collaborations. The adoption of such proposals or reforms could further harm our business.

        In addition, in the U.S. and elsewhere, sales of health care products are dependent in part on the availability of reimbursement from third party payers, such as government and private insurance plans. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third party payers are increasingly challenging the prices charged for medical products and services. If we succeed in bringing one or more products to the market, we cannot be certain that reimbursement from third party payers will be available or will be sufficient to allow us to sell our products on a competitive or profitable basis.

WE USE HAZARDOUS MATERIALS WHICH MAY POSE ENVIRONMENTAL RISKS

        Our research, development and manufacturing processes involve the controlled use of small amounts of radioactive and other hazardous materials. We are subject to federal, state and local laws, regulations and policies governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources. Moreover, we may be required to incur significant costs to comply with environmental laws and regulations, especially to the extent that we manufacture our own products.

OUR OFFICERS AND DIRECTORS WILL BE ABLE TO EXERT SIGNIFICANT CONTROL ON INSITE

        As of December 31, 1998, our management and principal stockholders together beneficially owned approximately 18% of our outstanding shares of common stock. As a result, these stockholders, acting together, may be able to effectively control all matters requiring approval by our stockholders, including the election of a majority of our directors and the approval of business combinations.

THE PRICE OF OUR COMMON STOCK MAY BE VOLATILE

        The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements concerning InSite, our competitors or other biopharmaceutical companies, including the results of testing and clinical trials, technological innovations or new therapeutic products, governmental regulation, developments in patent or other proprietary rights, litigation or public concern as to the safety of products developed by us or others and general market conditions, may have a significant effect on the market price of our common stock. We have not paid any cash dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future.

WE HAVE ADOPTED CERTAIN ANTI-TAKEOVER PROVISIONS

        Certain provisions of our certificate of incorporation and bylaws may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of InSite. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. The board of directors has the authority to issue up to 5,000,000 shares of preferred stock, 7,070 of which have been designated as Series A Convertible Redeemable Preferred Stock. Furthermore, the board of directors has the authority to determine the price, rights, preferences, privileges and restrictions of the remaining unissued shares of preferred stock without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred shares and of preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Certain provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving us, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met.

WE HAVE CONVERTIBLE, REDEEMABLE SECURITIES THAT MAY RESULT IN DILUTION FOR COMMON STOCKHOLDERS

        Sales of a substantial number of shares of common stock issuable upon conversion of our Series A Convertible Redeemable Preferred Stock could adversely affect the market value of the common stock, depending upon the timing of such sales, and may effect a substantial dilution of the book value per share of our common stock.

        As of December 31, 1998, 1,170 shares of Series A Convertible Redeemable Preferred Stock were issued and outstanding. The actual number of shares of common stock issuable upon conversion of the outstanding Series A Convertible Redeemable Preferred Stock will equal:

                (i) the aggregate stated value of the Series A Convertible Redeemable Preferred Stock then being converted ($1,000 per share) plus a premium in the amount of 6% per annum accruing from September 12, 1997 through the date of conversion, divided by

               (ii) a conversion price equal to the lower of $2.127 or the product of the average of the lowest closing bid prices for our common stock for any 5 trading days during the 22 consecutive trading day period immediately preceding the date of conversion, subject to adjustment in accordance with the terms of the Certificate of Designations, Preferences and Rights for the Series A Convertible Redeemable Preferred Stock, multiplied by a conversion percentage equal to 82.5%.

        For a complete description of the relative rights, preferences, privileges, powers and restrictions of the Series A Convertible Redeemable Preferred Stock, see the Certificate of Designations, Preferences and Rights attached as Exhibit 4.1 to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 29, 1997. Depending on market conditions at the time of conversion, the number of shares of common stock issuable could increase significantly in the event of a decrease in the trading price of the common stock. Investors in common stock could therefore experience substantial dilution upon conversion of the Series A Convertible Redeemable Preferred Stock. In addition, in the event that any holder of Series A Convertible Redeemable Preferred Stock is unable to convert any such securities into common stock, any or all such holders may cause us to redeem in cash any such Series A Convertible Redeemable Preferred Stock that cannot be so converted. In the event that we fail to so redeem such shares, the holders of the Series A Convertible Redeemable Preferred Stock are entitled to additional remedies as set forth in the Certificate of Designations, Preferences and Rights.

        In addition, in the event our common stock is delisted from the American Stock Exchange, or the AMEX, any or all of the holders of Series A Convertible Redeemable Preferred Stock may cause us to redeem such shares. If we fail to so redeem those shares, the holders are entitled to additional remedies as set forth in the Certificate of Designations, Preferences and Rights. In view of our current financial condition, we cannot be certain our shares will not be delisted from the AMEX.



        EXECUTIVE OFFICERS AND OTHER SENIOR MANAGEMENT OF THE REGISTRANT

        As of March 26, 1999, the executive officers and other senior management of the Company were as follows:

            NAME                     AGE                        TITLE
            ----                     ---                        -----
S. Kumar Chandrasekaran, Ph.D.        55    Chairman of the Board, President, Chief
                                            Executive Officer and Chief Financial Officer

Lyle M. Bowman, Ph.D.                 50    Vice President, Development and Operations

Cheryl E. Chen                        39    Senior Director, Clinical Operations

T. Raymond Chen, Ph.D.                48    Senior Director, Regulatory, Quality
                                            Assurance and Quality Control

Sandra C. Heine                       37    Controller

Samir D. Roy, Ph.D.                   40    Senior Director, Formulation Development


        S. Kumar Chandrasekaran joined the Company in September 1987 as Vice President, Development. From 1988 to 1989, Dr. Chandrasekaran served as Vice President, Research and Development. From 1989 to 1993, he served as President and Chief Operating Officer. Since August 1993, Dr. Chandrasekaran has served as Chairman of the Board of Directors, President, Chief Executive Officer and, since January 1999, as Chief Financial Officer, a position he also held from December 1995 to December 1997. Dr. Chandrasekaran holds a Ph.D. in Chemical Engineering from the University of California, Berkeley.

        Lyle M. Bowman joined the Company in October 1988 as Director of Drug Delivery Systems. From 1989 to 1991, Dr. Bowman served as Vice President, Science and Technology. From 1991 to 1995, he served as Vice President, Development, and since 1995 has served as Vice President Development and Operations. Dr. Bowman holds a Ph.D. in Physical Chemistry from the University of Utah.

        Cheryl E. Chen joined the Company in January 1990, as the Manager of Clinical Research. From 1994 to 1998, Ms. Chen served as Director of Clinical Operations. In 1999, Ms. Chen became the Senior Director of Clinical Operations. Ms. Chen holds a B.S. in Biological Science from University of California at Irvine and an M.B.A. in Business from Pepperdine University.

        T. Raymond Chen joined the Company in August 1990, as a Senior Staff Researcher. From 1994 to August 1997, he served as the Director of Analytical Research. Since September 1997, Dr. Chen has served as Senior Director of Regulatory, Quality Assurance and Quality Control. Dr. Chen holds a Ph.D. in Analytical Research from Indiana University.

        Sandra C. Heine joined the Company in March 1997, as Controller. Before joining the Company, Ms. Heine served as General Accounting Manager of Software Logistics Corporation from 1995 to 1997; Systems Engineer for Platinum Software Corporation from 1994 to 1995; General Audit Manager for Genentech, Inc. from 1991 to 1994 and was an Audit Manager at Deloitte & Touche from 1989 to 1991. Ms. Heine holds a B.S. in Business Administration from Colorado State University.

        Samir D. Roy joined the Company in May 1997, as Director of Formulation Development. Since 1998, Dr. Roy served as Senior Director of Formulation Development and Operations involving clinical supply and scale-up activities. Dr. Roy holds a Ph.D. in Pharmaceutical Sciences from the University of Saskatchewan, Canada, and has post-doctorial training in drug transport at the University of Michigan.

        Officers are appointed to serve, at the discretion of the Board of Directors, until their successors are appointed. There are no family relationships between any members of the Board of Directors or executive officers of the Company.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1998.



PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        (a) Market Information

        Since June 10, 1998, the Company's common stock has traded on The American Stock Exchange under the symbol "ISV." From its initial public offering on October 18, 1993, to June 9, 1998, the Company's common stock traded on The Nasdaq National Market under the symbol "INSV." Prior to its initial public offering there was no public market for the Company's common stock. The following table sets forth the high and low sales price for the common stock as reported by The American Stock Exchange and The Nasdaq National Market for the periods indicated. These prices do not include retail mark-ups, mark-downs or commissions.

        1998                                   HIGH              LOW
        ----                                   ----              ---
        First Quarter                          $3.56            $2.44
        Second Quarter                         $4.00            $3.13
        Third Quarter                          $4.44            $1.63
        Fourth Quarter                         $2.44            $0.94

        1997                                   HIGH              LOW
        ----                                   ----              ---
        First Quarter                          $6.75            $3.63
        Second Quarter                         $6.23            $3.44
        Third Quarter                          $5.50            $4.06
        Fourth Quarter                         $5.06            $2.00

        (b) Holders

        As of December 31, 1998, the Company had approximately 7,000 stockholders. On March 26, 1999, the last sale price reported on The American Stock Exchange for the Company's common stock was $1.00 per share.

        (c) Dividends

        The Company has never paid dividends and does not anticipate paying any dividends in the foreseeable future. It is the present policy of the Board of Directors to retain the Company's earnings, if any, for the development of the Company's business.

        (d) Recent Sales of Unregistered Securities

        As part of a January 28, 1999 transaction to license the exclusive worldwide rights to ISV-205 for glaucoma to P&U, the Company sold a total of 1,095,506 shares of Common Stock to P&U for $2,000,000. The Common Stock in this transaction was issued to a single, sophisticated foreign investor and in reliance on the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended. The transaction also provides for future equity purchases by P&U at an average of prevailing market prices, if the Company achieves certain milestones.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the Company for the five years ended December 31, 1998:

                                                              YEAR ENDED DECEMBER 31,
                                            1998          1997          1996          1995          1994
                                          --------      --------      --------      --------      --------
CONSOLIDATED STATEMENTS OF OPERATIONS
DATA

Revenues                                  $     16      $     50      $    544      $     65      $    112

Operating expenses:
     Research and development                6,227         7,224         5,458         8,079         9,944
     General and administrative              2,656         3,034         2,902         3,801         4,961
     Loss on vacated facility                   --            --         1,412            --            --
     Restructuring                              --            --            --         1,031            --
                                          ----------------------------------------------------------------
         Total expenses                      8,883        10,258         9,772        12,911        14,905

Net interest and other income                  299           390           466           224           845
                                          ----------------------------------------------------------------

Net loss                                    (8,568)       (9,818)       (8,762)      (12,622)      (13,948)

Non cash preferred dividend                    514         1,326            --            --            --
                                          ----------------------------------------------------------------

Net loss applicable to common
stockholders                              $ (9,082)     $(11,144)     $ (8,762)     $(12,622)     $(13,948)
                                          ================================================================

Net loss per share applicable to
common stockholders basic and
diluted                                   $  (0.60)     $  (0.85)     $  (0.72)     $  (1.38)     $  (1.55)


Shares used to calculate net loss
per share basic and diluted                 15,079        13,053        12,131         9,160         8,998

                                                                   DECEMBER 31,
                                           1998          1997          1996          1995          1994
                                         --------      --------      --------      --------      --------
CONSOLIDATED BALANCE SHEET DATA

Cash and cash equivalents and
short-term investments                   $  1,037      $  8,660      $ 10,518      $  3,867      $ 17,546

Working capital                               544         7,983         9,512         2,376        16,269

Total assets                                2,086        10,546        12,820         7,643        21,266

Long term notes payable                        --            --            --            92         1,256

Redeemable preferred stock                  1,511         7,533            --            --            --

Accumulated deficit                       (85,882)      (76,800)      (65,656)      (56,894)      (44,272)

Total stockholders' equity (deficit)     $   (108)     $  2,031      $ 11,619      $  5,847      $ 17,953

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


OVERVIEW

          InSite Vision Incorporated ("InSite," "InSite Vision" or the "Company") is developing genetically-based tools for the diagnosis, prognosis and management of glaucoma and ophthalmic pharmaceutical products based on its proprietary DuraSite eyedrop-based drug delivery technology.

          The Company is collaborating with academic researchers to develop new diagnostic, prognostic and management tools for primary congenital, juvenile and primary open angle glaucomas. Primary congenital glaucoma is an inherited eye disorder and is one of the leading causes of blindness and visual impairment affecting infants. A gene-based diagnostic kit may allow early detection of the disease before considerable irreversible damage has occurred and may improve the ability to treat it successfully. Primary open angle glaucoma usually affects people over the age of forty. Current glaucoma tests are generally unable to detect the disease before substantial damage to the optic nerve has occurred. Gene-based tests may make it possible to identify patients at risk and initiate treatment before permanent optic nerve damage and vision loss occurs.

          The Company has international and national collaborations with academic institutions for the identification and clinical evaluation of genetic markers for glaucoma. To date, the Company's academic collaborators at UCSF and UCHC have identified genes associated with primary open-angle glaucoma (the most prevalent form of the disease in adults), juvenile glaucoma and primary congenital glaucoma. A prototype diagnostic/prognostic technology, ISV-900, which is capable of identifying multiple glaucoma genetic markers from a single sample, has been developed and the Company is discussing its commercialization with several potential partners.

          Another result of the glaucoma genetics research has been the development of the ISV-205 product candidate. This DuraSite formulation contains a drug that has been shown in cell and organ culture systems to inhibit the production of a protein that appears to cause glaucoma. In 1998, the Company began a Phase II trial of ISV-205 and anticipates releasing results by the third quarter of 1999. In January 1999, the Company entered into a transaction that granted P&U an exclusive worldwide license for ISV-205 for the treatment of glaucoma. See "Collaborative and Licensing Agreements" for additional discussion of the transaction.

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

          The Company is focusing its research and development on ISV-900 for prognosis, diagnosis and management of glaucoma and ISV-205 for the treatment of inflammation and the prevention and treatment of glaucoma.

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

          On January 28, 1999, the Company entered into a license agreement and stock purchase agreement pursuant to which InSite granted P&U an exclusive worldwide license to ISV-205 for the treatment of glaucoma. The license calls for (i) P&U to assume responsibility for the development of the product upon completion by InSite of, among other activities, Phase II studies currently being conducted by the Company, (ii) P&U to reimburse InSite for certain research and development expenses and make payments to InSite for on-going technical support, and (iii) the payment by P&U to InSite of royalties on product sales should ISV-205 be successfully commercialized. InSite will continue to bear responsibility for the prosecution and maintenance of the patents subject to the license, among other things. The transaction also called for an equity investment from P&U of $2,000,000 for which they received 1,095,506 shares of common stock, with the potential for future equity investments based on achievement of certain milestones.

          As of December 31, 1998, the Company's accumulated deficit was approximately $85.9 million. There can be no assurance that InSite Vision will ever achieve either significant revenues from product sales or profitable operations.


RESULTS OF OPERATIONS

          The Company had total revenues of $16,000, $50,000 and $544,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The decrease from 1996 to 1997 was attributable to the license fee received from B&L in 1996. The Company earned royalty income of $16,000 $50,000 and $44,000 for the years ended December 31, 1998, 1997 and 1996, respectively, from sales of AquaSite by CIBA Vision. To date, the Company has not relied on royalty revenues to fund its activities, nor has it received revenues from the sale of products.

          Research and development expenses decreased 14% in 1998 to $6.2 million from $7.2 million in 1997 and increased 31% in 1997 from $5.5 million in 1996. The decrease in 1998 was primarily due to lower expenditures for outside services, consultants and compensation related costs due to a reduction in R&D headcount. The reduction in outside service costs mainly reflects the completion of development activities for ISV-208 and transfer of the project to B&L, the Company's joint development partner on this project. The increase in 1997 was primarily due to expenditures related to the development of ISV-208 and ISV-900 and the acquisition of the retinal drug delivery device from the University of Rochester. The Company presently anticipates that research and development expenses net of third party reimbursements will be lower in 1999 than in 1998.

          General and administrative expenses decreased 10% during 1998 to $2.7 million from $3.0 million in 1997 and increased 4% in 1997 from $2.9 million in 1996. The decrease in 1998 was primarily related to the reduced cost of directors and officers' insurance, lower consulting expenses and lower costs related to the hiring of full time personnel in the area of accounting and finance. The increase in 1997 was primarily due to the cost of hiring employees in the area of accounting and finance to replace outside contractors.

          Net interest and other income was $299,000, $390,000 and $466,000 in 1998, 1997 and 1996, respectively. These fluctuations are due principally to changes in average cash balances. Interest earned in the future will be dependent on the Company's funding cycles and prevailing interest rates. Interest expense related to notes payable which were paid off during the first quarter of 1997.

          The Company incurred net losses of $8.6 million, $9.8 million and $8.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.


LIQUIDITY AND CAPITAL RESOURCES

          Through 1995, InSite Vision financed its operations primarily through private placements of preferred stock totaling approximately $32 million and an October 1993 initial public offering of Common Stock, which resulted in net proceeds of approximately $30 million. After 1995, the Company financed its operations primarily through a January 1996 private placement of Common Stock and warrants resulting in net proceeds of approximately $4.7 million and an April 1996 public offering which raised net proceeds of approximately $8.1 million. In accordance with a July 1996 agreement between the Company and B&L, the Company received a total of $2.0 million from the sale of Common Stock in August 1996 and 1997. In September 1997, the Company completed a $7.0 million private placement of 7,000 shares of redeemable convertible Series A Preferred Stock resulting in net proceeds of approximately $6.5 million. At December 31, 1998, the Company had cash and cash equivalents totaling $1.0 million. It is the Company's policy to invest these funds in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt.

          For the years ended December 31, 1998, 1997 and 1996, cash used for operating activities and additions to capital equipment was $7.8 million, $9.4 million and $7.6 million, respectively. Of those amounts, $25,000, $709,000 and $91,000 were for additions to laboratory and other property and equipment in 1998, 1997 and 1996, respectively. In 1997, $645,000 of the additional expenditures related to the Company's portion of improvements at B&L's facilities in Tampa, Florida. In 1998, the Company recognized an impairment in the value of its equipment located at B&L's facilities of $87,000. This also resulted in a decrease in both laboratory and other equipment and accumulated depreciation of $764,000. The timing of future expenditures will depend on the timing of additional product development. Starting in

1997 the Company wrote-off its fully depreciated assets. This resulted in a decrease in both property and equipment and accumulated depreciation of $1.3 and $3.4 million in 1998 and 1997, respectively, with no change in net property and equipment.

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

          The Company anticipates no material capital expenditures to be incurred for environmental compliance in fiscal year 1999. Based on the Company's good environmental compliance record to date, and its current compliance with applicable environmental laws and regulations, environmental compliance is not expected to have a material adverse effect on the Company's operations.

          The Company believes that its cash and cash equivalents, in combination with the cash the Company has received and will receive during 1999 as part of the ISV-205 licensing transaction with P&U, will be sufficient to meet its operating expenses and cash requirements through 1999. InSite Vision will require substantial additional funds prior to reaching profitability and the Company may seek private or public equity investments, future collaborative agreements, and possibly research funding to meet such needs. Even if the Company does not have an immediate need for additional cash, it may seek access to the private or public equity markets if and when it believes conditions are favorable. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, or at all.

YEAR 2000

          The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations.

          The Company has implemented a program to assess its exposure from Y2K related failures in its internal systems. The Company has determined that the majority of the Company's significant operating and accounting systems are Y2K compliant. The systems that are not currently Y2K compliant are in the process of being upgraded or replaced. The anticipated cost of these upgrades will be expensed as incurred and are anticipated to be less than $25,000. However, there can be no assurance that costs will not exceed the Company's estimate. While the Company does not have a comprehensive program for monitoring whether its suppliers' and vendors' systems are Y2K compliant, it does not believe that non-compliance by any single source provider would have a material impact on its operations. The Company does not expect its financial condition or results of operations to be materially adversely affected by Y2K issues.


ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

          The following discusses our exposure to market risk related to changes in interest rates.

          The Company invests its excess cash in investment grade, interest-bearing securities. At December 31, 1998, the Company had $1.0 million invested in money market mutual funds. While a hypothetical decrease in market interest rates by 10 percent from the December 31, 1998 levels would cause a decrease in interest income, it would not result in a loss of the principal. Additionally, the decrease in interest income would not be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The following Consolidated Financial Statements and Report of Independent Auditors are included on the pages that follow:

                                                                           Page
                                                                           ----
Report of Independent Auditors                                               28

Consolidated Statements of Operations                                        29
Years Ended December 31, 1998, 1997 and 1996

Consolidated Balance Sheets - December 31, 1998 and 1997                     30

Consolidated Statements of Stockholders' Equity (Deficit)                    31
Years ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows                                        32
Years Ended December 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements                                33-39

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
InSite Vision Incorporated

We have audited the accompanying consolidated balance sheets of InSite Vision Incorporated as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InSite Vision Incorporated at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                             /s/  Ernst & Young LLP

Walnut Creek, California
January 29, 1999

                                INSITE VISION INCORPORATED

                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year Ended December 31,
(in thousands, except per share amounts)                  1998          1997          1996
--------------------------------------------------------------------------------------------
Revenues:
     License fee                                        $     --      $     --      $    500
     Royalties                                                16            50            44
                                                        --------      --------      --------
         Total                                                16            50           544

Operating expenses:
     Research and development                              6,227         7,224         5,458
     General and administrative                            2,656         3,034         2,902
     Loss on vacated facilities                               --            --         1,412
                                                        --------      --------      --------
         Total                                             8,883        10,258         9,772

Loss from operations                                      (8,867)      (10,208)       (9,228)

Interest and other income                                    299           399           509

Interest expense                                              --            (9)          (43)
                                                        --------      --------      --------
Net loss                                                  (8,568)       (9,818)       (8,762)

Non-cash preferred dividend                                  514         1,326            --
                                                        --------      --------      --------
Net loss applicable to common stockholders              $ (9,082)     $(11,144)     $ (8,762)
                                                        ========      ========      ========

Basic and diluted net loss per share applicable to
common stockholders                                     $  (0.60)     $  (0.85)     $  (0.72)


Shares used to calculate basic and diluted net loss
per share                                                 15,079        13,053        12,131


See accompanying notes to consolidated financial statements.

                           INSITE VISION INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                                                          December 31,
(in thousands, except share and per share amounts)                     1998          1997
                                                                     --------      --------
ASSETS
Current assets:
    Cash and cash equivalents                                        $  1,037      $  8,660
    Prepaid expenses and other current assets                             190           303
                                                                     --------      --------
Total current assets                                                    1,227         8,963

Property and equipment, at cost:
     Laboratory and other equipment                                     1,062         2,731
     Leasehold improvements                                                49           163
     Furniture and fixtures                                                28           390
                                                                     --------      --------
                                                                        1,139         3,284
Accumulated depreciation                                                  280         1,701
                                                                     --------      --------
                                                                          859         1,583
                                                                     --------      --------
Total assets                                                         $  2,086      $ 10,546
                                                                     ========      ========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                                $     86      $    109
     Accrued liabilities                                                  341           428
     Accrued compensation and related expense                             256           445
                                                                     --------      --------
Total current liabilities                                                 683           982

Commitments (Note 4)

Redeemable preferred stock, $.01 par value, 5,000,000
   shares authorized; 1,170 issued and outstanding at
   December 31, 1998; 6,700 issued and outstanding at
   December 31, 1997; redemption value $1,986,000                       1,511         7,533

Common stockholders' equity (deficit):
     Common stock, $.01 par value, 30,000,000 shares authorized;
        16,852,015 issued and outstanding at December 31, 1998;
        13,279,153 issued and outstanding at December 31, 1997;           169           133
     Additional paid-in capital                                        85,605        78,698
     Accumulated deficit                                              (85,882)      (76,800)
                                                                     --------      --------
Common stockholders' equity (deficit)                                    (108)        2,031
                                                                     --------      --------

Total liabilities, redeemable preferred stock and
stockholders' equity (deficit)                                       $  2,086      $ 10,546
                                                                     ========      ========


See accompanying notes to consolidated financial statements.

                           INSITE VISION INCORPORATED

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                        ADDITIONAL                                   TOTAL
                                                              COMMON      PAID IN                  ACCUMULATED    STOCKHOLDERS'
 (dollars in thousands)                                        STOCK      CAPITAL       OTHER        DEFICIT    EQUITY (DEFICIT)
--------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996                                     $     93     $ 62,651     $     (3)     $(56,894)     $  5,847

Issuance of 1,469,232 shares of common stock
   and warrants to purchase 367,308 shares of
   common stock in private placement                               15        4,671           --            --         4,686
Issuance of 254,032 shares of common stock
   from exercise of options and employee stock purchases            2          768           --            --           770
Issuance of 1,750,000 shares of common stock
   in public offering                                              17        8,062           --            --         8,079
Issuance of 210,527 shares of common stock
   to Bausch & Lomb in private placement                            2          994           --            --           996
Other                                                              --           --            3            --             3
Net loss                                                           --           --           --        (8,762)       (8,762)
                                                             --------------------------------------------------------------
Balance, December 31, 1996                                        129       77,146           --       (65,656)       11,619

Issuance of 205,128 shares of common stock
   to Bausch & Lomb in private placement                            2          998           --            --         1,000
Issuance of 43,968 shares of common stock
   from exercise of options and employee stock purchases            1          128           --            --           129
Issuance of 94,130 shares of common stock
   from conversion of preferred shares                              1          308           --            --           309
Non-employee stock option expense                                  --          118           --            --           118
Net loss                                                           --           --           --        (9,818)       (9,818)
Non-cash preferred dividend                                        --           --           --        (1,326)       (1,326)
                                                             --------------------------------------------------------------
Net loss applicable to common stockholders                         --           --           --       (11,144)      (11,144)
                                                             --------------------------------------------------------------
Balance, December 31, 1997                                        133       78,698           --       (76,800)        2,031

Issuance of 50,000 shares of common stock
   from exercise of warrants                                        1          162           --            --           163
Issuance of 27,195 shares of common stock
   under employee stock purchase plan                              --           50           --            --            50
Issuance of 3,495,667 shares of common stock
   from conversion of preferred shares                             35        6,540           --            --         6,575
Non-employee stock option expense                                  --          155           --            --           155
Net loss                                                           --           --           --        (8,568)       (8,568)
Non-cash preferred dividend                                        --           --           --          (514)         (514)
                                                             --------------------------------------------------------------
Net loss applicable to common stockholders                         --           --           --        (9,082)       (9,082)
                                                             --------------------------------------------------------------
Balance, December 31, 1998                                   $    169     $ 85,605     $     --      $(85,882)     $   (108)
                                                             ==============================================================


See accompanying notes to consolidated financial statements.

                           INSITE VISION INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Year Ended December 31
(in thousands)                                               1998          1997          1996
-----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net loss                                                   $ (8,568)     $ (9,818)     $ (8,762)
Adjustments to reconcile net loss to net cash used
by operating activities:
      Loss on vacated facilities                                 --            --         1,412
      Depreciation and amortization                             904           851           696
      Changes in:
          Prepaid expenses and other current assets             113          (108)          (44)
          Accounts payable and accrued liabilities             (260)          373          (794)
                                                           --------      --------      --------
Net cash used by operating activities                        (7,811)       (8,702)       (7,492)

INVESTING ACTIVITIES:
Maturity of short-term investments                               --            --         3,000
Purchases of property and equipment                             (25)         (709)          (91)
                                                           --------      --------      --------
Net cash (used in) provided by investing activities             (25)         (709)        2,909

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease
   obligations                                                   --           (92)         (301)
Issuance of redeemable preferred stock, net                      --         6,516            --
Issuance of common stock, net                                   213         1,129        14,531
                                                           --------      --------      --------
Net cash provided by financing activities                       213         7,553        14,230

Net (decrease) increase in cash and cash equivalents         (7,623)       (1,858)        9,647
Cash and cash equivalents, beginning of period                8,660        10,518           871
                                                           --------      --------      --------

Cash and cash equivalents, end of period                   $  1,037      $  8,660      $ 10,518
                                                           ========      ========      ========

Supplemental disclosures:
     Non-cash preferred dividends                          $    514      $  1,326      $     --
                                                           ========      ========      ========
     Non-cash conversion of redeemable preferred stock
        to common stock                                    $  6,575            --            --
                                                           ========      ========      ========
     Interest paid in cash                                 $     --      $      9      $     43
                                                           ========      ========      ========


See accompanying notes to consolidated financial statements.

                           INSITE VISION INCORPORATED

                   Notes to Consolidated Financial Statements
                                December 31, 1998


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation. The accompanying consolidated financial statements include the accounts of InSite Vision and its wholly-owned United Kingdom subsidiary, InSite Vision Limited. InSite Vision Incorporated (the "Company" or "InSite Vision") operated in one segment and is focused on developing ophthalmic drugs and ophthalmic drug delivery systems. InSite Vision Limited was formed for the purpose of holding and licensing intellectual property rights. All intercompany accounts and transactions have been eliminated.

        The Company has incurred losses since its inception and expects to incur substantial additional development costs prior to reaching profitability, including costs related to clinical trials and manufacturing expenses. As a result, the Company will require substantial additional funds, and the Company may seek collaborative agreements, research funding, and private or public equity or debt investments to meet such needs. If such funds are not available, management may need to reassess its plans. Even if the Company does not have an immediate need for additional cash, it may seek access to the private or public equity markets if and when conditions are favorable. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

        Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Cash and Cash Equivalents. The Company invests its excess cash in investment grade, interest-bearing securities. As of December 31, 1998 and 1997, cash equivalents consisted of money market and mutual funds. All cash and cash equivalents are stated at fair market value. The Company considers highly liquid investments with original maturities of three months or less as cash equivalents.

        Property and Equipment. Property and equipment is stated at cost, less accumulated depreciation. Depreciation of property and equipment is provided over the estimated useful lives of the respective assets, which range from three to five years, using the straight-line method. Leasehold improvements are amortized over the lives of the related leases or their estimated useful lives, whichever is shorter, using the straight-line method. It is the Company's policy to write-off its fully depreciated assets. This resulted in a decrease in both property and equipment and accumulated depreciation in 1998 and 1997 of $1.3 million and $3.4 million, respectively, with no change in net property and equipment.

        In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During 1998, the Company evaluated certain assets and determined that assets with a carrying value of $946,000 were impaired and reduced their carrying value by $87,000. This loss is included in the research and development expense in the Consolidated Statements of Operations.

        Pro Forma Net Loss Per Share. The Company adopted Statement of
Financial Accounting Standards Statement No. 128, "Earnings Per Share"
("FAS 128"), which is effective for fiscal years ending after December 15, 1997. FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities (including the potential shares to be issued upon conversion of preferred stock.) Dilutive earnings per share is very similar to the previously reported fully diluted earnings per share.

        Accounting for Employee Stock Options. The Company accounts for stock options granted to employees and directors in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, does not recognize compensation expense for options granted to employees and directors at an exercise price equal to the fair value of the underlying common stock.

        Accounting for Materials Purchased for Research and Development. The Company expenses materials for research and development activities when the items are purchased.

        Accounting for Cost Sharing Agreements. The Company directly reduces expenses for amounts reimbursed pursuant to cost sharing agreements. During 1998 and 1997, research and development expenses were reduced by $361,000 and $534,000, respectively, for costs reimbursed by Pharmacia & Upjohn (P&U) and Bausch and Lomb Pharmaceuticals, Inc. (B&L) under the terms of the collaborations described in Note 3.

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


2.      LOSS ON VACATED FACILITIES

        In 1996, as a result of a new manufacturing agreement with B&L, the Company ended its relationship with its previous contract manufacturer and wrote-off its share of equipment and leasehold improvements installed at the previous manufacturer's plant. This act resulted in a one-time non-cash charge of $1.4 million for fiscal year 1996 which is reported separately in the accompanying statement of operations.


3.      LICENSES

        On January 28, 1999, the Company entered into a license agreement and stock purchase agreement pursuant to which InSite granted P&U an exclusive worldwide license to ISV-205 for the treatment of glaucoma. The license calls for (i) P&U to assume responsibility for the development of the product upon completion by the Company of, among other activities, Phase II studies currently being conducted by the Company, of (ii) P&U to reimburse InSite for certain research and development expenses and make payments to InSite for on-going technical support, and (iii) the payment by P&U to InSite of royalties on product sales should ISV-205 be successfully commercialized. InSite will continue to bear responsibility for the prosecution and maintenance of the patents subject to the license, among other things. The transaction also calls for an equity investment from P&U of $2,000,000 for which they received 1,095,506 shares of common stock, with the potential for future equity investments based on achievement of certain milestones.

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

        The Company has a license agreement with CIBA Vision Ophthalmics ("CIBA Vision"), an ophthalmic company which is an affiliate of CIBA-GEIGY Limited. Under the terms of the agreement, CIBA Vision has co-exclusive rights to manufacture and market AquaSite and ToPreSite in the U.S. and AquaSite in Canada. The license agreement requires CIBA Vision to pay royalties on net sales of the licensed products. The Company recognized $16,000, $50,000 and $44,000 of royalty revenue for sales of AquaSite in 1998, 1997 and 1996, respectively.


4.      LEASE COMMITMENTS

        The Company leases its facilities under noncancelable operating lease agreements which expire in 2001. Rent expense was $514,000, $497,000 and $605,000 for 1998, 1997 and 1996, respectively. As of December 31, 1998, the aggregate future minimum payments under noncancelable leases are:

                 1999                           $  485,828
                 2000                              499,941
                 2001                              514,054
                                                ----------
                 Total                          $1,499,823
                                                ==========


5.      INCOME TAXES

        Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31, 1998 and 1997 are as follows (in thousands):

----------------------------------------------------------------------------
                                                         1998         1997
----------------------------------------------------------------------------
Deferred tax assets:
     Net operating loss carryforwards                   $26,226     $ 25,042
     Research and development credit carryforwards        2,916        2,646
     Capitalized research and development                 5,824        3,880
     Depreciation                                           572          580
     Other                                                   90          148
                                                       --------     --------
     Total                                               35,629       32,296
Valuation allowance                                     -35,629      -32,296

Net deferred tax assets                                $     --     $     --
                                                       ========     ========

----------------------------------------------------------------------------

        The valuation allowance increased by $3.3 million and $4.2 million during the years ended December 31, 1998 and 1997 respectively.

        At December 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $72.0 million, which expire in the years 2001 through 2018 and net operating loss carryforwards for state income tax purposes of approximately $28.9 million which expire in the years 1999 through 2003. The

Company also has federal and state research and development credit carryforwards of approximately $1.1 million and $2.0 million, respectively, which expire in the years 2001 through 2013.

        Utilization of the Company's federal and state net operating loss carryforwards and research and development tax credits are subject to an annual limitation against taxable income in future periods due to the ownership change limitations provided by the Internal Revenue Code of 1986. As a result of this annual limitation, a significant portion of these carry forwards will expire before ultimately becoming available for offset against taxable income. Additional losses and credits will be subject to limitation if the Company incurs another change in ownership in the future.


6.      REDEEMABLE PREFERRED STOCK

        In September 1997, the Company received net proceeds of approximately $6.5 million from a private placement of 7,000 shares of Series A Convertible Preferred Stock with a $.01 par value ("Series A Preferred"). The number of shares of Common Stock issuable upon conversion of the Series A Preferred will be equal to the face value of each share of Series A Preferred divided by the lower of the fixed conversion price of $2.127 or a variable conversion price. The variable conversion price is determined by applying a discount, which ranged from 10% for shares converted prior to June 10, 1998, to 17.5% for shares converted after December 7, 1998, to an average of closing bid prices of the Company's common stock at the time of conversion. Such conversion prices are subject to adjustment in accordance with the terms of the Certificate of Designations, Preferences and Rights of the Series A Preferred. The value of the Series A Preferred shares to be converted will also include a 6% per annum premium which accrues from the date of issuance until the date of conversion. Three years after issuance, any remaining unconverted preferred shares will automatically be converted into common stock. As of December 31, 1998, 3,589,797 shares of common stock have been issued as a result of conversions of Series A Preferred. Subsequent to December 31, 1998, 834,007 shares of common stock were issued as a result of conversions of Series A Preferred. The holders of the Series A Preferred have no voting rights, except as required by applicable Delaware law. The Company also issued a warrant to purchase 70 shares of Series A Preferred which is subject to the same conversion terms and premium as described above. The Company has authorized 5,000,000 shares of Preferred Stock, 7,070 of which have been designated Series A Preferred. Pursuant to the agreement, 6,000,000 shares of common stock have been reserved for issuance to the holders of the Series A Preferred of which 2,410,203 shares remain reserved at December 31, 1998.

        For the years ended December 31, 1998 and 1997, in accordance with SEC Rules and Regulations, the Company reported non-cash preferred dividends of $0.5 million and $1.3 million, respectively. The dividends are related to the discount at which Series A Preferred could be converted to common stock and the 6% per annum premium, payable in additional common stock, earned on the outstanding Series A Preferred Stock. The dividends are used to determine the net loss per share applicable to common stockholders.

        In certain circumstances, the Series A Preferred Stockholders have the right to redeem their outstanding shares. The redemption amount is equal to the number of shares of common stock issuable upon conversion multiplied by the closing bid price of the Company's common stock as of the date of redemption ($2.0 million as of December 31, 1998).

7.     COMMON STOCKHOLDERS' EQUITY

        In February 1999, the Company received $2,000,000 from P&U for the purchase of 1,095,506 shares of Common Stock in connection with the January 1999 license for the Company's ISV-205 glaucoma product. The agreement also provides for additional equity purchases by P&U at an average of prevailing market prices if the Company achieves certain milestones.

        In April 1998, the Company received $163,000 from the exercise of warrants issued as part of a January 1996 private placement. Each warrant entitles its holder to purchase shares of the Company's common stock for $3.25 per share until January 2001. As of December 31, 1998, warrants to purchase 317,308 shares of common stock were outstanding.

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

Stock Option Plan.

        At December 31, 1998, a total of 2,217,815 shares of common stock were reserved under the 1994 Stock Plan for issuance upon the exercise of options or by direct sale to employees, including officers, directors and consultants. Options granted under the plan expire 10 years from the date of grant and become exercisable at such times and under such conditions as determined by the Company's Board of Directors (generally ratably over four years). Activity under the 1994 Stock Plan has been as follows:

--------------------------------------------------------------------------------------------------
                                               Shares
--------------------------------------------------------------------------------------------------
                                                                                     Weighted
                                                                                      Average
                                   Options                                         Exercise Price
                                  Available          Options                         of Shares
                                  for Grant        Outstanding      Option Price     Under Plan
                                 -----------      -------------    --------------  ---------------
Balance at January 1, 1996           402,057         1,323,980        $0.60-9.25       $2.29
Granted                             (277,250)          277,250         4.25-6.38        5.67
Exercised                                             (243,145)        0.60-5.00        3.01
Forfeited                             85,219           (85,219)        0.60-7.25        3.74
                                  ----------       -----------
Balance at December 31, 1996         210,026         1,272,866         0.60-9.25        2.79
Additional Shares reserved           500,000                --                --          --
Granted                             (628,500)          628,500         2.81-6.25        4.07
Exercised                                 --           (30,598)        0.60-4.38        2.86
Forfeited                            204,927          (204,927)        0.60-6.75        4.07
                                  ----------       -----------
Balance at December 31, 1997         286,453         1,665,841         0.60-9.25        3.12
Additional Shares reserved           265,521                --                --          --
Granted                              (70,000)           70,000         1.31-3.53        2.26
Forfeited                            102,709          (102,709)        2.75-6.38        3.93
                                  ----------       -----------
Balance at December 31, 1998         584,683         1,633,132        $0.60-9.25       $3.03
                                  ==========       ===========

----------------------------------------------------------------------------------------------------

The following table summarizes information concerning currently outstanding and exercisable options:

----------------------------------------------------------------------------------------------------------------
                                            Options Outstanding                      Options Exercisable
                                                       Weighted Average                              Weighted
                                 Number         Contractual                         Number           Average
Range of Exercise Prices       Outstanding         Life         Exercise Price    Exercisable    Exercise Price
------------------------      -------------    -------------   ----------------  -------------  ----------------
    $0.60 - $3.00                  874,952             5.11        $   1.74           438,294         $   0.86
    $3.53 - $5.88                  599,751             8.53            4.03           232,423             4.23
    $6.23 - $9.25                  158,427             7.77            6.35           111,797             6.38
                                 ---------        ---------        --------         ---------         --------
                                 1,633,130             6.62        $   3.03           782,514         $   2.65
                                 =========        =========        ========         =========         ========

----------------------------------------------------------------------------------------------------------------

        The weighted average grant date fair value of options granted during 1998, 1997 and 1996 were $2.26, $3.58 and $5.26, respectively.

        Pursuant to the terms of the 1994 Stock Plan, generally each non-employee director who is newly elected or appointed after October 25, 1993, is granted an option to purchase 10,000 shares of common stock at a price per share equal to the fair market value of the common stock on the grant date. Each continuing non-employee director receives an annual grant of an option to purchase 10,000 shares. Such options vest one year after the grant date.

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

        Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates ranging from 4.64% to 6.58%; volatility factors for the expected market price of the Company's common stock of 1.08, 0.8946 and 1.1494; and a weighted-average expected life for the options of 4 years.

        For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company's pro forma information follows (in thousands except for loss per share information):

-----------------------------------------------------------------------------------------------------------------------
                                                                          1998               1997               1996
-----------------------------------------------------------------------------------------------------------------------
Net loss applicable to common stockholders - as presented                $(9,082)          $(11,144)          $(8,762)
Net loss applicable to common stockholders - pro forma                    (9,681)           (11,652)           (9,240)
Loss per share applicable to common stockholders - as presented
 basic and diluted                                                         (0.60)             (0.85)            (0.72)
Loss per share applicable to common stockholders - pro forma
 basic and diluted                                                         (0.64)             (0.89)            (0.76)
-----------------------------------------------------------------------------------------------------------------------

Employee Stock Purchase Plan.

        On April 1, 1994, employees of the Company began participating in an Employee Stock Purchase Plan which provides the opportunity to purchase common stock at prices not less than 85% of market value at the time of purchase. During the years ended December 31, 1998, 1997 and 1996, respectively, 27,195, 13,370 and 10,887 shares of common stock were issued pursuant to this plan. At December 31, 1998, an additional 37,930 shares are reserved for issuance under this plan. The effects of the Stock Purchase Plan on the pro forma disclosures above are not material.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item with respect to the identification of Directors is hereby incorporated by reference from the information under the caption "Proposal One-Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Stockholders which is estimated to be held on or about June 8, 1999 (the "Proxy Statement").

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

               10.7(2) Form of Employee's Proprietary Information and Inventions Agreement.

               10.13(3)(H)  License Agreement dated as of October 9, 1991 by and between the Company and CIBA Vision Corporation, as amended October 9, 1991.

               10.14(3)(H)  Letter Agreement dated February 27, 1992 by and among the Company, Columbia Laboratories, Inc. and Joseph R. Robinson, as amended October 23, 1992.

               10.15(2)(H)  Collaboration Agreement dated as of November 24,
                            1992 by and between the Company and British
                            Bio-technology Limited.

               10.16(2)(H)  Collaboration Agreement dated as of April 30, 1993 by and between the Company and British
                            Bio-technology Limited.

               10.17(8) Facilities Lease, dated September 1, 1996, between the Registrant and Alameda Real Estate Investments.

               10.18(1)(H)  Agreement dated as of February 15, 1994 by and between the Company and Timm A. Carpenter.

               10.19(9)(HH) InSite Vision Incorporated 1994 Stock Option Plan
                            (Amended and Restated as of March 17, 1997).

               10.20(1)(HH) Form of InSite Vision Incorporated Notice of Grant
                            of Stock Option and Stock Option Agreement, with Addenda.

               10.21(9)(HH) Form of InSite Vision Incorporated Notice of
                            Automatic Option Grant and Non-Employee Director Option Agreement.

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

               10.24(1) Form of InSite Vision Incorporated Employee Stock Purchase Plan Enrollment/Change Form.

               10.25(4) Letter Agreement dated February 3, 1995 between the Company and David G. Harper.

               10.26(4) Settlement Agreement and General Release dated March 3, 1995 between the Company and Clifford Orent.

               10.27(5) Common Stock Purchase Agreement dated January 19, 1996 between the Registrant and the Investors listed on Schedule 1 thereto.

               10.28(6)(H)  ISV-205 License Agreement dated May 28, 1996 by and between the Company and CIBA Vision Ophthalmics.

               10.29(6)(H)  ToPreSite License Agreement dated May 28, 1996 by and between the Company and CIBA Vision Ophthalmics.

               10.30(6)(H)  BetaSite Contract Manufacturing Agreement dated July
                            18, 1996 by and between the Company and Bausch & Lomb Pharmaceuticals, Inc.

               10.31(6)(H)  PilaSite License Agreement dated July 18, 1996 by and between the Company and Bausch & Lomb
                            Pharmaceuticals, Inc.

               10.32(6)(H)  Timolol Development Agreement dated July 18, 1996 by and between the Company and Bausch & Lomb
                            Pharmaceuticals, Inc.

               10.33(6)(H)  Stock Purchase Agreement dated July 18, 1996 by and between the Company and Bausch & Lomb
                            Pharmaceuticals, Inc.

               10.34(10)    Engagement Agreement, dated April 1, 1997, by and
                            between the Company and William Blair & Company LLC.

               10.35(10)(H) License Agreement, dated July 1, 1997, by and between the University of Connecticut Health Center and the Company.

               10.36(10)(H) License Agreement, dated August 19, 1997, by and between the University of Rochester and the Company.

               10.37(10)    Form of Securities Purchase Agreement, dated
                            September 12, 1997, by and among the Company and the Selling Stockholders thereunder.

               10.38(10)    Form of Registration Rights Agreement, dated
                            September 12, 1997, by and among the Company and the Selling Stockholders thereunder.

               10.39(10)    Form of Warrant, dated September 12, 1997, to
                            William Blair & Company LLC.

               10.40(11)    License Agreement, dated January 28, 1999, by and
                            between the Company and Pharmacia & Upjohn AB.

               10.41(11)    Stock Purchase Agreement, dated January 28, 1999,
                            by and between the Company and Pharmacia & Upjohn AB and Pharmacia & Upjohn, SA.

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

(7) Incorporated by reference to exhibit of the same number in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(8) Incorporated by reference to exhibit of the same number in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(9) Incorporated by reference to Exhibits 99.1, 99.3, 99.4 and 99.8, respectively, in the Company's Registration Statement on Form S-8 (Registration No. 333-60057) as filed with the Securities and Exchange Commission on July 28, 1998.

(10)    Incorporated by reference to Exhibits 4.1, 4.2, 10.1, 10.2, 10.3, 10.4,
        10.5 and 10.6, respectively, in the Company's Registration Statement on Form S-3 (Registration No. 333-36673) as filed with the Securities and Exchange Commission on September 29, 1997.

(11) Confidential treatment has been requested as to certain portions of this agreement. Such omitted confidential information has been designated by an asterisk and has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under Securities Exchange Act of 1934, as amended, pursuant to an application for confidential treatment.

(H) Confidential treatment has been granted with respect to certain portions of this agreement.

(HH)    Management contract or compensatory plan.

(b)     Reports on Form 8-K

        The Registrant did not file any reports on Form 8-K during the fourth quarter of fiscal 1998.

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

Dated: March 30, 1999
                                            INSITE VISION INCORPORATED


                                    By:     /s/ S. Kumar Chandrasekaran
                                            ------------------------------------
                                            S. Kumar Chandrasekaran, Ph.D.
                                            Chairman of the Board, President,
                                            Chief Executive Officer and
                                            Chief Financial Officer

                                POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS:

        That the undersigned officers and directors of InSite Vision Incorporated, a Delaware corporation, do hereby constitute and appoint S. Kumar Chandrasekaran as his true and lawful attorney-in-fact and agent, with the power and authority to do any and all acts and things and to execute any and all instruments which said attorney and agent determines may be necessary or advisable or required to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Annual Report on Form 10-K. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Annual Report on Form 10-K, to any and all amendments, and to any and all instruments or documents filed as part of or in conjunction with this Annual Report on Form 10-K or amendments or supplements thereof, and each of the undersigned hereby ratifies and confirms all that said attorney and agent shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

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


      Name                                       Capacity                             Date
      ----                                       --------                             ----
/s/ S. Kumar Chandrasekaran                Chairman of the Board, President,      March 30, 1999
--------------------------------------     Chief Executive Officer and
    S. Kumar Chandrasekaran, Ph.D.         Chief Financial Officer


/s/ Mitchell H. Friedlaender               Director                               March 30, 1999
--------------------------------------
    Mitchell H. Friedlaender, M. D.


/s/ John E. Lucas                          Director                               March 30, 1999
--------------------------------------
    John E. Lucas


/s/ John L. Mattana                        Director                               March 30, 1999
--------------------------------------
    John L. Mattana


/s/ Anders P. Wiklund                      Director                               March 30, 1999
--------------------------------------
    Anders P. Wiklund

                                 EXHIBIT INDEX


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

               10.7(2) Form of Employee's Proprietary Information and Inventions Agreement.

               10.13(3)(H)  License Agreement dated as of October 9, 1991 by and between the Company and CIBA Vision Corporation, as amended October 9, 1991.

               10.14(3)(H)  Letter Agreement dated February 27, 1992 by and among the Company, Columbia Laboratories, Inc. and Joseph R. Robinson, as amended October 23, 1992.

               10.15(2)(H)  Collaboration Agreement dated as of November 24,
                            1992 by and between the Company and British
                            Bio-technology Limited.

               10.16(2)(H)  Collaboration Agreement dated as of April 30, 1993 by and between the Company and British
                            Bio-technology Limited.

               10.17(8) Facilities Lease, dated September 1, 1996, between the Registrant and Alameda Real Estate Investments.

               10.18(1)(H)  Agreement dated as of February 15, 1994 by and between the Company and Timm A. Carpenter.

               10.19(9)(HH) InSite Vision Incorporated 1994 Stock Option Plan
                            (Amended and Restated as of June 8, 1998).

               10.20(1)(HH) Form of InSite Vision Incorporated Notice of Grant
                            of Stock Option and Stock Option Agreement, with Addenda.

               10.21(9)(HH) Form of InSite Vision Incorporated Notice of
                            Automatic Option Grant and Non-Employee Director Option Agreement.

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

               10.24(1) Form of InSite Vision Incorporated Employee Stock Purchase Plan Enrollment/Change Form.

               10.25(4) Letter Agreement dated February 3, 1995 between the Company and David G. Harper.

               10.26(4) Settlement Agreement and General Release dated March 3, 1995 between the Company and Clifford Orent.

               10.27(5) Common Stock Purchase Agreement dated January 19, 1996 between the Registrant and the Investors listed on Schedule 1 thereto.

               10.28(6)(H)  ISV-205 License Agreement dated May 28, 1996 by and between the Company and CIBA Vision Ophthalmics.

               10.29(6)(H)  ToPreSite License Agreement dated May 28, 1996 by and between the Company and CIBA Vision Ophthalmics.

               10.30(6)(H)  BetaSite Contract Manufacturing Agreement dated July
                            18, 1996 by and between the Company and Bausch & Lomb Pharmaceuticals, Inc.

               10.31(6)(H)  PilaSite License Agreement dated July 18, 1996 by and between the Company and Bausch & Lomb
                            Pharmaceuticals, Inc.

               10.32(6)(H)  Timolol Development Agreement dated July 18, 1996 by and between the Company and Bausch & Lomb
                            Pharmaceuticals, Inc.

               10.33(6)(H)  Stock Purchase Agreement dated July 18, 1996 by and between the Company and Bausch & Lomb
                            Pharmaceuticals, Inc.

               10.34(10)    Engagement Agreement, dated April 1, 1997, by and
                            between the Company and William Blair & Company LLC.

               10.35(10)(H) License Agreement, dated July 1, 1997, by and between the University of Connecticut Health Center and the Company.

               10.36(10)(H) License Agreement, dated August 19, 1997, by and between the University of Rochester and the Company.

               10.37(10)    Form of Securities Purchase Agreement, dated
                            September 12, 1997, by and among the Company and the Selling Stockholders thereunder.

               10.38(10)    Form of Registration Rights Agreement, dated
                            September 12, 1997, by and among the Company and the Selling Stockholders thereunder.

               10.39(10)    Form of Warrant, dated September 12, 1997, to
                            William Blair & Company LLC.

               10.40(11)    License Agreement, dated January 28, 1999, by and
                            between the Company and Pharmacia & Upjohn AB.

               10.41(11)    Stock Purchase Agreement, dated January 28, 1999,
                            by and between the Company and Pharmacia & Upjohn
                            AB and Pharmacia Upjohn, SA.

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

(7) Incorporated by reference to exhibit of the same number in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(8) Incorporated by reference to exhibit of the same number in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(9) Incorporated by reference to Exhibits 99.1, 99.3, 99.4 and 99.8, respectively, in the Company's Registration Statement on Form S-8 (Registration No. 333-60057) as filed with the Securities and Exchange Commission on July 28 1998.


(10)    Incorporated by reference to Exhibits 4.1, 4.2, 10.1, 10.2, 10.3, 10.4,
        10.5 and 10.6, respectively, in the Company's Registration Statement on Form S-3 (Registration No. 333-36673) as filed with the Securities and Exchange Commission on September 29, 1997.


(11) Confidential treatment has been requested as to certain portions of this agreement. Such omitted confidential information has been designated by an asterisk and has been filed separatley with the Securities and Exchange Commision pursuant to Rule 24b-2 under Securities Exchange Act of 1934, as amended, pursuant to an application for confidential treatment.

(H) Confidential treatment has been granted with respect to certain portions of this agreement.

(HH)    Management contract or compensatory plan.

(b)     Reports on Form 8-K

        The Registrant did not file any reports on Form 8-K during the fourth quarter of fiscal 1998.

(c)     Exhibits

        See list of exhibits under (a)(3) above.

(d)     Financial Statement Schedules

        See (a)(2) above.