Form 10-Q
period 1999-03-31
INSITE VISION INC
filed 1999-05-14
CIK 802724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999




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




     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Registrant's common stock, $.01 par value, outstanding as of March 31, 1999: 18,781,528.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                TABLE OF CONTENTS



                                                                                 Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets at
        March 31, 1999 and December 31, 1998.......................................3

        Condensed Consolidated Statements of Operations
        For the three months ended March 31, 1999 and 1998.........................4

        Condensed Consolidated Statements of Cash Flows
        For the three months ended March 31, 1999 and 1998.........................5

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


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        Exhibits..................................................................16

        Reports on Form 8-K.......................................................16



                                    2 of 17

PART I  FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           INSITE VISION INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       March 31,            December 31,
(in thousands, except share and per share amounts)                        1999                  1998
-------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                          $  2,244               $  1,037
     Prepaid expenses and other current assets                               189                    190
                                                                        --------               --------
Total current assets                                                       2,433                  1,227

Property and equipment, at cost:
     Laboratory and other equipment                                        1,017                  1,062
     Leasehold improvements                                                   37                     49
     Furniture and fixtures                                                   23                     28
                                                                        --------               --------
                                                                           1,077                  1,139
Accumulated depreciation                                                     329                    280
                                                                        --------               --------
                                                                             748                    859
                                                                        --------               --------

Total assets                                                            $  3,181               $  2,086
                                                                        ========               ========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND COMMON
     STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                   $    141               $     86
     Accrued liabilities                                                     273                    341
     Accrued compensation and related expense                                366                    256
                                                                        --------               --------
Total current liabilities                                                    780                    683

Commitments

Redeemable preferred stock, $.01 par value,                                  695                  1,511
   5,000,000 shares authorized; 520 shares issued and
   outstanding at March 31, 1999; 1,170 shares issued and
   outstanding at December 31, 1998;  redemption value
   $732,000 at March 31, 1999; redemption value $1,986,000
   at December 31, 1998

Common stockholders' equity:
     Common stock, $.01 par value, 30,000,000 shares
       Authorized; 18,781,528 issued and outstanding at
       March 31, 1999; 16,852,015 issued and
       outstanding at December 31, 1998                                      188                    169
     Additional paid-in-capital                                           88,487                 85,605
     Accumulated deficit                                                 (86,969)               (85,882)
                                                                        --------               --------
Common stockholders' equity                                                1,706                   (108)
                                                                        --------               --------

Total liabilities, redeemable preferred stock and
  common stockholders' equity                                           $  3,181               $  2,086
                                                                        ========               ========


See accompanying notes to condensed consolidated financial statements.



                                     3 of 17

                           INSITE VISION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          Three months ended March 31,
(in thousands, except per share amounts)                                   1999                   1998
--------------------------------------------------------------------------------------------------------
Royalty revenues                                                         $      7               $     15

Operating expenses:
     Research and development, net                                            455                  1,544
     General and administrative                                               638                    571
                                                                         --------               --------
          Total                                                             1,093                  2,115
                                                                         --------               --------

Loss from operations                                                       (1,086)                (2,100)

Interest, other income and expense                                             12                    100
                                                                         --------               --------

Net loss                                                                   (1,074)                (2,000)

Non-cash preferred dividends                                                  (12)                  (190)
                                                                         --------               --------

Net loss applicable to common stockholders                               $ (1,086)              $ (2,190)
                                                                         ========               ========

Basic and diluted net loss per share applicable to
  common stockholders                                                    $  (0.06)              $  (0.15)

Shares used to calculate basic and diluted net
  loss per share                                                           18,261                 12,937

No cash dividends were declared or paid during the periods


See accompanying notes to condensed consolidated financial statements.



                                     4 of 17

                           INSITE VISION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Three months ended March 31,
(in thousands)                                                             1999                  1998
-------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                  $(1,074)              $(2,000)
Adjustments to reconcile net loss to net cash used
in operating activities:
     Depreciation and amortization                                            196                   231
     Changes in:
          Prepaid expenses and other current assets                             1                    67
          Accounts payable and accrued liabilities                             96                  (249)
                                                                          -------               -------
Net cash used in operating activities                                        (781)               (1,951)

INVESTING ACTIVITIES
Purchases of property and equipment                                           (12)                  (10)
                                                                          -------               -------
Net cash used in investing activities                                         (12)                  (10)

FINANCING ACTIVITIES
Issuance of common stock                                                    2,000                    --
                                                                          -------               -------
Net cash provided by financing activities                                   2,000                    --

Net increase (decrease) in cash and cash equivalents                        1,207                (1,961)
Cash and cash equivalents, beginning of period                              1,037                 8,660
                                                                          -------               -------

Cash and cash equivalents, end of period                                  $ 2,244               $ 6,699
                                                                          =======               =======

Supplemental disclosures:
     Non-cash preferred dividends                                         $    12               $   190
                                                                          =======               =======

     Non-cash conversion of redeemable preferred
       stock to common stock                                              $   828               $ 2,628
                                                                          =======               =======


See accompanying notes to condensed consolidated financial statements.



                                     5 of 17

                           INSITE VISION INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

NOTE 1  - BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for any future period.

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

        These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.



                                    6 of 17

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

OVERVIEW

        InSite Vision Incorporated ("InSite," "InSite Vision" or the "Company") is developing genetically-based tools for the diagnosis, prognosis and management of glaucoma and ophthalmic pharmaceutical products based on its proprietary DuraSite(R) eyedrop-based drug delivery technology.

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

        The Company has international and national collaborations with academic institutions for the identification and clinical evaluation of genetic markers for glaucoma. To date, the Company's academic collaborators at UCSF and UCHC have identified genes associated with primary open-angle glaucoma (the most prevalent form of the disease in adults), juvenile glaucoma and primary congenital glaucoma. A rapid, high throughput method for screening patients for specific mutations, based on the diagnostic/prognostic technology, ISV-900, is being developed in partnership with a certified clinical laboratory. The Company is discussing the commercialization of the test with several potential partners. Currently, the FDA does not specifically require approval of genetic tests developed and conducted by certified clinical laboratories and the FDA has not reviewed this test for determining the risk of developing glaucoma.

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



                                    7 of 17

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

        On January 28, 1999, the Company entered into a license agreement and stock purchase agreement pursuant to which InSite granted Pharmacia & Upjohn, ("P&U") an exclusive worldwide license to ISV-205 for the treatment of glaucoma. The license calls for (i) P&U to assume responsibility for the development of the product upon completion by InSite of, among other activities, the Phase II studies currently being conducted by the Company, (ii) P&U to reimburse InSite for certain research and development expenses and make payments to InSite for on-going technical support, and (iii) the payment by P&U to InSite of royalties on product sales should ISV-205 be successfully commercialized. InSite will continue to bear responsibility for the prosecution and maintenance of the patents subject to the license, among other things. The transaction also provided for an equity investment from P&U of $2,000,000 for which they received 1,095,506 shares of common stock, with the potential for future equity investments based on achievement of certain milestones.

        In March 1999, the Company entered into a royalty-bearing licensing agreement with Global Damon, a Korean company, to be the exclusive distributor of AquaSite(R) in the Republic of Korea. Concurrently, the Company entered into a manufacturing agreement with Kukje, a Korean company, to produce the AquaSite to be sold by Global Damon.

        As of March 31, 1999, the Company's accumulated deficit was approximately $87.0 million. There can be no assurance that InSite Vision will ever achieve either significant revenues or profitable operations.

RESULTS OF OPERATIONS

        The Company earned royalty revenues of $7,000 and $15,000 in the first quarter of 1999 and 1998, respectively, from sales of AquaSite" by CIBA Vision. To date, the Company has not relied on royalty revenues to fund its activities.

        Research and development expenses, net were $455,000 and $1.5 million for the first quarter of 1999 and 1998, respectively. This decrease reflects the reimbursement of research expenses of $900,000 in the first quarter of 1999, from P&U pursuant to the January 1999, ISV-205 licensing agreement. Additionally, the decrease includes cost savings from the reduction in research and development personnel, to focus research activities on ISV-205 and ISV-900, which occurred in the fourth quarter of 1998.

        General and administrative expenses increased 12% during the first quarter of 1999 to $638,000 from $571,000 during the first quarter of 1998. This increase was primarily due to higher legal and consulting costs, mainly related to licensing activities.

        The Company incurred net losses applicable to common stockholders of $1.1 million and $2.2 million during the first quarter of 1999 and 1998, respectively. The decrease for the first quarter of 1999 compared to 1998 was due primarily to the reimbursement of research expenses by P&U. The Company expects to incur substantial additional losses over the next several years. These losses are expected to fluctuate from period to period based primarily on the level of the Company's product development and clinical activities.

LIQUIDITY AND CAPITAL RESOURCES

        Through 1995, InSite Vision financed its operations primarily through private placements of preferred stock, totaling approximately $32 million, and an October 1993 public offering of Common Stock, which resulted in net proceeds of approximately $30 million. After 1995, the Company financed its operations primarily through a January 1996 private placement of Common Stock and warrants resulting in net proceeds of approximately $4.7 million and an April 1996 public offering which raised net proceeds of approximately $8.1 million. In accordance with a July 1996 agreement between the Company and B&L, the Company received a total of $2.0 million from the sale of Common Stock in August 1996 and 1997. In September 1997, the Company completed a $7.0 million private placement of 7,000 shares of Series A Redeemable Convertible Preferred Stock (Series A preferred stock) for which net proceeds were approximately $6.5 million. In February 1999, the Company received $2.0 million from the sale of Common Stock in accordance with the



                                    8 of 17

January 1999 License and Stock Purchase agreements with P&U.

        At March 31, 1999, the Company had cash and cash equivalents totaling $2.2 million compared to $1.0 million as of December 31, 1998. It is the Company's policy to invest these funds in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt.

        The increase in cash and cash equivalents of $1.2 million in the three months ended March 31, 1999 related primarily to the $2.0 million received from the issuance 1,095,506 shares of Common Stock to P&U pursuant to the January 1999 Stock Purchase Agreement. The Company also used $781,000 for operating activities during the quarter ended March 31, 1999, which was $1.2 million less than the $2.0 million used in the quarter ended March 31, 1998. The decrease in the use of cash for operating activities was primarily due to the $900,000 received from P&U, related to the January 1999 License Agreement, for technical support provided on the ISV-205 project.

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

        The Company has implemented a program to assess its exposure from Y2K related failures in its internal systems. The Company has determined that the majority of the Company's significant operating and accounting systems are Y2K compliant. The Company is in the process of upgrading and replacing those systems that are not currently Y2K compliant. The anticipated cost of these upgrades will be expensed as incurred and are anticipated to be less than $25,000. However, there can be no assurance that costs will not exceed the Company's estimate. While the Company does not have a comprehensive program for monitoring whether its suppliers' and vendors' systems are Y2K compliant, it does not believe that non-compliance by any single source provider would have a material impact on its operations. The Company does not expect its financial condition or results of operations to be materially adversely affected by Y2K issues.


                                  RISK FACTORS

IT IS DIFFICULT TO EVALUATE OUR BUSINESS BECAUSE WE ARE IN AN EARLY STATE OF DEVELOPMENT AND OUR TECHNOLOGY IS UNTESTED

        We are in an early state of developing our business. We are currently only receiving a small amount of royalties from the sale of one of our products, an over-the-counter, or OTC, dry eye treatment. Before regulatory authorities will grant us marketing approval, we will need to conduct significant additional research and development and preclinical and



                                    9 of 17
clinical testing. All of our products are subject to risks that are inherent to products based upon new technologies. These risks include the risks that our products:

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

        We believe our cash and cash equivalents in addition to amounts to be received from P&U as part of the ISV-205 transaction will be sufficient to finance our working capital and capital expenditure requirements through December 31, 1999.

WE EXPECT TO CONTINUE TO SUFFER LOSSES

        We have incurred significant operating losses since our inception in 1986. As of March 31, 1999, our accumulated deficit was approximately $87.0 million. We have not achieved profitability and we expect to continue to incur net losses for the foreseeable future.

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

WE RELY ON THIRD PARTIES TO DEVELOP, MARKET AND SELL OUR PRODUCTS

        We have not established a dedicated sales and marketing organization. Therefore, if we are to successfully commercialize our product candidates, we will be required to enter into arrangements with one or more third parties that



                                    10 of 17
will:

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

        In July 1996, we entered into agreements with B&L pursuant to which:

- B&L has agreed to manufacture our product candidates at B&L's facility in Tampa, Florida using equipment owned by us; we agreed with B&L to share the cost of certain leasehold improvements in connection with the installation and operation of the equipment;
- B&L received, for a license fee of $500,000, an exclusive worldwide royalty-bearing license to manufacture and market PilaSite(R); and
- We agreed with B&L to collaborate to develop and sell a new DuraSite based eyedrop formulation.

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

OUR BUSINESS DEPENDS UPON OUR PROPRIETARY RIGHTS, AND THERE IS A RISK OF INFRINGEMENT

        Our success will depend in large part on our ability to obtain patents, protect trade secrets, obtain and maintain rights to technology developed by others, and operate without infringing upon the proprietary rights of others. A substantial number of patents in the field of ophthalmology and genetics have been issued to pharmaceutical, biotechnology and biopharmaceutical companies. Moreover, competitors may have filed patent applications, may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with ours. We cannot be certain that our patent applications will be approved, that we will develop additional proprietary products that are patentable, that any issued patents will provide us with adequate protection for our inventions or will not be challenged by others, or that the patents of others will not impair our ability to commercialize our products. The patent positions of firms



                                    11 of 17
in the pharmaceutical and genetic industries generally are highly uncertain, involve complex legal and factual questions, and have recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under pharmaceutical and genetic patents. Despite our efforts to protect our proprietary rights, we cannot be certain others will not independently develop similar products, duplicate any of our products or design around any of our patents or that third parties from which we have licensed or otherwise obtained technology will not attempt to terminate or scale back our rights.

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

        Contract manufacturers must adhere to Good Manufacturing Practices, or GMP, regulations which are strictly enforced by the FDA on an ongoing basis through its facilities inspection program. Contract manufacturing facilities must pass a pre-approval plant inspection before the FDA will approve an NDA. Certain material manufacturing changes that



                                    12 of 17
occur after approval are also subject to FDA review and clearance or approval. We cannot be certain the FDA or other regulatory agencies will approve the process or the facilities by which any of our products may be manufactured. Our dependence on third parties for manufacture of products may harm our ability to develop and deliver products on a timely and competitive basis. Should we be required to manufacture products ourselves we:

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



                                    13 of 17

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



                                    14 of 17

OUR OFFICERS AND DIRECTORS WILL BE ABLE TO EXERT SIGNIFICANT CONTROL ON INSITE

        As of March 31, 1999, our management and principal stockholders together beneficially owned approximately 22% of our outstanding shares of common stock. As a result, these stockholders, acting together, may be able to effectively control all matters requiring approval by our stockholders, including the election of a majority of our directors and the approval of business combinations.

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

        As of March 31, 1999, 520 shares of Series A Convertible Redeemable Preferred Stock were issued and outstanding. The actual number of shares of common stock issuable upon conversion of the outstanding Series A Convertible Redeemable Preferred Stock will equal:

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



                                    15 of 17

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


PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)      Exhibits

        27          Financial Data Schedule


b)      Reports on Form 8-K

        A Report on Form 8-K was filed by the Company on March 3, 1999.



                                    16 of 17

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INSITE VISION INCORPORATED


Dated:  May 14, 1999                        by: /s/   S. Kumar Chandrasekaran
                                                --------------------------------

                                               S. Kumar Chandrasekaran, Ph.D.
                                               Chairman of the Board,
                                               Chief Executive Officer and
                                               Chief Financial Officer
                                               (on behalf of the registrant and
                                               as principal financial and
                                               accounting officer)



                                    17 of 17

                                 EXHIBIT INDEX

     Exhibit
     Number         Description
     ------         -----------
       27           Financial Data Schedule