Form 10-Q
period 1999-06-30
INSITE VISION INC
filed 1999-08-16
CIK 802724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999




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




         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of Registrant's common stock, $.01 par value, outstanding as of June 30, 1999: 19,096,185.

                          QUARTERLY REPORT ON FORM 10-Q
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION

                                                                    Page
                                                                    ----
Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at
         June 30, 1999 and December 31, 1998 .....................    3

         Condensed Consolidated Statements of Operations
         For the three and six months ended June 30, 1999 and 1998    4

         Condensed Consolidated Statements of Cash Flows
         For the six months ended June 30, 1999 and 1998 .........    5

         Notes to Condensed Consolidated Financial Statements ....    6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ...........    7


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Stockholders .........   16

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits ................................................   16

Reports on Form 8-K ..............................................   16


                                    2 of 17

PART I  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           INSITE VISION INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                          June 30,           December 31,
(in thousands, except share and per share amounts)                                          1999                1998
--------------------------------------------------                                       ----------          ---------
ASSETS
Current assets:
     Cash and cash equivalents ..................................................          $  1,604           $  1,037
     Prepaid expenses and other current assets ..................................               123                190
                                                                                           --------           --------
Total current assets ............................................................             1,727              1,227

Property and equipment, at cost:
     Laboratory and other equipment .............................................             1,046              1,062
     Leasehold improvements .....................................................                36                 49
     Furniture and fixtures .....................................................                22                 28
                                                                                           --------           --------
                                                                                              1,104              1,139
Accumulated depreciation ........................................................               418                280
                                                                                           --------           --------
                                                                                                686                859
                                                                                           --------           --------

Total assets ....................................................................          $  2,413           $  2,086
                                                                                           ========           ========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND COMMON
     STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ...........................................................          $    234           $     86
     Accrued liabilities ........................................................               340                341
     Accrued compensation and related expense ...................................               453                256
                                                                                           --------           --------
Total current liabilities .......................................................             1,027                683

Commitments

Redeemable preferred stock, $.01 par value, 5,000,000 ...........................               444              1,511
     shares authorized; 320 shares issued and outstanding
     at June 30, 1999; 1,170 shares issued and
     outstanding at December 31, 1998;  redemption value
     $694,000 at June 30, 1999; redemption value
     $1,986,000 at December 31, 1998

Common stockholders' equity:
     Common stock, $.01 par value, 30,000,000 shares authorized; 19,096,185 issued and outstanding at June 30, 1999; 16,852,015 issued and
       outstanding at December 31, 1998 .........................................               191                169
     Additional paid-in-capital .................................................            88,749             85,605
     Accumulated deficit ........................................................           (87,998)           (85,882)
                                                                                           --------           --------
Common stockholders' equity .....................................................               942               (108)
                                                                                           --------           --------

Total liabilities, redeemable preferred stock and
  common stockholders' equity ...................................................          $  2,413           $  2,086
                                                                                           ========           ========

See accompanying notes to condensed consolidated financial statements.




                                    3 of 17

                           INSITE VISION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    Three months ended June 30,           Six Months Ended June 30,
(in thousands, except per share amounts)                               1999              1998              1999              1998
----------------------------------------                            ---------          --------          --------          --------

Royalty revenues ...........................................         $      1          $      3          $      8          $     18

Operating expenses:
     Research and development, net .........................              496             1,710               951             3,253
     General and administrative ............................              549               718             1,187             1,289
                                                                     --------          --------          --------          --------
          Total operating expenses .........................            1,045             2,428             2,138             4,542
                                                                     --------          --------          --------          --------

Loss from operations .......................................           (1,044)           (2,425)           (2,130)           (4,524)

Interest, other income and expense .........................               22                83                34               182
                                                                     --------          --------          --------          --------

Net loss ...................................................           (1,022)           (2,342)           (2,096)           (4,342)

Non-cash preferred dividends ...............................               (8)             (185)              (20)             (375)
                                                                     --------          --------          --------          --------

Net loss applicable to common stockholders .................         $ (1,030)         $ (2,527)         $ (2,116)         $ (4,717)
                                                                     ========          ========          ========          ========

Basic and diluted net loss per share
     applicable to common stockholders .....................         $  (0.05)         $  (0.17)         $  (0.11)         $  (0.33)
                                                                     ========          ========          ========          ========

Shares used to calculate basic and
diluted net loss per share .................................           18,886            14,465            18,574            14,438
                                                                     ========          ========          ========          ========
No cash dividends were declared or paid during the periods.



See accompanying notes to condensed consolidated financial statements.



                                    4 of 17

                           INSITE VISION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Six months ended June 30,
(in thousands)                                                                      1999            1998
--------------                                                                    --------        -------

OPERATING ACTIVITIES
Net loss ..................................................................        $(2,096)       $(4,342)
Adjustments to reconcile net loss to net cash used in
Operating activities:
     Depreciation and amortization ........................................            310            446
     Changes in:
          Prepaid expenses and other current assets .......................             67            147
          Accounts payable and accrued liabilities ........................            344           (201)
                                                                                   -------        -------
Net cash used in operating activities .....................................         (1,375)        (3,950)

INVESTING ACTIVITIES
Purchases of property and equipment .......................................            (69)           (17)
                                                                                   -------        -------
Net cash used in investing activities .....................................            (69)           (17)

FINANCING ACTIVITIES
Issuance of common stock ..................................................          2,011            197
                                                                                   -------        -------
Net cash provided by financing activities .................................          2,011            197

Net increase (decrease) in cash and cash equivalents ......................            567         (3,770)
Cash and cash equivalents, beginning of period ............................          1,037          8,660
                                                                                   -------        -------

Cash and cash equivalents, end of period ..................................        $ 1,604        $ 4,890
                                                                                   =======        =======

Supplemental disclosures:
     Non-cash preferred dividends .........................................        $    20        $   375
                                                                                   =======        =======

     Non-cash conversion of redeemable preferred stock
       to common stock ....................................................        $ 1,087        $ 2,628
                                                                                   =======        =======



See accompanying notes to condensed consolidated financial statements.



                                    5 of 17

                           INSITE VISION INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

NOTE 1  -   BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for any future period.

         The Company will require substantial additional funds to conduct the development and testing of its potential products and to manufacture and market any products that may be developed. The Company's future capital requirements will depend on numerous factors, including the progress of its research and development programs, the progress of preclinical and clinical testing, the ability of the Company to establish additional corporate partnerships for the development, manufacture and marketing of its potential products, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing collaborative and licensing relationships, and the purchase of additional capital equipment. The Company is currently seeking additional funding through collaborative or other arrangements, public or private equity or debt financing, and from other sources. There can be no assurance that additional financing will be available from any of these sources or, if available, that it will be available on acceptable terms. Any failure by the Company to obtain additional funding on acceptable terms, or at all, will have a material adverse effect on the Company's business, financial condition and results of operations. If additional funds are raised by issuing equity securities, significant dilution to existing stockholders may result. If adequate funds are not available, the Company will be required to delay, scale back or eliminate one or more of its research, discovery or development programs, scale back or cease operations altogether or obtain funds through entering into arrangements with collaborators or others on disadvantageous terms that may, among other things, require the Company to relinquish rights to certain of its technologies, product candidates or products.

         These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


NOTE 2  -   SUBSEQUENT EVENTS

         In July 1999, the Company executed a Termination, Release and Purchase Agreement ("Termination Agreement") with Bausch & Lomb Pharmaceuticals, Inc. ("B&L). This agreement terminates the BetaSite Contract Manufacturing Agreement and the PilaSite License Agreement between the Company and B&L, both dated July 18, 1996, and transfers ownership of certain equipment, currently located at the B&L facility, to B&L. As consideration, the Company received $410,000, and recorded a loss on sale of equipment of $107,000. During 1998 these assets had been evaluated and were determined to be impaired under FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" and $87,000 of expense was recorded and included in the research and development expense in the Consolidated Statements of Operations.

         In August 1999, the Company entered into a licensing agreement with SSP Co., Inc., a Japanese company, to be the exclusive manufacturer and distributor of AquaSite in Japan. AquaSite is an over-the-counter product which uses the Company's DuraSite technology and demulcents for the symptomatic treatment of dry eye.


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

         Another result of the glaucoma genetics research has been the development of the ISV-205 product candidate. This DuraSite formulation contains a drug that has been shown in cell and organ culture systems to inhibit the production of a protein that appears to cause glaucoma. In June 1999, the Company reported positive results on its Phase II trial of ISV-205 and anticipates Pharmacia & Upjohn, ("P&U"), who has licensed ISV-205, will begin an additional Phase II trial in the fourth quarter of 1999.

         The DuraSite delivery system is a patented eyedrop formulation comprising a cross-linked carboxyl-containing polymer, which incorporates the drug to be delivered to the eye. The formulation is instilled in the cul-de-sac of the eye as a small volume eyedrop. DuraSite can be customized to deliver a wide variety of potential drug candidates with a broad range of molecular weights and other properties. The DuraSite formulation remains in the eye for up to several hours during which time the active drug ingredient is gradually released. DuraSite extends the residence time of the drug due to a combination of mucoadhesion, surface tension and viscosity. Eyedrops delivered in the DuraSite system contrast to conventional eyedrops which typically only last in the eye a few minutes, thus requiring delivery of a highly concentrated burst of drug and frequent administration to sustain therapeutic levels. The increased residence time for DuraSite is designed to permit lower concentrations of a drug to be administered over a longer period of time, thereby minimizing the inconvenience of frequent dosing and reducing the potential related adverse side effects.

         Recently, the Company received an additional patent allowance extending the viscosity and ph ranges of the DuraSite system. This will allow a broader range of compounds to be delivered by the system and extends the patent coverage to 2016.


                                    7 of 17

         The Company is focusing its research and development resources on ISV-900 for prognosis, diagnosis and management of glaucoma and ISV-205 for the treatment of inflammation and the prevention and treatment of glaucoma.

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

         On January 28, 1999, the Company entered into a license agreement and stock purchase agreement pursuant to which InSite granted P&U an exclusive worldwide license to ISV-205 for the treatment of glaucoma. The license calls for (i) P&U to assume responsibility for the development of the product upon completion by InSite of, among other activities, the Phase II study conducted by the Company, (ii) P&U to reimburse InSite for certain research and development expenses and make payments to InSite for on-going technical support, and (iii) the payment by P&U to InSite of royalties on product sales should ISV-205 be successfully commercialized. InSite will continue to bear responsibility for the prosecution and maintenance of the patents subject to the license, among other things. The transaction also provided for an equity investment from P&U of $2,000,000 for which they received 1,095,506 shares of common stock, with the potential for future equity investments based on achievement of certain milestones.

         In March 1999, the Company entered into a royalty-bearing license agreement with Global Damon, a Korean company, to be the exclusive distributor of AquaSite in the Republic of Korea. Concurrently, the Company entered into a manufacturing agreement with Kukje, a Korean company, to produce the AquaSite to be sold by Global Damon.

         As of June 30, 1999, the Company's accumulated deficit was approximately $88.0 million. There can be no assurance that InSite Vision will ever achieve either significant revenues or profitable operations.

RESULTS OF OPERATIONS

         The Company earned royalty revenues of $8,000 and $18,000 in the first six months of 1999 and 1998, respectively, from sales of AquaSite by CIBA Vision. To date, the Company has not relied on royalty revenues to fund its activities.

         Research and development expenses, net, were $496,000 and $1.7 million for the second quarter of 1999 and 1998, respectively, and $951,000 and $3.3 million for the six months ended June 30, 1999 and 1998, respectively. This decrease reflects the reimbursement of research expenses of $900,000 in each of the first two quarters of 1999, from P&U pursuant to the January 1999, ISV-205 license agreement. Additionally, the decrease reflects cost savings from the Company's reduction in research and development personnel in the fourth quarter of 1998, to focus research activities on ISV-205 and ISV-900.

         General and administrative expenses decreased 23% during the second quarter of 1999 to $549,000 from $718,000 during the second quarter of 1998. This decrease was primarily due to lower consulting and other outside service costs, mainly related to financial reporting activities. General and administrative expenses decreased 8% to $1.2 million from $1.3 million for the six months ended June 30, 1999 and 1998, respectively. The decrease reflected the lower consulting and other outside services for financial reporting activities offset by the costs related to the Company's licensing activities which occurred in the first quarter.

         The Company incurred net losses applicable to common stockholders of $1.0 million and $2.5 million during the second quarter of 1999 and 1998, respectively, and $2.1 million and $4.7 million for the six months ended June 30, 1999 and 1998, respectively. The decreases for the both the second quarter of 1999 compared to 1998, and the six month periods then ended, was due primarily to the reimbursement of research expenses by P&U and the Company's decision to focus its resources on ISV-205 and ISV-900. The Company expects to incur substantial additional losses over the next several years. These losses are expected to fluctuate from period to period based primarily on the level of the Company's product development and clinical activities and the receipt of expense reimbursements, if any.



                                    8 of 17

LIQUIDITY AND CAPITAL RESOURCES

         Through 1995, InSite Vision financed its operations primarily through private placements of preferred stock, totaling approximately $32 million, and an October 1993 public offering of Common Stock, which resulted in net proceeds of approximately $30 million. After 1995, the Company financed its operations primarily through a January 1996 private placement of Common Stock and warrants resulting in net proceeds of approximately $4.7 million and an April 1996 public offering which raised net proceeds of approximately $8.1 million. In accordance with a July 1996 agreement between the Company and B&L, the Company received a total of $2.0 million from the sale of Common Stock in August 1996 and 1997. In September 1997, the Company completed a $7.0 million private placement of 7,000 shares of Series A Redeemable Convertible Preferred Stock (Series A preferred stock) for which net proceeds were approximately $6.5 million. In February 1999, the Company received $2.0 million from the sale of Common Stock in accordance with its January 1999 License and Stock Purchase agreements with P&U.

         At June 30, 1999, the Company had cash and cash equivalents totaling $1.6 million compared to $1.0 million as of December 31, 1998. It is the Company's policy to invest these funds in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt.

         The increase in cash and cash equivalents of $0.6 million in the six months ended June 30, 1999 related primarily to the $2.0 million received from the issuance 1,095,506 shares of Common Stock to P&U pursuant to the January 1999 Stock Purchase Agreement. The Company also used $1.4 million for operating activities during the six months ended June 30, 1999, which was $2.6 million less than the $4.0 million used in the six months ended June 30, 1998. The decrease in the use of cash for operating activities was primarily due to $1.8 million received from P&U, under the January 1999 License Agreement, for technical support provided on the ISV-205 project.

         The Company's future capital expenditures and requirements will depend on numerous factors, including the progress of its research and development programs and preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the ability of the Company to establish additional collaborative arrangements and to earn milestone payments and cost reimbursements from its existing collaborative arrangements, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing collaborative and licensing relationships, acquisition of new businesses, products and technologies, the completion of commercialization activities and arrangements, and the purchase of additional property and equipment.

         The Company anticipates no material capital expenditures to be incurred for environmental compliance in fiscal year 1999. Based on the Company's good environmental compliance record to date, and its current compliance with applicable environmental laws and regulations, environmental compliance is not expected to have a material adverse effect on the Company's operations.

         The Company believes that its cash and cash equivalents, in combination with the cash the Company has received and will receive during 1999 as part of the ISV-205 licensing transaction with P&U, will be sufficient to meet its operating expenses and cash requirements through 1999. InSite Vision will require substantial additional funds prior to reaching profitability and the Company may seek future collaborative agreements, private or public equity investments, and possibly research funding to meet such needs. Even if the Company does not have an immediate need for additional cash, it may seek access to the private or public equity markets if and when it believes conditions are favorable. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, or at all.

YEAR 2000

         The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations.

         The Company has implemented a program to assess its exposure from Y2K related failures in its internal systems. The Company has determined that the majority of the Company's significant operating and accounting systems are Y2K compliant. The Company is in the process of upgrading and replacing those systems that are not currently Y2K compliant. The anticipated cost of these upgrades will be expensed as incurred and are anticipated to be less than $25,000. However, there can be no assurance that costs will not exceed the Company's estimate. While the Company does not have



                                    9 of 17
a comprehensive program for monitoring whether its suppliers' and vendors' systems are Y2K compliant, it is in the process of verifying the compliance of its single source suppliers. The Company does not believe that non-compliance by any single source supplier would have a material impact on its short-term operations. The Company does not expect its financial condition or results of operations to be materially adversely affected by Y2K issues.


                                  RISK FACTORS

IT IS DIFFICULT TO EVALUATE OUR BUSINESS BECAUSE WE ARE IN AN EARLY STATE OF DEVELOPMENT AND OUR TECHNOLOGY IS UNTESTED

         We are in an early state of developing our business. We are currently only receiving a small amount of royalties from the sale of one of our products, an over-the-counter, or OTC, dry eye treatment. Before regulatory authorities will grant us marketing approval, we will need to conduct significant additional research and development and preclinical and clinical testing. All of our products are subject to risks that are inherent to products based upon new technologies. These risks include the risks that our products:

~    will be found to be unsafe or ineffective;
~ will fail to receive necessary marketing clearance from regulatory authorities;
~ even if safe and effective, will be too difficult to manufacture or market;
~ will be unmarketable due to the proprietary rights of third parties; or
~ will not be able to compete with superior, equivalent or more cost-effective products offered by third parties.

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


WE REQUIRE SIGNIFICANT FUNDING FOR OUR CAPITAL REQUIREMENTS

         We will require substantial additional funding to develop and conduct testing on our potential products. We will also require additional funding to manufacture and market any products which we do develop. Our future capital requirements will depend upon many factors, including:

~    the progress of our research and development programs;
~    the progress of preclinical and clinical testing;
~ our ability to establish additional corporate partnerships to develop, manufacture and market our potential products;
~ our ability to earn milestone payments and expense reimbursements under our existing collaborative arrangements;
~    the time and cost involved in obtaining regulatory approvals;
~ the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;
~    competing technological and market developments;
~    changes in our existing collaborative and licensing relationships; and
~    the purchase of additional capital equipment.

         We are currently seeking additional funding through collaborative or other arrangements, public or private equity or debt financing, and from other sources. We cannot be certain that we will be able to secure additional funding from these sources, or that such funding will be on terms acceptable to us. If we fail to secure additional funding upon acceptable terms, our business will be harmed.

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


                                    10 of 17

WE EXPECT TO CONTINUE TO SUFFER LOSSES

         We have incurred significant operating losses since our inception in 1986. As of June 30, 1999, our accumulated deficit was approximately $88.0 million. We have not achieved profitability and we expect to continue to incur net losses for the foreseeable future.

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

WE RELY ON THIRD PARTIES TO DEVELOP, MARKET AND SELL OUR PRODUCTS

         We have not established a dedicated sales and marketing organization. Therefore, if we are to successfully commercialize our product candidates, we will be required to enter into arrangements with one or more third parties that will:

~    provide for Phase III clinical testing;
~    provide for commercial scale up and manufacture of our potential products;
~ obtain or assist us in other activities associated with obtaining regulatory approvals for our product candidates; and
~    market and sell our products, if they are approved.

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

         In January 1999, we entered into a license agreement with Pharmacia & Upjohn AB, or P&U, pursuant to which:

~    P&U will develop, manufacture, process and use ISV-205;
~ P&U will finish, market, distribute, detail and sell the products developed from the active ingredient in ISV-205.

         In July 1996, we entered into an agreement with B&L pursuant to which we agreed to collaborate to develop and sell a new DuraSite based eyedrop formulation.

         In July 1999, we terminated our PilaSite license agreement and BetaSite contract manufacturing agreement, and sold the equipment we owned at the B&L facility in Tampa to B&L. See "Risk Factors -- We have no experience in commercial manufacturing" for further discussion of the impact of this termination.

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


                                    11 of 17

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

ACQUISITIONS MAY PRESENT RISKS TO OUR BUSINESS

         At some point in the future we may pursue acquisitions of companies, product lines, technologies or businesses that our management believes are complementary or otherwise beneficial. In the event that such an acquisition does occur, we cannot be certain how such acquisitions will affect our business. Future acquisitions may result in substantial dilution to our stockholders, the incurrence of additional debt and amortization expenses related to goodwill, research and development and other intangible assets, all of which could harm our business. In addition, acquisitions will involve several risks for us, including:

         ~ assimilating employees, operations, technologies and products from the acquired companies with our existing employees, operation, technologies and products;



                                    12 of 17

         ~        diverting our management's attention from day-to-day operation of our business;
         ~        entering markets in which we have no or limited direct
                  experience; and
         ~        potentially losing key employees from the acquired companies.

WE HAVE NO EXPERIENCE IN COMMERCIAL MANUFACTURING AND WE RELY ON A SOLE SOURCE FOR CERTAIN RAW MATERIALS

         We have no experience in the manufacture of products for commercial purposes. We have a pilot facility licensed by the State of California to manufacture certain of our products for Phase I and Phase II clinical trials. In July 1999, we terminated our alliance under which B&L agreed to manufacture our products. Should we encounter delays or difficulties in establishing and maintaining a relationship with other qualified manufacturers to produce, package and distribute our finished products, then clinical trials, regulatory filings, market introduction and subsequent sales of our products will be harmed.

         Contract manufacturers must adhere to Good Manufacturing Practices, or GMP, regulations which are strictly enforced by the FDA on an ongoing basis through its facilities inspection program. Contract manufacturing facilities must pass a pre-approval plant inspection before the FDA will approve an NDA. Certain material manufacturing changes that occur after approval are also subject to FDA review and clearance or approval. We cannot be certain the FDA or other regulatory agencies will approve the process or the facilities by which any of our products may be manufactured. Our dependence on third parties for manufacture of products may harm our ability to develop and deliver products on a timely and competitive basis. Should we be required to manufacture products ourselves we:

         ~        will be required to expend significant amounts of capital to install a manufacturing capability,
         ~        will be subject to the regulatory requirements described
                  above,
         ~        will be subject to similar risks regarding delays or
                  difficulties encountered in manufacturing any such products
                  and
         ~        will require substantial additional capital.

         We cannot be certain we will be able to manufacture any products successfully or in a cost-effective manner. In addition, certain of the raw materials we use in formulating our DuraSite drug delivery system are available from only one source. Any significant interruption in the supply of these raw materials could delay our clinical trials, product development or product sales and could harm our business.

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




                                    13 of 17

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


                                    14 of 17

In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources. Moreover, we may be required to incur significant costs to comply with environmental laws and regulations, especially to the extent that we manufacture our own products.

OUR OFFICERS AND DIRECTORS WILL BE ABLE TO EXERT SIGNIFICANT CONTROL ON INSITE

         As of June 30, 1999, our management and principal stockholders together beneficially owned approximately 22% of our outstanding shares of common stock. As a result, these stockholders, acting together, may be able to effectively control all matters requiring approval by our stockholders, including the election of a majority of our directors and the approval of business combinations.

THE PRICE OF OUR COMMON STOCK MAY BE VOLATILE AND WE DO NOT ANTICIPATE PAYING ANY CASH DIVIDENDS

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

         As of June 30, 1999, 320 shares of Series A Convertible Redeemable Preferred Stock were issued and outstanding. In July 1999, those remaining shares were converted into 332,070 shares of common stock. A warrant for 70 shares of Series A Convertible Redeemable Preferred Stock was outstanding as of June 30, 1999 and may be exercised until September 12, 2000. The actual number of shares of common stock issuable upon conversion of the Series A Convertible Redeemable Preferred Stock underlying such warrant will equal:

                  (i) the aggregate stated value of the Series A Convertible Redeemable Preferred Stock then being converted ($1,000 per share) plus a premium in the amount of 6% per annum accruing from September 12, 1997 through the date of conversion, divided by

                  (ii) a conversion price equal to the lower of $2.127 or the product of the average of the lowest closing bid prices for our common stock for any 5 trading days during the 22 consecutive trading day period immediately preceding the date of conversion, subject to adjustment in accordance with the terms

                                    15 of 17
         of the Certificate of Designations, Preferences and Rights for the Series A Convertible Redeemable Preferred Stock, multiplied by a conversion percentage equal to 82.5%.

         For a complete description of the relative rights, preferences, privileges, powers and restrictions of the Series A Convertible Redeemable Preferred Stock, see the Certificate of Designations, Preferences and Rights attached as Exhibit 4.1 to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 29, 1997. Depending on market conditions at the time of conversion, the number of shares of common stock issuable could increase significantly in the event of a decrease in the trading price of the common stock. Investors in common stock could therefore experience substantial dilution upon conversion of the Series A Convertible Redeemable Preferred Stock. In addition, in the event that any holder of Series A Convertible Redeemable Preferred Stock is unable to convert any such securities into common stock, any or all such holders may cause us to redeem in cash any such Series A Convertible Redeemable Preferred Stock that cannot be so converted. In the event that we fail to so redeem such shares, the holders of the Series A Convertible Redeemable Preferred Stock are entitled to additional remedies as set forth in the Certificate of Designations, Preferences and Rights.

         In addition, in the event our common stock is delisted from the American Stock Exchange, or the AMEX, any or all of the holders of Series A Convertible Redeemable Preferred Stock may cause us to redeem such shares. If we fail to so redeem those shares, the holders are entitled to additional remedies as set forth in the Certificate of Designations, Preferences and Rights. In view of our current financial condition, we cannot be certain that our shares will not be delisted from the AMEX.

PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

On June 7, 1999, the Company held its Annual Meeting of Stockholders at which the stockholders approved:

(1) The election of S. Kumar Chandrasekaran, Ph.D., Mitchell H. Friedlaender, M.D., John L. Mattana, John E. Lucas and Anders P. Wiklund to the Board of Directors to serve until the next annual meeting or until their successors are elected and qualified. The following directors received the number of votes set opposite their respective names:

                                              For Election        Withheld
     S. Kumar Chandrasekaran, Ph.D.            12,721,848        1,370,143
     Mitchell H. Friedlaender, M.D.            12,739,848        1,352,143
     John L. Mattana                           12,712,948        1,379,043
     John E. Lucas                             12,713,948        1,378,043
     Anders P. Wiklund                         12,735,248        1,356,743

(2) The ratification of the Company's appointment of Ernst & Young LLP as the Company's independent certified public accountants for the 1999 fiscal year. Such proposal received 13,990,290 votes for ratification, 79,917 against ratification and 21,784 abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)       Exhibits

         10.42 Termination, Release and Purchase Agreement, dated July 16, 1999 by and between the Company and Bausch and Lomb Pharmaceuticals, Inc.

         27       Financial Data Schedule

b)       Reports on Form 8-K

         No Reports on Form 8-K were filed in the quarter ended June 30, 1999.



                                    16 of 17

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     INSITE VISION INCORPORATED


Dated:  August 13, 1999        by: /s/  S. Kumar Chandrasekaran
                                   --------------------------------
                                   S. Kumar Chandrasekaran, Ph.D.
                                   Chairman of the Board,
                                   Chief Executive Officer and
                                   Chief Financial Officer
                                   (on behalf of the registrant and as principal financial and accounting officer)


                                    17 of 17