Form 10-Q
period 1999-09-30
INSITE VISION INC
filed 1999-11-12
CIK 802724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999




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




        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

        The number of shares of Registrant's common stock, $.01 par value, outstanding as of September 30, 1999: 20,275,870.

                          QUARTERLY REPORT ON FORM 10-Q
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS



                                                                                  Page
                                                                                  ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets at
        September 30, 1999 and December 31, 1998...................................3

        Condensed Consolidated Statements of Operations
        For the three and nine months ended September 30, 1999 and 1998............4

        Condensed Consolidated Statements of Cash Flows
        For the nine months ended September 30, 1999 and 1998......................5

        Notes to Condensed Consolidated Financial Statements  .....................6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..............................7


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


Exhibits..........................................................................16

Reports on Form 8-K...............................................................16


                                    2 of 16

PART I  FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           INSITE VISION INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                September 30,        December 31,
(in thousands, except share and per share amounts)                  1999                1998
-------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                    $  3,001           $  1,037
     Prepaid expenses and other current assets                         409                190
                                                                  --------           --------
Total current assets                                                 3,410              1,227

Property and equipment, at cost:
     Laboratory and other equipment                                    220              1,062
     Leasehold improvements                                             10                 49
     Furniture and fixtures                                             --                 28
                                                                  --------           --------
                                                                       230              1,139
Accumulated depreciation                                               101                280
                                                                  --------           --------
                                                                       129                859
                                                                  --------           --------

Total assets                                                      $  3,539           $  2,086
                                                                  ========           ========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND COMMON
     STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                             $     85           $     86
     Accrued liabilities                                               677                341
     Accrued compensation and related expense                          539                256
                                                                  --------           --------
Total current liabilities                                            1,301                683

Commitments

Redeemable preferred stock, $.01 par value, 5,000,000                   29              1,511
     shares authorized; no shares issued and outstanding
     at September 30, 1999; 1,170 shares issued and
     outstanding at December 31, 1998;  redemption value
     $1,986,000 at December 31, 1998

Common stockholders' equity (deficit):
     Common stock, $.01 par value, 30,000,000 shares
       authorized; 20,275,870 issued and outstanding at
       September 30, 1999; 16,852,015 issued and
       outstanding at December 31, 1998                                203                169
     Additional paid-in-capital                                     90,724             85,605
     Accumulated deficit                                           (88,718)           (85,882)
                                                                  --------           --------
Common stockholders' equity (deficit)                                2,209               (108)
                                                                  --------           --------

Total liabilities, redeemable preferred stock and
common stockholders' equity (deficit)                             $  3,539           $  2,086
                                                                  ========           ========

See accompanying notes to condensed consolidated financial statements.



                                    3 of 16

                           INSITE VISION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Three months ended September 30,  Nine Months Ended September 30,
(in thousands, except per share amounts)         1999               1998             1999               1998
--------------------------------------------------------------------------------------------------------------
Royalty revenues                                $      2           $      3        $     10           $     21

Operating expenses:
     Research and development, net                   189              1,940           1,140              5,193
     General and administrative                      550                716           1,737              2,005
                                                --------           --------        --------           --------
          Total operating expenses                   739              2,656           2,877              7,198
                                                --------           --------        --------           --------

Loss from operations                                (737)            (2,653)         (2,867)            (7,177)

Interest, other income and expense                    18                 75              52                257
                                                --------           --------        --------           --------

Net loss                                            (719)            (2,578)         (2,815)            (6,920)

Non-cash preferred dividends                          (1)              (104)            (21)              (479)
                                                --------           --------        --------           --------

Net loss applicable to common
stockholders                                    $   (720)          $ (2,682)       $ (2,836)          $ (7,399)
                                                ========           ========        ========           ========

Basic and diluted net loss per share
     applicable to common stockholders          $  (0.04)          $  (0.18)       $  (0.15)          $  (0.51)
                                                ========           ========        ========           ========

Shares used to calculate basic and
diluted net loss per share                        19,711             14,971          18,953             14,616
                                                ========           ========        ========           ========

No cash dividends were declared or paid during the periods.


See accompanying notes to condensed consolidated financial statements.



                                    4 of 16

                           INSITE VISION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Nine months ended September 30,
(in thousands)                                                 1999              1998
---------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                     $(2,815)          $(6,920)
Adjustments to reconcile net loss to net cash used
in
     Operating activities:
          Depreciation and amortization                          436               638
          Loss on sale of property and equipment                 107                --
          Changes in:
               Prepaid expenses and other current               (219)              222
                 assets
               Accounts payable and accrued                      618               223
                 liabilities
                                                             -------           -------
Net cash used in operating activities                         (1,873)           (5,837)

INVESTING ACTIVITIES
Sale of property and equipment                                   410                --
Purchases of property and equipment                              (84)              (26)
                                                             -------           -------
Net cash provided by (used in) investing activities              326               (26)

FINANCING ACTIVITIES
Issuance of common stock                                       3,511               197
                                                             -------           -------
Net cash provided by financing activities                      3,511               197

Net increase (decrease) in cash and cash                       1,964            (5,666)
equivalents
Cash and cash equivalents, beginning of period                 1,037             8,660
                                                             -------           -------
Cash and cash equivalents, end of period                     $ 3,001           $ 2,994
                                                             =======           =======
Supplemental disclosures:
     Non-cash preferred dividends                            $    21           $   479
                                                             =======           =======
     Non-cash conversion of redeemable preferred
         stock to common stock                               $ 1,503           $ 4,494
                                                             =======           =======



See accompanying notes to condensed consolidated financial statements.



                                    5 of 16

                           INSITE VISION INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

NOTE 1  - BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for any future period.

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


NOTE 2 - PROPERTY AND EQUIPMENT

        In July 1999, the Company executed a Termination, Release and Purchase Agreement ("Termination Agreement") with Bausch & Lomb Pharmaceuticals, Inc. ("B&L). This agreement terminates the BetaSite Contract Manufacturing Agreement and the PilaSite License Agreement between the Company and B&L, both dated July 18, 1996, and transfers ownership of certain equipment, currently located at the B&L facility, to B&L. As consideration, the Company received $410,000, and recorded a loss on sale of equipment of $107,000. During 1998, these assets had been evaluated and were determined to be impaired under FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" and $87,000 of expense was recorded and included in the research and development expense in the Consolidated Statements of Operations.



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

        Another result of the glaucoma genetics research has been the development of the ISV-205 product candidate. This DuraSite formulation contains a drug that has been shown in cell and organ culture systems to inhibit the production of a protein that appears to cause glaucoma. In June 1999, the Company reported positive results on its Phase II trial of ISV-205 and anticipates that P&U, who has licensed ISV-205, will begin an additional Phase II trial in the first quarter of 2000.

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



                                    7 of 16

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

        On January 28, 1999, the Company entered into a license agreement and stock purchase agreement pursuant to which InSite granted P&U an exclusive worldwide license to ISV-205 for the treatment of glaucoma. The license calls for (i) P&U to assume responsibility for the development of the product upon completion by InSite of, among other activities, the Phase II study conducted by the Company, (ii) P&U to reimburse InSite for certain research and development expenses and make payments to InSite for on-going technical support, and (iii) the payment by P&U to InSite of royalties on product sales should ISV-205 be successfully commercialized. InSite will continue to bear responsibility for the prosecution and maintenance of the patents subject to the license, among other things. The transaction also provided for equity investments from P&U of $3.5 million for which they received 1,942,419 shares of common stock, with the potential for additional equity investments based on achievement of certain milestones.

        In March 1999, the Company entered into a royalty-bearing license agreement with Global Damon, a Korean company, to be the exclusive distributor of AquaSite in the Republic of Korea. Concurrently, the Company entered into a manufacturing agreement with Kukje, a Korean company, to produce the AquaSite to be sold by Global Damon.

        In August 1999, the Company entered into a license agreement with SSP Co., Inc., a Japanese company, to be the exclusive manufacturer and distributor of AquaSite in Japan. AquaSite is an over-the-counter product which uses the Company's DuraSite technology and demulcents for the symptomatic treatment of dry eye.

        As of September 30, 1999, the Company's accumulated deficit was approximately $88.7 million. There can be no assurance that InSite Vision will ever achieve either significant revenues or profitable operations.

RESULTS OF OPERATIONS

        The Company earned royalty revenues of $10,000 and $21,000 in the first nine months of 1999 and 1998, respectively, from sales of AquaSite by CIBA Vision. To date, the Company has not relied on royalty revenues to fund its activities.

        Research and development expenses, net were $189,000 and $1.9 million for the third quarter of 1999 and 1998, respectively, and $1.1 million and $5.2 million for the nine months ended September 30, 1999 and 1998, respectively. This decrease reflects the reimbursement of research expenses of $1.4 million in the third quarter of 1999, and a total of $3.2 million for the nine months ended September 30, 1999, from P&U pursuant to the Company's ISV-205 license agreement. Additionally, the decrease reflects cost savings from the Company's reduction in research and development personnel in the fourth quarter of 1998 to focus research activities on ISV-205 and ISV-900.

        General and administrative expenses decreased 23% during the third quarter of 1999 to $550,000 from $716,000 during the third quarter of 1998. This decrease was primarily due to cost savings from the Company's reduction in general and administrative headcount and lower legal costs. General and administrative expenses decreased 13% to $1.7 million from $2.0 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease reflected the Company's reduced general and administrative headcount and the related costs, and lower consulting and other outside services for financial reporting activities.

        The Company incurred net losses applicable to common stockholders of $0.7 million and $2.7 million during the third quarters of 1999 and 1998, respectively, and $2.8 million and $7.4 million for the nine months ended September 30, 1999 and 1998, respectively. These decreases were due primarily to the reimbursement of research expenses by P&U and the Company's decision to focus its resources on ISV-205 and ISV-900. The Company expects to incur substantial additional losses over the next several years. These losses are expected to fluctuate from period to period based primarily


                                    8 of 16
on the level of the Company's product development and clinical activities and the receipt of research and development expense reimbursements and milestone payments, if any.

LIQUIDITY AND CAPITAL RESOURCES

        Through 1995, InSite Vision financed its operations primarily through private placements of preferred stock, totaling approximately $32 million, and an October 1993 initial public offering of Common Stock, which resulted in net proceeds of approximately $30 million. After 1995, the Company financed its operations primarily through a January 1996 private placement of Common Stock and warrants resulting in net proceeds of approximately $4.7 million and an April 1996 public offering which raised net proceeds of approximately $8.1 million. In accordance with a July 1996 agreement between the Company and B&L, the Company received a total of $2.0 million from the sale of Common Stock in August 1996 and 1997. In September 1997, the Company completed a $7.0 million private placement of 7,000 shares of Series A Redeemable Convertible Preferred Stock (Series A preferred stock) for which net proceeds were approximately $6.5 million. In accordance with a January 1999 License Agreement and Stock Purchase Agreement with P&U, the Company received $2.0 in February 1999, and $1.5 million in September 1999, from the sale of Common Stock.

        At September 30, 1999, the Company had cash and cash equivalents totaling $3.0 million compared to $1.0 million as of December 31, 1998. It is the Company's policy to invest these funds in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt.

        The increase in cash and cash equivalents of $2.0 million in the nine months ended September 30, 1999 related primarily to the $3.5 million received from the issuance 1,942,419 shares of Common Stock to P&U pursuant to the January 1999 Stock Purchase Agreement. The Company also received $410,000 from the sale of equipment to B&L. The Company used $1.9 million for operating activities during the nine months ended September 30, 1999, which was $3.9 million less than the $5.8 million used in the nine months ended September 30, 1998. The decrease in the use of cash for operating activities was primarily due to $3.2 million received from P&U, under the January 1999 License Agreement, for technical support provided on the ISV-205 project.

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

        The Company believes that its cash and cash equivalents, in combination with the cash the Company has received and will receive during 1999 as part of the ISV-205 licensing transaction with P&U, will be sufficient to meet its operating expenses and cash requirements through 1999. The Company will require substantial additional funds prior to reaching long-term profitability and the Company may seek future collaborative agreements, private or public equity investments, and possibly research funding to meet such needs. Even if the Company does not have an immediate need for additional cash, it may seek access to the private or public equity markets if and when it believes conditions are favorable. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, or at all.

YEAR 2000

        The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations.



                                    9 of 16

        The Company has implemented a program to assess its exposure from Y2K related failures in its internal systems. The Company has determined that the majority of the Company's significant operating and accounting systems are Y2K compliant. The Company anticipates completing the upgrade and replacement of those systems that are not currently Y2K compliant before the end of the year. The anticipated cost of these upgrades will be expensed as incurred and are anticipated to be less than $25,000. However, there can be no assurance that costs will not exceed the Company's estimate. While the Company does not have a comprehensive program for monitoring whether its suppliers' and vendors' systems are Y2K compliant, it is in the process of verifying the compliance of its single source suppliers. The Company does not believe that non-compliance by any single source supplier would have a material impact on its short-term operations. The Company does not expect its financial condition or results of operations to be materially adversely affected by Y2K issues.

                                  RISK FACTORS

IT IS DIFFICULT TO EVALUATE OUR BUSINESS BECAUSE WE ARE IN AN EARLY STATE OF DEVELOPMENT AND OUR TECHNOLOGY IS UNTESTED

        We are in an early state of developing our business. We are currently only receiving an insignificant amount of royalties from the sale of one of our products, an over-the-counter, or OTC, dry eye treatment. Before regulatory authorities will grant us marketing approval, we will need to conduct significant additional research and development and preclinical and clinical testing. All of our products are subject to risks that are inherent to products based upon new technologies. These risks include the risks that our products:

-       will be found to be unsafe or ineffective;
- will fail to receive necessary marketing clearance from regulatory authorities;
- even if safe and effective, will be too difficult or costly to manufacture or market;
-       will be unmarketable due to the proprietary rights of third parties; or
- will not be able to compete with superior, equivalent or more cost-effective products offered by third parties.

Therefore, we cannot guarantee that our research and development activities will result in any commercially viable products.


WE REQUIRE SIGNIFICANT FUNDING FOR OUR CAPITAL REQUIREMENTS

        We will require substantial additional funding to develop and conduct testing on our potential products. We will also require additional funding to manufacture and market any products that we do develop. Our future capital requirements will depend upon many factors, including:

- our ability to earn milestone payments and expense reimbursements under our existing collaborative arrangements;
-       the progress of our research and development programs;
-       the progress of preclinical and clinical testing;
- our ability to establish additional corporate partnerships to develop, manufacture and market our potential products;
-       the time and cost involved in obtaining regulatory approvals;
- the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;
-       competing technological and market developments;
-       changes in our existing collaborative and licensing relationships; and
-       the purchase of additional capital equipment.

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


                                    10 of 16

        We believe our cash and cash equivalents in addition to amounts to be received from P&U as part of the ISV-205 transaction will be sufficient to finance our working capital and capital expenditure requirements through December 31, 1999.

WE EXPECT TO CONTINUE TO SUFFER LOSSES

        We have incurred significant operating losses since our inception in 1986. As of September 30, 1999, our accumulated deficit was approximately $88.7 million. We have not achieved profitability and we expect to continue to incur net losses for the foreseeable future.

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


                                    11 of 16

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



                                    12 of 16

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

WE HAVE NO EXPERIENCE IN COMMERCIAL MANUFACTURING AND WE RELY ON A SOLE SOURCE FOR CERTAIN RAW MATERIALS

        We have no experience manufacturing products for commercial purposes. We have a pilot facility licensed by the State of California to manufacture certain of our products for Phase I and Phase II clinical trials. In July 1999, we terminated our alliance under which B&L agreed to manufacture our products. Should we encounter delays or difficulties in establishing and maintaining a relationship with other qualified manufacturers to produce, package and distribute our finished products, then clinical trials, regulatory filings, market introduction and subsequent sales of our products will be harmed.

        Contract manufacturers must adhere to Good Manufacturing Practices, or GMP, regulations which are strictly enforced by the Food and Drug Administration ("FDA") on an ongoing basis through its facilities inspection program. Contract manufacturing facilities must pass a pre-approval plant inspection before the FDA will approve an New Drug Application (NDA). Certain material manufacturing changes that occur after approval are also subject to FDA review and clearance or approval. We cannot be certain the FDA or other regulatory agencies will approve the process or the facilities by which any of our products may be manufactured. Our dependence on third parties for manufacture of products may harm our ability to develop and deliver products on a timely and competitive basis. Should we be required to manufacture products ourselves, we:

- will be required to expend significant amounts of capital to install a manufacturing capability,
-       will be subject to the regulatory requirements described above,
- will be subject to similar risks regarding delays or difficulties encountered in manufacturing any such products, and
-       will require substantial additional capital.

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

OUR PRODUCTS ARE SUBJECT TO GOVERNMENT REGULATIONS AND APPROVAL

        FDA and comparable agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon preclinical and clinical testing, manufacturing and marketing of pharmaceutical products. Lengthy and detailed preclinical and clinical testing, validation of manufacturing and quality control processes, and other costly and time-consuming procedures are required. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially based on the type, complexity and novelty of the pharmaceutical product. The effect of government regulation may be to delay or to prevent marketing of potential products for a considerable period of time and to impose costly procedures upon our activities. We cannot be certain the FDA or any other regulatory agency will grant approval for any products we develop on a timely basis, or at all. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. If regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which a product may be marketed. Further, even after we have obtained regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. Moreover, the FDA has




                                    13 of 16
recently reduced previous restrictions on the marketing, sale and prescription of products for indications other than those specifically approved by the FDA. Accordingly, even if we receive FDA approval of a product for certain indicated uses, our competitors, including our collaborators, could market products for such indications even if such products have not been specifically approved for such indications. Delay in obtaining or failure to obtain regulatory approvals would harm our business.

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

WE COMPETE IN HIGHLY COMPETITIVE MARKETS

        Our success depends upon developing and maintaining a competitive position in the development of products and technologies in our areas of focus. We have many competitors in the U.S. and abroad, including pharmaceutical, biotechnology and other companies with varying resources and degrees of concentration in the ophthalmic market. Our competitors may have existing products or products under development which may be technically superior to ours or which may be less costly or more acceptable to the market. Competition from such companies is intense and expected to increase as new products enter the market and new technologies become available. Many of our competitors have substantially greater financial, technical, marketing, manufacturing, and human resources. In addition, they may also succeed in developing technologies and products that are more effective, safer, less expensive or otherwise more commercially acceptable than any which we have or will develop. Our competitors may obtain cost advantages, patent protection or other intellectual property rights that would block or limit our ability to develop our potential products, or may obtain regulatory approval for commercialization of their products more effectively or rapidly than we will. To the extent we decide to manufacture and market our products by ourselves, we will also compete with respect to manufacturing efficiency and marketing capabilities, areas in which we have limited or no experience.

WE ARE DEPENDENT UPON KEY EMPLOYEES

        We are highly dependent on Dr. Chandrasekaran and other principal members of our scientific and management staff, the loss of whose services might significantly delay the achievement of planned development objectives. Furthermore, recruiting and retaining qualified personnel is critical to our success. Competition for skilled individuals in the biotechnology business is highly intense, and we cannot be certain we will be able to continue to attract and retain personnel necessary for the development of our business. The loss of key personnel or the failure to recruit additional personnel or to develop needed expertise could harm our business.

OUR INSURANCE COVERAGE MAY NOT ADEQUATELY COVER OUR POTENTIAL PRODUCT LIABILITY EXPOSURE

        We are exposed to potential product liability risks that are inherent in the development, testing, manufacturing, marketing, and sale of human therapeutic products. Product liability insurance for the pharmaceutical industry is generally expensive. We cannot be certain that our present product liability insurance coverage is adequate. Such existing coverage may not be adequate as we further develop our products, and we cannot be certain that adequate insurance coverage against potential claims will be available in sufficient amounts or at a reasonable cost.

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

        In addition, in the U.S. and elsewhere, sales of health care products are dependent in part on the availability of reimbursement from third party payers, such as government and private insurance plans. Significant uncertainty exists as to


                                    14 of 16
the reimbursement status of newly approved health care products, and third party payers are increasingly challenging the prices charged for medical products and services. If we succeed in bringing one or more products to the market, we cannot be certain that reimbursement from third party payers will be available or will be sufficient to allow us to sell our products on a competitive or profitable basis.

WE USE HAZARDOUS MATERIALS WHICH MAY POSE ENVIRONMENTAL RISKS

        Our research, development and manufacturing processes involve the controlled use of small amounts of radioactive and other hazardous materials. We are subject to federal, state and local laws, regulations and policies governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for handling, and disposing of such materials comply with the standards prescribed by laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources. Moreover, we may be required to incur significant costs to comply with environmental laws and regulations, especially to the extent that we manufacture our own products.

OUR OFFICERS AND DIRECTORS WILL BE ABLE TO EXERT SIGNIFICANT CONTROL ON INSITE

        As of September 30, 1999, our management and principal stockholders together beneficially owned approximately 20% of our outstanding shares of common stock. As a result, these stockholders, acting together, may be able to effectively control all matters requiring approval by our stockholders, including the election of a majority of our directors and the approval of business combinations.

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

WE HAVE A WARRANT OUTSTANDING FOR CONVERTIBLE, REDEEMABLE SECURITIES THAT MAY RESULT IN DILUTION FOR COMMON STOCKHOLDERS

        Sales of shares of common stock issuable upon exercise of a warrant and subsequent conversion of our Series A Convertible Redeemable Preferred Stock could adversely affect the market value of the common stock, depending upon the timing of such sales, and may effect a dilution of the book value per share of our common stock.



                                    15 of 16

        As of September 30, 1999, a warrant for 70 shares of Series A Convertible Redeemable Preferred Stock was issued and outstanding and may be exercised until September 12, 2000. The actual number of shares of common stock issuable upon conversion of the Series A Convertible Redeemable Preferred Stock underlying such warrant will equal:

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


PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)      Exhibits

        27      Financial Data Schedule

b)      Reports on Form 8-K

        No Reports on Form 8-K were filed in the quarter ended September 30, 1999.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INSITE VISION INCORPORATED


Dated:  November 10, 1999       by: /s/   S. Kumar Chandrasekaran
                                    ------------------------------------
                                 S. Kumar Chandrasekaran, Ph.D.
                                 Chairman of the Board,
                                 Chief Executive Officer and
                                 Chief Financial Officer
                                 (on behalf of the registrant and as principal financial and accounting officer)


                                    16 of 16

                                 EXHIBIT INDEX

Exhibit
Number                   Description
------                   -----------
  27                     Financial Data Schedule