Form 10-K
period 1999-12-31
INSITE VISION INC
filed 2000-03-30
CIK 802724

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

      For the fiscal year ended December 31, 1999

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

      Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
       Title of each class                          on which registered
  ----------------------------                    -----------------------
  Common Stock, $.01 Par Value                    American Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act:


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of registrant's Common Stock, $.01 par value, held by non-affiliates as of March 27, 2000: 84,041,115 (based upon the closing sale price of the Common Stock on March 27, 2000). Number of shares of Common Stock, $.01 par value, outstanding as of March 27, 2000: 15,819,504. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the Common Stock have been excluded from such calculation as such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Designated portions of the following document are incorporated by reference into this Report on Form 10-K where indicated: portions of the Proxy Statement for the registrant's 2000 Annual Meeting of Stockholders which is estimated to be held on or about June 12, 2000 are incorporated by reference into Part III.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
PART I
        Item 1.  Business                                                                        1
        Item 2.  Properties                                                                     21
        Item 3.  Legal Proceedings                                                              21
        Item 4.  Submission of Matters to a Vote of Security Holders                            21

PART II
        Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters          22
        Item 6.  Selected Financial Data                                                        23
        Item 7.  Management's Discussion and Analysis of Financial Condition and Results
                 of Operations                                                                  24
        Item 7a. Qualitative and Quantitative Disclosures About Market Risk                     28
        Item 8.  Financial Statements and Supplementary Data                                    28
        Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure                                                                     43

PART III
        Item 10  Directors and Executive Officers of the Registrant                             43
        Item 11. Executive Compensation                                                         43
        Item 12. Security Ownership of Certain Beneficial Owners and Management                 43
        Item 13. Certain Relationships and Related Transactions                                 43

PART IV
        Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K               43

                                     PART I

ITEM 1. BUSINESS

      Except for the historical information contained herein, the discussion in this Annual Report on Form 10-K may contain certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below in "Risk Factors," as well as those discussed elsewhere herein.


                                   THE COMPANY

      InSite Vision Incorporated ("InSite," "InSite Vision" or the "Company") is an ophthalmic product development company focused on genetic research for diagnosis and prognosis of glaucoma and the development of treatment products for ophthalmic diseases using its proprietary DuraSite(R) technology.

      Glaucoma Genetics. The Company's glaucoma genetics program, which is being carried out in collaboration with academic researchers, is focused on discovering genes that are associated with glaucoma, and the mutations on these genes that cause the disease. This genetic information then may be applied to develop new glaucoma diagnostic, prognostic and management tools. To date, the Company's academic collaborators have identified genes associated with primary open-angle glaucoma (the most prevalent form of the disease in adults), juvenile glaucoma and primary congenital glaucoma. A diagnostic/prognostic technology, ISV-900, which is capable of identifying multiple glaucoma genetic markers from a single sample, has been developed by the Company, and was licensed to Pharmacia & Upjohn ("P&U") in November 1999. (See "--Collaborative and Licensing Agreements" for additional information on this transaction.) The Company's academic collaborators for its glaucoma genetics program are at the University of California, San Francisco ("UCSF"), the University of Connecticut Health Center ("UCHC"), INSERM, the French equivalent of US National Institutes of Health and other institutions in North America and Europe.

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

      The first product utilizing the DuraSite technology, AquaSite(R) dry eye treatment, was launched as an over-the-counter ("OTC") medication in 1992 by CIBA Vision Ophthalmics ("CIBA Vision"), to which the Company has licensed certain co-exclusive rights. In 1999, the Company licensed AquaSite to Global Damon Pharm ("Global Damon") for sale in Korea and SSP Co., Ltd. ("SSP") for sale in Japan. (See "--Collaborative and Licensing Agreements" for additional information on the agreements.) In connection with its DuraSite development efforts, the Company has established collaborations with P&U and British Biotechnology Pharmaceuticals, Inc. ("British Biotech"), among others, and has licensed marketing rights to certain DuraSite-based product candidates to P&U, CIBA Vision and Bausch & Lomb Incorporated ("B&L").

      In January 1999, the Company entered into a license agreement and stock purchase agreement with P&U for the exclusive worldwide rights to ISV-205 for glaucoma. (See "--Collaborative and Licensing Agreements" for additional information on the agreements.) During 1999, the Company successfully completed Phase II trials of ISV-205 and has transitioned the lead on the further development of the program to P&U.

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

OPHTHALMIC PHARMACEUTICAL MARKET

      In 1999, the market for ophthalmic prescription pharmaceuticals in the U.S. was approximately $1.5 billion. The principal categories of ophthalmic drugs are glaucoma treatments ($568 million), antibiotics ($254 million), anti-allergic ($218 million), and anti-viral ($213 million) products. However many eye conditions, including those that involve damage to the retina, are untreated at present.

      For example, age-related macular degeneration, which affects 10 million or more people in the U.S., is the leading cause of severe blindness in Americans aged 60 and above. Laser treatment is the only known therapy, but is only effective in about 15% of affected patients. Even with treatment, the disease usually progresses and eventually leads to vision loss.

      Also, approximately 10 to 14 million Americans are diabetic and many of them will develop diabetic retinopathy later in their life. Laser therapy, which is the only approved treatment, is effective only in a certain segment of the diabetic population, and has potential side effects such as loss of peripheral vision, retinal detachment, and loss of vision.

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

      In addition to changing demographics, the Company believes that recent improvements in medical technology, such as increasingly sophisticated diagnostic techniques, will allow identification of ocular diseases at an earlier stage, enabling more effective treatments and expanding the range of treatment regimens available to the ophthalmologist. Further, the Company believes that the emergence of new laser-based procedures to correct certain vision problems has begun to increase the need for comfortable, extended-release drug therapy during the post-surgical ocular healing process.

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

                         PRODUCTS AND PRODUCT CANDIDATES

                                                      ANTICIPATED
        PRODUCT               INDICATIONS               BENEFITS               STATUS(1)
        -------               -----------             -----------              ---------

    GLAUCOMA GENETICS

       ISV - 900          Glaucoma prognostic/       Detect disease       Pre-commercialization
                               diagnostic          susceptibility and             (2)
                                                   Determine disease
                                                        severity

    GLAUCOMA PRODUCT
       CANDIDATES

       ISV - 205          Steroid-induced IOP    Treat/prevent disease         Phase II
                          elevation, glaucoma         progression

 OTHER TOPICAL PRODUCT
 CANDIDATES AND PRODUCT

       ISV - 401               Antibiotic          Gram-negative and          Preclinical
                                                     gram-positive
                                                    antibiotic with
                                                     reduced dosing
                                                       frequency

       ISV - 615                Diabetic            No satisfactory         Preclinical(3)
                            retinopathy and         existing therapy
                          macular degeneration

       ISV - 205            Inflammation and    Reduced dosing frequency      Preclinical
                               analgesia

        AquaSite                Dry eye              Reduced dosing         Marketed (OTC)
                                                 frequency and extended
                                                   duration of action

     RETINAL DEVICE

       ISV - 014              Retinal drug       Non-surgical delivery         Research
                            delivery device      of drugs to the retina



1) All products except ISV-900, AquaSite and ISV-014 are expected to be prescription pharmaceuticals. As denoted in the table, "Preclinical" indicates that a specific compound is being tested in preclinical studies in preparation for filing an investigational new drug application ("IND"). For a description of preclinical trials, IND, Phase I, Phase II and Phase III clinical trials and New Drug Application ("NDA"), see "---Government Regulation."

2) A diagnostic/prognostic technology has been developed and licensed to P&U and a commercialization plan is being developed by P&U.

3) The active ingredient in this product candidate is the same as in the ISV-120 candidate for pterygium recurrence prevention. Further development on ISV-120 has been deferred as resources are focused on other programs.

GLAUCOMA GENETICS

      Glaucoma is the leading cause of preventable blindness in the U.S., affecting an estimated two to three million people. Glaucoma-related pharmaceutical sales were approximately $568 million in the U.S. in 1999. The most prevalent form of glaucoma in adults is primary open-angle glaucoma. Other forms of the disease include primary congenital glaucoma, a leading cause of blindness in infants, and juvenile glaucoma that effects children and young adults.

      Often called the "sneak thief of sight" because of its lack of symptoms, glaucoma is believed to result when the flow of fluid through the eye is impaired. This may lead to elevated intraocular pressure ("IOP"), which increases pressure on the optic nerve and can cause irreversible vision loss if left untreated. One form of glaucoma, normal or low tension glaucoma, is associated with individuals who have normal eye pressure. It is estimated that one-third of the U.S. glaucoma patients and three-quarters of the glaucoma patients in Japan have this form of the disease. These patients cannot be identified with standard glaucoma screening tests that only measure a patient's eye pressure and usually incur visual field loss before they are diagnosed.

      ISV-900. There is accumulating evidence that genetic predisposition is a major factor in the development of several forms of glaucoma. (Data has indicated the prevalence of primary open-angle glaucoma ("POAG") in first-degree relatives of affected patients to be as high as 7 to 10 times that of the general population.) InSite Vision has formed research collaborations with scientists at institutions located in North America, Europe and Japan both to identify the genes associated with different forms of glaucoma and to build a database of information on how these genes affect the progression of the disease in different populations.

      The Company's researchers have identified several genes related to POAG including TIGR, GLC1B, GLC1D, GLC1E, OCLM and a novel TIGR modifier gene. Additionally, the CYP1B1 gene has been identified which is related to primary congenital glaucoma ("PCG"). The Company has obtained exclusive worldwide licenses for the rights to commercialize research related to the TIGR gene and associated mutations from the Regents of the University of California ("UC Regents"), the CYP1B1 gene and associated mutations from UCHC, the OCLM gene from Dr. Toshihiko Matsuo of Okayama University and a novel TIGR modifier gene from INSERM. The Company also holds an option to an exclusive worldwide license for other glaucoma genes.

      InSite Vision currently holds patents issued on the TIGR cDNA, the TIGR antibody, methods for the diagnosis of glaucoma using the TIGR technology and methods for the diagnosis of glaucoma using the CYP1B1 technology. Additional patents related to ISV-900 are currently pending.

      Current glaucoma tests are often unable to detect the disease before substantial damage to the optic nerve has occurred. Gene-based tests may make it possible to identify patients at risk and initiate treatment before permanent optic nerve damage and vision loss occurs. The Company's ISV-900 program is intended to discover the appropriate genetic markers for certain forms of glaucoma and to incorporate those markers into prognostic, diagnostic and management tools. The first version of these tests has been developed by the Company and, in November 1999, was licensed to P&U. A commercialization plan is being developed. The Company anticipates that as further research identifies additional mutations to these genes, and new genes are located, the marketed test will be modified to incorporate these findings.

GLAUCOMA CANDIDATES

      ISV-205. InSite Vision's ISV-205 product candidate contains the drug diclofenac formulated in the DuraSite sustained-release delivery vehicle. Diclofenac is a non-steroidal anti-inflammatory drug ("NSAID") currently used to treat ocular inflammation. NSAIDs can block steroid-induced IOP elevation by inhibiting the production of the TIGR protein that appears to affect the fluid balance in the eye. The ISV-205 product candidate contains concentrations of diclofenac which have been shown in cell culture systems to inhibit the production of the TIGR protein.

      A Phase II clinical study was successfully completed in 1999 to evaluate the efficacy of two concentrations of diclofenac. Analysis of the data from this study showed that ISV-205 was safe and effective in reducing, by 75%, the number of subjects with clinically significant IOP elevation following steroid use. A second Phase II study is being conducted by P&U on a larger patient population. Other potential indications may include glaucoma prevention, analgesia and anti-inflammatory indications. Co-exclusive rights, in the U.S., to develop, manufacture, use and sell ISV-205 to treat inflammation or analgesia, were licensed to CIBA Vision in May 1996.

      In January 1999, the Company entered into an exclusive worldwide royalty-bearing license agreement with P&U for ISV-205 for glaucoma. The license provides for research and development payments to be made to the Company by P&U and for P&U to assume responsibility for the on-going development of the product since the completion of the Phase II study conducted by the Company. The Company will continue to provide P&U with technical assistance on the product. P&U also made equity investments in the Company and may make additional future equity investments if certain project milestones are achieved. See "--Collaborative and Licensing Agreements" for additional information on the agreement.

OTHER TOPICAL PRODUCT CANDIDATES AND PRODUCT

      ISV-401 is a formulation of an antibiotic that has not previously been used in ophthalmology. The antibiotic, which is effective both for gram-negative and gram-positive bacteria, may also provide reduced dosing frequency. Current ophthalmic antibiotics must be dosed every two hours during the first day and four times a day for the remainder of the treatment period, which may be up to fourteen days. This may result in patient compliance issues that could be minimized with an improved product. Also, a broad-spectrum antibiotic could be used by physicians to treat a variety of ophthalmic diseases instead of targeting each disease specifically.

      ISV-615 is a DuraSite-based ophthalmic formulation of batimastat that the Company is evaluating for its potential in preventing neovascularization in the retina related to diabetic retinopathy and macular degeneration. The Company obtains batimastat, the active ingredient of ISV-615, through a 1992 agreement with British Biotech, which in December 1996 advised the Company that it had discontinued development and manufacturing of batimastat. The Company and British Biotech are in negotiations on a new licensing agreement related to batimastat that provides for continued supply of the drug. See "Risk Factors - Dependence on Third Parties."

      AquaSite. The first product utilizing InSite's DuraSite technology was introduced to the OTC market in the U.S. in October 1992 by CIBA Vision. The Company receives a royalty on sales of AquaSite by CIBA Vision. The product contains the DuraSite formulation and demulcents for the symptomatic treatment of dry eye. In March 1999, the Company licensed the product to Global Damon Pharm, a Korean company. The license is royalty-bearing and is exclusive in the Republic of Korea for up to a 10 year period. In August 1999, the Company licensed the product to SSP for sales and distribution in Japan.

RETINAL DEVICE

      Ophthalmic conditions that involve retinal damage include macular degeneration, which affects 10 million or more people in the U.S., and diabetic retinopathy, a common side effect of diabetes. Approximately ten to fourteen million people in the U.S. are diabetics. Both macular degeneration and diabetic retinopathy can lead to irreversible vision loss and blindness. Current treatment of retinal diseases generally involves surgery and laser treatments that can lead to loss of vision, retinal detachment and infection. There is no effective drug therapy for these conditions.

      Retinal Delivery Device. Another technology platform is comprised of a device, ISV-014, for the controlled, non-surgical delivery of ophthalmic drugs to the retina and surrounding tissues. In 1999, the Company continued to enhance the device and performed invivo experiments delivering products with a variety of molecular sizes to retinal tissues. The combination of this device technology with polymer-based drug platforms may permit long term delivery of therapeutic agents to treat several retinal diseases, most of which cannot be effectively treated at the present time.

      ISV-014 is a device for the controlled, non-surgical delivery of ophthalmic drugs to the back of the globe. The device consists of a handle with a distal platform that is placed against the surface of the eye. A small needle connected to a drug reservoir is extended from the platform into the tissues of the eye. Once in place, a metering mechanism controls the amount and rate that the drug is injected into the tissue. This produces a highly localized depot of drug inside the ocular tissues. By controlling both the distance and direction that the needle protrudes, the device greatly reduces the chance that the needle will penetrate through the sclera of the eye into the underlying tissues, which are easily damaged. The Company has filed for two patents related to the device and its use and specific claims to the device have been allowed. The Company is currently investigating licensing this technology to a third party.

COLLABORATIVE AND LICENSING AGREEMENTS

      As a key element of its business strategy, the Company has entered into, and will continue to pursue additional research collaborations, licensing agreements and corporate collaborations. However, there can be no assurance that the Company will be able to negotiate acceptable collaborative or licensing agreements, or that its existing collaborations will be successful or will be renewed when they expire.

      Pharmacia & Upjohn. On November 11, 1999, the Company entered into a license agreement, stock purchase agreement and credit agreement pursuant to which InSite granted P&U an exclusive worldwide royalty-bearing license to its ISV-900 technology for diagnostic, prognostic and therapeutic applications in the area of glaucoma. The license calls for (i) P&U to pay the Company a licensing fee, (ii) P&U to make research and development payments to the Company over three years starting in 2000, (iii) P&U to pay the Company royalties on product sales should any products be successfully commercialized from this technology, and (iv) payments by P&U to the Company if certain milestones are achieved.

      In addition, P&U invested $2,000,000 in the Company's common stock. The stock purchase agreement also provides for a standstill period of thirty (30) months during which P&U and its subsidiaries will not purchase additional shares of the Company, other than those provided for under any existing agreements between the companies, without the prior written consent of the Company. This standstill period will terminate earlier if certain actions are taken by other parties to acquire more than a 9.99% interest in the stock of the Company or if any other party announces their intention to assume control of the Company, whether by tender offer, merger, proxy contest or otherwise. Additionally, the transaction provides for a revolving line of credit to be made available to the Company beginning November 11, 2001 for a period of three (3) years.

      On January 28, 1999, the Company entered into a license agreement and stock purchase agreement pursuant to which InSite granted P&U an exclusive worldwide license to ISV-205 for the treatment of glaucoma. The license calls for (i) P&U to assume responsibility for the development of the product upon completion by InSite of, among other activities, Phase II studies conducted by the Company, (ii) P&U to reimburse InSite for research and development expenses and to make payments to InSite for on-going technical support, and (iii) the payment by P&U to InSite of royalties on product sales should ISV-205 be successfully commercialized. InSite will continue to bear responsibility for the prosecution and maintenance of the patents subject to the license, among other things. The transaction also called for an equity investment from P&U, which was made in February 1999, with the potential for future equity investments at an average of prevailing market prices if the Company achieves certain milestones.

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

      Bausch and Lomb. In July 1996, the Company entered into a license agreement ("the B&L Agreement") with B&L whereby the Company granted B&L an exclusive worldwide royalty bearing license to make, use and sell PilaSite and ISV-208. B&L paid the Company an up-front license fee of $500,000 and is obligated to pay royalties on net sales of the licensed products. In addition, B&L made a $2.0 million investment in the Company, is sharing the cost of developing ISV-208 and agreed to manufacture other products on behalf of the Company.

      In July 1999, the Company and B&L entered into a termination, release and purchase agreement whereby the PilaSite license agreement and the manufacturing agreement were terminated and the Company's equipment located at B&L's facility was purchased by B&L. The ISV-208 license and development collaboration remains in effect.

      British Biotech. In November 1992, the Company entered into a collaboration agreement with British Biotech (the "ISV-120 Agreement"), pursuant to which British Biotech had granted the Company the right to conduct, at InSite's own expense, preclinical and clinical trials on British Biotech's batimastat compound and the exclusive option to initiate negotiations with British Biotech to pursue further development of ISV-120. In December 1996, British Biotech advised the Company that it had discontinued its development and manufacturing of batimastat. The term of the ISV-120 Agreement has expired but British Biotech is continuing to supply batimastat to the Company while extended access to the compound for use in its ISV-615 product candidate is being negotiated.

      INSTITUTE NATIONAL DE LA SANTE ET DE LA RECHERCHE MEDICALE (INSERM). In December 1999, the Company entered into an exclusive worldwide license agreement with INSERM for the diagnostic, prognostic and therapeutic uses of a gene for chronic open angle glaucoma. The Company has paid a licensing fee and will make royalty payments on future product sales, if any.

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

      University of Connecticut Health Center. In August 1997, the Company exercised its option to obtain an exclusive worldwide license from UCHC for diagnostic uses of the newly discovered gene for primary congenital glaucoma. The Company also has an option for a worldwide exclusive license to commercialize technologies related to certain research UCHC is conducting in the area of adult-onset glaucoma. Under the agreements, the Company will pay a licensing fee and will make royalty payments on future product sales, if any.

      Columbia Laboratories, Inc. In February 1992, InSite entered into a cross-license agreement (the "Columbia Agreement") with Columbia Laboratories, Inc. ("Columbia"), pursuant to which Columbia granted InSite a perpetual, exclusive, irrevocable, royalty-free license to a polymer technology upon which DuraSite is based. This license permits InSite to make, use and sell products using such polymer technology for non-veterinary ophthalmic indications in the over-the-counter and prescription markets in North America and East Asia (the "Columbia Territory"), and in the prescription market in countries outside the Columbia Territory. In exchange, InSite granted Columbia a perpetual, exclusive, irrevocable, royalty-free license, with the right to sublicense and use certain DuraSite technology in the over-the-counter market outside the Columbia Territory. In addition, InSite also granted Columbia a perpetual, exclusive, irrevocable, worldwide license to certain DuraSite technology in the veterinary field. Under certain circumstances, certain of the licenses in the Columbia Agreement become non-exclusive. Subject to certain rights of early termination, the Columbia Agreement continues in effect until the later of January 2002 or expiration of all patents covered by the DuraSite technology to which Columbia has certain rights.

      Global Damon Pharm and Kukje Pharma Ind. Co., Ltd. In March 1999, the Company entered into a royalty-bearing license agreement with Global Damon, a Korean company, to be the exclusive distributor of AquaSite in the Republic of Korea. Concurrently, the Company entered into a manufacturing agreement with Kukje Pharma Ind. Co., Ltd ("Kukje"), a Korean company, to produce the AquaSite to be sold by Global Damon.

      SSP Co., Ltd. In August 1999, the Company entered into an exclusive license agreement with SSP to be the exclusive manufacturer and distributor of AquaSite in Japan. The Company will be the sole supplier to SSP for some of the key ingredients necessary for the manufacture of AquaSite.

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

PATENTS AND PROPRIETARY RIGHTS

      Patents and other proprietary rights are important to the Company's business. The Company's policy is to file patent applications seeking to protect technology, inventions and improvements to its inventions that are considered important to the development of its business. Additionally, the Company's policy is to assist the UC Regents, UCHC and INSERM in filing patent applications seeking to protect inventions which are the subject of the Company's agreements with those institutions. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. InSite's DuraSite drug delivery products are made under patents and applications, including four U.S. patents, owned by Columbia and exclusively licensed to InSite in the field of human ophthalmic applications. See "--Collaborative and Licensing Agreements." In addition, the Company has filed a number of patent applications in the U.S. relating to the Company's DuraSite technology, as well as foreign versions of certain of these applications in many countries. Of these applications, seven U.S. patents have been issued. In addition, the Company has obtained two U.S. patents on its unit dose dispenser. The Company has received six additional U.S. patents directed toward certain uses of lazaroids in ophthalmic applications. Of the patent applications licensed from the UC Regents, eight patents have issued. Two patents have been issued of the patent applications licensed from UCHC covering the diagnosis of primary congenital glaucoma. Two patent applications have been filed by the Company on its retinal delivery device and its use for delivery of drugs to the retina. Several other patent applications by the Company and by the UC Regents, UCHC and INSERM relating to the foregoing and other aspects of the Company's business and potential business are also pending.

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

RESEARCH AND DEVELOPMENT

      The Company's research and development staff at December 31, 1999 numbered 24 people, of whom 8 have Ph.D's. Research and development expenses sponsored by the Company during 1999 were $1.4 million, which is net of $4.2 million funded by P&U as part of the ISV-205 license. During 1998 and 1997, research and development expenses were $6.2 million and $7.2 million, which is net of $361,000 and $534,000, respectively, funded by (i) P&U and (ii) B&L, as part of the 1996 ISV-208 joint development agreement. See "Collaborative and Licensing Agreements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

MANUFACTURING

      The Company has no experience or facilities for the manufacture of products for commercial processes. Moreover, the Company currently has no intention of developing such experience or implementing such facilities. The Company has a pilot facility, licensed by the State of California, to produce potential products for Phase I and some of its Phase II clinical trials. However, as stated above, the Company has no large-scale manufacturing capacity and relies on third parties, such as P&U, for supplies and materials necessary for all of its Phase III clinical trials. If the Company should encounter delays or difficulties in establishing and maintaining its relationship with qualified manufacturers to produce, package and distribute its finished products, then clinical trials, regulatory filings, market introduction and subsequent sales of such products would be adversely affected. See "Risk Factors - No Commercial Manufacturing Experience."

MARKETING AND SALES

      In connection with its November 1995 restructuring, the Company elected not to proceed with plans to establish its own sales and marketing organization. Instead, the Company has entered into arrangements and plans to enter into arrangements with one or more additional pharmaceutical companies to market its products. There can be no assurance that the Company will be able to conclude or maintain such arrangements on acceptable terms, if at all.

      Bausch and Lomb. In July 1996, the Company entered into an exclusive worldwide royalty-bearing license agreement whereby B&L has agreed to market and sell ISV-208. Under the terms of the agreement, the Company is entitled to royalties based on net sales of the products, if any. See "Risk Factors - Marketing and Sales."

      CIBA Vision. In 1991, the Company entered into a co-exclusive rights agreement to market the AquaSite product in the U.S. and Canada. Additionally, in May 1996, the Company granted CIBA Vision a co-exclusive U.S. license for ISV-205 for non-glaucoma indications, and co-exclusive marketing rights within the U.S. to sell and use ToPreSite. InSite Vision's trademark is being used, under license, by CIBA Vision for AquaSite dry eye treatment and the Company's patents are identified on the AquaSite packaging. The Company received a one-time licensing fee and is entitled to royalties based on net sales of the products, if any.

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

      Pharmacia & Upjohn. In November 1999, the Company entered into an exclusive worldwide royalty-bearing license agreement whereby P&U has agreed to market and sell ISV-900 for prognosis, diagnosis and treatment of glaucoma. Under the terms of the agreement, the Company is entitled to royalties based on net sales of the products, if any.

      In January 1999, the Company entered into an exclusive worldwide royalty-bearing license agreement whereby P&U has agreed to market and sell ISV-205 for glaucoma related indications. Under the terms of the agreement, the Company is entitled to royalties based on net sales of the product, if any.

      SSP Co., Ltd. In August 1999, the Company entered into an exclusive licensing agreement with SSP to be the exclusive manufacturer and distributor of AquaSite in Japan. The Company will be the sole supplier to SSP for certain key ingredients necessary for the manufacture of AquaSite.

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

      Over the longer term, the Company's (and its partners') ability to successfully market the current products, expand its usage and bring new products to the marketplace, will depend on many factors, including the effectiveness and safety of the products, and competing products, approved by the FDA and foreign regulatory agencies, the degree of patent protection afforded to particular products, and the effect of the advent of managed care as an important purchaser of pharmaceutical products. See "Risk Factors - Competition."

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

      The steps required before a pharmaceutical agent may be marketed in the U.S. include (i) preclinical laboratory and animal tests, (ii) the submission to the FDA of an IND, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug, (iv) the submission of an NDA or Product License Application ("PLA") to the FDA and (v) the FDA approval of the NDA or PLA, prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with, and approved by, the FDA. Drug product manufacturing establishments located in California also must be licensed by the State of California in compliance with separate regulatory requirements.

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

SCIENTIFIC AND BUSINESS ADVISORS

      The Company has access to a number of academic and industry advisors with expertise in clinical ophthalmology and pharmaceutical development, marketing and sales. The Company's advisors meet with management and key scientific employees of the Company on an ad hoc basis to provide advice in their respective areas of expertise and further assist the Company by periodically reviewing with management the Company's preclinical, clinical and marketing activities. The Company plans to make arrangements with other individuals to join as advisors as appropriate. Although the Company expects to receive guidance from the advisors, all of the advisors are employed on a full-time basis by other entities, or are primarily engaged in business activities outside the Company, and may have other commitments to, or consulting or advisory contracts with, other entities that may conflict or compete with their obligations to the Company.

      The Company's advisors are as follows:

             Name                                   Position
             ----                                   --------
  Chandler R. Dawson, M.D.        Emeritus Professor, Department of Ophthalmology,
                                  University of California, San Francisco
  Barbara L. Handelin, Ph.D.      Advisor and Consultant on Genetics
  Roy Karnovsky                   Advisor and Consultant in Business Development and
                                  Marketing
  Steven G. Kramer, M. D., Ph.D.  Chairman, Department of Ophthalmology, Director of Beckman
                                  Vision Center and Professor, University of California, San
                                  Francisco
  Michael Marmor, M. D.           Professor, Department of Ophthalmology, Stanford
                                  University School of Medicine
  Thai D. Nguyen, Ph.D.           Assistant Professor, University of California, San
                                  Francisco
  Gary D. Novack, Ph.D.           Founder and President, PharmaLogic Development, Inc.;
                                  former Associate Director for Glaucoma Research at
                                  Allergan, Inc.
  Jon R. Polansky, M. D.          Associate Professor of Ophthalmology, University of
                                  California, San Francisco
  Mansoor Sarfarazi, Ph.D.        Professor, Department of Surgery, University of
                                  Connecticut Health Center
  Roger Vogel, M. D.              Medical Director

EMPLOYEES

      As of December 31, 1999, the Company employed 34 persons, including 30 full time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good. The Company also utilizes independent consultants to provide services to the Company in certain areas of its scientific and business operations.


                                  RISK FACTORS

IT IS DIFFICULT TO EVALUATE OUR BUSINESS BECAUSE WE ARE IN AN EARLY STAGE OF DEVELOPMENT AND OUR TECHNOLOGY IS UNTESTED

      We are in an early stage of developing our business. We are currently only receiving a small amount of royalties from the sale of one of our products, an over-the-counter, or OTC, dry eye treatment. Before regulatory authorities will grant us marketing approval, we will need to conduct significant additional research and development and preclinical and clinical testing. All of our products are subject to risks that are inherent to products based upon new technologies. These risks include the risks that our products:

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

WE WILL REQUIRE SIGNIFICANT ADDITIONAL FUNDING FOR OUR CAPITAL REQUIREMENTS

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

      In addition, as part of the ISV-900 licensing activities, we received a $5 million up front licensing fee from P&U. The UC Regents have alleged that they are entitled to receive up to $2.5 million of this payment under the terms of the August 1994 license agreement between us and the UC Regents. We dispute this allegation and the parties are currently discussing a resolution to this conflict. We cannot assure you that we will be able to settle this dispute on acceptable terms or at all and our failure to prevail in this negotiation could significantly increase our future capital requirements and could significantly harm our business and financial condition. In addition, any litigation that results from this dispute, even if successful, could result in substantial cost to, and diversion of effort by, us and could harm our business and financial condition.

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

      If we raise additional funds by issuing equity securities, our stockholders will suffer substantial dilution. However, if we cannot raise additional funding, we may be required to delay, scale back or eliminate one or more of our research, discovery or development programs, or scale back or cease operations altogether. In addition, the failure to raise additional funding may force us to enter into agreements with third parties on terms which are disadvantageous to us, which may, among other things, require us to relinquish rights to our technologies, products or potential products.

      We believe our cash and cash equivalents are sufficient to finance our working capital and capital expenditure requirements through December 31, 2000.

WE EXPECT TO CONTINUE TO SUFFER LOSSES

      We have incurred significant operating losses since our inception in 1986. As of December 31, 1999, our accumulated deficit was approximately $84.8 million. Although we achieved profitability in 1999, we expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties from sale of our licensed products.

      Our ability to achieve significant revenue or profitability depends upon our ability, alone or with third parties, to successfully develop our potential products, conduct clinical trials, obtain required regulatory approvals and successfully manufacture and market our products. We cannot be certain that we will ever achieve or be able to maintain significant revenue or profitability.

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

      Our strategy for research, development and commercialization of certain of our products requires us to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others. Furthermore, we are dependent on the diligent efforts and subsequent success of these outside parties in performing their responsibilities. See "Business - Collaborative and Licensing Agreements".

      We are dependent upon British Biotechnology Pharmaceuticals, Inc., or British Biotech, for the supply of batimastat, the active drugs incorporated into the Company's ISV-615 product candidate. British Biotech has discontinued clinical testing of batimastat and informed us that it will no longer manufacture the product. We may have no source of ongoing raw materials for ISV-615. If this turns out to be true, our business may be harmed.

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

      We plan to market and sell products through arrangements with third parties with expertise in the ophthalmic drug or diagnostic industries. There can be no assurance that we will be able to enter into such arrangements on acceptable terms, if at all. If we are not successful in concluding such arrangements, we may be required to establish our own sales and marketing organization, although we have no experience in sales, marketing or distribution. We cannot be certain we would be able to build such a marketing staff or sales force, or that our sales and marketing efforts will be cost-effective or successful. To the extent we have entered into or will enter into co-marketing, co-promotion or other licensing arrangements for the marketing and sale of our products, any revenues received by us will be dependent on the efforts of third parties, such as CIBA Vision, P&U and B&L. We cannot be certain that these partners will diligently or successfully market our products or that such efforts will be successful.

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

ACQUISITIONS MAY PRESENT RISKS TO OUR BUSINESS

      At some point in the future, we may pursue acquisitions of companies, product lines, technologies or businesses that our management believes are complementary or otherwise beneficial to our Company. In the event that such an acquisition does occur, we cannot be certain how such acquisitions will affect our business. Future acquisitions may result in substantial dilution to our stockholders, the incurrence of additional debt and amortization expenses related to goodwill, research and development and other intangible assets, all of which could harm our business. In addition, acquisitions would involve several risks for us, including:

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

      Contract manufacturers must adhere to Good Manufacturing Practices, or GMP, regulations which are strictly enforced by the FDA on an ongoing basis through its facilities inspection program. Contract manufacturing facilities must pass a pre-approval plant inspection before the FDA will approve an New Drug Application (NDA). Certain material manufacturing changes that occur after approval are also subject to FDA review and clearance or approval. We cannot be certain the FDA or other regulatory agencies will approve the process or the facilities by which any of our products may be manufactured. Our dependence on third parties for manufacture of products may harm our ability to develop and deliver products on a timely and competitive basis. Should we be required to manufacture products ourselves, we:

- will be required to expend significant amounts of capital to install a manufacturing capability;

-     will be subject to the regulatory requirements described above;

- will be subject to similar risks regarding delays or difficulties encountered in manufacturing any such products; and

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

OUR OFFICERS AND DIRECTORS WILL BE ABLE TO EXERT SIGNIFICANT CONTROL ON INSITE

      As of December 31, 1999, our management and principal stockholders together beneficially owned approximately 25% of our outstanding shares of common stock. As a result, these stockholders, acting together, may be able to effectively control all matters requiring approval by our stockholders, including the election of a majority of our directors and the approval of business combinations.

THE PRICE OF OUR COMMON STOCK IS VOLATILE

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

      As of December 31, 1999, warrants for 70 shares of Series A Convertible Redeemable Preferred Stock were issued and outstanding. The actual number of shares of common stock issuable upon exercise and conversion of the warrants for outstanding Series A Convertible Redeemable Preferred Stock will equal:

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

      For a complete description of the relative rights, preferences, privileges, powers and restrictions of the Series A Convertible Redeemable Preferred Stock, see the Certificate of Designations, Preferences and Rights attached as Exhibit 4.1 to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 29, 1997. Depending on market conditions at the time of conversion, the number of shares of common stock issuable could increase significantly in the event of a decrease in the trading price of the common stock. Investors in common stock could therefore experience a dilution upon conversion of the Series A Convertible Redeemable Preferred Stock. In addition, in the event that the holder of the warrant for Series A Convertible Redeemable Preferred Stock is unable to convert any such securities into common stock, the holder may cause us to redeem in cash any such Series A Convertible Redeemable Preferred Stock that cannot be so converted. In the event that we fail to so redeem such shares, the holder of the Series A Convertible Redeemable Preferred Stock are entitled to additional remedies as set forth in the Certificate of Designations, Preferences and Rights.

        EXECUTIVE OFFICERS AND OTHER SENIOR MANAGEMENT OF THE REGISTRANT

      As of March 27, 2000, the executive officers and other senior management of the Company were as follows:

            NAME                     AGE                    TITLE
            ----                     ---                    -----
S. Kumar Chandrasekaran, Ph.D.        56    Chairman of the Board, President, Chief
                                            Executive Officer and Chief Financial Officer

Lyle M. Bowman, Ph.D.                 51    Vice President, Development and Operations

Cheryl E. Chen                        40    Senior Director, Clinical Operations

T. Raymond Chen, Ph.D.                49    Senior Director, Regulatory, Quality Assurance
                                            and Quality Control

Sandra C. Heine                       38    Senior Director, Finance and Administration

Samir D. Roy, Ph.D.                   41    Senior Director, Formulation Development and
                                            Operations

Erwin C. Si, Ph.D.                    46    Senior Director, Preclinical Research

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

      Cheryl E. Chen joined the Company in January 1990 as the Manager of Clinical Research. From 1994 to 1998, Ms. Chen served as Director of Clinical Operations. In 1999, Ms. Chen became the Senior Director of Clinical Operations. Ms. Chen holds a B.S. in Biological Science from University of California at Irvine and an M.B.A. in Business from Pepperdine University.

      T. Raymond Chen joined the Company in August 1990 as a Senior Staff Researcher. From 1994 to August 1997, he served as the Director of Analytical Research. Since September 1997, Dr. Chen has served as Senior Director of Regulatory, Quality Assurance and Quality Control. Dr. Chen holds a Ph.D. in Analytical Research from Indiana University.

      Sandra C. Heine joined the Company in March 1997 as Controller. Since October 1999, Ms. Heine has served as Senior Director of Finance and Administration. Before joining the Company, Ms. Heine served as General Accounting Manager of Software Logistics Corporation from 1995 to 1997; Systems Engineer for Platinum Software Corporation from 1994 to 1995; General Audit Manager for Genentech, Inc. from 1991 to 1994 and was an Audit Manager at Deloitte & Touche from 1989 to 1991.

Ms. Heine holds a B.S. in Business Administration from Colorado State
University.

      Samir D. Roy joined the Company in May 1997 as Director of Formulation Development. Since 1998, Dr. Roy has served as Senior Director of Formulation Development and Operations involving clinical supply and scale-up activities. Dr. Roy holds a Ph.D. in Pharmaceutical Sciences from the University of Saskatchewan, Canada, and has post-doctoral training in drug transport at the University of Michigan.

      Erwin C. Si joined the Company in April 1989 as Manager of Pharmacology and Toxicology. From 1992 to 1996, he served as Manager of Drug Discovery. From 1996 to 1999, he served as Principal Scientist. Since October 1999, he has served as Senior Director of Pre-clinical Research. Dr. Si holds a Ph.D. in Pharmacology and Toxicology from Purdue University.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1999.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      (a)   Market Information

      Since June 10, 1998, the Company's common stock has traded on The American Stock Exchange under the symbol "ISV." From its initial public offering on October 18, 1993 to June 9, 1998, the Company's common stock traded on The Nasdaq National Market under the symbol "INSV." Prior to its initial public offering, there was no public market for the Company's common stock. The following table sets forth the high and low sales prices for the common stock as reported by The American Stock Exchange and The Nasdaq National Market for the periods indicated. These prices do not include retail mark-ups, mark-downs or commissions.


      1999                                   HIGH              LOW
      ----                                   ----              ---
      First Quarter                          $1.56            $1.00
      Second Quarter                         $2.00            $0.88
      Third Quarter                          $2.81            $1.81
      Fourth Quarter                         $2.75            $1.69

      1998                                   HIGH              LOW
      ----                                   ----              ---

      First Quarter                          $3.56            $2.44
      Second Quarter                         $4.00            $3.13
      Third Quarter                          $4.44            $1.63
      Fourth Quarter                         $2.44            $0.94

      (b)   Holders

      As of December 31, 1999, the Company had approximately 7,000 stockholders. On March 27, 2000, the last sale price reported on The American Stock Exchange for the Company's common stock was $5.31 per share.

      (c)   Dividends

      The Company has never paid dividends and does not anticipate paying any dividends in the foreseeable future. It is the present policy of the Board of Directors to retain the Company's earnings, if any, for the development of the Company's business.

      (d)   Recent Sales of Unregistered Securities

      As part of a November 11, 1999 transaction to license the exclusive worldwide rights to the ISV-900 diagnostic/prognostic test for glaucoma to P&U, on January 18, 2000, the Company sold a total of

723,195 shares of Common Stock to P&U for $2,000,000.

     The Common Stock in this transaction was issued to a single, sophisticated foreign investor in reliance on the private placement exemption under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the Company for the five years ended December 31, 1999 (in thousands except per share amounts):

                                                                     YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------------------
                                                     1999         1998         1997         1996         1995
                                                 --------     --------     --------     --------     --------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA

Revenues                                         $  4,760     $     16     $     50     $    544     $     65

Operating expenses:
     Research and development                       1,397        6,227        7,224        5,458        8,079
     General and administrative                     2,293        2,656        3,034        2,902        3,801
     Loss on vacated facility                          --           --           --        1,412           --
     Restructuring                                     --           --           --           --        1,031
                                                 --------     --------     --------     --------     --------
         Total expenses                             3,690        8,883       10,258        9,772       12,911

Interest and other income (expense), net               85          299          390          466          224
                                                 --------     --------     --------     --------     --------
Net income (loss) before taxes                      1,155       (8,568)      (9,818)      (8,762)     (12,622)

Income tax provision                                    5           --           --           --           --
                                                 --------     --------     --------     --------     --------
Net income (loss)                                   1,150       (8,568)      (9,818)      (8,762)     (12,622)

Non cash preferred dividend                            22          514        1,326           --           --
                                                 --------     --------     --------     --------     --------
Net income (loss) applicable to
common stockholders                              $  1,128     $ (9,082)    $(11,144)    $ (8,762)    $(12,622)
                                                 ========     ========     ========     ========     ========
Net income (loss) per share
applicable to common stockholders
basic and diluted                                $   0.06     $  (0.60)    $  (0.85)    $  (0.72)    $  (1.38)
                                                 ========     ========     ========     ========     ========
Shares used to calculate net income
(loss) per share basic                             19,285       15,079       13,053       12,131        9,160
                                                 ========     ========     ========     ========     ========
Shares used to calculate net income
(loss) per share diluted                           19,856       15,079       13,053       12,131        9,160
                                                 ========     ========     ========     ========     ========

                                                                      DECEMBER 31,
                                                     1999         1998         1997         1996         1995
                                                 --------     --------     --------     --------     --------
CONSOLIDATED BALANCE SHEET DATA

Cash and cash equivalents                        $  6,746     $  1,037     $  8,660     $ 10,518     $  3,867

Working capital                                     6,167          544        7,983        9,512        2,376

                                                                     YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------------------
                                                     1999         1998         1997         1996         1995
                                                 --------     --------     --------     --------     --------
Total assets                                        7,463        2,086       10,546       12,820        7,643

Long term notes payable                                --           --           --           --           92

Redeemable preferred stock                             30        1,511        7,533           --           --

Accumulated deficit                               (84,754)     (85,882)     (76,800)     (65,656)     (56,894)

Total stockholders' equity (deficit)                6,256         (108)       2,031       11,619        5,847

No cash dividends were declared or have been paid by the Company since its inception.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 8 of this Form 10-K.

      Except for the historical information contained herein, the discussion in this Annual Report on Form 10-K may contain certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below and under "Risk Factors" in Item 1 of this Form 10-K, as well as those discussed elsewhere herein.

OVERVIEW

      InSite Vision is developing genetically-based tools for the diagnosis, prognosis and management of glaucoma and ophthalmic pharmaceutical products based on its proprietary DuraSite eyedrop-based drug delivery technology.

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

      The Company has international and national collaborations with academic institutions for the identification and clinical evaluation of genetic markers for glaucoma. To date, the Company's academic collaborators at UCSF and UCHC have identified genes associated with primary open-angle glaucoma (the most prevalent form of the disease in adults), juvenile glaucoma and primary congenital glaucoma. A diagnostic/prognostic technology, ISV-900, which is capable of identifying multiple glaucoma genetic markers from a single sample, has been developed and, in November 1999, the Company licensed the technology to P&U. See "--Collaborative and Licensing Agreements" for additional information on the agreement.

      Another result of the glaucoma genetics research has been the development of the ISV-205 product candidate. This DuraSite formulation contains a drug that has been shown in cell and organ culture systems to inhibit the production of a protein that appears to cause glaucoma. In January 1999, the Company entered into a transaction that granted P&U an exclusive worldwide license for ISV-205 for the treatment of glaucoma. See "Collaborative and Licensing Agreements" for additional discussion of the transaction. In June 1999, the Company announced positive results from its Phase II trial of ISV-205. P&U has assumed the continued development of the product with the continued technical support of the Company.

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

      The Company is focusing its research and development on (i) expansion of the ISV-900 technology for the prognosis, diagnosis and management of glaucoma,
(ii) providing on-going technical support to P&U for ISV-205 for the treatment of inflammation and the prevention and treatment of glaucoma, (iii) ISV-615 for the treatment of diabetic retinopathy and macular degeneration, (iv) ISV-014 a retinal drug delivery device, and (v) evaluation and development of several antibiotics not currently used in ophthalmics.

      To date, InSite Vision has not received any revenues from the sale of products, although it has received a small amount of royalties from the sale of products using the Company's licensed technology. Until 1999, the Company had been unprofitable since its inception due to continuing research and development efforts, including preclinical studies, clinical trials and manufacturing of its product candidates. The Company has financed its research and development activities and operations primarily through private and public placement of its equity securities and, to a lesser extent, from collaborative agreements.

      On January 28, 1999, the Company entered into a license agreement and stock purchase agreement pursuant to which InSite granted P&U an exclusive worldwide license to ISV-205 for the treatment of glaucoma. The license called for (i) P&U to assume responsibility for the development of the product upon completion by InSite of, among other activities, Phase II studies completed by the Company, (ii) P&U to reimburse InSite for research and development expenses and to make payments to InSite for on-going technical support, and (iii) the payment by P&U to InSite of royalties on product sales should ISV-205 be successfully commercialized. InSite will continue to bear responsibility for the prosecution and maintenance of the patents subject to the license, among other things. The transaction also called for equity investments from P&U of $3,500,000 for which they received 1,942,419 shares of common stock, with the potential for future equity investments at an average of prevailing market prices if the Company achieves certain milestones.

      On November 11, 1999, the Company entered into a license agreement, stock purchase agreement and credit agreement pursuant to which InSite granted P&U an exclusive worldwide royalty-bearing license to its ISV-900 technology for diagnostic, prognostic and therapeutic applications in the area of glaucoma. The license calls for (i) P&U to pay the Company a $5 million licensing fee, (ii) P&U to make up to $5 million in research and development payments to the Company over three years starting in 2000, (iii) P&U to pay the Company royalties on product sales should any products be successfully commercialized from this technology, and (iv) the potential for payments of up to $3 million by P&U to the Company based on achievement of certain milestones.

      The stock purchase agreement provided for a $2.0 million equity investment by P&U in the Company. A total of 723,195 shares were purchased in January 2000, 45 days after the execution of the agreement. The stock purchase agreement also provides for a standstill period of thirty (30) months during which P&U and its subsidiaries will not purchase additional shares of the Company, other than those provided for under any existing agreements between the companies, without the prior written consent of the Company. This standstill period will terminate earlier if certain actions are taken by other parties to acquire more than a 9.99% interest in the stock of the Company or if any other party announces their intention to assume control of the Company, whether by tender offer, merger, proxy contest or otherwise.

      The credit agreement provides for a $4.0 million revolving line of credit to be made available to the Company on November 11, 2001 for a period of three
(3) years. Any amounts drawn on the line will bear interest at a rate of three percent (3%) over the prime rate announced at the time of borrowing by Chase Manhattan Bank in New York City. At the Company's discretion, repayments on the line may be made in cash at any point, or the total amount due at the end of the loan period may be paid by issuance of the Company's stock at a twenty-five percent (25%) premium to the average market price of the Company's stock for a period prior to the end of the loan. The loan provides for certain affirmative and negative covenants as well as other terms and conditions.

      In August 1999, the Company entered into a license agreement with SSP Co., Inc., a Japanese company, to be the exclusive manufacturer and distributor of AquaSite in Japan. AquaSite is an over-the-counter product which uses the Company's DuraSite technology and demulcents for the symptomatic treatment of dry eye. Under this agreement, the Company received a net amount of $3,000 for materials provided to SSP during 1999.

      In March 1999, the Company entered into a royalty-bearing license agreement with Global Damon, a Korean company, to be the exclusive distributor of AquaSite in the Republic of Korea. Concurrently, the Company entered into a manufacturing agreement with Kukje, a Korean company, to produce the AquaSite to be sold by Global Damon.

      As of December 31, 1999, the Company's accumulated deficit was approximately $84.8 million. There can be no assurance that InSite Vision will ever achieve or be able to maintain either significant revenues from product sales or profitable operations.


RESULTS OF OPERATIONS

      The Company had total net revenues of $4.8 million, $16,000 and $50,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The increase from 1998 to 1999 was attributable to the license fee received from P&U in 1999. The Company earned royalty income of $10,000, $16,000 and $50,000 for the years ended December 31, 1999, 1998 and 1997, respectively, from sales of AquaSite by CIBA Vision. To date, the Company has not relied on royalty revenues to fund its activities, nor has it received revenues from the sale of products.

      Research and development expenses, net, decreased 77% to $1.4 million in 1999 from $6.2 million in 1998 and decreased 14% in 1998 from $7.2 million in 1997. The decrease in 1999 was primarily due to expense recovery from P&U of $4.2 million related to the ISV-205 project. Additionally, compensation and related costs decreased due to a reduction in R&D headcount which occurred in November 1998. The decrease in 1998 was primarily due to lower expenditures for outside services, consultants and compensation-related costs due to a reduction in R&D headcount. The reduction in outside service costs mainly reflects the completion of development activities for ISV-208 and transfer of the project to B&L, the Company's joint development partner on that project.

      General and administrative expenses decreased 15% in 1999 to $2.3 million from $2.7 million in 1998 and decreased 10% during 1998 from $3.0 million in 1997. The decrease in 1999 as compared to 1998 was primarily due to lower personnel related and facility costs. The lower facility cost reflected the sublease of a portion of unused office space beginning in January 1999. The sublease term is consistent with the base lease which is through 2001. The decrease in 1998 as compared to 1997 was primarily related to the reduced cost of directors and officers' insurance, lower consulting expenses and lower costs related to the hiring of full time personnel in the area of accounting and finance.

      Net interest and other income was $85,000, $299,000 and $390,000 in 1999, 1998 and 1997, respectively. These fluctuations are due principally to changes in average cash balances. Interest earned in the future will be dependent on the Company's funding cycles and prevailing interest rates. Interest expense in 1997 related to notes payable which were paid off during the first quarter of 1997.

      The Company had net income for the year ended December 31, 1999 of $1.1 million and incurred net losses of $8.6 million and $9.8 million for the years ended December 31, 1998 and 1997, respectively. The net income in 1999 is mainly the result of licensing revenue of $4.8 million and cost reimbursement of $4.2 million received from P&U for the ISV-900 and ISV-205 projects, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      Through 1995, InSite Vision financed its operations primarily through private placements of preferred stock totaling approximately $32 million and an October 1993 initial public offering of Common Stock, which resulted in net proceeds of approximately $30 million. After 1995, the Company financed its operations primarily through a January 1996 private placement of Common Stock and warrants resulting in net proceeds of approximately $4.7 million and an April 1996 public offering which raised net proceeds of approximately $8.1 million. In accordance with a July 1996 agreement between the Company and B&L, the Company received a total of $2.0 million from the sale of Common Stock in August 1996 and 1997. In September 1997, the Company completed a $7.0 million private placement of 7,000 shares of redeemable convertible Series A Preferred Stock resulting in net proceeds of approximately $6.5 million. In January 1999, the Company entered into a transaction with P&U from which the Company received a total of $3.5 million from the sale of Common Stock in January and September. In November 1999, the Company entered into another transaction with P&U from which the Company received a $5.0 million licensing fee and, in January 2000, received $2.0 million from the sale of 723,195 shares of Common Stock. At December 31, 1999, the Company had cash and cash equivalents totaling $6.7 million. It is the Company's policy to invest these funds in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt.

      For the year ended December 31, 1999, cash provided by operating activities, less cash used to acquire capital equipment, was $1.8 million and for the years ended December 31, 1998 and 1997, cash used for operating activities and additions to capital equipment was $7.8 million and $9.4 million, respectively. Of those amounts, $88,000, $25,000 and $709,000 were for additions to laboratory and other property and equipment in 1999, 1998 and 1997, respectively. In 1997, $645,000 of the additional expenditures related to the Company's portion of improvements at B&L's facilities in Tampa, Florida. In 1999, the Company sold the equipment and improvements at the Tampa facility to B&L for $410,000, which resulted in a loss on the sale of $107,000. In 1998, the Company had recognized an impairment in the value of this equipment of $87,000. This also resulted in a decrease in 1998, in both laboratory and other equipment and accumulated depreciation of $764,000.

      The Company's future capital expenditures and requirements will depend on numerous factors, including the progress of its research and development programs and preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in the Company's existing collaborative and licensing relationships, the ability of the Company to establish additional collaborative arrangements, acquisition of new businesses, products and technologies, the completion of commercialization activities and arrangements, the timing of additional product development and the purchase of additional property and equipment. Starting in 1997, the Company wrote-off its fully depreciated assets. This resulted in a decrease in both property and equipment and accumulated depreciation of $0.3 million, $1.3 million and $3.4 million in 1999, 1998 and 1997, respectively, with no change in net property and equipment.

      The Company anticipates no material capital expenditures to be incurred for environmental compliance in fiscal year 2000. Based on the Company's good environmental compliance record to date, and its current compliance with applicable environmental laws and regulations, environmental compliance is not expected to have a material adverse effect on the Company's operations.

      The Company believes that its cash and cash equivalents, in combination with the cash the Company has received and will receive during 2000 as part of the ISV-900 and ISV-205 licensing transactions with P&U, will be sufficient to meet its operating expenses and cash requirements through 2000. InSite Vision may require substantial additional funds prior to reaching sustained profitability, and the Company may seek private or public equity investments, future collaborative agreements, and possibly research funding to meet such needs. Even if the Company does not have an immediate need for additional cash, it may seek access to the private or public equity markets if and when it believes conditions are favorable. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, or at all.

YEAR 2000

      The Year 2000 ("Y2K") issue was the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. It was anticipated that such computer systems would be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations.

      The Company implemented a program to assess its exposure from Y2K related failures in its internal systems. Prior to December 31, 1999, the Company had determined that the majority of the Company's significant operating and accounting systems were Y2K compliant.

      The Company did not encounter any system failures or other computer errors related to a Y2K issue and did not suffer any interruption in service from its suppliers or vendors. The Company has incurred less than $25,000 in expense to upgrade or replace non-compliant computer programs or hardware. However, there can be no assurance that the Company's eventual Y2K related costs will not exceed this amount. While the Company does not have a comprehensive program for monitoring whether its suppliers' and vendors' systems were or are Y2K compliant, it does not believe that non-compliance by and single source provider would have a material impact on its operations. The Company does not expect its financial condition or results of operations to be materially adversely affected by Y2K issues.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      The following discusses the Company's exposure to market risk related to changes in interest rates.

      The Company invests its excess cash in investment grade, interest-bearing securities. At December 31, 1999, the Company had $6.7 million invested in money market mutual funds. While a hypothetical decrease in market interest rates by 10 percent from the December 31, 1999 levels would cause a decrease in interest income, it would not result in a loss of the principal. Additionally, the decrease in interest income would not be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following Consolidated Financial Statements and Report of Independent Auditors are included on the pages that follow:

                                                                      Page
                                                                      -----
Report of Independent Auditors                                           29

Consolidated Statements of Operations                                    30
Years Ended December 31, 1999, 1998 and 1997

Consolidated Balance Sheets - December 31, 1999 and 1998                 31

Consolidated Statements of Stockholders' Equity (Deficit)                32
Years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows                                    33
Years Ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements                            34-42

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
InSite Vision Incorporated

We have audited the accompanying consolidated balance sheets of InSite Vision Incorporated as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InSite Vision Incorporated at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                          /s/  Ernst & Young LLP

Walnut Creek, California
February 9, 2000

                           INSITE VISION INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Year Ended December 31,
                                                                           -------------------------------------
(in thousands, except per share amounts)                                     1999          1998           1997
                                                                           --------      --------       --------
Revenues:
     License fee                                                           $  4,750      $     --       $     --
     Royalties                                                                   10            16             50
                                                                           --------      --------       --------
         Total                                                                4,760            16             50
Operating expenses:
     Research and development, net                                            1,397         6,227          7,224
     General and administrative                                               2,293         2,656          3,034
                                                                           --------      --------       --------
         Total                                                                3,690         8,883         10,258
                                                                           --------      --------       --------
Income (loss) from operations                                                 1,070        (8,867)       (10,208)
Interest and other income (expense), net                                         85           299            390
                                                                           --------      --------       --------
Net income (loss) before taxes                                                1,155        (8,568)        (9,818)
Income tax provision                                                              5            --             --
                                                                           --------      --------       --------
Net income (loss)                                                             1,150        (8,568)        (9,818)
Non-cash preferred dividend                                                      22           514          1,326
                                                                           --------      --------       --------
Net income (loss) applicable to common stockholders                        $  1,128      $ (9,082)      $(11,144)
                                                                           ========      ========       ========
Basic net income (loss) per share applicable to common stockholders        $   0.06      $  (0.60)      $  (0.85)
                                                                           ========      ========       ========
Diluted net income (loss) per share applicable to common stockholders      $   0.06      $  (0.60)      $  (0.85)
                                                                           ========      ========       ========
Shares used to calculate basic net income (loss) per share                   19,285        15,079         13,053
                                                                           ========      ========       ========
Shares used to calculate diluted net income (loss) per share                 19,856        15,079         13,053
                                                                           ========      ========       ========


See accompanying notes to consolidated financial statements.

                           INSITE VISION INCORPORATED

                           CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
(in thousands, except share and per share amounts)                                    1999           1998
--------------------------------------------------                                  --------       --------
ASSETS
Current assets:
    Cash and cash equivalents                                                       $  6,746       $  1,037
    Prepaid expenses and other current assets                                            598            190
                                                                                    --------       --------
Total current assets                                                                   7,344          1,227

Property and equipment, at cost:
     Laboratory and other equipment                                                      204          1,062
     Leasehold improvements                                                               10             49
     Furniture and fixtures                                                               --             28
                                                                                    --------       --------
                                                                                         214          1,139
Accumulated depreciation                                                                  95            280
                                                                                    --------       --------
                                                                                         119            859
                                                                                    --------       --------
Total assets                                                                        $  7,463       $  2,086
                                                                                    ========       ========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                                               $    119       $     86
     Accrued liabilities                                                                 534            341
     Accrued compensation and related expense                                            524            256
                                                                                    --------       --------
Total current liabilities                                                              1,177            683

Commitments (Note 3)

Redeemable preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 1999; 1,170 shares issued and outstanding at December 31, 1998; redemption value $1,986,000 at
   December 31, 1998                                                                      30          1,511

Common stockholders' equity (deficit):
     Common stock, $0.01 par value, 30,000,000 shares authorized;
        20,298,923 issued and outstanding at December 31, 1999;
        16,852,015 issued and outstanding at December 31, 1998;                          203            169
     Additional paid-in capital                                                       90,807         85,605
     Accumulated deficit                                                             (84,754)       (85,882)
                                                                                    --------       --------
Common stockholders' equity (deficit)                                                  6,256           (108)
                                                                                    --------       --------
Total liabilities, redeemable preferred stock and stockholders'
   equity (deficit)                                                                 $  7,463       $  2,086
                                                                                    ========       ========

See accompanying notes to consolidated financial statements.

                           INSITE VISION INCORPORATED

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                       TOTAL
                                                                   ADDITIONAL                       STOCKHOLDERS'
                                                     COMMON         PAID IN        ACCUMULATED         EQUITY
(dollars in thousands)                               STOCK          CAPITAL          DEFICIT         (DEFICIT)
----------------------                              --------       ----------      -----------      -------------
BALANCES, JANUARY 1, 1997                           $    129        $ 77,146        $(65,656)        $ 11,619

Issuance of 205,128 shares of common stock
   to Bausch & Lomb in private placement                   2             998              --            1,000
Issuance of 43,968 shares of common stock
   from exercise of options and employee
   stock purchase plan                                     1             128              --              129
Issuance of 94,130 shares of common stock
   from conversion of preferred shares                     1             308              --              309
Non-employee stock option expense                         --             118              --              118
Net loss and comprehensive loss                           --              --          (9,818)          (9,818)
Non-cash preferred dividend                               --              --          (1,326)          (1,326)
                                                    --------        --------        --------         --------
Net loss applicable to common stockholders                --              --         (11,144)         (11,144)
                                                    --------        --------        --------         --------
BALANCES, DECEMBER 31, 1997                              133          78,698         (76,800)           2,031

Issuance of 50,000 shares of common stock
   from exercise of warrants                               1             162              --              163
Issuance of 27,195 shares of common stock
   under employee stock purchase plan                     --              50              --               50
Issuance of 3,495,667 shares of common
   stock from conversion of preferred shares              35           6,540              --            6,575
Non-employee stock option expense                         --             155              --              155
Net loss and comprehensive loss                           --              --          (8,568)          (8,568)
Non-cash preferred dividend                               --              --            (514)            (514)
                                                    --------        --------        --------         --------
Net loss applicable to common stockholders                --              --          (9,082)          (9,082)
                                                    --------        --------        --------         --------
BALANCES, DECEMBER 31, 1998                              169          85,605         (85,882)            (108)

Issuance of 1,942,419 shares of common stock
   to Pharmacia & Upjohn in private placements            19           3,480              --            3,499
Issuance of 33,073 shares of common stock
   from exercise of options and employee
   stock purchase plan                                    --              40              --               40

                                                                                                       TOTAL
                                                                   ADDITIONAL                       STOCKHOLDERS'
                                                     COMMON         PAID IN        ACCUMULATED         EQUITY
(dollars in thousands)                               STOCK          CAPITAL          DEFICIT         (DEFICIT)
----------------------                              --------       ----------      -----------      -------------
Issuance of 1,471,416 shares of common
   stock from conversion of preferred shares              15           1,488              --            1,503
Non-employee stock option expense                         --             194              --              194
Net income and comprehensive income                       --              --           1,150            1,150
Non-cash preferred dividend                               --              --             (22)             (22)
                                                    --------        --------        --------         --------
Net income applicable to common stockholders              --              --           1,128            1,128
                                                    --------        --------        --------         --------
BALANCES, DECEMBER 31, 1999                         $    203        $ 90,807        $(84,754)        $  6,256
                                                    ========        ========        ========         ========

See accompanying notes to consolidated financial statements.

                           INSITE VISION INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Year Ended December 31,
(in thousands)                                                1999           1998           1997
                                                            --------       --------       --------
OPERATING ACTIVITIES:
Net income (loss)                                           $  1,150       $ (8,568)      $ (9,818)
Adjustments to reconcile net income (loss) to net
   cash provided (used) by operating activities:
      Depreciation and amortization                              505            904            851
      Loss on sale of property and equipment                     107             --             --
      Changes in:
          Prepaid expenses and other current assets             (408)           113           (108)
          Accounts payable and accrued liabilities               494           (260)           373
                                                            --------       --------       --------
Net cash provided (used) by operating activities               1,848         (7,811)        (8,702)

INVESTING ACTIVITIES:
Sale of property and equipment                                   410             --             --
Purchases of property and equipment                              (88)           (25)          (709)
                                                            --------       --------       --------
Net cash provided (used) by investing activities                 322            (25)          (709)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease
   obligations                                                    --             --            (92)
Issuance of redeemable preferred stock, net                       --             --          6,516
Issuance of common stock, net                                  3,539            213          1,129
                                                            --------       --------       --------
Net cash provided by financing activities                      3,539            213          7,553

Net increase (decrease) in cash and cash equivalents           5,709         (7,623)        (1,858)
Cash and cash equivalents, beginning of period                 1,037          8,660         10,518
                                                            --------       --------       --------
Cash and cash equivalents, end of period                    $  6,746       $  1,037       $  8,660
                                                            ========       ========       ========
Supplemental disclosures:
     Non-cash preferred dividends                           $     22       $    514       $  1,326
                                                            ========       ========       ========
     Non-cash conversion of redeemable preferred stock
        to common stock                                     $  1,503       $  6,575       $    309
                                                            ========       ========       ========
     Interest paid in cash                                  $     --       $     --       $      9
                                                            ========       ========       ========

See accompanying notes to consolidated financial statements.

                           INSITE VISION INCORPORATED

                   Notes to Consolidated Financial Statements
                                December 31, 1999


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation. The accompanying consolidated financial statements include the accounts of InSite Vision and its wholly-owned United Kingdom subsidiary, InSite Vision Limited. InSite Vision Incorporated (the "Company" or "InSite Vision") operated in one segment and is focused on ophthalmic genetics and developing ophthalmic drugs and ophthalmic drug delivery systems. InSite Vision Limited was formed for the purpose of holding and licensing intellectual property rights. All intercompany accounts and transactions have been eliminated.

      Until 1999, the Company had incurred losses since its inception. The Company expects to incur substantial additional development costs prior to reaching sustained profitability, including costs related to clinical trials and manufacturing expenses. As a result, the Company will require substantial additional funds, and until sufficient royalties are generated from sales of the Company's licensed products, the Company may seek collaborative agreements, research funding, and private or public equity or debt investments to meet such needs. If such funds are not available, management may need to reassess its plans. Even if the Company does not have an immediate need for additional cash, it may seek access to the private or public equity markets if and when conditions are favorable. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Cash and Cash Equivalents. The Company invests its excess cash in investment grade, interest-bearing securities. As of December 31, 1999 and 1998, cash equivalents consisted of money market and mutual funds. All cash and cash equivalents are stated at fair market value. The Company considers highly liquid investments with original maturities of three months or less as cash equivalents.

      Property and Equipment. Property and equipment is stated at cost, less accumulated depreciation. Depreciation of property and equipment is provided over the estimated useful lives of the respective assets, which range from three to five years, using the straight-line method. Leasehold improvements are amortized over the lives of the related leases or their estimated useful lives, whichever is shorter, using the straight-line method. It is the Company's policy to write-off its fully depreciated assets. This resulted in a decrease in both property and equipment and accumulated depreciation in 1999 and 1998 of $0.3 million and $1.3 million, respectively, with no change in net property and equipment.

      In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During 1998, the Company evaluated certain assets and determined that assets with a carrying value of $946,000 were impaired and reduced their carrying value by $87,000. This loss is included in the 1998 research and development expense in the Consolidated Statements of Operations. In July 1999, the Company sold this equipment and recorded a loss of

$107,000 which is included in the 1999 research and development expense in the Consolidated Statements of Operations.

      Earnings (Loss) per Share. Basic and diluted net income (loss) per share information for all periods is presented under the requirement of SFAS No. 128, "Earnings per Share." Basic earnings per share has been computed using the weighted-average number of common shares outstanding during the period, and excludes any dilutive effects of stock options and convertible securities. Potentially dilutive securities have been excluded from the computation of diluted net loss per share in 1998 and 1997, as their inclusion would be antidilutive.

The following table sets forth the computation of basic and diluted earnings
(loss) per share:


=====================================================================================================
(in thousands, except per share amounts)                         1999          1998           1997
----------------------------------------                       --------      --------       --------
Numerator:
      Net income (loss)                                        $  1,150      $ (8,568)      $ (9,818)
      Non-cash preferred dividend                                    22           514          1,326
                                                               --------      --------       --------
      Net earnings (loss) applicable to common
         stockholders                                             1,128        (9,082)       (11,144)
                                                               ========      ========       ========

Denominator:
      Denominator for basic earnings (loss) per share -
         weighted-average shares outstanding                     19,285        15,079         13,053

Effect of dilutive securities:
      Employee & director stock options and preferred
         stock warrant (determined using the treasure
         stock method)                                              260            --             --

      Convertible preferred stock (using the if-converted
         method)                                                    311            --             --
                                                               --------      --------       --------
      Denominator for diluted earnings per share -
         weighted-average shares outstanding                     19,856        15,079         13,053
                                                               ========      ========       ========
Basic earnings (loss) per share                                $   0.06      $  (0.60)      $  (0.85)
                                                               ========      ========       ========
Diluted earnings (loss) per share                              $   0.06      $  (0.60)      $  (0.85)
                                                               ========      ========       ========
=====================================================================================================

      Due to the loss from operations, earnings (loss) per share for 1998 and 1997 is based on the weighted average number of common shares only, as the effect of including equivalent shares from stock options would be anti-dilutive. If the Company had recorded net income, the calculation of earnings per share would have included approximately an additional 2,186,000 and 1,193,000 common equivalent shares related to the outstanding stock options and warrants (determined using the treasury stock method) and convertible preferred stock (using the if-converted method) for 1998 and 1997, respectively.

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

      Accounting for Stock Options Exchanged for Services. The Company issues stock options to consultants of the Company in exchange for services. The Company has valued these options using the Black-Scholes option valuation model at each reporting period and has recorded charges to operations over the vesting periods of the individual stock options. Such charges amounted to approximately $194,000, $155,000 and $118,000 in 1999, 1998 and 1997, respectively.

      Accounting for Materials Purchased for Research and Development. The Company expenses materials for research and development activities when the items are purchased.

      Accounting for Cost Sharing Agreements. The Company directly reduces expenses for amounts reimbursed pursuant to cost sharing agreements. During 1999 and 1998, research and development expenses were reduced by $4,248,000 and $361,000, respectively, for costs reimbursed by Pharmacia & Upjohn (P&U) and Bausch and Lomb Pharmaceuticals, Inc. (B&L) under the terms of the collaborations described in Note 2.

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

      The Company obtains batimastat, the active ingredient for its ISV-615 product candidate, from British Biotech. In December 1996, British Biotech advised the Company that it had discontinued its own development and manufacturing of batimastat. The Company is currently negotiating with British Biotech to license the compound and obtain access to on-going drug supply. Inability to obtain a license would adversely affect the Company's ability to continue the ISV-615 development program.

      Revenue Recognition. Non-refundable technology license fees are recognized as revenues when received and when all contractual obligations of the Company relating to the fees have been fulfilled, evidence of an arrangement exists, the fee is fixed and determinable and collectibility is reasonably assured.

2.    LICENSES

      In December 1999, the Company entered into an exclusive worldwide license agreement with INSERM for the diagnostic, prognostic and therapeutic uses of a gene for chronic open angle glaucoma. The Company has paid a licensing fee and will make royalty payments on future product sales, if any.

      On November 11, 1999, the Company entered into a license agreement, stock purchase agreement and credit agreement pursuant to which InSite granted P&U an exclusive worldwide royalty-bearing license to its ISV-900 technology for diagnostic, prognostic and therapeutic applications in the area of glaucoma. The license calls for (i) P&U to pay the Company a $5 million licensing fee, (ii) P&U to make up to $5 million in research and development payments to the Company over three years starting in 2000, (iii) P&U to pay the Company royalties on product sales should any products be successfully commercialized from this technology, and (iv) payments of up to $3 million by P&U to the Company if certain milestones are achieved.

      P&U is receiving rights to sub-license all development work on ISV-900 completed as of November 11, 1999, which includes rights to certain genes, a diagnostic test, a database and access to other data relating to these genes. The Company expects that these rights will translate into 3 products - one for indications of more severe forms of glaucoma, one for detecting the possibility of developing glaucoma and one for diagnosing glaucoma in infants. These products are ready for commercialization by P&U.

      The additional research and development payments of $5 million are to be used for further development of the ISV-900 technology. This R&D work will include searching for additional gene mutations as well as gathering information for the development of possible therapeutic products based on the genetic data. The result of this work could be further enhancements to the products currently ready for commercialization as discussed above, which would be released separately, or additional products altogether. This work is not essential to the products currently ready for commercialization by P&U.

      The Company recognized $4.8 million as license revenue during the fourth quarter of 1999, due to the persuasive evidence of the existence of an arrangement, delivery had occurred, the fee was fixed and determinable and collectibility was reasonably assured. The technology represented a separate element of the arrangement that was recognized when the technology was delivered to P&U for commercialization.

      The stock purchase agreement provided for a $2.0 million equity investment by P&U in the Company. A total of 723,195 shares were purchased in January 2000, 45 days after the execution of the agreement. The stock purchase agreement also provides for a standstill period of thirty (30) months during which P&U and its subsidiaries will not purchase additional shares of the Company, other than those provided for under any existing agreements between the companies, without the prior written consent of the Company. This standstill period will terminate earlier if certain actions are taken by other parties to acquire more than a 9.99% interest in the stock of the Company or if any other party announces their intention to assume control of the Company, whether by tender offer, merger, proxy contest or otherwise.

      The credit agreement provides for a $4 million revolving line of credit to be made available to the Company on November 11, 2001 for a period of three (3) years. Any amounts drawn on the line will bear interest at a rate of three percent (3%) over the prime rate announced by Chase Manhattan Bank in New York City. At the Company's discretion, repayments on the line may be made in cash at any point, or the total amount due at the end of the loan period may be paid by issuance of the Company's stock at a twenty-five percent (25%) premium to the average market price of the Company's stock for a period prior to the end of the loan. The loan provides for certain affirmative and negative covenants as well as other terms and conditions.

      In August 1999, the Company entered into a license agreement with SSP Co., Inc., a Japanese company, to be the exclusive manufacturer and distributor of AquaSite in Japan. AquaSite is an over-the-counter product which uses the Company's DuraSite technology and demulcents for the symptomatic treatment of dry eye. Under this agreement, the Company received a net amount of $3,000 for materials provided to SSP during 1999.

      In March 1999, the Company entered into a royalty-bearing license agreement with Global Damon, a Korean company, to be the exclusive distributor of AquaSite in the Republic of Korea. Concurrently, the Company entered into a manufacturing agreement with Kukje, a Korean company, to produce the AquaSite to be sold by Global Damon.

      On January 28, 1999, the Company entered into a license agreement and stock purchase agreement pursuant to which InSite granted P&U an exclusive worldwide license to ISV-205 for the treatment of glaucoma. The license calls for (i) P&U to assume responsibility for the development of the product upon completion by the Company of, among other activities, Phase II studies currently being conducted by the Company, (ii) P&U to reimburse InSite for certain research and development expenses and make payments to InSite for on-going technical support, and (iii) the payment by P&U to InSite of royalties on product sales should ISV-205 be successfully commercialized. InSite will continue to bear responsibility for the prosecution and maintenance of the patents subject to the license, among other things. The transaction also called for equity investments from P&U of $3,500,000 for which they received 1,942,419 shares of common stock in February and September 1999, with the potential for future equity investments based on achievement of certain milestones.

      The Company has a license agreement with CIBA Vision, an ophthalmic company which is an affiliate of

CIBA-GEIGY Limited. Under the terms of the agreement, CIBA Vision has co-exclusive rights to manufacture and market AquaSite and ToPreSite in the U.S. and AquaSite in Canada. The license agreement requires CIBA Vision to pay royalties on net sales of the licensed products. The Company recognized $10,000, $16,000 and $50,000 of royalty revenue for sales of AquaSite in 1999, 1998 and 1997, respectively.

3.    LEASE COMMITMENTS

      The Company leases its facilities under noncancelable operating lease agreements that expire in 2001. Rent expense was $431,000, $514,000 and $497,000 for 1999, 1998 and 1997, respectively. The 1999 rent expense reflects $63,000 received by the Company related to the January 1999 sublease of a portion of the Company's facility. The sublease continues through the term of the Company's operating lease and provides for annual payments of $64,000 in 2000 and 2001. As of December 31, 1999, the aggregate future minimum payments under noncancelable leases, not considering amounts to be received under subleasing agreements, are:

                         2000                                 $  500,000
                         2001                                    514,000
                                                              ----------
                         Total                                $1,014,000
                                                              ==========

4.    INCOME TAXES

      Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31, 1999 and 1998 are as follows (in thousands):

                                                            1999             1998
                                                          --------         --------
Deferred tax assets:
     Net operating loss carryforwards                     $ 24,508         $ 26,226
     Research and development credit carryforwards           3,392            2,916
     Capitalized research and development                    7,404            5,824
     Depreciation                                              579              572
     Other                                                     217               90
                                                          --------         --------
     Total                                                  36,100           35,629
Valuation allowance                                        (36,100)         (35,629)
                                                          --------         --------
Net deferred tax assets                                   $     --         $     --
                                                          ========         ========

      The valuation allowance decreased by $54,000 and increased $3.3 million during the years ended December 31, 1999 and 1998, respectively.

      At December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $66.0 million, which expire in the years 2001 through 2018 and net operating loss carryforwards for state income tax purposes of approximately $29.0 million which expire in the years 1999 through 2003. The Company also has federal and state research and development credit carryforwards of approximately $2.0 million and $1.0 million, respectively, which expire in the years 2001 through 2013.

      Utilization of the Company's federal and state net operating loss carryforwards and research and development tax credits are subject to an annual limitation against taxable income in future periods due to the ownership change limitations provided by the Internal Revenue Code of 1986. As a result of this annual limitation, a significant portion of these carryforwards will expire before ultimately becoming available for offset against taxable income. Additional losses and credits will be subject to limitation if the Company incurs another change in ownership in the future.

5.    REDEEMABLE PREFERRED STOCK

      In September 1997, the Company received net proceeds of approximately $6.5 million from a private placement of 7,000 shares of Series A Convertible Preferred Stock with a $0.01 par value ("Series A Preferred"). The number of shares of Common Stock issuable upon conversion of the Series A Preferred is equal to the face value of each share of Series A Preferred divided by the lower of the fixed conversion price of $2.127 or a variable conversion price. The variable conversion price is determined by applying a discount, which ranged from 10% for shares converted prior to June 10, 1998, to 17.5% for shares converted after December 7, 1998, to an average of closing bid prices of the Company's common stock at the time of conversion. Such conversion prices are subject to adjustment in accordance with the terms of the Certificate of Designations, Preferences and Rights of the Series A Preferred. The value of the Series A Preferred shares to be converted will also include a 6% per annum premium which accrues from the date of issuance until the date of conversion. Three years after issuance, any remaining unconverted preferred shares will automatically be converted into common stock. As of December 31, 1999, all of the outstanding shares of Series A Preferred have been converted into 5,061,213 shares of common stock. The Company also issued a warrant to purchase 70 shares of Series A Preferred that is subject to the same conversion terms and premium as described above, which is still outstanding as of December 31, 1999. Holders of the Series A Preferred have no voting rights, except as required by applicable Delaware law. The Company has authorized 5,000,000 shares of Preferred Stock, 7,070 of which have been designated Series A Preferred. Pursuant to the agreement, 6,000,000 shares of common stock have been reserved for issuance to the holders of the Series A Preferred of which 938,787 shares remain reserved at December 31, 1999.

      For the years ended December 31, 1999, 1998 and 1997, in accordance with SEC Rules and Regulations, the Company reported non-cash preferred dividends of $22,000, $514,000 and $1,326,000, respectively. The dividends are related to the discount at which Series A Preferred could be converted to common stock and the 6% per annum premium, payable in additional common stock, earned on the outstanding Series A Preferred Stock. The dividends are used to determine the net loss per share applicable to common stockholders.

      The following table summarizes information concerning the issuance and conversion of the Series A Preferred Stock (in thousands):

                                                               Amount
                                                               ------
Issuance of 7,000 shares of Series A Preferred Stock and
  a warrant for 70 shares of Series A Preferred Stock          $ 6,516
Conversion of 300 shares of Series A Preferred Stock
  into common stock                                               (309)
Non-cash preferred dividend                                      1,326
                                                               -------
Balance at December 31, 1997                                     7,533
Reduction in accrued stock issuance costs                           39
Conversion of 5,530 shares of Series A Preferred Stock
  into common stock                                             (6,575)
Non-cash preferred dividend                                        514
                                                               -------
Balance at December 31, 1998                                     1,511

                                                               Amount
                                                               ------
Conversion of 1,170 shares of Series A Preferred Stock
  into common stock                                             (1,503)
Non-cash preferred dividend                                         22
                                                               -------
Balance at December 31, 1999                                   $    30
                                                               =======

6.    COMMON STOCKHOLDERS' EQUITY

      In January 2000, the Company received $2,000,000 from P&U for the purchase of 723,195 shares of Common Stock in connection with the November 1999 license for the Company's ISV-900 glaucoma genetics program.

      In September 1999, the Company received $1,500,000 from P&U for the purchase of 846,913 shares of Common Stock for a milestone reached in connection with the January 1999 license of the Company's ISV-205 glaucoma product.

      In February 1999, the Company received $2,000,000 from P&U for the purchase of 1,095,506 shares of Common Stock in connection with the January 1999 license for the Company's ISV-205 glaucoma product. The agreement also provides for additional equity purchases by P&U at an average of prevailing market prices if the Company achieves certain milestones, the first of which was reached in September of 1999.

      In April 1998, the Company received $163,000 from the exercise of warrants issued as part of a January 1996 private placement. Each warrant entitles its holder to purchase shares of the Company's Common Stock for $3.25 per share until January 2001. As of December 31, 1999, warrants to purchase 317,308 shares of Common Stock were outstanding.

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

Stock Option Plan.

      At December 31, 1999, a total of 2,541,300 shares of Common Stock were reserved under the 1994 Stock Plan for issuance upon the exercise of options or by direct sale to employees, including officers, directors and consultants. Options granted under the plan expire 10 years from the date of grant and become exercisable at such times and under such conditions as determined by the Company's Board of Directors (generally ratably over four years). Activity under the 1994 Stock Plan is as follows:

                                                 Shares
                                       ----------------------------
                                        Options                                             Weighted Average
                                       Available          Options                           Exercise Price of
                                       for Grant        Outstanding       Option Price      Shares Under Plan
                                       ---------        -----------       ------------      -----------------
Balances at January 1, 1997             210,026          1,272,866        $0.60 - 9.25          $  2.79

                                                 Shares
                                       ----------------------------
                                        Options                                             Weighted Average
                                       Available          Options                           Exercise Price of
                                       for Grant        Outstanding       Option Price      Shares Under Plan
                                       ---------        -----------       ------------      -----------------
Additional shares reserved              500,000                 --                  --               --
Granted                                (628,500)           628,500         2.81 - 6.25             4.07
Exercised                                    --            (30,598)        0.60 - 4.38             2.86
Forfeited                               204,927           (204,927)        0.60 - 6.75             4.07
                                       --------          ---------
Balances at December 31, 1997           286,453          1,665,841         0.60 - 9.25             3.12
Additional shares reserved              265,521                 --                  --               --
Granted                                 (70,000)            70,000         1.31 - 3.53             2.26
Forfeited                               102,709           (102,709)        2.75 - 6.38             3.93
                                       --------          ---------
Balances at December 31, 1998           584,683          1,633,132         0.60 - 9.25             3.03
Additional shares reserved              336,981                 --                  --               --
Granted                                (715,932)           715,932         1.06 - 2.44             1.28
Exercised                                    --            (13,496)        2.00 - 2.63             1.25
Forfeited                               158,749           (158,749)        0.60 - 6.38             4.69
                                       --------          ---------
Balances at December 31, 1999           364,481          2,176,819        $0.60 - 9.25          $  2.34
                                       ========          =========

The following table summarizes information concerning currently outstanding and exercisable options:

                                          Options Outstanding                       Options Exercisable
                               -------------------------------------------   ------------------------------
                                                    Weighted Average
                                              ----------------------------                      Weighted
                                 Number       Contractual                      Number           Average
 Range of Exercise Prices      Outstanding        Life      Exercise Price   Exercisable     Exercise Price
 ------------------------      -----------    -----------   --------------   -----------     --------------
      $0.60 - $1.13               905,435         6.01        $   0.90          390,761        $   0.61
      $1.25 - $2.75               595,500         6.86            2.38          193,791            2.53
      $2.81 - $5.00               549,170         7.57            3.81          349,999            3.83
      $5.63 - $9.25               126,714         6.97            6.13          103,193            6.15
                                ---------         ----        --------        ---------        --------
                                2,176,819         6.69        $   2.34        1,037,744        $   2.60
                                =========         ====        ========        =========        ========

      The weighted average grant date fair values of options granted during 1999, 1998 and 1997 was $1.28, $2.26 and $3.58, respectively.

      Pursuant to the terms of the 1994 Stock Plan, generally each non-employee director who is newly elected or appointed after October 25, 1993, is granted an option to purchase 10,000 shares of common stock at a price per share equal to the fair market value of the common stock on the grant date. Each continuing non-employee director also receives an annual grant of an option to purchase 10,000 shares. Such options vest one year after the grant date.

      The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting requirements and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates ranging from 4.64% to 6.87%; volatility factors for the expected market price of the Company's common stock of 1.15, 1.08 and 0.89; and a weighted-average expected life for the options of 4 years.

      For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company's pro forma information follows (in thousands except for loss per share information):

                                                                 1999              1998              1997
                                                              ---------         ---------         ----------
Net income (loss) applicable to common stockholders
   - as presented                                             $   1,128         $  (9,082)        $  (11,144)
Net loss applicable to common stockholders - pro forma              (35)           (9,681)           (11,652)
Net income (loss) per share applicable to common
stockholders                                                       0.06             (0.60)             (0.85)
   - as presented
   basic and diluted
Net loss per share applicable to common stockholders -
   pro forma basic and diluted                                    (0.00)            (0.64)             (0.89)

      The pro forma impact of options on the net income (loss) for 1999, 1998 and 1997 is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional stock option grants.


Employee Stock Purchase Plan.

      On April 1, 1994, employees of the Company began participating in an Employee Stock Purchase Plan which provides the opportunity to purchase Common Stock at prices not more than 85% of market value at the time of purchase. During the years ended December 31, 1999, 1998 and 1997, respectively, 19,577, 27,195 and 13,370 shares of Common Stock were issued pursuant to this plan. At December 31, 1999, an additional 19,577 shares are reserved for issuance under this plan. The effects of this plan on the pro forma disclosures above are not material.

7.    LEGAL PROCEEDINGS

      From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights. The

Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition and operating results.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item with respect to the identification of Directors is hereby incorporated by reference from the information under the caption "Proposal One-Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Stockholders which is estimated to be held on or about June 12, 2000 (the "Proxy Statement").

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
          10.25(4)       Letter Agreement dated February 3, 1995 between the
                         Company and David G. Harper.
          10.26(4)       Settlement Agreement and General Release dated March 3,
                         1995 between the Company and Clifford Orent.
          10.27(5)       Common Stock Purchase Agreement dated January 19, 1996
                         between the Registrant and the Investors listed on
                         Schedule 1 thereto.
          10.28(6)(H)    ISV-205 License Agreement dated May 28, 1996 by and
                         between the Company and CIBA Vision Ophthalmics.
          10.29(6)(H)    ToPreSite License Agreement dated May 28, 1996 by and
                         between the Company and CIBA Vision Ophthalmics.
          10.30(6)(H)    BetaSite Contract Manufacturing Agreement dated July 18,
                         1996 by and between the Company and Bausch & Lomb
                         Pharmaceuticals, Inc.
          10.31(6)(H)    PilaSite License Agreement dated July 18, 1996 by and
                         between the Company and Bausch & Lomb Pharmaceuticals,
                         Inc.
          10.32(6)(H)    Timolol Development Agreement dated July 18, 1996 by and
                         between the Company and Bausch & Lomb Pharmaceuticals,
                         Inc.
          10.33(6)(H)    Stock Purchase Agreement dated July 18, 1996 by and
                         between the Company and Bausch & Lomb Pharmaceuticals,
                         Inc.
          10.34(10)      Engagement Agreement, dated April 1, 1997, by and between
                         the Company and William Blair & Company LLC.
          10.35(10)(H)   License Agreement, dated July 1, 1997, by and between the
                         University of Connecticut Health Center and the Company.
          10.36(10)(H)   License Agreement, dated August 19, 1997, by and between
                         the University of Rochester and the Company.
          10.37(10)      Form of Securities Purchase Agreement, dated September 12,
                         1997, by and among the Company and the Selling
                         Stockholders thereunder.
          10.38(10)      Form of Registration Rights Agreement, dated September 12,
                         1997, by and among the Company and the Selling
                         Stockholders thereunder.
          10.39(10)      Form of Warrant, dated September 12, 1997, to William
                         Blair & Company LLC.
          10.40(11)(H)   License Agreement, dated January 28, 1999, by and between
                         the Company and Pharmacia & Upjohn AB.
          10.41(11)(H)   Stock Purchase Agreement, dated January 28, 1999, by and
                         between the Company and Pharmacia & Upjohn AB and
                         Pharmacia & Upjohn, SA.
          10.42(12)      Project Agreement, dated November 11, 1999, by and between the Company and Pharmacia & Upjohn AB.
          10.43(12)      Stock Purchase Agreement, dated November 11, 1999, by and
                         between the Company and Pharmacia & Upjohn AB.
          10.44(12)      Credit Agreement, dated November 11, 1999, by and between
                         the Company and Pharmacia & Upjohn Company.
          23.1           Consent of Ernst & Young LLP, Independent Auditors.
          24.1           Power of Attorney (included in Part IV of this Annual
                         Report on Form 10-K under the caption "Signatures").
          27             Financial Data Schedule.

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

(11) Incorporated by reference to exhibit of the same number in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(12) Confidential treatment has been requested as to certain portions of this agreement. Such omitted confidential information has been designated by an asterisk and has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, pursuant to an application for confidential treatment.

(H) Confidential treatment has been granted with respect to certain portions of this agreement.

(HH)  Management contract or compensatory plan.

(b)   Reports on Form 8-K

      A Report on Form 8-K was filed by the Company on November 30, 1999.

(c)   Exhibits

      See list of exhibits under (a)(3) above.

(d)   Financial Statement Schedules

      See (a)(2) above.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2000
                                              INSITE VISION INCORPORATED


                                          By: /s/ S. Kumar Chandrasekaran
                                            ---------------------------
                                              S. Kumar Chandrasekaran, Ph.D.
                                              Chairman of the Board, President,
                                              Chief Executive Officer and
                                              Chief Financial Officer

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

           Name                                       Capacity                             Date
           ----                                       --------                             ----
/s/ S. Kumar Chandrasekaran                     Chairman of the Board, President,       March 28, 2000
--------------------------------------          Chief Executive Officer and
    S. Kumar Chandrasekaran, Ph.D.              Chief Financial Officer

/s/ Mitchell H. Friedlaender                    Director                                March 28, 2000
--------------------------------------
    Mitchell H. Friedlaender, M. D.

/s/ John E. Lucas                               Director                                March 28, 2000
--------------------------------------
    John E. Lucas


/s/ John L. Mattana                             Director                                March 28, 2000
--------------------------------------
    John L. Mattana


/s/ Jon S. Saxe                                 Director                                March 28, 2000
--------------------------------------
    Jon S. Saxe

           Name                                       Capacity                             Date
           ----                                       --------                             ----

/s/ Anders P. Wiklund                           Director                                March 28, 2000
--------------------------------------
    Anders P. Wiklund