Form 10-Q
period 2000-03-31
INSITE VISION INC
filed 2000-05-15
CIK 802724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


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


        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares of Registrant's common stock, $.01 par value, outstanding as of March 31, 2000: 21,083,877.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                TABLE OF CONTENTS



                                                                              Page
                                                                              ----
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets at
           March 31, 2000 and December 31, 1999.............................   3

           Condensed Consolidated Statements of Operations
           For the three months ended March 31, 2000 and 1999...............   4

           Condensed Consolidated Statements of Cash Flows
           For the three months ended March 31, 2000 and 1999...............   5

           Notes to Condensed Consolidated Financial Statements  ...........   6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations....................   7


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

           Exhibits  .......................................................  16

Reports on Form 8-K.........................................................  16


                                    2 of 16

PART I  FINANCIAL INFORMATION

ITEM 1.    Financial Statements

                           INSITE VISION INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                              March 31,    December 31,
(in thousands, except share and per share amounts)                2000           1999
---------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                $  9,332       $  6,746
     Prepaid expenses and other current assets                     996            598
                                                              --------       --------
Total current assets                                            10,328          7,344

Property and equipment, at cost:
     Laboratory and other equipment                                284            204
     Leasehold improvements                                         10             10
                                                              --------       --------
                                                                   294            214
Accumulated depreciation                                           109             95
                                                              --------       --------
                                                                   185            119
                                                              --------       --------

Total assets                                                  $ 10,513       $  7,463
                                                              ========       ========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND COMMON
     STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                         $    171       $    119
     Deferred cost recovery                                      1,632              -
     Accrued liabilities                                           415            534
     Accrued compensation and related expense                      515            524
     Current portion of capital lease obligation                     7              -
                                                              --------       --------
Total current liabilities                                        2,740          1,177

Capital lease obligation, less current portion                      31              -

Commitments

Redeemable preferred stock, $0.01 par value, 5,000,000              31             30
     shares authorized; no shares issued and outstanding
     at March 31, 2000 and December 31, 1999

Common stockholders' equity:
     Common stock, $0.01 par value, 30,000,000 shares
     authorized; 21,083,877 issued and outstanding at
     March 31, 2000; 20,298,923 issued and
       outstanding at December 31, 1999                            211            203
     Additional paid-in-capital                                 92,987         90,807
     Accumulated deficit                                       (85,487)       (84,754)
                                                              --------       --------
Common stockholders' equity                                      7,711          6,256
                                                              --------       --------

Total liabilities, redeemable preferred stock and common
stockholders' equity                                          $ 10,513       $  7,463
                                                              ========       ========

     See accompanying notes to condensed consolidated financial statements.


                                    3 of 16

                           INSITE VISION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three months ended March 31,
(in thousands, except per share amounts)            2000             1999
-----------------------------------------------------------------------------
Royalty revenues                                  $      6         $      7

Operating expenses:
     Research and development, net                     244              455
     General and administrative                        576              638
                                                  --------         --------
          Total                                        820            1,093
                                                  --------         --------

Loss from operations                                  (814)          (1,086)

Interest, other income and expense                      82               12
                                                  --------         --------

Net loss                                              (732)          (1,074)

Non-cash preferred dividends                             1               12
                                                  --------         --------

Net loss applicable to common stockholders        $   (733)        $ (1,086)
                                                  ========         ========

Basic and diluted net loss per share
applicable to common stockholders                 $  (0.03)        $  (0.06)
                                                  ========         ========

Shares used to calculate basic and
  diluted net loss per share                        21,058           18,261
                                                  ========         ========
No cash dividends were declared or paid
during the periods.


     See accompanying notes to condensed consolidated financial statements.


                                    4 of 16

                           INSITE VISION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Three months ended March 31,
(in thousands)                                                2000            1999
---------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                   $  (732)        $(1,074)
Adjustments to reconcile net loss to
net cash used in operating activities:
     Depreciation and amortization                              82             196
     Changes in:
          Prepaid expenses and other current assets           (398)              1
          Accounts payable and accrued liabilities           1,556              96
                                                           -------         -------
Net cash provided by (used in) operating activities            508            (781)

INVESTING ACTIVITIES
Purchases of property and equipment                            (43)            (12)
                                                           -------         -------
Net cash used in investing activities                          (43)            (12)

FINANCING ACTIVITIES
Issuance of common stock                                     2,122           2,000
Payment of capital lease obligation                              1               -
                                                           -------         -------
Net cash provided by financing activities                    2,121           2,000

Net increase in cash and cash equivalents                    2,586           1,207
Cash and cash equivalents, beginning of period               6,746           1,037
                                                           -------         -------

Cash and cash equivalents, end of period                   $ 9,332         $ 2,244
                                                           =======         =======

Supplemental disclosures:
     Non-cash preferred dividends                          $     1         $    12
                                                           =======         =======

     Non-cash conversion of redeemable
      preferred stock to common stock                           $-         $   828
                                                           =======         =======

     Capital lease obligation incurred                     $    39              $-
                                                           =======         =======

     See accompanying notes to condensed consolidated financial statements.


                                    5 of 16

                           INSITE VISION INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for any future period.

        These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - DEFERRED COST RECOVERY

        In January 2000, the Company received $2.0 million from Pharmacia Corporation (Pharmacia) pursuant to the November 1999, ISV-900 Project Agreement, to be used to reimburse the Company for costs incurred in support of the ISV-900 project. As of March 31, 2000, $1.6 million of these funds were included in current liabilities as deferred cost recovery. The Company directly reduces expenses for amounts reimbursed pursuant to cost sharing agreements. During the first quarter of 2000 and 1999, research and development expenses were reduced by $1.2 million and $0.9 million, respectively, for costs reimbursed by Pharmacia pursuant to ISV-205 and ISV-900 agreements.

NOTE 3 - SUBSEQUENT EVENTS - STOCKHOLDERS' EQUITY

        In May 2000, the Company received net proceeds of $13.0 million from a private placement of 3,349,722 shares of its common stock and warrants to purchase an additional 1,172,381 shares of common stock. The warrants entitle their holder to purchase shares of the Company's common stock for $5.64 from August 30, 2000 until May 2004. In April 2000, the Company received $625,000 from the issuance of 192,308 shares of its common stock from the exercise of warrants issued in January 1996.


                                    6 of 16

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

        Except for the historical information contained herein, the discussion in this Quarterly Report may contain certain forward-looking statements, such as statements of the Company's plans, objectives, expectations and intentions, that involve risks and uncertainties. The cautionary statements made in this Quarterly Report, including those set forth below under the heading "Risk Factors," should be read as being applicable to all relevant forward-looking statements wherever they appear in this Quarterly Report. The Company's actual results could differ materially from those discussed herein.

OVERVIEW

        InSite Vision Incorporated ("InSite," "InSite Vision" or the "Company") is developing genetically-based tools for the diagnosis, prognosis and management of glaucoma and ophthalmic pharmaceutical products based on its proprietary DuraSite(R) eyedrop-based drug delivery technology.

        The Company is focusing its research and development on (i) expansion of the ISV-900 technology for the prognosis, diagnosis and management of glaucoma,
(ii) providing on-going technical support to Pharmacia for ISV-205 for the treatment of inflammation and the prevention and treatment of glaucoma, (iii) ISV-615 for the treatment of diabetic retinopathy and macular degeneration, (iv) ISV-014, a retinal drug delivery device, and (v) evaluation and development of several antibiotics not currently used in ophthalmics.

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

        The Company has international and U.S. collaborations with academic institutions for the identification and clinical evaluation of genetic markers for glaucoma. To date, the Company's academic collaborators at the University of California, San Francisco ("UCSF") and the University of Connecticut Health Center ("UCHC") have identified genes associated with primary open-angle glaucoma (the most prevalent form of the disease in adults), juvenile glaucoma and primary congenital glaucoma. A diagnostic/prognostic technology, ISV-900, which is capable of identifying multiple glaucoma genetic markers from a single sample, has been developed and, in November 1999, the Company licensed the technology to Pharmacia.

        Another result of the glaucoma genetics research has been the development of the ISV-205 product candidate. This DuraSite formulation contains a drug that has been shown in cell and organ culture systems to inhibit the production of a protein that appears to cause glaucoma. In January 1999, the Company entered into a transaction that granted Pharmacia an exclusive worldwide license for ISV-205 for the treatment of glaucoma. In June 1999, the Company announced positive results from its Phase II trial of ISV-205. Pharmacia has assumed continued development of the product with continued technical support of the Company.

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

        ISV-615 is a DuraSite-based ophthalmic formulation of batimastat that the Company is evaluating for its potential in preventing neovascularization in the retina related to diabetic retinopathy and macular degeneration. The Company obtains batimastat, the active ingredient of ISV-615, through a 1992 agreement with British Biotech Pharmaceuticals Limited ("British Biotech"), which in December 1996 advised the Company that it had discontinued

                                    7 of 16
development and manufacturing of batimastat. The Company and British Biotech are in negotiations on a new licensing agreement related to batimastat that provides for continued supply of the drug. See "Risk Factors - Dependence on Third Parties."

        Another technology platform is comprised of a device, ISV-014, for the controlled, non-surgical delivery of ophthalmic drugs to the retina and surrounding tissues. The Company is continuing to enhance the device and is collaborating with various academic researchers to perform invivo experiments delivering products with a variety of molecular sizes to retinal tissues. The combination of this device technology with polymer-based drug platforms may permit long term delivery of therapeutic agents to treat several retinal diseases, most of which cannot be effectively treated at the present time.

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

        As of March 31, 2000, the Company's accumulated deficit was approximately $85.5 million. There can be no assurance that InSite Vision will ever achieve either significant revenues or profitable operations.

RESULTS OF OPERATIONS

        The Company earned revenues of $6,000 in the first quarter of 2000, from sales of AquaSite by CIBA Vision and certain key components of AquaSite to Kukje Pharma Ind. Co., Ltd., the Company's AquaSite manufacturing partner in Korea. The Company earned $7,000 in the first quarter of 1999, from sales of AquaSite by CIBA Vision. To date, the Company has not relied on such revenues to fund its activities.

        Research and development expenses, net, decreased to $244,000 from $455,000 for the first quarter of 2000 compared to the first quarter of 1999. This reflects reimbursement from Pharmacia pursuant to the January 1999, ISV-205 and November 1999, ISV-900 licensing agreements, of research expenses of $1,201,000 and $900,000 in the first quarter of 2000 and 1999, respectively. The increase in the amount reimbursed primarily reflects cost recovery beginning in the first quarter of 2000 for the ISV-900 program expenses.

        General and administrative expenses decreased 10% from $638,000 during the first quarter of 1999 to $576,000 during the first quarter of 2000. This decrease was primarily due to legal and consulting costs, mainly related to licensing activities, incurred in the first quarter of 1999.


                                    8 of 16

        Net interest and other income was $82,000 and $12,000 in the first quarter of 2000 and 1999, respectively. These fluctuations are due principally to changes in average cash balances. Interest earned in the future will be dependent on the Company's funding cycles and prevailing interest rates.

        The Company incurred net losses applicable to common stockholders of $733,000 and $1.1 million during the first quarter of 2000 and 1999, respectively. The decrease for the first quarter of 2000 compared to 1999 was due primarily to the reimbursement of research expenses by Pharmacia, pursuant to the Company's ISV-900 project. The Company may incur substantial additional losses over the next several years. These losses are expected to fluctuate from period to period based primarily on the level of the Company's product development and clinical activities and the level of third-party reimbursement and milestone payments received by the Company.

LIQUIDITY AND CAPITAL RESOURCES

        Through 1995, InSite Vision financed its operations primarily through private placements of preferred stock, totaling approximately $32 million, and an October 1993 public offering of Common Stock, which resulted in net proceeds of approximately $30 million. After 1995, the Company financed its operations primarily through a January 1996 private placement of Common Stock and warrants resulting in net proceeds of approximately $4.7 million and an April 1996 public offering which raised net proceeds of approximately $8.1 million. In accordance with a July 1996 agreement between the Company and Bausch & Lomb Pharmaceuticals, Inc. (B&L), the Company received a total of $2.0 million from the sale of Common Stock in August 1996 and 1997. In September 1997, the Company completed a $7.0 million private placement of 7,000 shares of Series A Redeemable Convertible Preferred Stock (Series A preferred stock) for which net proceeds were approximately $6.5 million. In January 1999, the Company entered into a transaction with Pharmacia from which the Company received a total of $3.5 million from the sale of Common Stock in January 1999 and September 1999. In November 1999, the Company entered into another transaction with Pharmacia from which the Company received a $5.0 million licensing fee and, in January 2000, received $2.0 million from the sale of 723,195 shares of Common Stock. Subsequent to the end of the first quarter of 2000, the Company received $625,000 from the issuance of Common Stock from the exercise of warrants issued as part of the January 1996 private placement. In May 2000, the Company completed a private placement of Common Stock and warrants resulting in net proceeds of approximately $13.0 million.

        At March 31, 2000, the Company had cash and cash equivalents totaling $9.3 million compared to $6.7 million as of December 31, 1999. It is the Company's policy to invest these funds in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt.

        The increase in net cash provided by operating activities of $508,000 in the three months ended March 31, 2000 from December 31, 1999, related primarily to a transaction with Pharmacia. In January 2000, the Company received $2.0 million from Pharmacia pursuant to the ISV-900 Project Agreement, to be used to reimburse the Company for costs incurred in support of the ISV-900 project. As of March 31, 2000, $1.6 million of these funds were included in accounts payable and accrued liabilities as deferred cost recovery. The $398,000 change in prepaid expenses and other current assets was primarily due to the increase in the receivable from Pharmacia for technical support provided pursuant to the ISV-205 License Agreement.

        The Company purchased $43,000 of laboratory and other equipment in the first quarter of 2000 compared with $12,000 in the first quarter of 1999. The Company also entered into a $39,000 capital lease for certain laboratory equipment.

        The Company received $2.0 million from the issuance of Common Stock to Pharmacia pursuant to the November 1999 Stock Purchase Agreement. In addition, the Company received $122,000 from the issuance of Common Stock from the exercise of stock options by employees.

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

        The Company anticipates no material capital expenditures to be incurred for environmental compliance in fiscal year 2000. Based on the Company's good environmental compliance record to date, and its current compliance with applicable environmental laws and regulations, environmental compliance is not expected to have a material adverse effect

                                    9 of 16
on the Company's operations.

        The Company believes that its cash and cash equivalents will be sufficient to meet its operating expenses and cash requirements through 2000. InSite Vision will require substantial additional funds prior to reaching sustained profitability and the Company may seek private or public equity investments, future collaborative agreements, and possibly research funding to meet such needs. Even if the Company does not have an immediate need for additional cash, it may seek access to the private or public equity markets if and when it believes conditions are favorable. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, or at all.


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

-       will be unmarketable due to the proprietary rights of third parties; or

- will not be able to compete with superior, equivalent or more cost-effective products offered by competitors.

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

        We are currently seeking additional funding through public or private equity or debt financing, collaborative or other arrangements, and from other sources. We cannot be certain that we will be able to secure additional funding from

                                    10 of 16
these sources, or that such funding will be on terms acceptable to us. If we fail to secure additional funding upon acceptable terms, our business will be harmed.

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

WE MAY CONTINUE TO INCUR LOSSES

        We have incurred significant operating losses since our inception in 1986. As of March 31, 2000, our accumulated deficit was approximately $85.5 million. Although we achieved profitability in 1999, we expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties from sales of our licensed products.

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

        We are dependent upon British Biotech for the supply of batimastat, the active drugs incorporated into the Company's ISV-615 product candidate. British Biotech has discontinued clinical testing of batimastat and informed us that it will no longer manufacture the product. The Company and British Biotech are in negotiations on a new licensing agreement related to batimastat that provides for continued supply of the drug. If our licensing efforts are unsuccessful we may have no source of ongoing raw materials for ISV-615. If this turns out to be true, our business may be harmed.

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


                                    11 of 16

        We plan to market and sell products through arrangements with third parties with expertise in the ophthalmic drug or diagnostic industries. There can be no assurance that we will be able to enter into such arrangements on acceptable terms, if at all. If we are not successful in concluding such arrangements, we may be required to establish our own sales and marketing organization, although we have no experience in sales, marketing or distribution. We cannot be certain we would be able to build such a marketing staff or sales force, or that our sales and marketing efforts will be cost-effective or successful. To the extent we have entered into or will enter into co-marketing, co-promotion or other licensing arrangements for the marketing and sale of our products, any revenues received by us will be dependent on the efforts of third parties, such as CIBA Vision, Pharmacia and B&L. We cannot be certain that these partners will diligently or successfully market our products or that such efforts will be successful.

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

        Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to us or to protect trade secrets or know-how owned or licensed by us. Such litigation could result in substantial cost to and diversion of effort by the Company, all of which may harm our business. We have also agreed to indemnify our licensees, including Pharmacia, against infringement claims by third parties related to our technology, which could result in additional litigation costs and liability, which could harm our business. In addition, we cannot be certain our efforts to protect or defend our proprietary rights will be successful or, even if successful, will not result in substantial cost to us.

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

ACQUISITIONS MAY PRESENT RISKS TO OUR BUSINESS

        At some point in the future, we may pursue acquisitions of companies, product lines, technologies or businesses that our management believes are complementary or otherwise beneficial to our Company. In the event that such an acquisition does occur, we cannot be certain how such acquisitions will affect our business. Future acquisitions may result in substantial dilution to our stockholders, the incurrence of additional debt and amortization expenses related to goodwill, research and development and other intangible assets, all of which could harm our business. In addition, acquisitions would involve several risks for us, including:

- assimilating employees, operations, technologies and products from the acquired companies with our existing

                                    12 of 16
        employees, operation, technologies and products;

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


                                    13 of 16

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

OUR INSURANCE COVERAGE MAY NOT ADEQUATELY COVER OUR POTENTIAL PRODUCT LIABILITY EXPOSURE

        We are exposed to potential product liability risks inherent in the development, testing, manufacturing, marketing and sale of human therapeutic products. Product liability insurance for the pharmaceutical industry is generally expensive. We cannot be certain that our present product liability insurance coverage is adequate. Such existing coverage will not be adequate as we further develop our products, and we cannot be certain that adequate insurance coverage against potential claims will be available in sufficient amounts or at a reasonable cost.

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

WE USE HAZARDOUS MATERIALS WHICH MAY POSE ENVIRONMENTAL RISKS

        Our research, development and manufacturing processes involve the controlled use of small amounts of radioactive and other hazardous materials. We are subject to federal, state and local laws, regulations and policies governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources. Moreover, we may be required to incur significant costs to comply with environmental laws and regulations, especially to

                                    14 of 16
the extent that we manufacture our own products.

OUR OFFICERS AND DIRECTORS WILL BE ABLE TO EXERT SIGNIFICANT CONTROL ON INSITE

        As of March 31, 2000, our management and principal stockholders together beneficially owned approximately 19% of our outstanding shares of common stock. As a result, these stockholders, acting together, may be able to effectively control all matters requiring approval by our stockholders, including the election of a majority of our directors and the approval of business combinations.

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

WE HAVE CONVERTIBLE, REDEEMABLE SECURITIES THAT MAY RESULT IN DILUTION FOR COMMON STOCKHOLDERS

        Sales of shares of common stock issuable upon conversion of our Series A Convertible Redeemable Preferred Stock could adversely affect the market value of the common stock, depending upon the timing of such sales, and may effect a dilution of the book value per share of our common stock.

        As of March 31, 2000, warrants for 70 shares of Series A Convertible Redeemable Preferred Stock were issued and outstanding. The actual number of shares of common stock issuable upon exercise and conversion of the warrants for outstanding Series A Convertible Redeemable Preferred Stock will equal:

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

        For a complete description of the relative rights, preferences, privileges, powers and restrictions of the Series A Convertible Redeemable Preferred Stock, see the Certificate of Designations, Preferences and Rights attached as Exhibit 4.1

                                    15 of 16
to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 29, 1997. Depending on market conditions at the time of conversion, the number of shares of common stock issuable could increase significantly in the event of a decrease in the trading price of the common stock. Investors in common stock could therefore experience a dilution upon conversion of the Series A Convertible Redeemable Preferred Stock. In addition, in the event that the holder of the warrant for Series A Convertible Redeemable Preferred Stock is unable to convert any such securities into common stock, the holder may cause us to redeem in cash any such Series A Convertible Redeemable Preferred Stock that cannot be so converted. In the event that we fail to so redeem such shares, the holder of the Series A Convertible Redeemable Preferred Stock is entitled to additional remedies as set forth in the Certificate of Designations, Preferences and Rights.


PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)      Exhibits

        27     Financial Data Schedule

b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INSITE VISION INCORPORATED


Dated:  May 15, 2000           by: /s/   S. Kumar Chandrasekaran
                                   -----------------------------
                                   S. Kumar Chandrasekaran, Ph.D.
                                   Chairman of the Board,
                                   Chief Executive Officer and
                                   Chief Financial Officer
                                   (on behalf of the registrant and as principal financial and accounting officer)


                                    16 of 16