Form 10-Q
period 2000-06-30
INSITE VISION INC
filed 2000-08-14
CIK 802724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000




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

        The number of shares of Registrant's common stock, $.01 par value, outstanding as of June 30, 2000: 24,772,874.

                          QUARTERLY REPORT ON FORM 10-Q
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

                                TABLE OF CONTENTS


                                                                            Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets at
        June 30, 2000 and December 31, 1999...............................   3

        Condensed Consolidated Statements of Operations
        For the three and six months ended June 30, 2000 and 1999.........   4

        Condensed Consolidated Statements of Cash Flows
        For the six months ended June 30, 2000 and 1999...................   5

        Notes to Condensed Consolidated Financial Statements  ............   6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.....................   7


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Stockholders .................   16

Item 6. Exhibits and Reports on Form 8-K

        Exhibits.........................................................   16

        Reports on Form 8-K..............................................   16


                                    2 of 19

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           INSITE VISION INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                         June 30,         December 31,
(in thousands, except share and per share amounts)         2000              1999
                                                        -----------       -----------
ASSETS
Current assets:
     Cash and cash equivalents                          $    21,586       $     6,746
     Prepaid expenses and other current assets                1,023               598
                                                        -----------       -----------
Total current assets                                         22,609             7,344

Property and equipment, at cost:
     Laboratory and other equipment                             532               204
     Leasehold improvements                                       9                10
                                                        -----------       -----------
                                                                541               214
Accumulated depreciation                                        113                95
                                                        -----------       -----------
                                                                428               119

Note receivable from stockholder                                181                 -
                                                        -----------       -----------

Total assets                                            $    23,218       $     7,463
                                                        ===========       ===========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND COMMON
     STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                   $       193       $       119
     Deferred cost recovery                                   1,213                 -
     Accrued liabilities                                        368               534
     Accrued compensation and related expense                   612               524
                                                        -----------       -----------
Total current liabilities                                     2,386             1,177

Long-term notes payable                                          30                 -

Commitments

Redeemable preferred stock, $0.01 par value,
 5,000,000 shares authorized; no shares issued and
 outstanding at June 30, 2000 and December 31, 1999              32                30

Common stockholders' equity:

Common stock, $0.01 par value, 60,000,000 shares
 authorized; 24,772,874 issued and
 outstanding at June 30, 2000; 20,298,923 issued and
 outstanding at December 31, 1999                               248               203
     Additional paid-in-capital                             106,734            90,807
     Note receivable from stockholder                           (76)                -
     Accumulated deficit                                    (86,136)          (84,754)
                                                        -----------       -----------
Common stockholders' equity                                  20,770             6,256
                                                        -----------       -----------

Total liabilities, redeemable preferred stock and
 common stockholders' equity                            $    23,218       $     7,463
                                                        ===========       ===========

     See accompanying notes to condensed consolidated financial statements.


                                    3 of 19

                           INSITE VISION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Three months ended June 30,    Six Months Ended June 30,
(in thousands, except per share amounts)        2000           1999           2000           1999
                                              --------       --------       --------       --------
Royalty revenues                              $      2       $      1       $      8       $      8

Operating expenses:
     Research and development                    1,588          1,396          3,033          2,751
     Cost reimbursement                          1,525            900          2,726          1,800
                                              --------       --------       --------       --------
     Research and development, net                  63            496            307            951
     General and administrative                    757            549          1,333          1,187
                                              --------       --------       --------       --------
          Total operating expenses                 820          1,045          1,640          2,138
                                              --------       --------       --------       --------

Loss from operations                              (818)        (1,044)        (1,632)        (2,130)

Interest, other income and expense, net            170             22            252             34
                                              --------       --------       --------       --------

Net loss                                          (648)        (1,022)        (1,380)        (2,096)

Non-cash preferred dividends                        (1)            (8)            (2)           (20)
                                              --------       --------       --------       --------

Net loss applicable to common
 stockholders                                 $   (649)      $ (1,030)      $ (1,382)      $ (2,116)
                                              ========       ========       ========       ========

Basic and diluted net loss per share
     applicable to common stockholders        $  (0.03)      $  (0.05)      $  (0.06)      $  (0.11)
                                              ========       ========       ========       ========

Shares used to calculate basic and
diluted net loss per share                      23,601         18,886         22,329         18,574
                                              ========       ========       ========       ========

No cash dividends were declared or paid during the periods.

See accompanying notes to condensed consolidated financial statements.


                                    4 of 19

'
                           INSITE VISION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Six months ended June 30,
(in thousands)                                               2000           1999
                                                           --------       --------
OPERATING ACTIVITIES
Net loss                                                   $ (1,380)      $ (2,096)
Adjustments to reconcile net loss to net cash used in
Operating activities:
     Depreciation and amortization                              143            310
     Issuance of note receivable                               (181)             -
     Changes in:
          Prepaid expenses and other current assets            (425)            67
          Accounts payable and accrued liabilities            1,202            344
                                                           --------       --------
Net cash used in operating activities                          (641)        (1,375)

INVESTING ACTIVITIES
Purchases of property and equipment                            (307)           (69)
                                                           --------       --------
Net cash used in investing activities                          (307)           (69)

FINANCING ACTIVITIES
Issuance of common stock                                     15,790          2,011
Payment of capital lease obligation                              (2)             -
                                                           --------       --------
Net cash provided by financing activities                    15,788          2,011

Net increase (decrease) in cash and cash
    equivalents                                              14,840            567
Cash and cash equivalents, beginning of period                6,746          1,037
                                                           --------       --------

Cash and cash equivalents, end of period                   $ 21,586       $  1,604
                                                           ========       ========

Supplemental disclosures:
     Non-cash preferred dividends                          $      2       $     20
                                                           ========       ========

     Non-cash conversion of redeemable preferred
       stock to common stock                               $      -       $  1,087
                                                           ========       ========

     Capital lease obligation incurred                     $     39       $      -
                                                           ========       ========
     Common stock issued for note receivable
       from stockholder                                    $     76       $      -
                                                           ========       ========


See accompanying notes to condensed consolidated financial statements.


                                    5 of 19

                           INSITE VISION INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for any future period.

        These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - NOTE RECEIVABLE FROM STOCKHOLDER

        In May 2000, the Company issued loans to Dr. Chandrasekaran, the Company's Chief Executive Officer (CEO) and Chairman of the Board, related to his exercise of 126,667 options to acquire common stock. The loans are full recourse, have a term of 4 years and bear interest at 7%. Interest payments are due semi-annually and principal payments are due annually. While the 126,667 shares of common stock issued secure the loans the Company is not limited to these shares to satisfy the loan.

NOTE 3 - DEFERRED COST RECOVERY

        In January 2000, the Company received $2.0 million from Pharmacia Corporation (Pharmacia) pursuant to the November 1999, ISV-900 Project Agreement, to be used to reimburse the Company for costs incurred in support of the ISV-900 project. As of June 30, 2000, $1.2 million of these funds were included in current liabilities as deferred cost recovery. The Company directly reduces expenses for amounts reimbursed pursuant to cost sharing agreements. During the six month period ended June 30, 2000 and 1999, research and development expenses were reduced by $2.7 million and $1.8 million, respectively, for costs reimbursed by Pharmacia pursuant to ISV-205, ISV-900 and ISV-402 agreements.


                                    6 of 19

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 1999.

        Except for the historical information contained herein, the discussion in this Quarterly Report may be deemed to contain certain forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended, such as statements of our plans, objectives, expectations and intentions, that involve risks and uncertainties. The cautionary statements made in this Quarterly Report, including those set forth below under the heading "Risk Factors," should be read as being applicable to all relevant forward-looking statements wherever they appear in this Quarterly Report. Our actual results could differ materially from those discussed herein.

OVERVIEW

        InSite Vision Incorporated is developing genetically-based tools for the diagnosis, prognosis and management of glaucoma and ophthalmic pharmaceutical products based on its proprietary DuraSite(R) eyedrop-based drug delivery technology.

        We are focusing our research and development on the following:

        - expansion of the ISV-900 technology for the prognosis, diagnosis and management of glaucoma;
        - providing on-going technical support to Pharmacia Corporation for ISV-205 for the treatment of glaucoma;
        - ISV-401 and ISV-402, formulations of novel antibiotics not currently used in ophthalmology;
        - ISV-615 for the treatment of diabetic retinopathy and macular degeneration;
        - ISV-014, a retinal drug delivery device; and
        - evaluation and development of several antibiotics not currently used in ophtalmics.

        We are collaborating with academic researchers to develop new diagnostic, prognostic and management tools for primary congenital, juvenile and primary open angle glaucomas. Primary congenital glaucoma is an inherited eye disorder and is one of the leading causes of blindness and visual impairment affecting infants. A gene-based diagnostic kit may allow early detection of the disease before considerable irreversible damage has occurred and may improve the ability to treat it successfully. Primary open angle glaucoma usually affects people over the age of forty. Current glaucoma tests are generally unable to detect the disease before substantial damage to the optic nerve has occurred. Gene-based tests may make it possible to identify patients at risk and initiate treatment before permanent optic nerve damage and vision loss occurs.

        Our glaucoma genetics program, which is being carried out in collaboration with academic researchers, is focused on discovering genes that are associated with glaucoma, and the mutations on these genes that cause the disease. This genetic information then may be applied to develop new glaucoma diagnostic, prognostic and management tools. To date, our academic collaborators have identified genes associated with primary open-angle glaucoma (the most prevalent form of the disease in adults), juvenile glaucoma and primary congenital glaucoma. We have developed a diagnostic/prognostic technology, ISV-900, which may be capable of identifying multiple glaucoma genetic markers from a single sample, and have licensed ISV-900 to Pharmicia in November 1999.

        Another result of the glaucoma genetics research has been the development of the ISV-205 product candidate. This DuraSite formulation contains a drug that has been shown in cell and organ culture systems to inhibit the production of a protein that appears to cause glaucoma. In January 1999, the Company entered into a transaction that granted Pharmacia an exclusive worldwide license for ISV-205 for the treatment of glaucoma. In June 1999, we announced positive results from its Phase II trial of ISV-205. Pharmacia has assumed continued development of the product with our continued technical support.

        Our ISV-401 and ISV-402 product candidates are formulations of antibiotics that have not previously been used in ophthalmology. ISV-401 contains an antibiotic, which is effective both for gram-negative and gram-positive bacteria and may also provide reduced dosing frequency. Current ophthalmic antibiotics must be dosed every two hours during the first day and four times a day for the remainder of the treatment period, which may be up to fourteen days. This may result in patient compliance issues that could be minimized with an improved product. Also, a broad-spectrum antibiotic could be used by physicians to treat a variety of ophthalmic diseases instead of targeting each disease specifically. ISV-402 is a formulation of a novel antibiotic recently developed by Pharmacia. The antibiotic is effective for gram-positive bacteria and bacteria that have become resistant to current treatments.


                                    7 of 19

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

        Our ISV-615 product candidate is a DuraSite-based ophthalmic formulation of batimastat that we are evaluating for its potential in preventing neovascularization in the retina related to diabetic retinopathy and macular degeneration. We obtained batimastat, the active ingredient of ISV-615, through a 1992 agreement with British Biotech Pharmaceuticals Limited ("British Biotech"), which in December 1996 advised us that it had discontinued development and manufacturing of batimastat. We are in negotiations with British Biotech on a new licensing agreement related to batimastat that provides for continued supply of the drug. See "Risk Factors - We rely on a sole source for some of the raw materials in our products, and the raw materials we need may not be available to us."

        Another technology platform is comprised of a device, ISV-014, for the controlled, non-surgical delivery of ophthalmic drugs to the retina and surrounding tissues. We are continuing to enhance the device and are collaborating with various academic researchers to perform invivo experiments delivering products with a variety of molecular sizes to retinal tissues. The combination of this device technology with polymer-based drug platforms may permit long term delivery of therapeutic agents to treat several retinal diseases, most of which cannot be effectively treated at the present time.

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

        To date, we have not received any revenues from the sale of products, although we have received a small amount of royalties from the sale of products using our licensed technology. Until 1999, we had been unprofitable since our inception due to continuing research and development efforts, including preclinical studies, clinical trials and manufacturing of our product candidates. We have financed our research and development activities and operations primarily through private and public placement of our equity securities and, to a lesser extent, from collaborative agreements.

        As of June 30, 2000, our accumulated deficit was approximately $86.1 million. There can be no assurance that we will ever achieve either significant revenues or profitable operations.

RESULTS OF OPERATIONS

        We earned revenues of $8,000 in the first six months of 2000, from sales of AquaSite(R) by CIBA Vision and certain key components of AquaSite to Kukje Pharma Ind. Co., Ltd., the Company's AquaSite manufacturing partner in Korea. We earned $8,000 in the first six months of 1999, from sales of AquaSite by CIBA Vision. To date, we have not relied on such revenues to fund our activities.

        Research and development (R&D) expenses were $1.6 million and $1.4 million for the second quarters of 2000 and 1999, respectively, and $3.0 million and $2.8 million for the six months ended June 30, 2000 and 1999, respectively. These increases mainly reflect an increase in R&D headcount of 13% and preclinical testing conducted outside of the Company related to our ISV-401 and ISV-402 antibiotic programs. Reimbursement of research expenses increased to $1.5 million from $900,000 in the second quarter of 2000 and 1999, respectively, and to $2.7 million from $1.8 million for the six months ended June 30, 2000 and 1999, respectively. This reflects an increase in the programs that Pharmacia is supporting from the January 1999, ISV-205 license agreement, to also include the November 1999, ISV-900 license agreement and the ISV-402 pre-feasibility study.


                                    8 of 19

        General and administrative expenses increased 38% during the second quarter of 2000 to $757,000 from $549,000 during the second quarter of 1999. This increase was primarily due to higher consulting and other outside service costs, mainly related to financial, public and investor relation activities. General and administrative expenses increased 8% to $1.3 million from $1.2 million for the six months ended June 30, 2000 and 1999, respectively. This increase reflected the higher consulting and other outside services for financial, public and investor relation activities.

        Net interest and other income was $170,000 and $22,000 in the second quarter of 2000 and 1999, respectively, and $252,000 and $34,000 for the six months ended June 30, 2000 and 1999, respectively. These fluctuations are due principally to changes in average cash balances. Interest earned in the future will be dependent on our funding cycles and prevailing interest rates.

        We incurred net losses applicable to common stockholders of $649,000 and $1.0 million during the second quarter of 2000 and 1999, respectively, and $1.4 million and $2.1 million for the six months ended June 30, 2000 and 1999, respectively. The decreases for both the second quarter of 2000 compared to 1999, and the six month periods then ended, was due primarily to the increased reimbursement of research expenses by Pharmacia in 2000. We may incur additional losses over the next several years. These losses are expected to fluctuate from period to period based primarily on the level of our product development and clinical activities, the level of third-party reimbursement and milestone payments we receive and any royalties on the sale of sub-licensed products, if any.

LIQUIDITY AND CAPITAL RESOURCES

        Through 1995, we financed its operations primarily through private placements of preferred stock, totaling approximately $32 million, and an October 1993 public offering of Common Stock, which resulted in net proceeds of approximately $30 million. After 1995, we financed our operations primarily through a January 1996 private placement of Common Stock and warrants resulting in net proceeds of approximately $4.7 million and an April 1996 public offering which raised net proceeds of approximately $8.1 million. In accordance with a July 1996 agreement with Bausch & Lomb Pharmaceuticals, Inc. (B&L), we received a total of $2.0 million from the sale of Common Stock in August 1996 and 1997. In September 1997, we completed a $7.0 million private placement of 7,000 shares of Series A Redeemable Convertible Preferred Stock (Series A preferred stock) for which net proceeds were approximately $6.5 million. In January 1999, we entered into a transaction with Pharmacia and we received a total of $3.5 million from the sale of Common Stock in January 1999 and September 1999. In November 1999, we entered into another transaction with Pharmacia and we received a $5.0 million licensing fee and, in January 2000, received $2.0 million from the sale of 723,195 shares of Common Stock. In April 2000, we received $625,000 from the issuance of Common Stock from the exercise of warrants issued as part of the January 1996 private placement. In May 2000, we completed a private placement of Common Stock and warrants resulting in net proceeds of approximately $13.0 million.

        At June 30, 2000, we had cash and cash equivalents totaling $21.6 million compared to $6.7 million as of December 31, 1999. It is our policy to invest these funds in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt.

        The decrease in net cash used in operating activities of $734,000 for the six months ended June 30, 2000 compared to the same period in 1999 related primarily to transactions with Pharmacia. In January 2000, we received $2.0 million from Pharmacia pursuant to the ISV-900 Project Agreement, to be used to reimburse us for costs incurred in support of the ISV-900 project. As of June 30, 2000, $1.2 million of these funds were included in accounts payable and accrued liabilities as deferred cost recovery. We also entered into a note receivable with our CEO related to the exercise of stock options. The note is full recouse, has a term of four years and bears a 7% interest rate. The interest is payable semi-annually with annual principal payments. While the 126,667 shares of common stock issued secure the loans we are not limited to these shares to satisfy the loan. The $425,000 change in prepaid expenses and other current assets was primarily due to the increase in the receivable from Pharmacia for technical support provided as part of the ISV-205 License Agreement and the ISV-402 activities.

        We purchased $307,000 of laboratory and other equipment in the first six months of 2000 compared with $69,000 in the first six months of 1999. We also entered into a $39,000 capital lease for certain laboratory equipment and began making payments on the liability.

        In addition to the $13.0 million net proceeds raised by the May 2000 private placement and the $625,000 received from the exercise of warrants in April 2000 we received $2.0 million in January 2000 from the issuance of Common Stock to Pharmacia


                                    9 of 19
as part of the November 1999 Stock Purchase Agreement. In addition, we received $165,000 from the exercise of stock options by employees and purchases made as part of the employee stock purchase plan.

        Our future capital expenditures and requirements will depend on numerous factors, including the progress of our research and development programs and preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, our ability to establish additional collaborative arrangements, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in our existing collaborative and licensing relationships, acquisition of new businesses, products and technologies, the completion of commercialization activities and arrangements, and the purchase of additional property and equipment.

        We anticipate no material capital expenditures for environmental compliance in fiscal year 2000. Based on our good environmental compliance record to date, and our current compliance with applicable environmental laws and regulations, environmental compliance is not expected to have a material adverse effect on our operations.

        We believe that our cash and cash equivalents will be sufficient to meet our operating expenses and cash requirements through the end of 2000. We may require substantial additional funds prior to reaching sustained profitability and we may seek private or public equity investments, future collaborative agreements, and possibly research funding to meet such needs. Even if we do not have an immediate need for additional cash, we may seek access to the private or public equity markets if and when we believe conditions are favorable. There is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, or at all.

                                  RISK FACTORS

IT IS DIFFICULT TO EVALUATE OUR BUSINESS BECAUSE WE ARE IN AN EARLY STAGE OF DEVELOPMENT AND OUR TECHNOLOGY IS UNTESTED

         We are in an early stage of developing our business. We have only received a small amount of royalties from the sale of one of our products, an over-the-counter, or OTC, dry eye treatment. Before regulatory authorities grant us marketing approval, we need to conduct significant additional research and development and preclinical and clinical testing. All of our products are subject to risks that are inherent to products based upon new technologies. These risks include the risks that our products:

         -   are found to be unsafe or ineffective;
         - fail to receive necessary marketing clearance from regulatory authorities;
         - even if safe and effective, are too difficult to manufacture or market;
         - are unmarketable due to the proprietary rights of third parties; or
         - are not able to compete with superior, equivalent or more cost-effective products offered by competitors.

Therefore, our research and development activities may not result in any commercially viable products.

WE WILL REQUIRE SIGNIFICANT ADDITIONAL FUNDING FOR OUR CAPITAL REQUIREMENTS AND WE MAY HAVE DIFFICULTY RAISING ADDITIONAL FUNDING

         We will require substantial additional funding to develop and conduct testing on our potential products. We will also require additional funding to manufacture and market any products which we develop. Our future capital requirements depend upon many factors, including:

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

         In addition, as part of the ISV-900 licensing activities, we received a $5.0 million licensing fee from Pharmacia Corporation. The University of California Regents alleged that they were entitled to receive up to $2.5 million of this payment under the terms of the August 1994 license agreement between us and the University of California Regents. We disputed this allegation and we were able to resolve this conflict without making any additional payments from the licensing fee. We did, however, agree to amend our 1994 license agreement with the University of California Regents to provide for the payment of an increased royalty to the University of California Regents for a limited period of time.

                                    10 of 19

         We may seek additional funding through public or private equity or debt financing, collaborative or other arrangements, and from other sources. We may not be able to secure additional funding from these sources, and any funding may not be on terms acceptable to us.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND WE EXPECT TO CONTINUE TO HAVE LOSSES IN THE FUTURE

         We have incurred significant operating losses since our inception in 1986. As of June 30, 2000, our accumulated deficit was approximately $86.1 million. Although we achieved profitability in 1999, we expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties from sales of our licensed products.

         Our ability to achieve significant revenue or profitability depends upon our ability, alone or with third parties, to successfully develop our potential products, conduct clinical trials, obtain required regulatory approvals and successfully manufacture and market our products. We may not ever achieve or be able to maintain significant revenue or profitability.

WE RELY ON THIRD PARTIES TO DEVELOP, MARKET AND SELL OUR PRODUCTS, WE MAY NOT BE ABLE TO CONTINUE OR ENTER INTO THIRD PARTY ARRANGEMENTS, AND THESE THIRD PARTIES' EFFORTS MAY NOT BE SUCCESSFUL

         We have not established a dedicated sales and marketing organization, and we rely on third parties for clinical testing. Therefore, if we are to successfully develop and commercialize our product candidates, we will be required to enter into arrangements with one or more third parties that will:

         -   provide for Phase III clinical testing;
         - obtain or assist us in other activities associated with obtaining regulatory approvals for our product candidates; and
         -   market and sell our products, if they are approved.

         We plan to market and sell products through arrangements with third parties with expertise in the ophthalmic drug or diagnostic industries. We may not be able to enter into such arrangements on acceptable terms or at all. If we are not successful in concluding such arrangements on acceptable terms, we may be required to establish our own sales and marketing organization, although we have no experience in sales, marketing or distribution. We may not be able to build such a marketing staff or sales force and our sales and marketing efforts may not be cost-effective or successful.

         Our strategy for research, development and commercialization of certain of our products requires us to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others. Furthermore, we are dependent on the diligent efforts and subsequent success of these outside parties in performing their responsibilities.


                                    11 of 19

         Even if regulatory approvals are obtained, to the extent we have entered into or will enter into co-marketing, co-promotion or other licensing arrangements for the marketing and sale of our products, any revenues received by us will be dependent on the efforts of third parties, such as Pharmacia Corporation, CIBA Vision and Bausch & Lomb. These partners may not diligently or successfully market our products and these efforts may not be successful. We may not be able to conclude arrangements with other companies to support the commercialization of our products on acceptable terms.

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

OUR BUSINESS DEPENDS UPON OUR PROPRIETARY RIGHTS, AND WE MAY NOT BE ABLE TO ADEQUATELY PROTECT, ENFORCE OR SECURE OUR INTELLECTUAL PROPERTY RIGHTS

         Our success will depend in large part on our ability to obtain patents, protect trade secrets, obtain and maintain rights to technology developed by others, and operate without infringing upon the proprietary rights of others. A substantial number of patents in the field of ophthalmology and genetics have been issued to pharmaceutical, biotechnology and biopharmaceutical companies. Moreover, competitors may have filed patent applications, may have been issued patents or may obtain additional patents, and proprietary rights relating to products or processes competitive with ours. Our patent applications may not be approved. We may not be able to develop additional proprietary products that are patentable. Even if we are issued patents those issued patents may not be able to provide us with adequate protection for our inventions or may be challenged by others. Furthermore, the patents of others may impair our ability to commercialize our products. The patent positions of firms in the pharmaceutical and genetic industries generally are highly uncertain, involve complex legal and factual questions, and have recently been the subject of much litigation. No consistent policy has emerged from the U.S. Patent and Trademark Office or the courts regarding the breadth of claims allowed or the degree of protection afforded under pharmaceutical and genetic patents. Despite our efforts to protect our proprietary rights, others may independently develop similar products, duplicate any of our products or design around any of our patents. Third parties from which we have licensed or otherwise obtained technology may attempt to terminate or scale back our rights.

         A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with our technologies or patent applications. Such conflicts could limit the scope of the patents, if any, we may be able to obtain or result in the denial of our patent applications. In addition, if patents that cover our activities have been or are issued to other companies, we may not be able to obtain licenses to these patents, at all, or at a reasonable cost, or be able to develop or obtain alternative technology. If we do not obtain such licenses, we could encounter delays in or be precluded altogether from introducing products to the market.

         We may need to litigate in order to defend against or assert claims of infringement, to enforce patents issued to us or to protect trade secrets or know-how owned or licensed by us. Litigation could result in substantial cost to and diversion of effort by us, which may harm our business. We have also agreed to indemnify our licensees, including Pharmacia Corporation, against infringement claims by third parties related to our technology, which could result in additional litigation costs and liability for us. In addition, our efforts to protect or defend our proprietary rights may not be successful or, even if successful, may result in substantial cost to us.


                                    12 of 19

         We also depend upon unpatented trade secrets to maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. Our trade secrets may also be disclosed and we may not be able to effectively protect our rights to unpatented trade secrets. To the extent that we or our consultants or research collaborators use intellectual property owned by others, disputes also may arise as to the rights in related or resulting know-how and inventions.

IF WE ENGAGE IN ACQUISITIONS, WE WILL INCUR A VARIETY OF COSTS, AND THE ANTICIPATED BENEFITS OF THE ACQUISITION MAY NEVER BE REALIZED

         At some point in the future, we may pursue acquisitions of companies, product lines, technologies or businesses that our management believes are complementary or otherwise beneficial to us. Any of these acquisitions could have negative as well as positive effects on our business. Future acquisitions may result in substantial dilution to our stockholders, the incurrence of additional debt and amortization expenses related to goodwill, research and development and other intangible assets, all of which could harm our financial condition. In addition, acquisitions would involve several risks for us, including:

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

WE HAVE NO EXPERIENCE IN COMMERCIAL MANUFACTURING AND NEED TO ESTABLISH MANUFACTURING RELATIONSHIPS WITH THIRD PARTIES, AND IF CONTRACT MANUFACTURING IS NOT AVAILABLE TO US OR DOES NOT SATISFY REGULATORY REQUIREMENTS, WE WILL HAVE TO ESTABLISH OUR OWN REGULATORY COMPLIANT MANUFACTURING CAPABILITY.

         We have no experience manufacturing products for commercial purposes. We have a pilot facility licensed by the State of California to manufacture a number of our products for Phase I and Phase II clinical trials. In July 1999, we terminated our alliance under which Bausch & Lomb agreed to manufacture our products. Should we encounter delays or difficulties in establishing and maintaining a relationship with other qualified manufacturers to produce, package and distribute our finished products, then clinical trials, regulatory filings, market introduction and subsequent sales of our products will be harmed.

         Contract manufacturers must adhere to Good Manufacturing Practices, or GMP, regulations which are strictly enforced by the Federal Drug Administration, or FDA, on an ongoing basis through its facilities inspection program. Contract manufacturing facilities must pass a pre-approval plant inspection before the FDA will approve a New Drug Application, or NDA. Some of the material manufacturing changes that occur after approval are also subject to FDA review

                                    13 of 19
and clearance or approval. The FDA or other regulatory agencies may not approve the process or the facilities by which any of our products may be manufactured. Our dependence on third parties to manufacture our products may harm our ability to develop and deliver products on a timely and competitive basis. Should we be required to manufacture products ourselves, we:

         - will be required to expend significant amounts of capital to install a manufacturing capability;
         -   will be subject to the regulatory requirements described above;
         - will be subject to similar risks regarding delays or difficulties encountered in manufacturing any such products; and
         -   will require substantial additional capital.

Therefore, we may not be able to manufacture any products successfully or in a cost-effective manner.

WE RELY ON A SOLE SOURCE FOR SOME OF THE RAW MATERIALS IN OUR PRODUCTS, AND THE RAW MATERIALS WE NEED MAY NOT BE AVAILABLE TO US.

         We are dependent upon British Biotech for the supply of batimastat, the active drug incorporated into our ISV-615 product candidate. British Biotech has discontinued clinical testing of batimastat and informed us that it will no longer manufacture the product. We are currently searching for a new source of batimastat. If we are unsuccessful in finding a new source on acceptable terms, we may have no source of ongoing raw materials for ISV-615 and we may be forced to discontinue this program.

         In addition, certain of the raw materials we use in formulating our DuraSite drug delivery system are available from only one source. Any significant interruption in the supply of these raw materials could delay our clinical trials, product development or product sales and could harm our business.

OUR PRODUCTS ARE SUBJECT TO GOVERNMENT REGULATIONS AND APPROVAL WHICH MAY DELAY OR PREVENT THE MARKETING OF POTENTIAL PRODUCTS AND IMPOSE COSTLY PROCEDURES UPON OUR ACTIVITIES

         FDA and comparable agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon preclinical and clinical testing, manufacturing and marketing of pharmaceutical products. Lengthy and detailed preclinical and clinical testing, validation of manufacturing and quality control processes, and other costly and time-consuming procedures are required. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. The effect of government regulation may be to delay or to prevent marketing of potential products for a considerable period of time and to impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approval for any products we develop on a timely basis, or at all. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. If regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which a product may be marketed. Further, even after we have obtained regulatory approval, later discovery of previously


                                    14 of 19
unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. Moreover, the FDA has recently reduced previous restrictions on the marketing, sale and prescription of products for indications other than those specifically approved by the FDA. Accordingly, even if we receive FDA approval of a product for certain indicated uses, our competitors, including our collaborators, could market products for such indications even if such products have not been specifically approved for such indications. Delay in obtaining or failure to obtain regulatory approvals would make it difficult or impossible to market our products and would harm our business.

         The FDA's policies may change and additional government regulations may be promulgated which could prevent or delay regulatory approval of our potential products. Moreover, increased attention to the containment of health care costs in the U.S. could result in new government regulations that could harm our business. We cannot predict the likelihood of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad. See "Risk Factors -- Uncertainties regarding health care reform and third-party reimbursement may impair our ability to raise capital, form collaborations and sell our products."

WE COMPETE IN HIGHLY COMPETITIVE MARKETS AND OUR COMPETITORS' FINANCIAL, TECHNICAL, MARKETING, MANUFACTURING AND HUMAN RESOURCES MAY SURPASS OR LIMIT OUR ABILITY TO DEVELOP AND/OR MARKET OUR PRODUCTS AND TECHNOLOGIES.

         Our success depends upon developing and maintaining a competitive advantage in the development of products and technologies in our areas of focus. We have many competitors in the U.S. and abroad, including pharmaceutical, biotechnology and other companies with varying resources and degrees of concentration in the ophthalmic market. Our competitors may have existing products or products under development which may be technically superior to ours or which may be less costly or more acceptable to the market. Competition from these companies are intense and expected to increase as new products enter the market and new technologies become available. Many of our competitors have substantially greater financial, technical, marketing, manufacturing and human resources. In addition, they may also succeed in developing technologies and products that are more effective, safer, less expensive or otherwise more commercially acceptable than any which we have or will develop. Our competitors may obtain cost advantages, patent protection or other intellectual property rights that would block or limit our ability to develop our potential products, or may obtain regulatory approval for commercialization of their products more effectively or rapidly than we will. To the extent we decide to manufacture and market our products by ourselves, we will also compete with respect to manufacturing efficiency and marketing capabilities, areas in which we have limited or no experience. See "Risk Factors -- We have no experience in commercial manufacturing and need to establish manufacturing relationships with third parties, and if contract manufacturing is not available to us or does not satisfy regulatory requirements, we will have to establish our own regulatory compliant manufacturing capability."

WE ARE DEPENDENT UPON KEY EMPLOYEES AND WE MAY NOT BE ABLE TO RETAIN OR ATTRACT NEW KEY EMPLOYEES

         We are highly dependent on Dr. Chandrasekaran and other principal members of our scientific and management staff, the loss of whose services might significantly delay the achievement of planned development objectives. Furthermore, recruiting and retaining qualified personnel will be critical to our success. Competition for skilled individuals in the biotechnology business is highly intense, and we may not be able to continue to attract and retain personnel necessary for the development of our business. The loss of key personnel or the failure to recruit additional personnel or to develop needed expertise could harm our business.



                                    15 of 19

OUR INSURANCE COVERAGE MAY NOT ADEQUATELY COVER OUR POTENTIAL PRODUCT LIABILITY EXPOSURE

         We are exposed to potential product liability risks inherent in the development, testing, manufacturing, marketing and sale of human therapeutic products. Product liability insurance for the pharmaceutical industry is expensive. Our present product liability insurance coverage may not be adequate. In addition our existing coverage will not be adequate as we further develop our products, and adequate insurance coverage against potential claims may not be available in sufficient amounts or at a reasonable cost.

UNCERTAINTIES REGARDING HEALTH CARE REFORM AND THIRD-PARTY REIMBURSEMENT MAY IMPAIR OUR ABILITY TO RAISE CAPITAL, FORM COLLABORATIONS AND SELL OUR PRODUCTS

         The continuing efforts of governmental and third party payers to contain or reduce the costs of health care through various means may harm our business. For example, in some foreign markets the pricing or profitability of health care products is subject to government control. In the U.S., there have been, and we expect there will continue to be, a number of federal and state proposals to implement similar government control. While we cannot predict whether any of these legislative or regulatory proposals or reforms will be adopted, the announcement and implementation of these proposals or reforms could harm our business, including our ability to achieve profitability, to raise capital or to form collaborations.

         In addition, in the United States and elsewhere, sales of health care products are dependent in part on the availability of reimbursement from third party payers, such as government and private insurance plans. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third party payers are increasingly challenging the prices charged for medical products and services. If we succeed in bringing one or more products to the market, reimbursement from third party payers may not be available or may not be sufficient to allow us to sell our products on a competitive or profitable basis.

OUR USE OF HAZARDOUS MATERIALS MAY POSE ENVIRONMENTAL RISKS AND LIABILITIES WHICH MAY CAUSE US TO INCUR SIGNIFICANT COSTS

         Our research, development and manufacturing processes involve the controlled use of small amounts of radioactive and other hazardous materials. We are subject to federal, state and local laws, regulations and policies governing the use, manufacture, storage, handling and disposal of radioactive and other hazardous materials and waste products. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by current laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources. Moreover, we may be required to incur significant costs to comply with environmental laws and regulations, especially to the extent that we manufacture our own products.

MANAGEMENT AND PRINCIPAL STOCKHOLDERS MAY BE ABLE TO EXERT SIGNIFICANT CONTROL ON MATTERS REQUIRING APPROVAL BY OUR STOCKHOLDERS

         As of June 30, 2000, our management and principal stockholders together beneficially owned approximately 16% of our outstanding shares of common stock. As a result, these stockholders, acting together, may be able to effectively control all matters requiring approval by our stockholders, including the election of a majority of our directors and the approval of business combinations.


                                    16 of 19

THE MARKET PRICES FOR SECURITIES OF BIOPHARMACEUTICAL AND BIOTECHNOLOGY COMPANIES SUCH AS OURS MAY BE HIGHLY VOLATILE DUE TO REASONS THAT ARE RELATED AND UNRELATED TO THE OPERATING PERFORMANCE AND PROGRESS OF OUR COMPANY

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

WE HAVE ADOPTED AND ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS THAT COULD DELAY OR PREVENT AN ACQUISITION OF OUR COMPANY

         Certain provisions of our certificate of incorporation and bylaws may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of InSite. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. The board of directors has the authority to issue up to 5,000,000 shares of preferred stock, 7,070 of which have been designated as Series A Convertible Redeemable Preferred Stock. Furthermore, the board of directors has the authority to determine the price, rights, preferences, privileges and restrictions of the remaining unissued shares of preferred stock without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred shares and of preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Certain provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving us, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless conditions set forth in the Delaware General Corporation Law are met.

WE HAVE CONVERTIBLE, REDEEMABLE SECURITIES THAT MAY RESULT IN DILUTION FOR OUR COMMON STOCKHOLDERS

         Sales of shares of common stock issuable upon conversion of our Series A Convertible Redeemable Preferred Stock could adversely affect the market value of the common stock, depending upon the timing of such sales, and may effect a dilution of the book value per share of our common stock.

         As of June 30, 2000, warrants for 70 shares of Series A Convertible Redeemable Preferred Stock were issued and outstanding. The actual number of shares of common stock issuable upon exercise and conversion of the warrants for outstanding Series A Convertible Redeemable Preferred Stock will equal:

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



                                    17 of 19

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


PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

On June 12, 2000, the Company held its Annual Meeting of Stockholders at which the stockholders approved:

(1) The election of S. Kumar Chandrasekaran, Ph.D., Mitchell H. Friedlaender, M.D., John L. Mattana, Jon S. Saxe and Anders P. Wiklund to the Board of Directors to serve until the next annual meeting or until their successors are elected and qualified. The following directors received the number of votes set opposite their respective names:

                                                  For Election         Withheld
                                                  ------------         --------
    S. Kumar Chandrasekaran, Ph.D.                 15,455,141         1,578,958
    Mitchell H. Friedlaender, M.D.                 16,468,643           565,456
    John L. Mattana                                16,462,843           571,256
    Jon S. Saxe                                    16,467,143           566,956
    Anders P. Wiklund                              16,467,143           566,956

(2) An amendment to the Company's 1994 Employee Stock Purchase Plan (the "Plan") to increase by 85,000 the total number of shares of the Company's Common Stock authorized for issuance under the Plan. Such proposal received 15,337,102 votes for the amendment, 1,613,347 against the amendment, and 83,650 abstaining.

(3) An amendment to the Company's Restated Certificate of Incorporation increasing the number of shares of the Company's Common Stock authorized for issuance by 30,000,000 to a total of 60,000,000 shares. Such proposal received 15,621,399 votes for the amendment, 1,343,250 against the amendment and 69,450 abstaining.

(4) The ratification of the Company's appointment of Ernst & Young LLP as the Company's independent certified public accountants for the 2000 fiscal year. Such proposal received 16,943,974 votes for ratification, 63,735 against ratification and 26,390 abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)      Exhibits

        27     Financial Data Schedule

b)      Reports on Form 8-K

        No Reports on Form 8-K were filed in the quarter ended June 30, 2000.


                                    18 of 19

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INSITE VISION INCORPORATED


Dated:  August 14, 2000       by:  /s/ S. Kumar Chandrasekaran
                                   ---------------------------------------------
                                   S. Kumar Chandrasekaran, Ph.D.
                                   Chairman of the Board,
                                   Chief Executive Officer and
                                   Chief Financial Officer
                                   (on behalf of the registrant and as
                                   principal financial and accounting officer)


                                    19 of 19

                                EXHIBIT INDEX


Exhibits                        Description

  27                            Financial Data Description