Form 10-Q
period 2000-09-30
INSITE VISION INC
filed 2000-11-14
CIK 802724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


                         Commission file number 0 22332

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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of Registrant's common stock, $.01 par value, outstanding as of September 30, 2000: 24,829,627.

                          QUARTERLY REPORT ON FORM 10-Q
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000


                                TABLE OF CONTENTS

                                                                                 Page
                                                                                 ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets at
        September 30, 2000 and December 31, 1999...................................3

        Condensed Consolidated Statements of Operations
        For the three and nine months ended September 30, 2000 and 1999............4

        Condensed Consolidated Statements of Cash Flows
        For the nine months ended September 30, 2000 and 1999......................5

        Notes to Condensed Consolidated Financial Statements  .....................6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations..............................7


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        Exhibits ..................................................................16

        Reports on Form 8-K........................................................16


                                     2 of 16

PART I  FINANCIAL INFORMATION

ITEM 1. Financial Statements

                           INSITE VISION INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        September 30,     December 31,
(in thousands, except share and per share amounts)           2000             1999
                                                        -------------     ------------
ASSETS
Current assets:
     Cash and cash equivalents                             $  20,596       $  6,746
     Prepaid expenses and other current assets                   419            598
                                                           ---------       --------
Total current assets                                          21,015          7,344

Property and equipment, at cost:
     Laboratory and other equipment                              632            204
     Leasehold improvements                                        9             10
                                                           ---------       --------
                                                                 641            214
Accumulated depreciation                                         136             95
                                                           ---------       --------
                                                                 505            119
Note receivable from stockholder                                 181             --
                                                           ---------       --------
Total assets                                               $  21,701       $  7,463
                                                           =========       ========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND COMMON
     STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                      $     264       $    119
     Deferred cost recovery                                      709             --
     Accrued liabilities                                         308            534
     Accrued compensation and related expense                    704            524
                                                           ---------       --------
Total current liabilities                                      1,985          1,177

Long-term notes payable                                           28             --

Commitments

Redeemable preferred stock, $0.01 par value,
    5,000,000 shares authorized; no shares issued and
    outstanding at September 30, 2000 and
    December 31, 1999                                             --             30

Common stockholders' equity:
    Common stock, $0.01 par value, 60,000,000
      shares authorized; 24,829,627 issued and
      outstanding at September 30, 2000; 20,298,923
      issued and outstanding at December 31, 1999                248            203
    Additional paid-in-capital                               106,898         90,807
    Note receivable from stockholder                             (76)            --
    Accumulated deficit                                      (87,382)       (84,754)
                                                           ---------       --------
Common stockholders' equity                                   19,688          6,256
                                                           ---------       --------

Total liabilities, redeemable preferred stock and
  common stockholders' equity                              $  21,701       $  7,463
                                                           =========       ========

See accompanying notes to condensed consolidated financial statements.


                                    3 of 16

                           INSITE VISION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months Ended            Nine Months Ended
                                                    September 30,                 September 30,
(in thousands, except per share amounts)          2000           1999           2000           1999
                                                --------       --------       --------       --------
Royalty revenues                                $     14       $      2       $     22       $     10

Operating expenses:
     Research and development                      1,839          1,603          4,872          4,354
     Cost reimbursement                              978          1,414          3,704          3,214
                                                --------       --------       --------       --------
          Research and development, net              861            189          1,168          1,140
     General and administrative                      670            550          2,003          1,737
                                                --------       --------       --------       --------
          Total operating expenses                 1,531            739          3,171          2,877
                                                --------       --------       --------       --------
Loss from operations                              (1,517)          (737)        (3,149)        (2,867)

Interest, other income and expense, net              272             18            524             52
                                                --------       --------       --------       --------
Net loss                                          (1,245)          (719)        (2,625)        (2,815)

Non-cash preferred dividends                          (1)            (1)            (3)           (21)
                                                --------       --------       --------       --------
Net loss applicable to common stockholders      $ (1,246)      $   (720)      $ (2,628)      $ (2,836)
                                                ========       ========       ========       ========

Basic and diluted net loss per share
     applicable to common stockholders          $  (0.05)      $  (0.04)      $  (0.11)      $  (0.15)
                                                ========       ========       ========       ========

Shares used to calculate basic and diluted
     net loss per share                           24,795         19,711         23,151         18,953
                                                ========       ========       ========       ========

No cash dividends were declared or paid during the periods.


See accompanying notes to condensed consolidated financial statements.


                                     4 of 16

                           INSITE VISION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        Nine months ended September 30,
(in thousands)                                                2000           1999
                                                            --------       -------
OPERATING ACTIVITIES
Net loss                                                    $ (2,625)      $(2,815)
Adjustments to reconcile net loss to net cash used in
  Operating activities:
     Depreciation and amortization                               227           436
     Issuance of note receivable from stockholder               (181)           --
     Loss on sale of property and equipment                       --           107
     Changes in:
          Prepaid expenses and other current assets              179          (219)
          Accounts payable and accrued liabilities               801           618
                                                            --------       -------
Net cash used in operating activities                         (1,599)       (1,873)

INVESTING ACTIVITIES
Sale of property and equipment                                    --           410
Purchases of property and equipment                             (423)          (84)
                                                            --------       -------
Net cash provided by (used in) investing activities             (423)          326

FINANCING ACTIVITIES
Issuance of common stock                                      15,876         3,511
Payment of capital lease obligation                               (4)           --
                                                            --------       -------
Net cash provided by financing activities                     15,872         3,511

Net increase in cash and cash equivalents                     13,850         1,964
Cash and cash equivalents, beginning of period                 6,746         1,037
                                                            --------       -------
Cash and cash equivalents, end of period                    $ 20,596       $ 3,001
                                                            ========       =======

Supplemental disclosures:
     Non-cash preferred dividends                           $      3       $    21
                                                            ========       =======

     Non-cash conversion of redeemable preferred stock
       to common stock                                      $     33       $ 1,503
                                                            ========       =======

     Capital lease obligation incurred                      $     39       $    --
                                                            ========       =======

     Common stock issued for note receivable
        from stockholder                                    $     76       $    --
                                                            ========       =======


See accompanying notes to condensed consolidated financial statements.


                                     5 of 16

                           INSITE VISION INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 1  - BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for any future period.

          These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2  - NOTE RECEIVABLE FROM STOCKHOLDER

          In May 2000, the Company issued loans to Dr. Chandrasekaran, the Company's Chief Executive Officer (CEO) and Chairman of the Board, related to his exercise of 126,667 options to acquire common stock. The loans are full recourse, have a term of 4 years and bear interest at 7%. Interest payments are due semi-annually and principal payments are due annually. While the 126,667 shares of common stock issued secure the loans, the Company is not limited to these shares to satisfy the loan.

NOTE 3  - DEFERRED COST RECOVERY

          In January 2000, the Company received $2.0 million from Pharmacia Corporation (Pharmacia) pursuant to the November 1999 ISV-900 Project Agreement, to be used to reimburse the Company for costs incurred in support of the ISV-900 project. As of September 30, 2000, $709,000 of these funds were included in current liabilities as deferred cost recovery. The Company directly reduces expenses for amounts reimbursed pursuant to cost sharing agreements. During the nine month period ended September 30, 2000 and 1999, research and development expenses were reduced by $3.7 million and $3.2 million, respectively, for costs reimbursed by Pharmacia pursuant to ISV-205, ISV-900 and ISV-402 agreements.

NOTE 4  - RECENT ACCOUNTING PRONOUNCEMENTS

          In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In September 2000, the SEC issued Staff Accounting Bulletin No. 101B which defers the effective date of SAB 101 until no later than the fourth quarter of 2000. The Company is currently evaluating the effect of SAB 101 on its operations and financial position.

          In June 1998, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, the FASB issued Financial Accounting Standards No. 137, which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not anticipated to have an impact on the Company's results of operations or financial condition when adopted as the Company holds no derivative financial instruments and does not currently engage in hedging activities.

          In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an



                                    6 of 16
exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 does not have a material impact on the Company's financial statements.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

          Except for the historical information contained herein, the discussion in this Quarterly Report may be deemed to contain certain forward-looking statements as defined in Section 21E of the Securities and Exchange Act of 1934, as amended, such as statements of our plans, objectives, expectations and intentions, that involve risks and uncertainties. The cautionary statements made in this Quarterly Report, including those set forth below under the heading "Risk Factors," should be read as being applicable to all relevant forward-looking statements wherever they appear in this Quarterly Report. Our actual results could differ materially from those discussed herein.

OVERVIEW

          InSite Vision Incorporated is developing genetically based tools, for the diagnosis, prognosis and management of glaucoma, as well as ophthalmic pharmaceutical products based on its proprietary DuraSite(R) eyedrop-based drug delivery technology.

          We are focusing our research and development on the following:

          - expansion of the ISV-900 technology for the prognosis, diagnosis and management of glaucoma;

          - providing on-going technical support to Pharmacia for ISV-205 for the treatment of glaucoma;

          - ISV-401, a formulation of a novel antibiotic not currently used in ophthalmology;

          -    ISV-014, a retinal drug delivery device; and

          -    treatments for diabetic retinopathy and macular degeneration.

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

          Our glaucoma genetics program, which is being carried out in collaboration with academic researchers, is focused on discovering genes that are associated with glaucoma, and the mutations on these genes that cause the disease. This genetic information then may be applied to develop new glaucoma diagnostic, prognostic and management tools. To date, our academic collaborators have identified genes associated with primary open-angle glaucoma (the most prevalent form of the disease in adults), juvenile glaucoma and primary congenital glaucoma. We have developed a diagnostic/prognostic technology, ISV-900, which may be capable of identifying multiple glaucoma genetic markers from a single sample, and have licensed ISV-900 to Pharmacia in November 1999.

          Another result of the glaucoma genetics research has been the development of the ISV-205 product candidate. This DuraSite formulation contains a drug that has been shown in cell and organ culture systems to inhibit the production of a protein that appears to cause glaucoma. In January 1999, we entered into a transaction that granted Pharmacia an exclusive worldwide license for ISV-205 for the treatment of glaucoma. In June 1999, we announced positive results of our steroid induced glaucoma Phase II trial of ISV-205. Pharmacia has assumed continued development of the product with our continued technical support.

          Our ISV-401 is a formulation of an antibiotic that has not previously been used in ophthalmology. ISV-401 contains an antibiotic, which is effective both for gram-negative and gram-positive bacteria and may also provide reduced


                                    7 of 16
dosing frequency. Current ophthalmic antibiotics must be dosed every two hours during the first day and four times a day for the remainder of the treatment period, which may be up to fourteen days. This may result in patient compliance issues that could be minimized with an improved product. Also, since the antibiotic is effective for a broad-spectrum of bacteria, physicians could use it to treat a variety of ophthalmic diseases instead of targeting each disease specifically.

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

          We had been developing ISV-615, a DuraSite-based ophthalmic formulation of batimastat that we had been evaluating for its potential in preventing neovascularization in the retina related to diabetic retinopathy and macular degeneration. We had been obtaining batimastat, the active ingredient of ISV-615, through a 1992 agreement with British Biotech Pharmaceuticals Limited, which in December 1996 advised us that it had discontinued development and manufacturing of batimastat. We were in negotiations with British Biotech on a new licensing agreement related to batimastat that would have provided for continued supply of the drug and access to other proprietary information. In October 2000 we received notice from British Biotech that they were terminating licensing negotiations and that we would not have access to their proprietary information on batimastat. We are continuing to pursue a license of batimastat and are also very interested in other treatments for retinal diseases. In an effort to expand our development programs in this area we have identified other compounds that also act against neovascularization. We are currently in discussions with a company on a development agreement for several of these compounds.

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

          To date, we have not received any revenues from the sale of products, although we have received a small amount of royalties from the sale of products using our licensed technology. Other than 1999, we have been unprofitable since our inception due to continuing research and development efforts, including preclinical studies, clinical trials and manufacturing of our product candidates. We have financed our research and development activities and operations primarily through private and public placement of our equity securities and, to a lesser extent, from collaborative agreements.

          As of September 30, 2000, our accumulated deficit was approximately $87.4 million. There can be no assurance that we will ever achieve either significant revenues or profitable operations.

RESULTS OF OPERATIONS

          We earned revenues of $22,000 in the first nine months of 2000, from sales of AquaSite(R), by CIBA Vision and certain key components of AquaSite to Kukje Pharma Ind. Co., Ltd., our AquaSite manufacturing partner in Korea. We earned $10,000 in the first nine months of 1999, from sales of AquaSite by CIBA Vision. To date, we have not relied on such revenues to fund our activities.

               Our research and development (R&D) expenses were $1.8 million and $1.6 million for the third quarters of 2000 and 1999, respectively, and $4.9 million and $4.4 million for the nine months ended September 30, 2000 and 1999,

                                    8 of 16
respectively. These increases mainly reflect an increase in R&D headcount of 4% in 2000 as compared to 1999, and costs associated with preclinical testing conducted outside of the Company related to our ISV-401 and ISV-402 antibiotic programs. Reimbursement of research expenses decreased to $1.0 million from $1.4 million in the third quarter of 2000 and 1999, respectively, and increased to $3.7 million from $3.2 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease for the third quarter reflected the shift of the ISV-205 development activities to Pharmacia. The increase for the nine month period reflects an increase in the programs that Pharmacia is supporting from the January 1999, ISV-205 license agreement, to also include the November 1999, ISV-900 license agreement and the ISV-402 pre-feasibility study.

          General and administrative expenses increased 22% for the third quarter of 2000 to $670,000 from $550,000 for the third quarter of 1999. This increase was primarily due to higher consulting and other outside service costs, mainly related to financial, public and investor relation activities. General and administrative expenses increased 15% to $2.0 million from $1.7 million for the nine months ended September 30, 2000 and 1999, respectively. The increase reflected the higher consulting and other outside services for financial, public and investor relation activities.

          Net interest and other income was $272,000 and $18,000 in the third quarter of 2000 and 1999, respectively, and $524,000 and $52,000 for the nine months ended September 30, 2000 and 1999, respectively. These fluctuations are due principally to changes in average cash balances. Interest earned in the future will be dependent on our funding cycles and prevailing interest rates.

          We incurred net losses applicable to common stockholders of $1.2 million and $720,000 during the third quarter of 2000 and 1999, respectively, and $2.6 million and $2.8 million for the nine months ended September 30, 2000 and 1999, respectively. The increase for the third quarter of 2000 compared to 1999 was primarily due to the decrease in the reimbursement of research expenses as Pharmacia assumes the ISV-205 program activities. The decrease in the net loss between the nine-month periods of 2000 and 1999, was due primarily to the increase in interest and other income related to our increased average cash balances. The positive impact of the increased interest and other income on the net loss was partially offset by an increase in general and administrative expenses due to higher external financial, public and investor relations activities. We expect to incur additional losses over the next several years. These losses are expected to fluctuate from period to period based primarily on the level of our product development and clinical activities, the level of third-party reimbursement and milestone payments we receive and any royalties on the sale of sub-licensed products, if any.

LIQUIDITY AND CAPITAL RESOURCES

          Through 1995, we financed our operations primarily through private placements of preferred stock, totaling approximately $32 million, and an October 1993 public offering of Common Stock, which resulted in net proceeds of approximately $30 million. After 1995, we financed our operations primarily through a January 1996 private placement of Common Stock and warrants resulting in net proceeds of approximately $4.7 million and an April 1996 public offering which raised net proceeds of approximately $8.1 million. In accordance with a July 1996 agreement with Bausch & Lomb Pharmaceuticals, Inc. (B&L), the Company received a total of $2.0 million from the sale of Common Stock in August 1996 and 1997. In September 1997, we completed a $7.0 million private placement of 7,000 shares of Series A Redeemable Convertible Preferred Stock (Series A preferred stock) for which net proceeds were approximately $6.5 million. In January 1999, we entered into a transaction with Pharmacia and we received a total of $3.5 million from the sale of Common Stock in January 1999 and September 1999. In November 1999, we entered into another transaction with Pharmacia and we received a $5.0 million licensing fee and, in January 2000, received $2.0 million from the sale of 723,195 shares of Common Stock. In April 2000, we received $625,000 from the issuance of Common Stock from the exercise of warrants issued as part of the January 1996 private placement. In May 2000, we completed a private placement of Common Stock and warrants resulting in net proceeds of $13.0 million.

          At September 30, 2000, we had cash and cash equivalents totaling $20.6 million compared to $6.7 million as of December 31, 1999. It is our policy to invest these funds in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt.

          The decrease in net cash used in operating activities of $274,000 for the nine months ended September 30, 2000 compared to the same period in 1999 related primarily to transactions with Pharmacia. In January 2000, we received $2.0 million from Pharmacia pursuant to the ISV-900 Project Agreement, to be used to reimburse us for costs incurred in support of the ISV-900 project. As of September 30, 2000, $709,000 of these funds were included in accounts payable and accrued liabilities as deferred cost recovery. We also entered into promissory notes with our CEO related to his exercise of stock



                                    9 of 16
options. The notes are full recourse, have a term of four years and bear interest at a rate of 7%. The interest is payable semi-annually with annual principal payments. While the 126,667 shares of common stock issued secure the promissory notes we are not limited to these shares to satisfy the notes. The $179,000 change in prepaid expenses and other current assets was primarily due to the decrease in the receivable from Pharmacia for technical support provided pursuant to the ISV-205 License Agreement and the amortization of certain prepaid expenses.

          We purchased $423,000 of laboratory and other equipment in the first nine months of 2000 compared with $84,000 in the first nine months of 1999. We also entered into a $39,000 capital lease for certain laboratory equipment and began making payments on the liability.

          In addition to the $13.0 million net proceeds raised by the May 2000 private placement and the $625,000 received from the April 2000 exercise of warrants, in January 2000 we received $2.0 million from the issuance of Common Stock to Pharmacia as part of the November 1999 Stock Purchase Agreement. In addition, we received $213,000 from the issuance of Common Stock from the exercise of stock options by employees and purchases made as part of the employee stock purchase plan. Also, the warrant issued as part of the 1997 Series A Preferred private placement was exercised and converted into common stock during the third quarter of 2000. We no longer have any obligations outstanding related to the Series A Preferred stock.

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

          We anticipate no material capital expenditures to be incurred for environmental compliance in fiscal year 2000. Based on our good environmental compliance record to date, and our current compliance with applicable environmental laws and regulations, environmental compliance is not expected to have a material adverse effect on our operations.

          We believes that our cash and cash equivalents will be sufficient to meet our operating expenses and cash requirements through the end of 2000. We may require substantial additional funds prior to reaching sustained profitability and we may seek private or public equity investments, future collaborative agreements, and possibly research funding to meet such needs. Even if we do not have an immediate need for additional cash, we may seek access to the private or public equity markets if and when we believe conditions are favorable. There is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In September 2000, the SEC issued Staff Accounting Bulletin No. 101B which defers the effective date of SAB 101 until no later than the fourth quarter of 2000. We are currently evaluating the effect of SAB 101 on our operations and financial position.

        In June 1998, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, the FASB issued Financial Accounting Standards No. 137, which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not anticipated to have an impact on our results of operations or financial condition when adopted as we hold no derivative financial instruments and do not currently engage in hedging activities.

        In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 does not have a material impact on our financial statements.

                                  RISK FACTORS


IT IS DIFFICULT TO EVALUATE OUR BUSINESS BECAUSE WE ARE IN AN EARLY STAGE OF DEVELOPMENT AND OUR TECHNOLOGY IS UNTESTED.

        We are in an early stage of developing our business. We are currently only receiving a small amount of royalties from the sale of one of our products, an over-the-counter dry eye treatment. Before regulatory authorities grant us marketing approval, we need to conduct significant additional research and development and preclinical and clinical testing. All of our products are subject to risks that are inherent to products based upon new technologies. These risks include the risks that our products:

          o    are found to be unsafe or ineffective;

          o fail to receive necessary marketing clearance from regulatory authorities;

          o even if safe and effective, are too difficult to manufacture or market;

          o    are unmarketable due to the proprietary rights of third parties;
               or

          o are not able to compete with superior, equivalent or more cost-effective products offered by competitors.

Therefore, our research and development activities may not result in any commercially viable products.



                                    10 of 16

WE MAY REQUIRE SIGNIFICANT ADDITIONAL FUNDING FOR OUR CAPITAL REQUIREMENTS AND WE MAY HAVE DIFFICULTY RAISING ADDITIONAL FUNDING.

        We may require substantial additional funding to develop and conduct testing on our potential products. We may also require additional funding to manufacture and market any products that we develop. Our future capital requirements depend upon many factors, including:

          o    the progress of our research and development programs;

          o    the progress of preclinical and clinical testing;

          o our ability to establish additional corporate partnerships to develop, manufacture and market our potential products;

          o    the time and cost involved in obtaining regulatory approvals;

          o the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

          o    competing technological and market developments;

          o changes in our existing collaborative and licensing relationships; and

          o    the purchase of additional capital equipment.

        In addition, as part of the ISV-900 licensing activities, we received a $5 million licensing fee from Pharmacia Corporation. The University of California Regents alleged that they were entitled to receive up to $2.5 million of this payment under the terms of the August 1994 license agreement between the UC Regents and us. We disputed this allegation and we were able to resolve this conflict without making any additional payments from the licensing fee. We did, however, agree to amend our 1994 license agreement with the University of California Regents to provide for the payment of an increased royalty to the University of California Regents for a limited period of time.

        We may seek additional funding through public or private equity or debt financing, collaborative or other arrangements, and from other sources. We may not be able to secure additional funding from these sources, and any funding may not be on terms acceptable to us.

        Our stockholders will suffer substantial dilution if we raise additional funds by issuing equity securities. However, if we cannot raise additional funding, we may be required to delay, scale back or eliminate one or more of our research, discovery or development programs, or scale back or cease operations altogether. In addition, the failure to raise additional funding may force us to enter into agreements with third parties on terms which are disadvantageous to us, which may, among other things, require us to relinquish rights to our technologies, products or potential products.


WE HAVE A HISTORY OF OPERATING LOSSES AND WE EXPECT TO CONTINUE TO HAVE LOSSES IN THE FUTURE.

        We have incurred significant operating losses since our inception in 1986. As of September 30, 2000, our accumulated deficit was approximately $87.4 million. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties from sales of our licensed products even though we achieved profitability in 1999.

        Attaining significant revenue or profitability depends upon our ability, alone or with third parties, to successfully develop our potential products, conduct clinical trials, obtain required regulatory approvals and successfully manufacture and market our products. We may not ever achieve or be able to maintain significant revenue or profitability.

WE RELY ON THIRD PARTIES TO DEVELOP, MARKET AND SELL OUR PRODUCTS, WE MAY NOT BE ABLE TO CONTINUE OR ENTER INTO THIRD PARTY ARRANGEMENTS, AND THESE THIRD PARTIES EFFORTS MAY NOT BE SUCCESSFUL.

        We have not established a dedicated sales and marketing organization, and we rely on third parties for clinical testing. Therefore, if we are to successfully develop and commercialize our product candidates, we will be required to enter into arrangements with one or more third parties that will:

          o    provide for Phase III clinical testing;

          o obtain or assist us in other activities associated with obtaining regulatory approvals for our product candidates; and

          o    market and sell our products, if they are approved.

        We plan to market and sell products through arrangements with third parties with expertise in the ophthalmic drug or diagnostic industries. We may not be able to enter into such arrangements on acceptable terms or at all. If we are not



                                    11 of 16
successful in concluding such arrangements on acceptable terms, we may be required to establish our own sales and marketing organization, despite the fact that we have no experience in sales, marketing or distribution. We may not be able to build such a marketing staff or sales force and our sales and marketing efforts may not be cost-effective or successful.

        Our strategy for research, development and commercialization of certain of our products requires us to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others. Furthermore, we are dependent on the diligent efforts and subsequent success of these outside parties in performing their responsibilities.

        Even if we or those working with us obtain regulatory approvals, to the extent we have entered into or will enter into co-marketing, co-promotion or other licensing arrangements for the marketing and sale of our products, any revenues that we receive will be dependent on the efforts of third parties, such as Pharmacia Corporation, CIBA Vision and Bausch & Lomb. These partners may not diligently or successfully market our products and these efforts may not be successful. We may not be able to conclude arrangements with other companies to support the commercialization of our products on acceptable terms.

        In addition, our collaborators may take the position that they are free to compete using our technology without compensating or entering into agreements with us. Furthermore, our collaborators may pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases or disorders targeted by these collaborative programs.

OUR BUSINESS DEPENDS UPON OUR PROPRIETARY RIGHTS, AND WE MAY NOT BE ABLE TO ADEQUATELY PROTECT, ENFORCE OR SECURE OUR INTELLECTUAL PROPERTY RIGHTS.

        Our success will depend in large part on our ability to obtain patents, protect trade secrets, obtain and maintain rights to technology developed by others, and operate without infringing upon the proprietary rights of others. A substantial number of patents in the field of ophthalmology and genetics have been issued to pharmaceutical, biotechnology and biopharmaceutical companies. Moreover, competitors may have filed patent applications, may have been issued patents or may obtain additional patents, and proprietary rights relating to products or processes competitive with ours. Our patent applications may not be approved. We may not be able to develop additional proprietary products that are patentable. Even if we receive patent issuances, those issued patents may not be able to provide us with adequate protection for our inventions or may be challenged by others. Furthermore, the patents of others may impair our ability to commercialize our products. The patent positions of firms in the pharmaceutical and genetic industries generally are highly uncertain, involve complex legal and factual questions, and have recently been the subject of much litigation. Neither the United States Patent and Trademark Office nor the courts has developed, formulated, or presented a consistent policy regarding the breadth of claims allowed or the degree of protection afforded under pharmaceutical and genetic patents. Despite our efforts to protect our proprietary rights, others may independently develop similar products, duplicate any of our products or design around any of our patents. In addition, third parties from whom we have licensed or otherwise obtained technology may attempt to terminate or scale back our rights.

        A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with our technologies or patent applications. Such conflicts could limit the scope of the patents, if any, we may be able to obtain or result in the denial of our patent applications. In addition, if the United States Patent and Trademark Office or foreign patent agencies have issued or issue patents that cover our activities to other companies, we may not be able to obtain licenses to these patents at all, or at a reasonable cost, or be able to develop or obtain alternative technology. If we do not obtain such licenses, we could encounter delays in or be precluded altogether from introducing products to the market.

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



                                    12 of 16

        We also depend upon unpatented trade secrets to maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. Our trade secrets may also be disclosed, and we may not be able to effectively protect our rights to unpatented trade secrets. To the extent that we or our consultants or research collaborators use intellectual property owned by others, disputes also may arise as to the rights in related or resulting know-how and inventions.

IF WE ENGAGE IN ACQUISITIONS, WE WILL INCUR A VARIETY OF COSTS, AND THE ANTICIPATED BENEFITS OF THE ACQUISITION MAY NEVER BE REALIZED.

        At some point in the future, we may pursue acquisitions of companies, product lines, technologies or businesses that our management believes are complementary or otherwise beneficial to us. Any of these acquisitions could have negative as well as positive effects on our business. Future acquisitions may result in substantial dilution to our stockholders, the incurrence of additional debt and amortization expenses related to goodwill, research and development and other intangible assets. Any of these results could harm our financial condition. In addition, acquisitions would involve several risks for us, including:

          o assimilating employees, operations, technologies and products from the acquired companies with our existing employees, operation, technologies and products;

          o diverting our management's attention from day-to-day operation of our business;

          o entering markets in which we have no or limited direct experience; and potentially losing key employees from the acquired companies.

WE HAVE NO EXPERIENCE IN COMMERCIAL MANUFACTURING AND NEED TO ESTABLISH MANUFACTURING RELATIONSHIPS WITH THIRD PARTIES, AND IF CONTRACT MANUFACTURING IS NOT AVAILABLE TO US OR DOES NOT SATISFY REGULATORY REQUIREMENTS, WE WILL HAVE TO ESTABLISH OUR OWN REGULATORY COMPLIANT MANUFACTURING CAPABILITY.

        We have no experience manufacturing products for commercial purposes. We have a pilot facility licensed by the State of California to manufacture a number of our products for Phase I and Phase II clinical trials. In July 1999, we terminated our alliance under which Bausch & Lomb agreed to manufacture our products. Any delays or difficulties we may encounter in establishing and maintaining a relationship with other qualified manufacturers to produce, package and distribute our finished products may harm our clinical trials, regulatory filings, market introduction and subsequent sales of our products.

    Contract manufacturers must adhere to Good Manufacturing Practices regulations that are strictly enforced by the Federal Drug Administration, or FDA, on an ongoing basis through its facilities inspection program. Contract manufacturing facilities must pass a pre-approval plant inspection before the FDA will approve a new drug application. Some of the material manufacturing changes that occur after approval are also subject to FDA review and clearance or approval. The FDA or other regulatory agencies may not approve the process or the facilities by which any of our products may be manufactured. Our dependence on third parties to manufacture our products may harm our ability to develop and deliver products on a timely and competitive basis. Should we be required to manufacture products ourselves, we:

          o will be required to expend significant amounts of capital to install a manufacturing capability;

          o    will be subject to the regulatory requirements described above;

          o will be subject to similar risks regarding delays or difficulties encountered in manufacturing any such products; and

          o    will require substantial additional capital.

Therefore, we may not be able to manufacture any products successfully or in a cost-effective manner.

WE RELY ON A SOLE SOURCE FOR SOME OF THE RAW MATERIALS IN OUR PRODUCTS, AND THE RAW MATERIALS WE NEED MAY NOT BE AVAILABLE TO US.

        We have been dependent upon British Biotech for the supply of batimastat, the active drug incorporated into our ISV-615 product candidate. British Biotech has discontinued clinical testing of batimastat and informed us that it will no longer manufacture the product. We are currently searching for a new source of batimastat. In addition, British Biotech has informed us that they are terminating licensing negotiations. If we are unable to secure a license or are unsuccessful in finding a new source of batimastat on acceptable terms we may be forced to discontinue this program.

        Certain of the raw materials we use in formulating our DuraSite drug delivery system are available from only one source. Any significant interruption in the supply of these raw materials could delay our clinical trials, product development or product sales and could harm our business.




                                    13 of 16

OUR PRODUCTS ARE SUBJECT TO GOVERNMENT REGULATIONS AND APPROVAL, WHICH MAY DELAY OR PREVENT THE MARKETING OF POTENTIAL PRODUCTS AND IMPOSE COSTLY PROCEDURES UPON OUR ACTIVITIES.

        The FDA and comparable agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon preclinical and clinical testing, manufacturing and marketing of pharmaceutical products. Lengthy and detailed preclinical and clinical testing, validation of manufacturing and quality control processes, and other costly and time-consuming procedures are required. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. The effect of government regulation may be to delay or to prevent marketing of potential products for a considerable period of time and to impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approval for any products we develop on a timely basis, or at all. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. If regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which a product may be marketed. Further, even after we have obtained regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. Moreover, the FDA has recently reduced previous restrictions on the marketing, sale and prescription of products for indications other than those specifically approved by the FDA. Accordingly, even if we receive FDA approval of a product for certain indicated uses, our competitors, including our collaborators, could market products for such indications even if such products have not been specifically approved for such indications. Delay in obtaining or failure to obtain regulatory approvals would make it difficult or impossible to market our products and would harm our business.

        The FDA's policies may change and additional government regulations may be promulgated which could prevent or delay regulatory approval of our potential products. Moreover, increased attention to the containment of health care costs in the United States could result in new government regulations that could harm our business. Adverse governmental regulation might arise from future legislative or administrative action, either in the United States or abroad. See "Risk Factors --Uncertainties regarding health care reform and third-party reimbursement may impair our ability to raise capital, form collaborations and sell our products."

WE COMPETE IN HIGHLY COMPETITIVE MARKETS AND OUR COMPETITORS' FINANCIAL, TECHNICAL, MARKETING, MANUFACTURING AND HUMAN RESOURCES MAY SURPASS OR LIMIT OUR ABILITY TO DEVELOP AND/OR MARKET OUT PRODUCTS AND TECHNOLOGIES.

        Our success depends upon developing and maintaining a competitive advantage in the development of products and technologies in our areas of focus. We have many competitors in the United States and abroad, including pharmaceutical, biotechnology and other companies with varying resources and degrees of concentration in the ophthalmic market. Our competitors may have existing products or products under development which may be technically superior to ours or which may be less costly or more acceptable to the market. Competition from such companies is intense and expected to increase as new products enter the market and new technologies become available. Many of our competitors have substantially greater financial, technical, marketing, manufacturing and human resources. In addition, they may also succeed in developing technologies and products that are more effective, safer, less expensive or otherwise more commercially acceptable than any that we have or will develop. Our competitors may obtain cost advantages, patent protection or other intellectual property rights that would block or limit our ability to develop our potential products. Our competitors may also obtain regulatory approval for commercialization of their products more effectively or rapidly than we will. If we decide to manufacture and market our products by ourselves, we will be competing in areas in which we have limited or no experience such as manufacturing efficiency and marketing capabilities. See "Risk Factors -- We have no experience in commercial manufacturing and need to establish manufacturing relationships with third parties, and if contract manufacturing is not available to us or does not satisfy regulatory requirements, we will have to establish our own regulatory compliant manufacturing capability."

WE ARE DEPENDENT UPON KEY EMPLOYEES AND WE MAY NOT BE ABLE TO RETAIN OR ATTRACT NEW KEY EMPLOYEES.

        We are highly dependent on Dr. Chandrasekaran and other principal members of our scientific and management staff. The loss of services from these key personnel might significantly delay the achievement of planned development objectives. Furthermore, a critical factor to our success is recruiting and retaining qualified personnel. Competition for skilled individuals in the biotechnology business is highly intense, and we may not be able to continue to attract and retain personnel necessary for the development of our business. The loss of key personnel or the failure to recruit additional personnel or to develop needed expertise could harm our business.




                                    14 of 16

OUR INSURANCE COVERAGE MAY NOT ADEQUATELY COVER OUR POTENTIAL PRODUCT LIABILITY EXPOSURE.

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

UNCERTAINTIES REGARDING HEALTH CARE REFORM AND THIRD-PARTY REIMBURSEMENT MAY IMPAIR OUR ABILITY TO RAISE CAPITAL, FORM COLLABORATIONS AND SELL OUR PRODUCTS.

        The continuing efforts of governmental and third party payers to contain or reduce the costs of health care through various means may harm our business. For example, in some foreign markets the pricing or profitability of health care products is subject to government control. In the United States, there have been, and we expect there will continue to be, a number of federal and state proposals to implement similar government control. The implementation or even announcement of any of these legislative or regulatory proposals or reforms could harm our business by impeding our ability to achieve profitability, raise capital or form collaborations.

        In addition, the availability of reimbursement from third party payers determines, in part, sales of health care products in the United States and elsewhere. Examples of such third party payers are government and private insurance plans. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third party payers are increasingly challenging the prices charged for medical products and services. If we succeed in bringing one or more products to the market, reimbursement from third party payers may not be available or may not be sufficient to allow us to sell our products on a competitive or profitable basis.

OUR USE OF HAZARDOUS MATERIALS MAY POSE ENVIRONMENTAL RISKS AND LIABILITIES, WHICH MAY CAUSE US TO INCUR SIGNIFICANT COSTS.

        Our research, development and manufacturing processes involve the controlled use of small amounts of radioactive and other hazardous materials. We are subject to federal, state and local laws, regulations and policies governing the use, manufacture, storage, handling and disposal of radioactive and other hazardous materials waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by current laws and regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources. Moreover, we may be required to incur significant costs to comply with environmental laws and regulations, especially to the extent that we manufacture our own products.

MANAGEMENT AND PRINCIPAL STOCKHOLDERS MAY BE ABLE TO EXERT SIGNIFICANT CONTROL ON MATTERS REQUIRING APPROVAL BY OUR STOCKHOLDERS.

        As of September 30, 2000, our management and principal stockholders together beneficially owned approximately 25% of our outstanding shares of common stock. As a result, these stockholders, acting together, may be able to effectively control all matters requiring approval by our stockholders, including the election of a majority of our directors and the approval of business combinations.

THE MARKET PRICES FOR SECURITIES OF BIOPHARMACEUTICAL AND BIOTECHNOLOGY COMPANIES SUCH AS OURS MAY BE HIGHLY VOLATILE DUE TO REASONS THAT ARE RELATED AND UNRELATED TO THE OPERATING PERFORMANCE AND PROGRESS OF OUR COMPANY.

        The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements, such as the results of testing and clinical trials, technological innovations or new therapeutic products, governmental regulation, developments in patent or other proprietary rights, litigation or public concern as to the safety of products developed by us or others and general market conditions, concerning us, our competitors or other biopharmaceutical companies, may have a significant effect on the market price of our common stock. We have not paid any cash dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future.




                                    15 of 16

WE HAVE ADOPTED AND ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS THAT COULD DELAY OR PREVENT AN ACQUISITION OF OUR COMPANY.

        Provisions of our certificate of incorporation and bylaws may constrain or discourage a third party from acquiring, or attempting to acquire control of us. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. The board of directors has the authority to issue up to 5,000,000 shares of preferred stock, 7,070 of which have been designated as Series A Convertible Redeemable Preferred Stock. Furthermore, the board of directors has the authority to determine the price, rights, preferences, privileges and restrictions of the remaining unissued shares of preferred stock without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred shares and of preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving us, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless conditions set forth in the Delaware General Corporation Law are met.


PART II  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)      Exhibits

        27     Financial Data Schedule

b)      Reports on Form 8-K

        No Reports on Form 8-K were filed in the quarter ended September 30, 2000.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INSITE VISION INCORPORATED


Dated:  November 14, 2000                   by: /s/ S. Kumar Chandrasekaran
                                                -----------------------------


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