Form 10-K405
period 2000-12-31
INSITE VISION INC
filed 2001-03-30
CIK 802724

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2000
                                          OR
[]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ________ to ________

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
              Title of each class                      on which registered
              -------------------                      -------------------
         Common Stock, $0.01 Par Value               American Stock Exchange

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of registrant's Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of March 27, 2001: was approximately $47,673,360 (based upon the closing sale price of the Common Stock on March 27, 2001). Number of shares of Common Stock, $0.01 par value, outstanding as of March 27, 2001: 19,863,900. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the Common Stock have been excluded from such calculation as such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Designated portions of the following document are incorporated by reference into this Report on Form 10-K where indicated: portions of the Proxy Statement for the registrant's 2001 Annual Meeting of Stockholders which will be held on June 18, 2001 are incorporated by reference into Part III.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                                          Page
                                                                                          -----
PART I
        Item 1.  Business.................................................................  1
        Item 2.  Properties............................................................... 21
        Item 3.  Legal Proceedings........................................................ 21
        Item 4.  Submission of Matters to a Vote of Security Holders...................... 22

PART II
        Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.... 23
        Item 6.  Selected Financial Data.................................................. 24
        Item 7.  Management's Discussion and Analysis of Financial Condition and Results
                 of Operations............................................................ 26
        Item 7a. Qualitative and Quantitative Disclosures About Market Risk............... 29
        Item 8.  Financial Statements and Supplementary Data.............................. 30
        Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure............................................................... 46

PART III
        Item 10  Directors and Executive Officers of the Registrant....................... 46
        Item 11. Executive Compensation................................................... 46
        Item 12. Security Ownership of Certain Beneficial Owners and Management........... 46
        Item 13. Certain Relationships and Related Transactions........................... 46

PART IV
        Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K......... 46


                                     PART I

ITEM 1.  BUSINESS

        Except for the historical information contained herein, the discussion in this Annual Report on Form 10-K may contain certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below in "Risk Factors," as well as those discussed elsewhere herein.


                                   THE COMPANY

          We are an ophthalmic product development company focused on developing genetically based tools, for the diagnosis, prognosis and management of glaucoma, as well as ophthalmic pharmaceutical products based on our proprietary DuraSite(R) eyedrop-based drug delivery technology. Our retinal programs include both therapeutic agents and drug delivery technologies.

          We are focusing our research and development on the following:

      ~ expanding our ISV-900 technology for the diagnosis, prognosis and management of glaucoma;

      ~     ISV-205, a DuraSite formulation for the treatment of glaucoma;

      ~ ISV-401, a DuraSite formulation of a novel antibiotic not currently used in ophthalmology;

      ~ ISV-403, a DuraSite formulation of a second generation fluoroquinolone;

      ~     ISV-014, a retinal drug delivery device; and

      ~     treatments for diabetic retinopathy and macular degeneration.


        Glaucoma Genetics. Our glaucoma genetics program, which is being carried out in collaboration with academic researchers, is focused on discovering genes that are associated with glaucoma, and the mutations on these genes that cause the disease. This genetic information then may be applied to develop new glaucoma diagnostic, prognostic and management tools. To date, our academic collaborators have identified genes associated with primary open-angle glaucoma (the most prevalent form of the disease in adults), juvenile glaucoma and primary congenital glaucoma. We have developed a diagnostic/prognostic technology, ISV-900, which is capable of identifying multiple glaucoma genetic markers from a single sample, and we are preparing to launch the product in the second half of 2001. Our academic collaborators for our glaucoma genetics program are at the University of California, San Francisco or UCSF, the University of Connecticut Health Center or UCHC, INSERM, the French equivalent of US National Institutes of Health and other institutions in North America and Europe.

        DuraSite-Based Product and Candidates. The DuraSite delivery system is a patented eyedrop formulation comprising a cross-linked carboxyl-containing polymer that incorporates the drug to be delivered to the eye. The formulation is instilled in the cul-de-sac of the eye as a small volume eyedrop and remains in the eye for up to several hours during which time the active drug ingredient is gradually released. This increased residence time is designed to permit lower concentrations of a drug to be administered over a longer period of time, thereby minimizing the inconvenience of frequent dosing and reducing potential related adverse side effects. Eyedrops delivered in the DuraSite system contrast to conventional eyedrops, which typically only last a few minutes in the eye, thus requiring delivery of a highly concentrated burst of drug and frequent administration to sustain therapeutic levels. DuraSite can be customized to deliver a variety of compounds with a broad range of molecular weights and other properties.

        We have received additional patent allowances covering extended viscosity and pH ranges of the DuraSite system. These extended ranges will allow a broader range of compounds to be delivered by the system and extends the patent coverage to 2016.

        The first product utilizing the DuraSite technology, AquaSite(R) dry eye treatment, was launched as an over-the-counter ("OTC") medication in 1992 by CIBA Vision Ophthalmics, to which we have licensed certain co-exclusive rights. In 2000, Global Damon Pharm launched AquaSite in Korea, based on a licensing agreement signed in 1999. In 1999, we also licensed AquaSite to SSP Co., Ltd. ("SSP") for sale in Japan. (See "-Collaborative and Licensing Agreements" for additional information on the agreements.) In connection with our DuraSite development efforts, we have licensed marketing rights to certain DuraSite-based product candidates to Pharmacia, CIBA Vision and Bausch & Lomb Incorporated ("B&L").

        In January 1999, we entered into a license agreement and stock purchase agreement with Pharmacia for the exclusive worldwide rights to ISV-205 for glaucoma. (See "-Collaborative and Licensing Agreements" for additional information on the agreements.) During 1999, we successfully completed Phase II trials of ISV-205 and transitioned the lead on the further development of the program to Pharmacia.

        Business Strategy. Our business strategy is to license promising product candidates and technologies from academic institutions and other companies, to conduct preclinical and clinical testing, if necessary, and to partner with pharmaceutical companies to complete clinical development and regulatory filings as needed and to market our products. We also have internally developed DuraSite-based product candidates using either non-proprietary drugs or compounds developed by others for non-ophthalmic indications. As with in-licensed product candidates, we either have or plan to partner with pharmaceutical companies to complete clinical development and commercialization of our own product candidates.


OPHTHALMIC PHARMACEUTICAL MARKET

        In 2000, the market for ophthalmic prescription pharmaceuticals in the U.S. was approximately $1.7 billion. The principal categories of ophthalmic drugs are glaucoma treatments ($950 million), anti-infectives ($200 million), anti-allergic ($250 million), and anti-infective and anti-inflamatory combinations ($200 million) products. Additionally, in 2000 the first treatment product for certain forms of the wet-form of macular degeneration was launched. However, many eye conditions, including other forms of macular degeneration and other diseases that involve damage to the retina, are untreated at present.

        Age-related macular degeneration, which affects 10 million or more people in the U.S., is the leading cause of severe blindness in Americans age 60 and above. Laser treatment and the photo-dynamic therapy introduced in 2000, are the only known therapy, but are effective in a certain portion of affected patients. Even with treatment, the disease usually progresses and eventually leads to vision loss.

        Also, approximately 10 to 14 million Americans are diabetic and many of them will develop diabetic retinopathy later in their life. Laser therapy is effective only in a certain segment of the diabetic population, and has potential side effects such as loss of peripheral vision, retinal detachment, and loss of vision.

        Glaucoma is the leading cause of preventable blindness in the U.S., affecting two to three million people. In 2000, 67 million people were estimated to have glaucoma. The prevalence of the disease in first-degree relatives of affected patients has been documented to be as high as seven to ten times that of the general population. Glaucoma also may occur as a complication of conditions such as diabetes, or as a result of extended steroid use.

        The prevalence of eye disease is ten times greater in persons over the age of 65 than under age 65, and the U.S. Census Bureau projects that the U.S. population over age 65 will increase from 34 million in 1997 to approximately 69 million by the year 2030. This aging of the population in the U.S. and other developed countries is a significant factor that we believe will contribute to increased demand for new ophthalmic products.

        In addition to changing demographics, we believe that recent improvements in medical technology, such as increasingly sophisticated diagnostic techniques, will allow identification of ocular diseases at an earlier stage, enabling more effective treatments and expanding the range of treatment regimens available to the ophthalmologist. Further, we believe that the emergence of new laser-based procedures to correct certain vision problems has begun to increase the need for comfortable, extended-release drug therapy during the post-surgical ocular healing process.

PRODUCTS AND PRODUCT CANDIDATES

        The following table summarizes the current status of our principal products and product candidates. A more detailed description of each product and product candidate follows the table. There can be no assurance that any of the listed products or product candidates will progress beyond its current state of development, receive necessary regulatory approval or be successfully marketed.

                         PRODUCTS AND PRODUCT CANDIDATES

                                                      ANTICIPATED
        PRODUCT               INDICATIONS               BENEFITS               STATUS(1)
        -------               -----------             -----------              ---------
    GLAUCOMA GENETICS

       ISV - 900          Glaucoma prognostic/       Detect disease         Pre-market(2)
                               diagnostic          susceptibility and
                                                   Determine disease
                                                        severity

    GLAUCOMA PRODUCT
       CANDIDATES

       ISV - 205          Steroid-induced IOP    Treat/prevent disease        Phase II(b)
                          elevation, glaucoma         progression

 OTHER TOPICAL PRODUCT
 CANDIDATES AND PRODUCT

       ISV - 401          Bacterial infection        Broad-spectrum           Preclinical
                               including        antibiotic with reduced
                               ophthalmia           dosing frequency
                               neonatorum

       ISV - 403          Bacterial infection      Second generation          Preclinical
                                                    fluoroquinolone
                                                antibiotic with reduced
                                                    dosing frequency

       ISV - 205            Inflammation and    Reduced dosing frequency      Preclinical
                               analgesia

        AquaSite                Dry eye              Reduced dosing         Marketed (OTC)
                                                 frequency and extended
                                                   duration of action

     RETINAL DEVICE

       ISV - 014              Retinal drug       Non-surgical delivery         Research
                            delivery device      of drugs to the retina


1) All products except ISV-900, AquaSite and ISV-014 are expected to be prescription pharmaceuticals. As denoted in the table, "Preclinical" indicates that a specific compound is being tested in preclinical studies in preparation for filing an investigational new drug application ("IND"). For a description of preclinical trials, IND, Phase I, Phase II and Phase III clinical trials and New Drug Application ("NDA"), see "-Government Regulation."
2) A diagnostic/prognostic technology has been developed and we plan to launch the product in the second half of 2001.

GLAUCOMA GENETICS

        Glaucoma is the leading cause of preventable blindness in the U.S., affecting an estimated two to three million people. Glaucoma-related pharmaceutical sales were approximately $950 million in the U.S. in 2000. The most prevalent form of glaucoma in adults is primary open-angle glaucoma. Other forms of the disease include primary congenital glaucoma, a leading cause of blindness in infants, and juvenile glaucoma that affects children and young adults.

        Often called the "sneak thief of sight" because of its lack of symptoms, glaucoma is believed to result when the flow of fluid through the eye is impaired. This may lead to elevated intraocular pressure or IOP, which increases pressure on the optic nerve and can cause irreversible vision loss if left untreated. One form of glaucoma, normal or low tension glaucoma, is associated with individuals who have normal eye pressure. It is estimated that one-third of U.S. glaucoma patients and three-quarters of glaucoma patients in Japan have this form of the disease. These patients cannot be identified with standard glaucoma screening tests that only measure a patient's eye pressure and usually incur visual field loss before they are diagnosed.

         ISV-900. There is accumulating evidence that genetic predisposition is a major factor in the development of several forms of glaucoma. (Data has indicated the prevalence of primary open-angle glaucoma or POAG in first-degree relatives of affected patients to be as high as 7 to 10 times that of the general population.) We have formed research collaborations with scientists at institutions located in North America, Europe and Japan both to identify the genes associated with different forms of glaucoma and to build a database of information on how these genes affect the progression of the disease in different populations.

        Our researchers have identified several genes related to POAG including TIGR, GLC1B, GLC1D, GLC1E, OCLM and APOE TIGR associated gene. Additionally, the CYP1B1 gene has been identified to be related to primary congenital glaucoma or PCG. We have obtained exclusive worldwide licenses for the rights to commercialize research related to the TIGR gene and associated mutations from the Regents of the University of California, the CYP1B1 gene and associated mutations from UCHC, the OCLM gene from Dr. Toshihiko Matsuo of Okayama University and the APOE TIGR associated gene from INSERM.

        We currently hold licenses to patents issued on the TIGR cDNA, the TIGR antibody, methods for the diagnosis of glaucoma using the TIGR technology and methods for the diagnosis of glaucoma using the CYP1B1 technology. Additional patents related to ISV-900 are currently pending and if issued will be included in the licenses we hold.

        Current glaucoma tests are often unable to detect the disease before substantial damage to the optic nerve has occurred. Gene-based tests may make it possible to identify patients at risk and initiate treatment before permanent optic nerve damage and vision loss occurs. Our ISV-900 program is intended to discover the appropriate genetic markers for certain forms of glaucoma and to incorporate those markers into prognostic, diagnostic and management tools. The first version of these tests has been developed and we plan to market the product in the second half of 2001. We anticipate that as further research identifies new genes and additional mutations, the marketed test will be modified to incorporate these findings.

GLAUCOMA PRODUCT CANDIDATES

        ISV-205. Our ISV-205 product candidate contains the drug diclofenac formulated in the DuraSite sustained-release delivery vehicle. Diclofenac is a non-steroidal anti-inflammatory drug or NSAID currently used to treat ocular inflammation. NSAIDs can block steroid-induced IOP elevation by inhibiting the production of the TIGR protein that appears to affect the fluid balance in the eye. The ISV-205 product candidate contains concentrations of diclofenac that have been shown in cell culture systems to inhibit the production of the TIGR protein.

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

OTHER TOPICAL PRODUCT CANDIDATES AND MARKETED PRODUCT

        ISV-401 is a formulation of a broad-spectrum antibiotic that has not previously been used in ophthalmology. The antibiotic has a proven safety and efficacy record in both adult and pediatric populations when used orally. Currently, dependent on indication, marketed ophthalmic antibiotics must be dosed as often as every 15 to 30 minutes on the first day and then tapered off to a maintenance dose of four times a day for the remainder of the treatment period, which may be up to fourteen days. This may result in patient compliance issues that could be minimized with an improved product. Also, a broad-spectrum antibiotic could be used by physicians to treat a variety of ophthalmic diseases instead of targeting each disease specifically.

        Based on the bioavailability studies, and other preclinical activities we have completed, we believe the dosing regimen for this product will be significantly reduced compared to the current treatments available. We anticipate filing of an IND and conducting Phase I clinical trials for this program in 2001.

        ISV-403 is a formulation of a second-generation fluoroquinolone in the DuraSite system. Fluoroquinolones are effective against gram-positive and gram-negative bacteria including Pseudomonas, and are often used as prophylaxis during ophthalmic surgery. Second-generation fluoroquinolones have expanded bacterial sensitivities and may be effective against the antibiotic-resistant bacteria that have developed. Based on preclinical studies we believe ISV-403 may provide for reduced dosing frequency compared to other formulations currently on the market.

        AquaSite. The first product utilizing our DuraSite technology was introduced to the OTC market in the U.S. in October 1992 by CIBA Vision. We receive a royalty on sales of AquaSite by CIBA Vision. The product contains the DuraSite formulation and demulcents for the symptomatic treatment of dry eye. In March 1999, we licensed the product to Global Damon Pharm, a Korean company. The license is royalty-bearing, has a term of 10 years and is exclusive in the Republic of Korea. In August 1999, we entered into a ten year license with SSP for sales and distribution in Japan.

RETINAL DEVICE

        Ophthalmic conditions that involve retinal damage include macular degeneration, which affects 10 million or more people in the U.S., and diabetic retinopathy, a common side effect of diabetes. Approximately 10 million to 14 million people in the U.S. are diabetics. Both macular degeneration and diabetic retinopathy can lead to irreversible vision loss and blindness. Current treatment of retinal diseases generally involves surgery, laser treatments and photo-dynamic therapy that can lead to loss of vision, retinal detachment, infection and may not slow the progression of the disease. There is no effective drug therapy for these conditions.

        Retinal Delivery Device. Another one of our technology platforms is comprised of a device, ISV-014, for the controlled, non-surgical delivery of ophthalmic drugs to the retina and surrounding tissues. During 2000, we continued to enhance the device and performed invivo experiments delivering products with a variety of molecular sizes to retinal tissues. The combination of this device technology with polymer-based drug platforms may permit long term delivery of therapeutic agents to treat several retinal diseases, most of which cannot be effectively treated at the present time.

      The ISV-014 device consists of a handle with a distal platform that is placed against the surface of the eye. A small needle connected to a drug reservoir is extended from the platform into the tissues of the eye. Once in place, a metering mechanism controls the amount and rate that the drug is injected into the tissue. This produces a highly localized depot of drug inside the ocular tissues. By controlling both the distance and direction that the needle protrudes, the device greatly reduces the chance that the needle will penetrate through the sclera of the eye into the underlying tissues, which are easily damaged. We have filed for two patents related to the device and its use and specific claims to the device have been allowed. We are currently investigating licensing this technology to a third party.

COLLABORATIVE AND LICENSING AGREEMENTS

        As part of our business strategy, we have entered into, and will continue to pursue additional research collaborations, licensing agreements and corporate collaborations. However, there can be no assurance that we will be able to negotiate acceptable collaborative or licensing agreements, or that our existing collaborations will be successful, will be renewed when they expire or will not be terminated.

        Pharmacia Corporation. In December 2000, the November 1999 ISV-900 licensing and credit agreements with Pharmacia were terminated. All rights to the ISV-900 program granted to Pharmacia were returned to us, and Pharmacia was released from any obligation to fund future research and development, marketing efforts and any corresponding royalties for the program. Additionally, the credit line, which would have become available to us in November 2001, was terminated.

        As part of the November 1999 ISV-900 transaction, Pharmacia invested $2,000,000 in our common stock. The stock purchase agreement also provides for a standstill period of thirty (30) months during which Pharmacia and its subsidiaries will not purchase additional shares of us, other than those provided for under any existing agreements between the companies, without our prior written consent. This standstill period will terminate earlier if certain actions are taken by other parties to acquire more than a 9.99% interest in our stock or if any other party announces their intention to assume control of us, whether by tender offer, merger, proxy contest or otherwise.

        On January 28, 1999, we entered into a license agreement and stock purchase agreement which granted Pharmacia an exclusive worldwide license to ISV-205 for the treatment of glaucoma. In the license, Pharmacia assumed responsibility for the development of the product upon our completion of, among other activities, Phase II studies we conducted in 1999.

         We will continue to bear responsibility for the prosecution and maintenance of the patents subject to the license, among other things. The transaction also called for an equity investment from Pharmacia, which was made in February 1999.

        CIBA Vision Ophthalmics (CIBA Vision). In October 1991, we entered into license agreements with CIBA Vision (the "CIBA Vision Agreements"), which granted CIBA Vision a co-exclusive license to manufacture, have manufactured, use and sell fluorometholone and tear replenishment products utilizing the DuraSite technology in the U.S. and Canada, ToPreSite, a product candidate for ocular inflammation/infection, and ISV-205 for non-glaucoma indications.

        Bausch and Lomb. In July 1996, we entered into a license agreement (the "B&L Agreement") with B&L granting B&L an exclusive worldwide royalty bearing license to make, use and sell PilaSite and ISV-208. B&L paid us an up-front license fee of $500,000 and is obligated to pay royalties on net sales of the licensed products. In addition, B&L made a $2.0 million investment in us, is sharing the cost of developing ISV-208 and agreed to manufacture other products on our behalf.

        In July 1999, we entered into a termination, release and purchase agreement with B&L and the PilaSite license agreement and the manufacturing agreement were terminated and our equipment located at B&L's facility was purchased by B&L. The ISV-208 license and development collaboration remains in effect but no further development activities are being pursued on the program by B&L or us.

        INSTITUTE NATIONAL DE LA SANTE ET DE LA RECHERCHE MEDICALE (INSERM). In December 1999, we entered into an exclusive worldwide license agreement with INSERM for the diagnostic, prognostic and therapeutic uses of a gene for chronic open angle glaucoma. We paid a licensing fee and will make royalty payments on future product sales, if any.

        UC Regents. In March 1993, we entered into an exclusive license agreement with the UC Regents for the development of ISV-205 and, in August 1994, the parties entered into another exclusive license agreement for the use of a nucleic acid sequence that codes for a protein associated with glaucoma. Under both agreements, we paid initial licensing fees and will make royalty payments to the UC Regents on future product sales, if any.

        University of Connecticut Health Center. In August 1997, we exercised our option to obtain an exclusive worldwide license from UCHC for diagnostic uses of the newly discovered gene for primary congenital glaucoma. Under the agreement, we will pay a licensing fee and will make royalty payments on future product sales, if any.

        Columbia Laboratories, Inc. In February 1992, we entered into a cross-license agreement (the "Columbia Agreement") with Columbia Laboratories, Inc., or Columbia, in which Columbia granted us a perpetual, exclusive, irrevocable, royalty-free license to a polymer technology upon which DuraSite is based. This license permits us to make, use and sell products using such polymer technology for non-veterinary ophthalmic indications in the over-the-counter and prescription markets in North America and East Asia (the "Columbia Territory"), and in the prescription market in countries outside the Columbia Territory. In exchange, we granted Columbia a perpetual, exclusive, irrevocable, royalty-free license, with the right to sublicense and use certain DuraSite technology in the over-the-counter market outside the Columbia Territory. In addition, we also granted Columbia a perpetual, exclusive, irrevocable, worldwide license to certain DuraSite technology in the veterinary field. Under certain circumstances, certain of the licenses in the Columbia Agreement become non-exclusive. Subject to certain rights of early termination, the Columbia Agreement continues in effect until the later of January 2002 or expiration of all patents covered by the DuraSite technology to which Columbia has certain rights.

        Global Damon Pharm and Kukje Pharma Ind. Co., Ltd. In March 1999, we entered into a royalty-bearing license agreement with Global Damon, a Korean company, to be the exclusive distributor of AquaSite in the Republic of Korea. Concurrently, we entered into a manufacturing agreement with Kukje Pharma Ind. Co., Ltd. ("Kukje"), a Korean company, to produce the AquaSite to be sold by Global Damon.

        SSP Co., Ltd. In December 2000, we entered into a letter of intent with SSP to license two second- generation fluoroquinolones from SSP, one of which is the active ingredient in ISV-403.

        In August 1999, we entered into an exclusive license agreement with SSP to be the exclusive manufacturer and distributor of AquaSite in Japan. We will be the sole supplier to SSP for some of the key ingredients necessary for the manufacture of AquaSite.

        Other. As part of our basic strategy, we continually discuss entering into agreements with other companies, universities and research institutions concerning the licensing of additional therapeutic agents and drug delivery technologies to complement and expand our family of proprietary ophthalmic products and to develop and market our current products. We intend to continue exploring licensing and collaborative opportunities.

PATENTS AND PROPRIETARY RIGHTS

        Patents and other proprietary rights are important to our business. Our policy is to file patent applications seeking to protect technology, inventions and improvements to our inventions that are considered important to the development of our business. Additionally, it is our policy to assist the UC Regents, UCHC and INSERM in filing patent applications seeking to protect inventions that are the subject of our agreements with those institutions. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. Our DuraSite drug delivery products are made under patents and applications, including four U.S. patents, owned by Columbia and exclusively licensed to us in the field of human ophthalmic applications. In addition, we have filed a number of patent applications in the U.S. relating to our DuraSite technology, as well as foreign versions of certain of these applications in many countries. Of these applications, eight U.S. patents have been issued. In addition, we have obtained two U.S. patents on its unit dose dispenser. We have received six additional U.S. patents directed toward certain uses of lazaroids in ophthalmic applications. Of the patent applications licensed from the UC Regents, ten patents have issued. Four patents have been issued of the patent applications licensed from UCHC covering the diagnosis of primary congenital glaucoma. We have filed three patent applications on our retinal delivery device and its use for delivery of drugs to the retina. Three patent applications have been filed related to our antibiotic programs. Several other patent applications by us and by the UC Regents, UCHC and INSERM relating to the foregoing and other aspects of our business and potential business are also pending.

        The patent positions of pharmaceutical companies, including us, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, we do not know whether any of our pending patent applications will result in the issuance of patents or if any of our patents will provide significant proprietary protection. Since patent applications are maintained in secrecy until patents issue in the U.S., or such patents are published by foreign regulatory authorities, we cannot be certain that we or any licensor was the first to file patent applications for such inventions. Moreover, we might have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost to us, even if the eventual outcome were favorable. There can be no assurance that our patents will be held valid or enforceable by a court or that a competitor's technology or product would be found to infringe such patents.

        A number of pharmaceutical companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with our technologies or patent applications. This conflict could limit the scope of the patents, if any, that we may be able to obtain or result in the denial of our patent applications. In addition, if patents that cover our activities have been or are issued to other companies, there can be no assurance that we would be able to obtain licenses to these patents, at all, or at a reasonable cost, or be able to develop or obtain alternative technology.

        In addition to patent protection, we also rely upon trade secret protection for our confidential and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, that such trade secrets will not be disclosed or that we can effectively protect our rights to unpatented trade secrets.

ACCESS TO PROPRIETARY COMPOUNDS

        We believe our drug delivery technology may expand the ophthalmic pharmaceutical market by permitting the novel use of drugs for ophthalmic indications that are currently used or being developed for non-ophthalmic indications. However, we may be required to obtain licenses from third parties that have rights to these compounds in order to conduct research, to develop or to market products that contain such compounds. There can be no assurance that such licenses will be available on commercially reasonable terms, if at all.

RESEARCH AND DEVELOPMENT

        Our research and development staff at December 31, 2000 numbered 26 people, of whom 8 have Ph.D.s. Our research and development expenses, including research we sponsored for 2000, were $6.5 million, of which $4.8 million was funded primarily by Pharmacia as part of the ISV-900 and ISV-205 licenses. During 1999 and 1998, research and development expenses were $5.6 million and $6.6 million, which included $4.2 million and $361,000, respectively, funded by Pharmacia, and B&L as part of the 1996 ISV-208 joint development agreement.

MANUFACTURING

        We have no experience or facilities for the manufacture of products for commercial processes and we currently have no intention of developing such experience or implementing such facilities. We have a pilot facility, licensed by the State of California, to produce potential products for Phase I and some of our Phase II clinical trials. However, as stated above, we have no large-scale manufacturing capacity and we rely on third parties for supplies and materials necessary for all of our Phase III clinical trials. If we should encounter delays or difficulties in establishing and maintaining our relationship with qualified manufacturers to produce, package and distribute our finished products, then clinical trials, regulatory filings, market introduction and subsequent sales of such products would be adversely affected.

MARKETING AND SALES

        We have begun to develop a marketing organization focused on the launch of the ISV-900 product and plan to primarily use external marketing and sales resources. We do not plan on establishing a dedicated sales force or a marketing organization for our other product candidates.

        We have also entered into arrangements, and we plan to enter into arrangements with one or more additional pharmaceutical companies, to market our other products. We may not be able to conclude or maintain such arrangements on acceptable terms, if at all.

        CIBA Vision. In 1991, we entered into a co-exclusive rights agreement to market the AquaSite product in the U.S. and Canada. Additionally, in May 1996, we granted CIBA Vision a co-exclusive U.S. license for ISV-205 for non-glaucoma indications, and co-exclusive marketing rights within the U.S. to sell and use ToPreSite. CIBA Vision is using our trademark, under license, for AquaSite dry eye treatment and our patents are identified on the AquaSite packaging. We received a one-time licensing fee and are entitled to royalties based on net sales of the products, if any.

        Global Damon and Kukje. In March 1999, we entered into a royalty-bearing licensing agreement with Global Damon, a Korean company, to be the exclusive distributor of AquaSite in the Republic of Korea. Concurrently, we entered into a manufacturing agreement with Kukje, a Korean company, to produce the AquaSite to be sold by Global Damon.

        Pharmacia & Upjohn. In January 1999, we entered into an exclusive worldwide royalty-bearing license agreement whereby P&U has agreed to market and sell ISV-205 for glaucoma related indications. Under the terms of the agreement, we are entitled to royalties based on net sales of the product, if any.

        SSP Co., Ltd. In August 1999, we entered into an exclusive licensing agreement with SSP to be the exclusive manufacturer and distributor of AquaSite in Japan. We will be the sole supplier to SSP for certain key ingredients necessary for the manufacture of AquaSite.

COMPETITION

        We have many competitors in the U.S. and abroad. These companies include ophthalmic-oriented companies that market a broad portfolio of products, as well as large integrated pharmaceutical companies that market a limited number of ophthalmic pharmaceuticals in addition to many other pharmaceuticals. Many of these companies have substantially greater financial, technical, marketing and human resources than we do and may succeed in developing technologies and products that are more effective, safer or more commercially acceptable than any which we have developed or are developing. These competitors may also succeed in obtaining cost advantages, patent protection or other intellectual property rights that would block our ability to develop our potential products, or in obtaining regulatory approval for the commercialization of their products more rapidly or effectively than us. The ophthalmic prescription pharmaceutical market in the U.S. is dominated by six companies: Allergan Pharmaceuticals, a division of Allergan, Inc.; Alcon Laboratories, Inc., a division of Nestle Company; Bausch and Lomb; CIBA Vision, a division of Novartis Ltd.; Merck, Sharp & Dohme, a division of Merck & Co., Inc.; and Pharmacia Corporation. It is very difficult for smaller companies, such as ours, that do not have well-developed sales and marketing staffs to successfully develop and market products.

        We believe there will be increasing competition from new products entering the market that are covered by exclusive marketing rights and, to a lesser degree, from pharmaceuticals that become generic. We are aware of certain products manufactured or under development by competitors that are used for the treatment of certain ophthalmic indications we have targeted for product development. Our competitive position will depend on our ability to develop enhanced or innovative pharmaceuticals, maintain a proprietary position in our technology and products, obtain required governmental approvals on a timely basis, attract and retain key personnel and develop effective products that can be manufactured on a cost-effective basis and marketed successfully.

        Over the longer term, our, and our partners', ability to successfully market our current products, and product candidates, expand their usage and bring new products to the marketplace, will depend on many factors, including the effectiveness and safety of the products, and competing products, approved by the FDA and foreign regulatory agencies, the degree of patent protection afforded to particular products, and obtaining approval from managed care and governmental organizations to purchase or reimburse for the purchase of our products.


GOVERNMENT REGULATION

        The manufacturing and marketing of our products and our research and development activities are subject to regulation by numerous governmental authorities in the U.S. and other countries. In the U.S., drugs are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder govern the testing, manufacture, labeling, storage, record keeping, approval, advertising and promotion in the U.S. of our products. In addition to FDA regulations, we are also subject to other federal and state regulations such as the Occupational Safety and Health Act and the Environmental Protection Act. Product development and approval within this regulatory framework take a number of years and involve the expenditure of substantial resources.

        While the FDA currently does not regulate genetic tests, it has stated that it has the right to do so, and there can be no assurance that the FDA will not seek to regulate such tests in the future. If the FDA should require that genetic tests receive FDA approval prior to their use, there can be no assurance such approval would be received on a timely basis, if at all. The failure to receive such approval could require us to develop alternative testing methods, which could result in the delay of such tests reaching the market, if at all. Such a delay could materially harm our business.

        The steps required before a pharmaceutical agent may be marketed in the U.S. include:

      ~     preclinical laboratory and animal tests;

      ~     submission to the FDA of an IND;

      ~ adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug;

      ~ the submission of an NDA or Product License Application ("PLA") to the FDA; and

      ~ the FDA approval of the NDA or PLA, prior to any commercial sale or shipment of the drug.

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

        Clinical trials involve the administration of the drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND. Each clinical study is conducted under the auspices of an independent Institutional Review Board that considers, among other things, ethical factors and the rights, welfare and safety of human subjects.

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

        For marketing outside the U.S., we are also subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country and in some cases are even more rigorous than in the U.S.


SCIENTIFIC AND BUSINESS ADVISORS

        We have access to a number of academic and industry advisors with expertise in clinical ophthalmology and pharmaceutical development, marketing and sales. Our advisors meet with our management and key scientific employees on an ad hoc basis to provide advice in their respective areas of expertise and further assist us by periodically reviewing with management our preclinical, clinical and marketing activities. We plan to make arrangements with other individuals to join as advisors as appropriate. Although we expect to receive guidance from the advisors, all of the advisors are employed on a full-time basis by other entities, or are primarily engaged in outside business activities, and may have other commitments to, or consulting or advisory contracts with, other entities that may conflict or compete with their obligations to us.

        Our advisors are as follows:

             Name                                            Position
             ----                                            --------
  Mark Abelson, M.D.              Associate Clinical Professor of Ophthalmology, Department of
                                  Ophthalmology, Harvard Medical School
  Chandler R. Dawson, M.D.        Emeritus Professor, Department of Ophthalmology, University of
                                  California, San Francisco
  Barbara L. Handelin, Ph.D.      Advisor and Consultant on Genetics
  David G. Hwang, M.D.            Professor of Clinical Ophthalmology, Co-Director, Cornea and Refractive
                                  Surgery Service, University of California, San Francisco School of
                                  Medicine
  Chris A. Johnson, Ph.D.         Director of Diagnostic Research, Discoveries Insight Research Lab, Devers
                                  Eye Institute
  Steven G. Kramer, M.D., Ph.D.   Chairman, Department of Ophthalmology, Director of Beckman Vision Center
                                  and Professor, University of California, San Francisco
  Michael Marmor, M.D.            Professor, Department of Ophthalmology, Stanford University School of
                                  Medicine
  Thai D. Nguyen, Ph.D.           Assistant Professor, University of California, San Francisco
  Gary D. Novack, Ph.D.           Founder and President, PharmaLogic Development, Inc.; former Associate
                                  Director for Glaucoma Research at Allergan, Inc.
  Jon R. Polansky, M.D.           Associate Professor of Ophthalmology, University of California, San
                                  Francisco
  Mansoor Sarfarazi, Ph.D.        Professor, Department of Surgery, University of Connecticut Health Center
  Roger Vogel, M.D.               Medical Director


EMPLOYEES

        As of December 31, 2000, we employed 37 persons, including 35 full time employees. None of our employees are covered by a collective bargaining agreement. We believe we have good employee relations. We also utilize independent consultants to provide us services in certain areas of our scientific and business operations.


                                  RISK FACTORS


IT IS DIFFICULT TO EVALUATE OUR BUSINESS BECAUSE WE ARE IN AN EARLY STAGE OF DEVELOPMENT AND OUR TECHNOLOGY IS UNTESTED

        We are in an early stage of developing our business. We have only received an insignificant amount of royalties from the sale of one of our products, an over-the-counter dry eye treatment. Before regulatory authorities grant us marketing approval, we need to conduct significant additional research and development and preclinical and clinical testing. All of our products are subject to risks that are inherent to products based upon new technologies. These risks include the risks that our products:

      ~     are found to be unsafe or ineffective;

      ~ fail to receive necessary marketing clearance from regulatory authorities;

      ~ even if safe and effective, are too difficult or expensive to manufacture or market;

      ~     are unmarketable due to the proprietary rights of third parties; or

      ~ are not able to compete with superior, equivalent or more cost-effective products offered by competitors.

Therefore, our research and development activities may not result in any commercially viable products.

WE WILL REQUIRE SIGNIFICANT ADDITIONAL FUNDING FOR OUR CAPITAL REQUIREMENTS AND WE MAY HAVE DIFFICULTY RAISING ADDITIONAL FUNDING

        We will require substantial additional funding to develop and conduct testing on our potential products. We will also require additional funding to support our sales and marketing efforts for our ISV-900 product and if we decide to independently manufacture or market any of our other products. Our future capital requirements depend upon many factors, including:

      ~ the cost of establishing a marketing organization for ISV-900 and the related promotional activities;

      ~     the progress of our research and development programs;

      ~     the progress of preclinical and clinical testing;

      ~ changes in, or termination of, our existing collaboration or licensing arrangements;

      ~ whether we manufacture and market any of our other products ourselves;

      ~ our ability to establish additional corporate partnerships to develop, manufacture and market our potential products;


      ~     the time and cost involved in obtaining regulatory approvals;

      ~ the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

      ~     competing technological and market developments; and

      ~     the purchase of additional capital equipment.

        In addition, as part of the ISV-900 licensing activities, we received a $5.0 million licensing fee from Pharmacia Corporation. The University of California Regents alleged that they were entitled to receive up to $2.5 million of this payment under the terms of the August 1994 license agreement between the University of California Regents and us. We disputed this allegation and we were able to resolve this conflict without making any additional payments from the licensing fee. We did, however, agree to amend our 1994 license agreement with the University of California Regents to provide for the payment of an increased royalty to the University of California Regents for a limited period of time.

        We may seek additional funding through public or private equity or debt financing, collaborative or other arrangements, and from other sources. We may not be able to secure additional funding from these sources, and any funding may not be on terms acceptable to us. In addition, our board of directors has the authority to determine the price and terms of any sale of common stock and the rights, preferences and privileges of any preferred stock or debt or other security that is convertible into or exercisable for the common stock. The terms of any securities issued to future investors may be superior to the rights of our common stockholders, could result in substantial dilution and could adversely affect the market price for our common stock.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND WE EXPECT TO CONTINUE TO HAVE LOSSES IN THE FUTURE

        We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that did not prove to have commercial potential. As of December 31, 2000, our accumulated deficit was approximately $88.2 million. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties from sales of our licensed products even though we achieved profitability in 1999.

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

        We have begun to develop a marketing organization focused on the launch of our ISV-900 product. We do not plan on establishing a dedicated sales force or a marketing organization for our other product candidates and plan to primarily use external marketing and sales resources even for ISV-900. We also rely on third parties for clinical testing or product development. If we are to successfully develop and commercialize our product candidates, other than ISV-900, we will be required to enter into arrangements with one or more third parties that will:

      ~     provide for Phase III clinical testing;

      ~ obtain or assist us in other activities associated with obtaining regulatory approvals for our product candidates; and

      ~     market and sell our products, if they are approved.

WE PLAN TO MARKET AND SELL THE ISV-900 PRODUCT MAINLY USING EXTERNAL MARKETING AND SALES RESOURCES THAT MAY INCLUDE:

      ~     marketing consultants;

      ~     contract sales organizations;

      ~     a network of key ophthalmic clinicians; and

      ~     other resources with ophthalmic expertise.

        We may not be able to enter into arrangements with third parties with ophthalmic or diagnostic industry experience on acceptable terms or at all. If we are not successful in concluding such arrangements on acceptable terms, we may be required to establish our own sales force and significantly expand our marketing organization, despite the fact that we have no experience in sales, marketing or distribution. We may not be able to build a marketing staff or sales force and our sales and marketing efforts may not be cost-effective or successful.

        Our strategy for research, development and commercialization of our products requires us to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others. Furthermore, we are dependent on the diligent efforts and subsequent success of these outside parties in performing their responsibilities.

      Even if we, or those working with us, obtain regulatory approvals, to the extent we have entered into or will enter into co-marketing, co-promotion or other licensing arrangements for the marketing and sale of our products, any revenues that we receive will be dependent on the efforts of third parties, such as our corporate collaborators. These partners may terminate their relationships with us and may not diligently or successfully market our products. We may not be able to conclude arrangements with other companies to support the commercialization of our products on acceptable terms. In addition, our collaborators may take the position that they are free to compete using our technology without compensating or entering into agreements with us. Furthermore, our collaborators may pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases or disorders targeted by these collaborative programs.

OUR BUSINESS DEPENDS UPON OUR PROPRIETARY RIGHTS, AND WE MAY NOT BE ABLE TO ADEQUATELY PROTECT, ENFORCE OR SECURE OUR INTELLECTUAL PROPERTY RIGHTS

        Our success will depend in large part on our ability to obtain patents, protect trade secrets, obtain and maintain rights to technology developed by others, and operate without infringing upon the proprietary rights of others. A substantial number of patents in the field of ophthalmology and genetics have been issued to pharmaceutical, biotechnology and biopharmaceutical companies. Moreover, competitors may have filed patent applications, may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with ours. Our patent applications may not be approved. We may not be able to develop additional proprietary products that are patentable. Even if we receive patent issuances, those issued patents may not be able to provide us with adequate protection for our inventions or may be challenged by others. Furthermore, the patents of others may impair our ability to commercialize our products. The patent positions of firms in the pharmaceutical and genetic industries generally are highly uncertain, involve complex legal and factual questions, and have recently been the subject of much litigation. Neither the United States Patent and Trademark Office nor the courts has developed, formulated, or presented a consistent policy regarding the breadth of claims allowed or the degree of protection afforded under pharmaceutical and genetic patents. Despite our efforts to protect our proprietary rights, others may independently develop similar products, duplicate any of our products or design around any of our patents. In addition, third parties from which we have licensed or otherwise obtained technology may attempt to terminate or scale back our rights.

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

        We may need to litigate in order to defend against or assert claims of infringement, to enforce patents issued to us or to protect trade secrets or know-how owned or licensed by us. Litigation could result in substantial cost to and diversion of effort by us, which may harm our business. We have also agreed to indemnify our licensees against infringement claims by third parties related to our technology, which could result in additional litigation costs and liability for us. In addition, our efforts to protect or defend our proprietary rights may not be successful or, even if successful, may result in substantial cost to us.

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

IF WE ENGAGE IN ACQUISITIONS, WE WILL INCUR A VARIETY OF COSTS, AND THE ANTICIPATED BENEFITS OF THE ACQUISITION MAY NEVER BE REALIZED

      At some point in the future we may pursue acquisitions of companies, product lines, technologies or businesses that our management believes are complementary or otherwise beneficial to us. Any of these acquisitions could have negative effects on our business. Future acquisitions may result in substantial dilution to our stockholders, the incurrence of additional debt and amortization expenses related to goodwill, research and development and other intangible assets. Any of these results could harm our financial condition. In addition, acquisitions would involve several risks for us, including:

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

WE HAVE NO EXPERIENCE IN COMMERCIAL MANUFACTURING AND NEED TO ESTABLISH MANUFACTURING RELATIONSHIPS WITH THIRD PARTIES, AND IF CONTRACT MANUFACTURING IS NOT AVAILABLE TO US OR DOES NOT SATISFY REGULATORY REQUIREMENTS, WE WILL HAVE TO ESTABLISH OUR OWN REGULATORY COMPLIANT MANUFACTURING CAPABILITY

        We have no experience manufacturing products for commercial purposes. We have a pilot facility licensed by the State of California to manufacture a number of our products for Phase I and Phase II clinical trials. In July 1999, we terminated our alliance under which Bausch & Lomb agreed to manufacture our products. Any delays or difficulties that we may encounter in establishing and maintaining a relationship with other qualified manufacturers to produce, package and distribute our finished products may harm our clinical trials, regulatory filings, market introduction and subsequent sales of our products.

      Contract manufacturers must adhere to Good Manufacturing Practices regulations which are strictly enforced by the Food and Drug Administration, or FDA, on an ongoing basis through its facilities inspection program. Contract manufacturing facilities must pass a pre-approval plant inspection before the FDA will approve a new drug application. Some of the material manufacturing changes that occur after approval are also subject to FDA review and clearance or approval. The FDA or other regulatory agencies may not approve the process or the facilities by which any of our products may be manufactured. Our dependence on third parties to manufacture our products may harm our ability to develop and deliver products on a timely and competitive basis. Should we be required to manufacture products ourselves, we:

      ~ will be required to expend significant amounts of capital to install a manufacturing capability;

      ~     will be subject to the regulatory requirements described above;

      ~ will be subject to similar risks regarding delays or difficulties encountered in manufacturing any such products; and

      ~     will require substantial additional capital.

        Therefore, we may not be able to manufacture any products successfully or in a cost-effective manner.


WE HAVE NO EXPERIENCE IN PERFORMING THE ANALYTICAL PROCEDURES RELATED TO GENETIC TESTING AND NEED TO ESTABLISH A COMMERCIAL AGREEMENT WITH THIRD PARTIES TO PERFORM THESE PROCEDURES, AND IF WE ARE UNABLE TO ESTABLISH AN AGREEMENT, WE WILL HAVE TO ESTABLISH OUR OWN REGULATORY COMPLIANT ANALYTICAL PROCESS FOR GENETIC TESTING.

        We have no experience in the analytical procedures related to genetic testing. We have an agreement with a clinical laboratory to perform the procedures at a research scale. If we are unsuccessful in reaching a commercial scale agreement with this clinical laboratory, the launch of the ISV-900 product may be delayed. If we are unable to reach an agreement with another clinical laboratory, we may have to establish our own facilities.

      Clinical laboratories must adhere to Good Laboratory Practice regulations that are strictly enforced by the FDA on an ongoing basis through its facilities inspection program. Should we be required to perform the analytical procedures for genetic testing ourselves, we:

      ~ will be required to expend significant amounts of capital to install an analytical capability;

      ~     will be subject to the regulatory requirements described above; and

      ~     will require substantial additional capital.

        Therefore, we may not be able to perform any procedures related to the ISV-900 product successfully or in a timely or cost-effective manner.


WE RELY ON A SOLE SOURCE FOR SOME OF THE RAW MATERIALS IN OUR PRODUCTS, AND THE RAW MATERIALS WE NEED MAY NOT BE AVAILABLE TO US

        We have been dependent upon British Biotech for the supply of batimastat. Batimastat is the active drug incorporated into our ISV-615 product candidate. British Biotech has terminated license negotiations with us and is no longer supplying us with batimastat. We are pursuing resumption of the licensing negotiation with British Biotech. If we cannot obtain batimastat from British Biotech we most likely will not have any source of ongoing raw materials for ISV 615 and we may be forced to discontinue this program.

        In addition, certain of the raw materials we use in formulating our DuraSite drug delivery system, and other components of our product candidates, are available from only one source. Any significant interruption in the supply of these raw materials could delay our clinical trials, product development or product sales and could harm our business.

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

      The FDA's policies may change and additional government regulations may be promulgated which could prevent or delay regulatory approval of our potential products. Moreover, increased attention to the containment of health care costs in the United States could result in new government regulations that could harm our business. Adverse governmental regulation might arise from future legislative or administrative action, either in the United States or abroad. See "--Uncertainties regarding health care reform and third-party reimbursement may impair our ability to raise capital, form collaborations and sell our products."

WE COMPETE IN HIGHLY COMPETITIVE MARKETS AND OUR COMPETITORS' FINANCIAL, TECHNICAL, MARKETING, MANUFACTURING AND HUMAN RESOURCES MAY SURPASS OR LIMIT OUR ABILITY TO DEVELOP AND/OR MARKET OUR PRODUCTS AND TECHNOLOGIES

        Our success depends upon developing and maintaining a competitive advantage in the development of products and technologies in our areas of focus. We have many competitors in the United States and abroad, including pharmaceutical, biotechnology and other companies with varying resources and degrees of concentration in the ophthalmic market. Our competitors may have existing products or products under development which may be technically superior to ours or which may be less costly or more acceptable to the market. Competition from these companies is intense and is expected to increase as new products enter the market and new technologies become available. Many of our competitors have substantially greater financial, technical, marketing, manufacturing and human resources. In addition, they may also succeed in developing technologies and products that are more effective, safer, less expensive or otherwise more commercially acceptable than any which we have or will develop. Our competitors may obtain cost advantages, patent protection or other intellectual property rights that would block or limit our ability to develop our potential products. Our competitors may also obtain regulatory approval for commercialization of their products more effectively or rapidly than we will. If we decide to manufacture and market our products by ourselves, we will be competing in areas in which we have limited or no experience such as manufacturing efficiency and marketing capabilities. See "--We have no experience in commercial manufacturing and need to establish manufacturing relationships with third parties, and if contract manufacturing is not available to us or does not satisfy regulatory requirements, we will have to establish our own regulatory compliant manufacturing capability."


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

OUR INSURANCE COVERAGE MAY NOT ADEQUATELY COVER OUR POTENTIAL PRODUCT LIABILITY EXPOSURE

        We are exposed to potential product liability risks inherent in the development, testing, manufacturing, marketing and sale of human therapeutic products. Product liability insurance for the pharmaceutical industry is extremely expensive. Our present product liability insurance coverage may not be adequate. In addition, our existing coverage will not be adequate as we further develop, manufacture and market our products, and adequate insurance coverage against potential claims may not be available in sufficient amounts or at a reasonable cost.

UNCERTAINTIES REGARDING HEALTHCARE REFORM AND THIRD-PARTY REIMBURSEMENT MAY IMPAIR OUR ABILITY TO RAISE CAPITAL, FORM COLLABORATIONS AND SELL OUR PRODUCTS

      The continuing efforts of governmental and third party payers to contain or reduce the costs of healthcare through various means may harm our business. For example, in some foreign markets the pricing or profitability of health care products is subject to government control. In the United States, there have been, and we expect there will continue to be, a number of federal and state proposals to implement similar government control. The implementation or even the announcement of any of these legislative or regulatory proposals or reforms could harm our business by impeding our ability to achieve profitability, raise capital or form collaborations.

        In addition, the availability of reimbursement from third party payers determines, in large part, the demand for healthcare products in the United States and elsewhere. Examples of such third party payers are government and private insurance plans. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, and third party payers are increasingly challenging the prices charged for medical products and services. If we succeed in bringing one or more products to the market, reimbursement from third party payers may not be available or may not be sufficient to allow us to sell our products on a competitive or profitable basis.

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

MANAGEMENT AND PRINCIPAL STOCKHOLDERS MAY BE ABLE TO EXERT SIGNIFICANT CONTROL ON MATTERS REQUIRING APPROVAL BY OUR STOCKHOLDERS

        As of December 31, 2000, our management and principal stockholders together beneficially owned approximately 25% of our outstanding shares of common stock. As a result, these stockholders, acting together, may be able to effectively control all matters requiring approval by our stockholders, including the election of a majority of our directors and the approval of business combinations.

THE MARKET PRICES FOR SECURITIES OF BIOPHARMACEUTICAL AND BIOTECHNOLOGY COMPANIES SUCH AS OURS MAY BE HIGHLY VOLATILE DUE TO REASONS THAT ARE RELATED AND UNRELATED TO THE OPERATING PERFORMANCE AND PROGRESS OF OUR COMPANY

        The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements, such as the results of testing and clinical trials, the status of our relationships with third-party collaborators, technological innovations or new therapeutic products, governmental regulation, developments in patent or other proprietary rights, litigation or public concern as to the safety of products developed by us or others and general market conditions, concerning us, our competitors or other biopharmaceutical companies, may have a significant effect on the market price of our common stock. We have not paid any cash dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future.

WE HAVE ADOPTED AND ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS THAT COULD DELAY OR PREVENT AN ACQUISITION OF OUR COMPANY

Provisions of our certificate of incorporation and bylaws may constrain or discourage a third party from acquiring or attempting to acquire control of us. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock. The board of directors has the authority to determine the price, rights, preferences, privileges and restrictions of the remaining unissued shares of preferred stock without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving us, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless conditions set forth in the Delaware General Corporation Law are met.



        EXECUTIVE OFFICERS AND OTHER SENIOR MANAGEMENT OF THE REGISTRANT

        As of March 30, 2001, our executive officers and other senior management were as follows:

            NAME                     AGE                        TITLE
            ----                     ---                        -----
S. Kumar Chandrasekaran, Ph.D.        58    Chairman of the Board, President, Chief Executive Officer and
                                            Chief Financial Officer
Lyle M. Bowman, Ph.D.                 52    Vice President, Development and Operations
Cheryl E. Chen                        41    Senior Director, Clinical Operations
T. Raymond Chen, Ph.D.                50    Senior Director, Regulatory, Quality Assurance and
                                            Quality Control
Sandra C. Heine                       39    Senior Director, Finance and Administration
Samir D. Roy, Ph.D.                   42    Senior Director, Formulation Development and

                                            Operations
Erwin C. Si, Ph.D.                    47    Senior Director, Preclinical Research

      S. Kumar Chandrasekaran joined us in September 1987 as Vice President, Development. From 1988 to 1989, Dr. Chandrasekaran served as Vice President, Research and Development. From 1989 to 1993, he served as President and Chief Operating Officer. Since August 1993, Dr. Chandrasekaran has served as Chairman of the Board of Directors, President, Chief Executive Officer and, since January 1999, as Chief Financial Officer, a position he also held from December 1995 to December 1997. Dr. Chandrasekaran holds a Ph.D. in Chemical Engineering from the University of California, Berkeley.

      Lyle M. Bowman joined us in October 1988 as Director of Drug Delivery Systems. From 1989 to 1991, Dr. Bowman served as Vice President, Science and Technology. From 1991 to 1995, he served as Vice President, Development, and since 1995 has served as Vice President Development and Operations. Dr. Bowman holds a Ph.D. in Physical Chemistry from the University of Utah.

      Cheryl E. Chen joined us in January 1990 as the Manager of Clinical Research. From 1994 to 1998, Ms. Chen served as Director of Clinical Operations. In 1999, Ms. Chen became the Senior Director of Clinical Operations. Ms. Chen holds a B.S. in Biological Science from University of California at Irvine and an M.B.A. in Business from Pepperdine University.

      T. Raymond Chen joined us in August 1990 as a Senior Staff Researcher. From 1994 to August 1997, he served as the Director of Analytical Research. Since September 1997, Dr. Chen has served as Senior Director of Regulatory, Quality Assurance and Quality Control. Dr. Chen holds a Ph.D. in Analytical Research from Indiana University.

      Sandra C. Heine joined us in March 1997 as Controller. Since October 1999, Ms. Heine has served as Senior Director of Finance and Administration. Before joining us, Ms. Heine served as General Accounting Manager of Software Logistics Corporation from 1995 to 1997; Systems Engineer for Platinum Software Corporation from 1994 to 1995; General Audit Manager for Genentech, Inc. from 1991 to 1994 and was an Audit Manager at Deloitte & Touche from 1989 to 1991. Ms. Heine holds a B.S. in Business Administration from Colorado State University.

      Samir D. Roy joined us in May 1997 as Director of Formulation Development. Since 1998, Dr. Roy has served as Senior Director of Formulation Development and Operations involving clinical supply and scale-up activities. Dr. Roy holds a Ph.D. in Pharmaceutical Sciences from the University of Saskatchewan, Canada, and has post-doctorial training in drug transport at the University of Michigan.

      Erwin C. Si joined us in April 1989 as Manager of Pharmacology and Toxicology. From 1992 to 1996, he served as Manager of Drug Discovery. From 1996 to 1999, he served as Principal Scientist. Since October 1999, he has served as Senior Director of Pre-clinical Research. Dr. Si holds a Ph.D. in Pharmacology and Toxicology from Purdue University.

        Officers are appointed to serve, at the discretion of the Board of Directors, until their successors are appointed. There are no family relationships between any members of our Board of Directors and our executive officers.

ITEM 2.  PROPERTIES

        We currently lease approximately 29,402 square feet of research laboratory and office space located in Alameda, California. The facility includes laboratories for formulation, analytical, microbiology, pharmacology, quality control and development as well as a pilot manufacturing plant. The lease expires on December 31, 2001, but may be renewed by us for an additional 5-year term. We believe our existing facilities will be suitable and adequate to meet our needs for the immediate future.

ITEM 3.  LEGAL PROCEEDINGS.

        (a)    We are not a party to any legal proceedings.

        (b)    No legal proceedings were terminated in the fourth quarter.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2000.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


        Since June 10, 1998, our common stock has traded on The American Stock Exchange under the symbol "ISV." From our initial public offering on October 18, 1993 until June 9, 1998, our common stock traded on The Nasdaq National Market under the symbol "INSV." Prior to our initial public offering, there was no public market for our common stock. The following table sets forth the high and low sales prices for our common stock as reported by The American Stock Exchange for the periods indicated. These prices do not include retail mark-ups, mark-downs or commissions.

        2000                                   HIGH              LOW
        ----                                   ----              ---
        First Quarter                          $7.50            $2.50
        Second Quarter                         $5.94            $3.06
        Third Quarter                          $7.69            $3.56
        Fourth Quarter                         $8.50            $2.18

        1999                                   HIGH              LOW
        ----                                   ----              ---

        First Quarter                          $1.56            $1.00
        Second Quarter                         $2.00            $0.88
        Third Quarter                          $2.81            $1.81
        Fourth Quarter                         $2.75            $1.69


        (b)    Holders

        As of March 7, 2001, we had approximately 7,000 stockholders. On March 27, 2001, the last sale price reported on The American Stock Exchange for our common stock was $2.40 per share.

        (c)    Dividends

        We have never paid dividends and do not anticipate paying any dividends in the foreseeable future. It is the present policy of our Board of Directors to retain our earnings, if any, for the development of our business.

ITEM 6.  SELECTED FINANCIAL DATA

The comparability of the following selected financial data is affected by a variety of factors, and this data is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto elsewhere in this Annual Report on Form 10-K and the Management's Discussion and Analysis of Financial Condition and Results of Operations. The following table sets forth selected consolidated financial data for us for the five years ended December 31, 2000 (in thousands except per share amounts):

                                                                YEAR ENDED DECEMBER 31,
                                           2000           1999           1998          1997            1996
                                         --------       --------       --------       --------       --------
CONSOLIDATED STATEMENTS OF OPERATIONS
DATA
Revenues                                 $  4,513       $  4,760       $     16       $     50       $    544

Operating expenses:
     Research and development, net          1,674          1,397          6,227          7,224          5,458
     General and administrative             2,584          2,293          2,656          3,034          2,902
     Loss on vacated facility                  --             --             --             --          1,412
                                         --------       --------       --------       --------       --------
         Total expenses                     4,258          3,690          8,883         10,258          9,772
Interest and other income
(expense), net                                791             85            299            390            466
                                         --------       --------       --------       --------       --------
Net income (loss) before taxes              1,046          1,155         (8,568)        (9,818)        (8,762)
Income tax provision                           --              5             --             --             --
                                         --------       --------       --------       --------       --------
Net income (loss) before cumulative
  effect of accounting change               1,046          1,150         (8,568)        (9,818)        (8,762)
Cumulative effect of accounting
change(1)                                  (4,486)            --             --             --             --
                                         --------       --------       --------       --------       --------
Net income (loss)                          (3,440)         1,150         (8,568)        (9,818)        (8,762)
Non cash preferred dividend                     3             22            514          1,326             --
                                         --------       --------       --------       --------       --------
Net income (loss) applicable to
common stockholders                        (3,443)      $  1,128         (9,082)       (11,144       $ (8,762)
                                         ========       ========       ========       ========       ========
Basic earnings (loss) per share:
Net income (loss) per share
applicable to common stockholders
before cumulative effect of
accounting change                        $   0.04       $   0.06       $  (0.60)      $  (0.85)      $  (0.72)
Cumulative effect of accounting
change(1)                                   (0.19)            --             --             --             --
                                         --------       --------       --------       --------       --------
Net income (loss) per share
applicable to common stockholders        $  (0.15)      $   0.06       $  (0.60)      $  (0.85)      $  (0.72)
                                         ========       ========       ========       ========       ========
Diluted earnings (loss) per share:
Net income (loss) per share
applicable to common stockholders
before cumulative effect of
accounting change                        $   0.04       $   0.06       $  (0.60)      $  (0.85)      $  (0.72)
Cumulative effect of accounting
change(1)                                   (0.18)            --             --             --             --
                                         --------       --------       --------       --------       --------
Net income (loss) per share
applicable to common stockholders        $  (0.14)      $   0.06       $  (0.60)      $  (0.85)      $  (0.72)
                                         ========       ========       ========       ========       ========
Pro-forma net income (loss)
assuming the accounting change is
applied retroactively                    $  1,043       $ (3,358)      $ (9,082)      $(10,894)      $ (9,012)
                                         ========       ========       ========       ========       ========
Pro-forma net income (loss) per
share assuming the accounting
change is applied retroactively,
basic and diluted                        $   0.04       $  (0.17)      $  (0.60)      $  (0.83)      $  (0.74)
                                         ========       ========       ========       ========       ========
Shares used to calculate basic
net income (loss) per share                23,574         19,285         15,079         13,053         12,131
                                         ========       ========       ========       ========       ========
Shares used to calculate diluted
net income (loss) per share                24,483         19,856         15,079         13,053         12,131
                                         ========       ========       ========       ========       ========
Shares used to calculate pro-forma
basic net income (loss) per share         23,574          19,285         15,079         13,053         12,131
                                         ========       ========       ========       ========       ========
Shares used to calculate pro-forma
diluted net income (loss) per share       24,483          19,285         15,079         13,053         12,131
                                         ========       ========       ========       ========       ========

(1) Reflects the impact of the adoption of SAB 101 on revenue recognition effective January 1, 2000.

                                                                     DECEMBER 31,
                                           2000           1999           1998           1997           1996
                                         --------       --------       --------       --------       --------
CONSOLIDATED BALANCE SHEET DATA
Cash and cash equivalents                $ 18,904       $  6,746       $  1,037       $  8,660       $ 10,518
Working capital                            18,305          6,167            544          7,983          9,512
Total assets                               20,000          7,463          2,086         10,546         12,820
Long term notes payable                        26             --             --             --             --
Redeemable preferred stock                     --             30          1,511          7,533             --
Accumulated deficit                       (88,197)       (84,754)       (85,882)       (76,800)       (65,656)
Total stockholders' equity (deficit)       18,770          6,256           (108)         2,031         11,619

No cash dividends were declared or have been paid by us since our inception.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 8 of this Form 10-K.

          Except for the historical information contained herein, the discussion in this Annual Report on Form 10-K may contain certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below and under "Risk Factors" in Item 1 of this Form 10-K, as well as those discussed elsewhere in this 10-K.


OVERVIEW

          We are an ophthalmic product development company focused on developing genetically based tools, for the diagnosis, prognosis and management of glaucoma, as well as ophthalmic pharmaceutical products based on our proprietary DuraSite(R) eyedrop-based drug delivery technology. Our retinal programs include both therapeutic agents and drug delivery technologies.

We are focusing our research and development on the following:

      ~ expanding our ISV-900 technology for the diagnosis, prognosis and management of glaucoma;

      ~ ISV-401, a DuraSite formulation of a novel antibiotic not currently used in ophthalmology;

      ~     ISV-014, a retinal drug delivery device; and

      ~     treatments for diabetic retinopathy and macular degeneration.

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

          Our glaucoma genetics program is being carried out in collaboration with academic researchers. This program focuses on discovering genes that are associated with glaucoma and the mutations on these genes that cause the disease. The application of this genetic information may enable the development of new glaucoma diagnostic, prognostic and management tools. To date, our academic collaborators have identified genes associated with primary open-angle glaucoma (the most prevalent form of the disease in adults), juvenile glaucoma and primary congenital glaucoma. We have developed a diagnostic/prognostic technology, ISV-900, which may be capable of identifying multiple glaucoma genetic markers from a single sample.

          The development of the ISV-205 product candidate is another result of our glaucoma genetics research. This DuraSite formulation contains a drug that has been shown in cell and organ culture systems to inhibit the production of a protein that appears to cause glaucoma. In January 1999, we entered into a transaction that granted Pharmacia Corporation an exclusive worldwide license for ISV-205 for the treatment of glaucoma. In June 1999, we announced positive results from our steroid induced glaucoma Phase II trial of ISV-205.

          ISV-401 is a DuraSite formulation of an antibiotic that has not previously been used in ophthalmology. ISV-401 contains an antibiotic that is effective for gram-negative and gram-positive bacteria and may enable reduced dosing frequency. ISV-401 may be effective for a broad-spectrum of bacteria and may enable physicians the ability to use it to treat a variety of ophthalmic diseases.

          ISV-014 is a device designed to provide controlled, non-surgical delivery of ophthalmic drugs to the retina and surrounding tissues. We are continuing to enhance the device and are collaborating with various academic researchers to perform invivo experiments delivering products with a variety of molecular sizes to retinal tissues. The combination of this device technology with polymer-based drug platforms may permit long term delivery of therapeutic agents to treat several retinal diseases that currently cannot be effectively treated.

          Our DuraSite delivery system is a patented eyedrop formulation comprising a cross-linked carboxyl-containing polymer which incorporates the drug to be delivered to the eye and can be customized to deliver a wide variety of potential drug candidates with a broad range of molecular weights and other properties. The formulation is instilled in the cul-de-sac of the eye as a small volume eyedrop and remains in the eye for up to several hours. The active drug ingredient is gradually released during this time. This increased residence time is designed to permit lower concentrations of a drug to be administered over a longer period of time, thereby minimizing the inconvenience of frequent dosing and reducing potential adverse side effects. Eyedrops delivered in the DuraSite system are a contrast to conventional eyedrops because conventional eyedrops typically only last a few minutes in the eye and require delivery of a highly concentrated burst of drug and frequent administration to sustain therapeutic levels.

          To date, we have not received any revenues from the sale of our products, although we have received a small amount of royalties from the sale of products using our licensed technology. Until 1999, we had been unprofitable since our inception due to continuing research and development efforts, including preclinical studies, clinical trials and manufacturing of our product candidates. We have financed our research and development activities and operations primarily through private and public placement of our equity securities and, to a lesser extent, from collaborative agreements.

          In December 2000, our November 1999 ISV-900 licensing agreement with Pharmacia was terminated. As a result of this termination, we will now be responsible for all marketing and further development activities related to the ISV-900 program. We have begun development of a detailed marketing plan intended to support a launch of a glaucoma genetic test in the second half of 2001.

          As part of the December 2000 termination of our ISV-900 licensing agreement with Pharmacia, we also terminated the credit agreement. The credit agreement, entered into in November of 1999, provided for a $4.0 million revolving line of credit to be made available to us on November 11, 2001 for a period of three (3) years.

          The stock purchase agreement, also entered into as part of the ISV-900 licensing agreement, provided for a $2.0 million equity investment in us by Pharmacia. A total of 723,195 shares were purchased in January 2000, 45 days after the execution of the agreement. The stock purchase agreement also provides for a standstill period of thirty (30) months during which Pharmacia and its subsidiaries will not purchase additional shares of ours, other than those provided for under any existing agreements between the companies, without our prior written consent. This standstill period will terminate earlier if certain actions are taken by other parties to acquire more than a 9.99% interest in our stock or if any other party announces their intention to assume control of us, whether by tender offer, merger, proxy contest or otherwise.

          As of December 31, 2000, our accumulated deficit was approximately $88.2 million. There can be no assurance that we will ever achieve or be able to maintain either significant revenues from product sales or profitable operations.

RESULTS OF OPERATIONS

          We had total net revenues of $4,513,000, $4,760,000 and $16,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The increase from 1998 to 1999 was attributable to the ISV-900 license fee received from Pharmacia in 1999. The net revenues in 2000 included the impact of the implementation of Staff Accounting Bulletin 101 (SAB 101). SAB 101 included new guidelines from the Securities and Exchange Commission regarding revenue recognition of non-refundable up-front license fees, such as the $4,750,000 net licensing fee we received from Pharmacia in 1999. To implement SAB 101, the net licensing fee from Pharmacia, previously recognized as revenue in 1999, was deferred in our cumulative effect of accounting change and was amortized over the term of the ongoing research and development activities. As a result, we recorded a charge for the cumulative effect of the change in accounting principle of $4,486,000 as of January 1, 2000. Upon the termination of the related licensing agreement in December 2000, the remaining unamortized deferred revenue was recognized. Amortization of revenue deferred in the cumulative effect was $4,486,000 of the total net revenues for 2000.

          We earned royalty income of $27,000, $10,000 and $16,000 for the years ended December 31, 2000, 1999 and 1998, respectively, from sales of AquaSite by CIBA Vision and Global Damon who began selling AquaSite in Korea in 2000. To date, we have not relied on royalty revenues to fund our activities, nor have we received revenues from the sale of products.

          Research and development expenses in 2000 increased 14% to $6.5 million from $5.6 million in 1999, which was a 14% decrease from $6.6 million in 1998. The increase in 2000 primarily related to outside laboratory services supporting the ISV-401, 402 and 403 antibiotic programs and a 13% increase in R&D headcount. The decrease in 1999 was primarily due to lower compensation and related costs from a reduction in R&D headcount, which occurred in November 1998.

          Cost reimbursement increased 13% to $4.8 million in 2000 from $4.2 million in 1999. This increase reflects cost reimbursement by Pharmacia for the ISV-900 and ISV-402 programs in 2000, in addition to the ISV-205 program. The increase to $4.2 million in 1999 from $0.4 million in 1998 represented the start of the ISV-205 cost reimbursement by Pharmacia.

          General and administrative expenses increased 13% in 2000 to $2.6 million from $2.3 million in 1999 and decreased 14% in 1999 to $2.3 million from $2.7 million in 1998. The increase in 2000 from 1999 mainly reflected the increase in finance, investor relations and public relations consulting and activities. The decrease in 1999 as compared to 1998 was primarily due to lower personnel related and facility costs. The lower facility cost reflected the sublease of a portion of unused office space beginning in January 1999. The sublease term is consistent with the base lease, which is through 2001.

          Net interest and other income was $791,000, $85,000, and $299,000 in 2000, 1999, and 1998, respectively. These fluctuations are due principally to changes in average cash balances. Interest earned in the future will be dependent on our funding cycles and prevailing interest rates.

          We had a net loss for the year ended December 31, 2000 of $3.4 million, a net income of $1.1 million in 1999 and incurred a net loss of $8.6 million in 1998. The net income in 1999 is mainly the result of licensing revenue of $4.8 million and cost reimbursement of $4.2 million received from Pharmacia.


LIQUIDITY AND CAPITAL RESOURCES

          Through 1995, we financed our operations primarily through private placements of preferred stock totaling approximately $32 million and an October 1993 initial public offering of Common Stock, which resulted in net proceeds of approximately $30 million. After 1995, we financed our operations primarily through a January 1996 private placement of Common Stock and warrants resulting in net proceeds of approximately $4.7 million and an April 1996 public offering which raised net proceeds of approximately $8.1 million. In accordance with a July 1996 agreement with B&L, we received a total of $2.0 million from the sale of Common Stock in August 1996 and 1997. In September 1997, we completed a $7.0 million private placement of 7,000 shares of redeemable convertible Series A Preferred Stock resulting in net proceeds of approximately $6.5 million. In January 1999, we entered into a transaction with Pharmacia from which we received a total of $3.5 million from the sale of Common Stock in January and

September. In November 1999, we entered into another transaction with Pharmacia from which we received a $5.0 million licensing fee and, in January 2000, received $2.0 million from the sale of Common Stock. In April 2000, we received $0.6 million from the exercise of warrants issued as part of the 1995 private placement. In May 2000, we completed a private placement of Common Stock and warrants from which we raised net proceeds of approximately $13.0 million. During 2000, we also received $243,000 from the issuance of Common Stock related to the exercise of stock options and sales of Common Stock through our Employee Stock Purchase Plan. At December 31, 2000, we had cash and cash equivalents totaling $18.9 million. It is our policy to invest these funds in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt.

          For the year ended December 31, 2000, cash used for operating activities and to acquire capital equipment, was $3.7 million. For the year ended December 31, 1999, cash provided by operating activities, less cash used to acquire capital equipment, was $1.8 million and for the year ended December 31, 1998, cash used for operating activities and additions to capital equipment was $7.8 million. Of those amounts, $450,000, $88,000, and $25,000 were for additions to laboratory and other property and equipment in 2000, 1999 and 1998, respectively. In 1999, we sold the equipment and improvements we had installed at B&L's Tampa facility, to B&L for $410,000, which resulted in a loss on the sale of $107,000. In 1998, we had recognized an impairment in the value of this equipment of $87,000. This also resulted in a decrease in 1998, in both laboratory and other equipment and accumulated depreciation of $764,000.

          Our future capital expenditures and requirements will depend on numerous factors, including the progress of our research and development programs and preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, changes in our existing collaborative and licensing relationships, our ability to establish additional collaborative arrangements, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, acquisition of new businesses, products and technologies, the completion of commercialization activities and arrangements, the timing of additional product development and the purchase of additional property and equipment. Starting in 1997, we wrote-off our fully depreciated assets. This resulted in a decrease in both property and equipment and accumulated depreciation of $44,000, $0.3 million and $1.3 million in 2000, 1999 and 1998, respectively, with no change in net property and equipment.

          We do not anticipate any material capital expenditures to be incurred for environmental compliance in fiscal year 2001. Based on our good environmental compliance record to date, and our current compliance with applicable environmental laws and regulations, environmental compliance is not expected to have a material adverse effect on our operations.

          We believe our cash and cash equivalents will be sufficient to meet our operating expenses and cash requirements through 2001. We may require substantial additional funds prior to reaching sustained profitability, and we may seek private or public equity investments, future collaborative agreements, and possibly research funding to meet such needs. Even if we do not have an immediate need for additional cash, we may seek access to the private or public equity markets if and when we believe conditions are favorable. We have a Form S-3 registration statement on file with the SEC that may be used to obtain up to $40.0 million in additional funds if market conditions are favorable. However, there is no assurance that we will be able to place securities using this registration statement, or that additional funds will be available to us in other forms to finance our operations, on acceptable terms, or at all.


ITEM 7a.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

          The following discusses our exposure to market risk related to changes in interest rates.

          We invest our excess cash in investment grade, interest-bearing securities. At December 31, 2000, we had $18.9 million invested in money market mutual funds. While a hypothetical decrease in market interest rates by 10 percent from the December 31, 2000 levels would cause a decrease in interest income, it would not result in a loss of the principal. Additionally, the decrease in interest income would not be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The following Consolidated Financial Statements and Report of Independent Auditors are included on the pages that follow:

                                                                      Page
                                                                      ----
Report of Independent Auditors                                         31

Consolidated Statements of Operations                                  32
Years Ended December 31, 2000, 1999 and 1998

Consolidated Balance Sheets - December 31, 2000 and 1999               33

Consolidated Statements of Stockholders' Equity (Deficit)              34
Years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows                                  35
Years Ended December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements                          36-45

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
InSite Vision Incorporated

We have audited the accompanying consolidated balance sheets of InSite Vision Incorporated as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InSite Vision Incorporated at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, in 2000, the Company changed its method of accounting for the recognition of up front technology license fees when ongoing research and development services will be performed.


                                                    /s/  Ernst & Young LLP

Palo Alto, California
February 2, 2001
except for Note 9 as to which the date is February 12, 2001

                                  INSITE VISION INCORPORATED
                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Year Ended December 31,
                                                                     ----------------------------------------
(in thousands, except per share amounts)                               2000           1999            1998
                                                                     --------       --------        --------
Revenues:
     License fee                                                     $  4,486       $  4,750        $     -
     Royalties                                                             27             10             16
                                                                     --------       --------        -------
         Total                                                          4,513          4,760             16
Operating expenses:
     Research and development                                           6,453          5,645          6,588
     Cost reimbursement                                                 4,779          4,248            361
                                                                     --------       --------        -------
     Research and development, net                                      1,674          1,397          6,227
     General and administrative                                         2,584          2,293          2,656
                                                                     --------       --------        -------
         Total                                                          4,258          3,690          8,883
                                                                     --------       --------        -------
Income (loss) from operations                                             255          1,070         (8,867)
Interest and other income (expense), net                                  791             85            299
                                                                     --------       --------        -------
Net income (loss) before taxes                                          1,046          1,155         (8,568)
Income tax provision                                                        -              5              -
                                                                     --------       --------        -------
Net income (loss) before cumulative effect of accounting                1,046          1,150         (8,568)
change
Cumulative effect of accounting change                                 (4,486)             -              -
                                                                     --------       --------        -------
Net income (loss)                                                      (3,440)         1,150         (8,568)
Non-cash preferred dividend                                                 3             22            514
                                                                     --------       --------        -------
Net income (loss) applicable to common stockholders                  $ (3,443)      $  1,128        $(9,082)
                                                                     ========       ========        =======

Basic income (loss) per share:
Net income (loss) per share applicable to common
  stockholders before cumulative effect of
  accounting change                                                  $   0.04       $   0.06        $ (0.60)
Cumulative effect of accounting change                                  (0.19)             -              -
                                                                     --------       --------        -------
Net income (loss) per share applicable to common
stockholders                                                         $  (0.15)      $   0.06        $ (0.60)
                                                                     ========       ========        =======

Diluted income (loss) per share:
Net income (loss) per share applicable to common
  stockholders before cumulative effect of
  accounting change                                                  $   0.04       $   0.06        $ (0.60)
Cumulative effect of accounting change                                  (0.18)             -              -
                                                                     --------       --------        -------
Net income (loss) per share applicable to common
stockholders                                                         $  (0.14)      $   0.06        $ (0.60)
                                                                     ========       ========        =======

Pro-forma amounts assuming the accounting change is applied retroactively:

Net income (loss) applicable to common stockholders                  $  1,043       $ (3,358)       $(9,082)
                                                                     ========       ========        =======
Net income (loss) per share applicable to common
stockholders, basic
   and diluted                                                       $   0.04       $  (0.17)       $ (0.60)
                                                                     ========       ========        =======

Shares used to calculate basic net income (loss) per share             23,574         19,285         15,079
                                                                     ========       ========        =======
Shares used to calculate diluted net income (loss) per share           24,483         19,856         15,079
                                                                     ========       ========        =======

Shares used to calculate pro-forma basic net income (loss)
per share                                                              23,574         19,285         15,079
                                                                     ========       ========        =======
Shares used to calculated pro-forma diluted net income
(loss) per share                                                       24,483         19,285         15,079
                                                                     ========       ========        =======

See accompanying notes to consolidated financial statements.

                  INSITE VISION INCORPORATED

                  CONSOLIDATED BALANCE SHEETS

                                                                            December 31,
                                                                      -------------------------
(in thousands, except share and per share amounts)                      2000             1999
                                                                      ---------       ---------
ASSETS
Current assets:
    Cash and cash equivalents                                         $  18,904       $   6,746
    Prepaid expenses and other current assets                               605             598
                                                                      ---------       ---------
Total current assets                                                     19,509           7,344

Property and equipment, at cost:
     Laboratory and other equipment                                         647             204
     Leasehold improvements                                                   9              10
     Furniture and fixtures                                                   3               -
                                                                      ---------       ---------
                                                                            659             214
Accumulated depreciation                                                    168              95
                                                                      ---------       ---------
                                                                            491             119
                                                                      ---------       ---------
Total assets                                                          $  20,000       $   7,463
                                                                      =========       =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                 $     181       $     119
     Accrued liabilities                                                    376             534
     Accrued compensation and related expense                               647             524
                                                                      ---------       ---------
Total current liabilities                                                 1,204           1,177

Long-term notes payable                                                      26               -

Commitments (Note 3)

Redeemable preferred stock, $0.01 par value, 5,000,000 shares authorized; no shares issued and outstanding at December
   31, 2000 and 1999                                                          -              30

Common stockholders' equity:
     Common stock, $0.01 par value, 60,000,000 shares authorized;
        24,853,767 issued and outstanding at December 31, 2000;
        20,298,923 issued and outstanding at December 31, 1999              248             203
     Additional paid-in capital                                         106,976          90,807
     Notes receivable from stockholder                                     (257)              -
     Accumulated deficit                                                (88,197)        (84,754)
                                                                      ---------       ---------
Common stockholders' equity                                              18,770           6,256
                                                                      ---------       ---------

Total liabilities, redeemable preferred stock and
stockholders' equity (deficit)                                        $  20,000       $   7,463
                                                                      =========       =========


See accompanying notes to consolidated financial statements.

                                    INSITE VISION INCORPORATED

                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                               NOTE
                                                             ADDITIONAL      RECEIVABLE                      TOTAL
                                                   COMMON     PAID IN          FROM        ACCUMULATED    STOCKHOLDER'S
 (dollars in thousands)                            STOCK      CAPITAL       STOCKHOLDER      DEFICIT     EQUITY (DEFICIT)
                                                ---------   -----------    ------------    -----------   ----------------
BALANCES, JANUARY 1, 1998                       $    133      $ 78,698      $      -         $(76,800)      $  2,031
Issuance of 50,000 shares of common
stock from exercise of warrants                        1           162             -                -            163
Issuance of 27,195 shares of common
stock Under employee stock purchase plan               -            50             -                -             50
Issuance of 3,495,667 shares of common
stock from conversion of preferred shares             35         6,540             -                -          6,575
Non-employee stock option compensation                 -           155             -                -            155
Net loss and comprehensive loss                        -             -             -           (8,568)        (8,568)
Non-cash preferred dividend                            -             -             -             (514)          (514)
                                                --------      --------      --------         --------       --------
Net loss applicable to common
stockholders                                           -             -             -           (9,082)        (9,082)
                                                --------      --------      --------         --------       --------
BALANCES, DECEMBER 31, 1998                          169        85,605      $      -         $(85,882)      $   (108)
Issuance of 1,942,419 shares of common
stock to Pharmacia & Upjohn in private
placements                                            19         3,480             -                -          3,499


Issuance of 33,073 shares of common
stock from exercise of options and
employee stock purchase plan                           -            40             -                -             40
Issuance of 1,471,416 shares of common
stock from conversion of preferred shares             15         1,488             -                -          1,503
Non-employee stock option compensation                 -           194             -                -            194
Net income and comprehensive income                    -             -             -            1,150          1,150
Non-cash preferred dividend                            -             -             -              (22)           (22)
                                                --------      --------      --------         --------       --------
Net income applicable to common
stockholders                                           -             -             -            1,128          1,128
                                                --------      --------      --------         --------       --------
BALANCES, DECEMBER 31, 1999                     $    203      $ 90,807      $      -         $(84,754)      $  6,256
Issuance of 723,195 shares of common
stock to Pharmacia & Upjohn in private
placements                                             7         1,993             -                -          2,000
Issuance of 192,308 shares of common
stock from exercise of warrants                        2           623             -                -            625
Issuance of 3,349,722 shares of common
stock in a private placement                          33        13,007             -                -         13,040
Issuance of 261,582 shares of common
stock from exercise of options and
employee stock purchase plan                           3           316          (257)               -             62
Issuance of 28,037 shares of common
stock from conversion of preferred stock               -            33             -                -             33
Non-employee stock option compensation                 -           197             -                -            197
Net loss and comprehensive loss                        -             -             -           (3,440)        (3,440)
Non-cash preferred dividend                            -             -             -               (3)            (3)
                                                --------      --------      --------         --------       --------
Net loss applicable to common stockholders             -             -             -           (3,443)        (3,443)
                                                --------      --------      --------         --------       --------
BALANCES, DECEMBER 31, 2000                     $    248      $106,976      $   (257)        $(88,197)      $ 18,770
                                                ========      ========      ========         ========       ========

See accompanying notes to consolidated financial statements.

                                INSITE VISION INCORPORATED

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Year Ended December 31,
                                                          ------------------------------------
(in thousands)                                             2000           1999           1998
                                                          -------        -------       -------
OPERATING ACTIVITIES:
Net income (loss)                                         $(3,440)      $ 1,150       $(8,568)
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities:
      Depreciation and amortization                           314           505           904
      Loss on sale of property and equipment                    -           107             -
      Changes in:
          Prepaid expenses and other current assets            (7)         (408)          113
          Accounts payable and accrued liabilities             20           494          (260)
                                                          -------        ------        ------
Net cash provided (used) by operating activities           (3,113)        1,848        (7,811)

INVESTING ACTIVITIES:
Sale of property and equipment                                  -           410             -
Purchases of property and equipment                          (450)          (88)          (25)
                                                          -------        ------        ------
Net cash provided (used) by investing activities             (450)          322           (25)

FINANCING ACTIVITIES:
Payment of capital lease obligation                            (6)            -             -
Issuance of common stock, net                              15,727         3,539           213
                                                          -------        ------        ------
Net cash provided by financing activities                  15,721         3,539           213

Net increase (decrease) in cash and cash equivalents       12,158         5,709        (7,623)
Cash and cash equivalents, beginning of period              6,746         1,037         8,660
                                                          -------        ------        ------

Cash and cash equivalents, end of period                  $18,904       $ 6,746       $ 1,037
                                                          =======       =======       =======
Supplemental disclosures:
     Non-cash preferred dividends                         $     3       $    22       $   514
                                                          =======       =======       =======
     Non-cash conversion of redeemable preferred
     stock to common stock                                $    33       $ 1,503       $ 6,575
                                                          =======       =======       =======
     Capital lease obligation incurred                    $    39       $     -       $     -
                                                          =======       =======       =======

See accompanying notes to consolidated financial statements.

                           INSITE VISION INCORPORATED

                   Notes to Consolidated Financial Statements
                                December 31, 2000



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

        Until 1999, the Company had incurred losses since its inception. The Company expects to incur substantial additional development costs including costs related to clinical trials and manufacturing expenses. As a result, the Company will require substantial additional funds, and until sufficient royalties are generated from sales of the Company's licensed products, the Company may seek collaborative agreements, research funding, and private or public equity or debt financing to meet such needs. If such funds are not available, management may need to reassess its plans. Even if the Company does not have an immediate need for additional cash, it may seek access to the private or public equity markets if and when conditions are favorable. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

        Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Cash and Cash Equivalents. The Company invests its excess cash in investment grade, interest-bearing securities. As of December 31, 2000 and 1999, cash equivalents consisted of money market funds. All cash and cash equivalents are available for sale and stated at fair market value. The Company considers highly liquid investments with original maturities of three months or less as cash equivalents.

        Property and Equipment. Property and equipment is stated at cost, less accumulated depreciation. Depreciation of property and equipment is provided over the estimated useful lives of the respective assets, which range from three to five years, using the straight-line method. Leasehold improvements are amortized over the lives of the related leases or their estimated useful lives, whichever is shorter, using the straight-line method. It is the Company's policy to write-off its fully depreciated assets. This resulted in a decrease in both property and equipment and accumulated depreciation in 2000 and 1999 of $44,000 and $0.3 million, respectively, with no change in net property and equipment. The amortization of the cost of capital lease assets is included in depreciation expense.

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



        Revenue Recognition. Effective January 1, 2000, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", the Company changed its method of accounting for up-front technology license fees when ongoing research and development services will be performed. Previously, on the only such arrangement it had executed, the Company had recognized the up-front fee as revenue upon the effective date of the arrangement. Under the new accounting method adopted retroactive to January 1, 2000, (a) the Company recognized the up-front fee over the expected term of the research and development services, which was 36 months, using the straight-line method. As a result of the termination of this arrangement in December 2000, the Company recognized the then remaining deferred revenue in the fourth quarter of 2000. The cumulative effect of the change on prior years resulted in a charge to operations of $4,486,000, which is included in net loss for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to increase income before the cumulative effect of the accounting change by $ 4,486,000 ($.19 per share). The pro forma amounts presented in the statement of operations were calculated assuming the accounting change was made retroactively to prior periods.

        Accounting for Royalties. Royalties from licensees are based on third-party sales and are recorded as earned in accordance with contract terms, when third party results are reliably measured and collectibility is reasonably assured.

        Accounting for Cost Sharing Agreements. The Company directly reduces expenses for amounts reimbursed pursuant to cost sharing agreements. During 2000, 1999 and 1998, research and development expenses were reduced by $4,779,000, $4,248,000 and $361,000, respectively, for costs reimbursed primarily by Pharmacia Corporation (Pharmacia) and Bausch and Lomb Pharmaceuticals, Inc. (B&L) under the terms of the collaborations described in
Note 2.

        In accordance with SAB 101, the Company recognizes the received cost sharing payments when persuasive evidence of an arrangement exists, the services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured.

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

        In April 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB No. 25." The Company has adopted the provisions of FIN no. 44. The adoption of these provisions did not materially impact the Company's results of operations. Note 6 provides the pro-forma effects on reported net income and earnings per share for 2000, 1999 and 1998 based on the fair value of options and shares granted as prescribed by Statement 123.

        Accounting for Stock Options Exchanged for Services. The Company issues stock options to consultants of the Company in exchange for services. The Company has valued these options using the Black-Scholes option valuation model at each reporting period and has recorded charges to operations over the vesting periods of the individual stock options. Such charges amounted to approximately $197,000, $194,000 and $155,000 in 2000, 1999 and 1998, respectively.

        Earnings (Loss) per Share. Basic and diluted net income (loss) per share information for all periods is presented under the requirement of SFAS No. 128, "Earnings per Share." Basic earnings per share has been computed using the weighted-average number of common shares outstanding during the period, and excludes any dilutive effects of stock options and convertible securities. Potentially dilutive securities have been excluded from the computation of diluted net loss per share in 2000 and 1998, as their inclusion would be antidilutive.

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

(in thousands, except per share amounts)                                 2000       1999       1998
                                                                        ------      ------      -----
Numerator:
   Net income (loss) before cumulative effect of accounting change    $  1,046    $  1,150    $  (8,568)
   Cumulative effect of accounting change                               (4,486)         --           --
                                                                      --------    --------    ---------


   Net income (loss)                                              (3,440)     1,150     (8,568)
   Non-cash preferred dividend                                        (3)       (22)      (514)
                                                               ---------  --------- ----------
   Net earnings (loss) applicable to common stockholders       $  (3,443) $   1,128 $   (9,082)
                                                               =========  ========= ==========
Denominator:
  Denominator for basic earnings (loss) per share -
  weighted-average shares outstanding                             23,574     19,285     15,079
Effect of diluted securities:
  Employee & director stock options, warrants and preferred
  stock warrant (determined using the treasury stock method)         909        260         --
  Convertible preferred stock (using the if-converted method)         --        311         --
                                                               ---------  --------- ----------
          Denominator for diluted earnings per share -
          weighted-average shares outstanding                     24,483     19,856     15,079
                                                              ==========  ========= ==========
Basic earnings (loss) per share                               $    (0.15) $    0.06 $    (0.60)
                                                              ==========  ========= ==========
Diluted earnings (loss) per share                             $    (0.14) $    0.06 $    (0.60)
                                                              ==========  ========= ==========


        Due to the loss from operations, earnings (loss) per share for 1998 is based on the weighted average number of common shares only, as the effect of including equivalent shares from stock options would be anti-dilutive. If the Company had recorded net income, the calculation of earnings per share would have included approximately 2,186,000 common equivalent shares related to the outstanding stock options and warrants (determined using the treasury stock method) and convertible preferred stock (using the if-converted method).

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

        The Company obtains batimastat, the active ingredient for its ISV-615 product candidate, from British Biotech. In December 1996, British Biotech advised the Company that it had discontinued its own development and manufacturing of batimastat. British Biotech has terminated license negotiations with us and is no longer supplying us with batimastat. We are pursuing resumption of the licensing negotiation with British Biotech. Inability to obtain a license would adversely affect the Company's ability to continue the ISV-615 development program.

RECENT ACCOUNTING PRONOUNCEMENTS

      Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amended Statement No. 133 by deferring the effective date to the fiscal year beginning after June 30, 2000. In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment to FASB Statement No. 133" which amended Statement 133 with respect to four specific issues. The Company is required to adopt Statement 133 as amended, for the year ending December 31, 2001. The Company does not expect that the adoption of Statement 133 will have a material effect on its consolidated financial position or results of operations.

2.      LICENSES

        In December 1999, the Company entered into an exclusive worldwide license agreement with INSERM for the diagnostic, prognostic and therapeutic uses of a gene for chronic open angle glaucoma. The Company has paid a licensing fee and will make royalty payments on future product sales, if any.

        On November 11, 1999, the Company entered into a license agreement, stock purchase agreement and credit agreement pursuant to which InSite granted Pharmacia an exclusive worldwide royalty-bearing license to its ISV-900 technology for diagnostic, prognostic and therapeutic applications in the area of glaucoma. The transaction included the following payments from Pharmacia (i) a $5.0 million licensing fee, (ii) up to $5.0 million in research and development payments over a three year period, (iii) royalties on product sales, and (iv) up to $3 million if certain milestones were achieved. In December 2000, the Company and Pharmacia terminated the ISV-900 license agreement and the related credit agreement. All rights that had been granted to Pharmacia were returned to the Company and any future payment obligations by Pharmacia were cancelled.

        The Company recognized $4.8 million as license revenue during the fourth quarter of 1999 ($264,000 on a pro-forma basis), due to the persuasive evidence of the existence of an arrangement, delivery had occurred, the fee was fixed and determinable and collectibility was reasonably assured. The technology represented a separate element of the arrangement that was recognized when the technology was delivered to Pharmacia for commercialization.

        The stock purchase agreement provided for a $2.0 million equity investment by Pharmacia in the Company. A total of 723,195 shares were purchased in January 2000, 45 days after the execution of the agreement. The stock purchase agreement also provided for a standstill period of thirty (30) months during which Pharmacia and its subsidiaries will not purchase additional shares of the Company, other than those provided for under any existing agreements between the companies, without the prior written consent of the Company.

        The credit agreement provided for a $4 million revolving line of credit that would have been available to the Company on November 11, 2001 for a period of three (3) years.

        In August 1999, the Company entered into a license agreement with SSP Co., Inc., a Japanese company, to be the exclusive manufacturer and distributor of AquaSite in Japan. AquaSite is an over-the-counter product that uses the Company's DuraSite technology and demulcents for the symptomatic treatment of dry eye. Under this agreement, the Company received a net amount of $3,000 for materials provided to SSP during 1999.

        In March 1999, the Company entered into a royalty-bearing license agreement with Global Damon, a Korean company, to be the exclusive distributor of AquaSite in the Republic of Korea. Concurrently, the Company entered into a manufacturing agreement with Kukje, a Korean company, to produce the AquaSite to be sold by Global Damon.

        On January 28, 1999, the Company entered into a license agreement and stock purchase agreement pursuant to which InSite granted Pharmacia an exclusive worldwide license to ISV-205 for the treatment of glaucoma. The transaction also called for a equity investments from Pharmacia of $3,500,000 for which they received 1,942,419 shares of common stock in February 1999 and September 1999.

        The Company has a license agreement with CIBA Vision, an ophthalmic company which is an affiliate of CIBA-GEIGY Limited. Under the terms of the agreement, CIBA Vision has co-exclusive rights to manufacture and market AquaSite and ToPreSite in the U.S. and AquaSite in Canada. The Company also has a license agreement with Global Damon, and a manufacturing agreement with Kukje, to produce and sell AquaSite in Korea. Both of the license agreements requires royalty payments on net sales of the licensed products. The Company recognized $27,000, $10,000 and $16,000 of royalty revenue for sales of AquaSite in 2000, 1999 and 1998, respectively.

3.      LEASE COMMITMENTS

        The Company leases its facilities under noncancelable operating lease agreements that expire in 2001. Rent expense was $430,000, $431,000 and $514,000 for 2000, 1999 and 1998, respectively. The 2000 and 1999 rent expense reflects $64,000 and $63,000, respectively, received by the Company related to the January 1999 sublease of a portion of the Company's facility. The sublease continues through the term of the Company's operating lease and provides for annual payments of $64,000 in 2001. As of December 31, 2000, the aggregate future minimum payments under noncancelable leases, not considering amounts to be received under subleasing agreements, is $514,000 in 2001.


4.  INCOME TAXES

        Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31, 2000 and 1999 are as follows (in thousands):

                                                2000            1999
                                               --------       --------
Deferred tax assets:
     Net operating loss carryforwards          $ 25,093       $ 24,508
     Tax credit carryforwards                     3,939          3,392
     Capitalized research and development         7,723          7,404
     Depreciation                                   502            579
     Other                                          175            217
                                               --------       --------
     Total deferred tax assets                   37,432         36,100
Valuation allowance                             (37,432)       (36,100)
                                               --------       --------
Net deferred tax assets                        $      -       $      -
                                               ========       ========


        The valuation allowance increased by $1.3 million and $471,000 during the years ended December 31, 2000 and 1999, respectively.

        At December 31, 2000, the Company has net operating loss carryforwards for federal income tax purposes of approximately $69.0 million, which expire in the years 2002 through 2020 and federal tax credits of approximately $2.4 million which expire in the years 2001 through 2020. The Company also has net operating loss carryforwards for state income tax purposes of approximately $22.0 million which expire in the years 2000 through 2010, and state research and development tax credits of approximately and $1.3 million which carryforward indefinitely.

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

5.      REDEEMABLE PREFERRED STOCK

        In September 1997, the Company received net proceeds of approximately $6.5 million from a private placement of 7,000 shares of Series A Convertible Preferred Stock with a $0.01 par value ("Series A Preferred"). The number of shares of Common Stock issuable upon conversion of the Series A Preferred was equal to the face value of each share of Series A Preferred divided by the lower of the fixed conversion price of $2.127 or a variable conversion price. The variable conversion price was determined by applying a discount, which ranged from 10% for shares converted prior to June 10, 1998, to 17.5% for shares converted after December 7, 1998, to an average of closing bid prices of the Company's common stock at the time of conversion. Such conversion prices are subject to adjustment in accordance with the terms of the Certificate of Designations, Preferences and Rights of the Series A Preferred. The value of the Series A Preferred shares to be converted also included a 6% per annum premium which accrued from the date of issuance until the date of conversion. Three years after issuance, any remaining unconverted preferred shares would have automatically been converted into common stock. As of December 31, 2000, all of the outstanding shares of Series A Preferred have been converted into 5,089,250 shares of common stock. In September 1997, the Company also issued a warrant to purchase 70 shares of Series A Preferred that was subject to the same conversion terms and premium as described above. The warrant was exercised in September 2000, and immediately converted by the holder, using their net exercise right, into 28,037 shares of common stock. Holders of the Series A Preferred had no voting rights, except as required by applicable Delaware law. The Company has authorized 5,000,000 shares of Preferred Stock, 7,070 of which have been designated Series A Preferred. Pursuant to this private placement, 6,000,000 shares of common stock had been reserved for issuance to the holders of the Series A Preferred of which 910,750 shares remain reserved at December 31, 2000.

        For the years ended December 31, 2000, 1999 and 1998, in accordance with SEC Rules and Regulations, the Company reported non-cash preferred dividends of $3,000, $22,000 and $514,000, respectively. The dividends are related to the discount at which Series A Preferred could be converted to common stock and the 6% per annum premium, payable in additional common stock, earned on the outstanding Series A Preferred Stock. The dividends are used to determine the net loss per share applicable to common stockholders.

        The following table summarizes information concerning the issuance and conversion of the Series A Preferred Stock (in thousands):

                                                                   Amount
                                                                  --------
             Issuance of 7,000 shares of Series A Preferred
               Stock and a warrant for 70 shares of Series A
               Preferred Stock                                     $ 6,516

             Conversion of 300 shares of Series A Preferred
               Stock into common stock                                (309)
             Non-cash preferred dividend                             1,326
                                                                  --------
             Balance at December 31, 1997                            7,533
             Reduction in accrued stock issuance costs                  39
             Conversion of 5,530 shares of Series A Preferred
               Stock into common stock                              (6,575)
             Non-cash preferred dividend                               514
                                                                  --------
             Balance at December 31, 1998                            1,511
             Conversion of 1,170 shares of Series A Preferred
               Stock into common stock                              (1,503)
             Non-cash preferred dividend                                22
                                                                  --------
             Balance at December 31, 1999                               30
             Non-cash preferred dividend                                 3
             Exercise of 70 warrants for Series A Preferred
              Stock and conversion into common stock                   (33)
                                                                  --------
             Balance at December 31, 2000                         $     --
                                                                  ========


6.      COMMON STOCKHOLDERS' EQUITY

        In May 2000, the Company received net proceeds of $13,040,000 from a private placement of 3,349,722 shares of Common Stock and warrants. Each warrant entitles its holder to purchase shares of the Company's Common Stock for $5.64 per share until April 2004. As of December 31, 2000, warrants to purchase 1,172,381 shares of Common Stock were outstanding. In connection with this private placement the Company also issued the placement agent warrants to purchase 334,972 shares of the Company's Common Stock for $5.01 per share until

April 2004, all of which were outstanding as of December 31, 2000. Also, the Company issued warrants to a placement agent to purchase 150,000 shares of the Company's Common Stock for $5.25 per share until March 2004, all of which were outstanding as of December 31, 2000. These warrants were valued using a Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.85%, volatility of 1.0162 and an expected life of 4 years, resulting in a valuation of $794,000 which has been recorded as an issuance cost.

        In April 2000, and April 1998, the Company received $625,000 and $163,000, respectively, from the exercise of warrants issued as part of a January 1996 private placement. Each warrant entitles its holder to purchase shares of the Company's Common Stock for $3.25 per share until January 2001. As of December 31, 2000, warrants to purchase 125,000 shares of Common Stock were outstanding.

        In January 2000, the Company received $2,000,000 from Pharmacia for the purchase of 723,195 shares of Common Stock in connection with the November 1999 license for the Company's ISV-900 glaucoma genetics program.

        In September 1999, the Company received $1,500,000 from Pharmacia for the purchase of 846,913 shares of Common Stock for a milestone reached in connection with the January 1999 license of the Company's ISV-205 glaucoma product.

        In February 1999, the Company received $2,000,000 from Pharmacia for the purchase of 1,095,506 shares of Common Stock in connection with the January 1999 license for the Company's ISV-205 glaucoma product. The agreement also provides for additional equity purchases by Pharmacia at an average of prevailing market prices if the Company achieves certain milestones, the first of which was reached in September of 1999.


Stock Option Plan.

        At December 31, 2000, a total of 2,706,099 shares of Common Stock were reserved under the 1994 Stock Plan for issuance upon the exercise of options or by direct sale to employees, including officers, directors and consultants. Options granted under the plan expire 10 years from the date of grant and become exercisable at such times and under such conditions as determined by the Company's Board of Directors (generally ratably over four years, with the first 25% vesting after one year). Activity under the 1994 Stock Plan is as follows:


                                                          Shares
                                       Options                                     Weighted Average
                                      Available                                     Exercise Price
                                        for           Option           Option       of Shares Under
                                      Grant        Outstanding         Price            Plan
                                     --------      -----------      ------------   -----------------
Balances at January 1, 1998           286,453        1,665,841      $0.60 - 9.25      $   3.12
Additional shares reserved            265,521                -                 -             -
Granted                               (70,000)          70,000       1.31 - 3.53          2.26
Forfeited                             102,709         (102,709)      2.75 - 6.38          3.93
                                     --------        ---------
Balances at December 31, 1998         584,683        1,633,132       0.60 - 9.25          3.03
Additional shares reserved            336,981                -                               -
Granted                              (715,932)         715,932       1.06 - 2.44          1.28
Exercised                                   -          (13,496)      2.00 - 2.63
                                                                                          1.25
Forfeited                             158,749         (158,749)      0.60 - 6.38          4.69
                                     --------        ---------
Balances at December 31, 1999         364,481        2,176,819       0.60 - 9.25          2.34
Additional shares reserved            405,916                -                               -
Granted                               (98,750)          98,750       4.56 - 5.88          5.05
Exercised                                   -         (241,117)      0.60 - 4.38          1.21
Forfeited                             116,349         (116,349)      1.13 - 6.38          3.94
                                     --------        ---------
Balances at December 31, 2000         787,996        1,918,103      $0.60 - 9.25      $   2.53
                                     ========        =========

The following table summarizes information concerning currently outstanding and exercisable options:

                                      Options Outstanding                    Options Exercisable
                           -------------------------------------------    ---------------------------
                                                Weighted Average
                                          ----------------------------                   Weighted
                              Number       Contractual                      Number         Average
Range of Exercise Prices   Outstanding         Life     Exercise Price     Exercisable  Exercise Price
------------------------   -----------     ----------   --------------     -----------  --------------
     $0.60 - $1.13           686,717          5.98           $0.95         642,077           $0.94
     $1.25 - $2.75           555,452          5.82            2.36         455,628            2.48
     $2.81 - $5.25           592,220          7.02            3.99         425,691            3.86
     $5.50 - $9.25            83,714          6.64            6.22          66,444            6.31
                           ---------          ----           ----        ---------           ------
                           1,918,103          6.29           $2.53       1,589,840           $2.39
                           =========          ====           =====       =========           =====

        The weighted average grant date fair values of options granted during 2000, 1999 and 1998 was $5.05, $1.28 and $2.26, respectively

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

        Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates ranging from 4.64% to 6.87%; volatility factors for the expected market price of the Company's common stock of 1.14, 1.15 and 1.08; and a weighted-average expected life for the options of 4 years.

        For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company's pro forma information follows (in thousands except for loss per share information):

                                                                2000          1999            1998
                                                            ----------      --------        ---------
Net income (loss) applicable to common stockholders
   - as presented                                           $  (3,443)      $   1,128       $  (9,082)
Net loss applicable to common stockholders - pro forma         (4,619)            (35)         (9,681)

Basic net income (loss) per share applicable to common
   stockholders - as presented                                  (0.15)           0.06           (0.60)
Basic net income (loss) per share applicable to common
   stockholders - pro forma                                     (0.20)          (0.00)          (0.64)
Diluted net income (loss) per share applicable to
common stockholders - as presented                              (0.14)           0.06           (0.60)
Diluted net income (loss) per share applicable to
common stockholders -  pro forma                                (0.19)          (0.00)          (0.64)

        The pro forma impact of options on the net income (loss) for 2000, 1999 and 1998 is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional stock option grants.


Employee Stock Purchase Plan.

        On April 1, 1994, employees of the Company began participating in an Employee Stock Purchase Plan which provides the opportunity to purchase Common Stock at prices not more than 85% of market value at the time of purchase. In June 2000, the Company's shareholders approved an additional 85,000 shares of Common Stock be reserved for issuance under the 1994 Employee Stock Purchase Plan. During the years ended December 31, 2000, 1999 and 1998, respectively, 20,465, 19,577 and 27,195 shares of Common Stock were issued pursuant to this plan. At December 31, 2000, an additional 82,888 shares are reserved for issuance under this plan. The effects of this plan on the pro forma disclosures above are not material.

7.      NOTES RECEIVABLE FROM STOCKHOLDER

          In May 2000, the Company issued loans to Dr. Chandrasekaran, the Company's President, Chief Executive Officer (CEO), Chief

Financial Officer (CFO) and Chairman of the Board, related to his exercise of 126,667 options to acquire common stock. The loans are full recourse, have a term of 4 years and bear interest at 7% per annum. Interest payments are due semi-annually and principal payments are due annually. While the 126,667 shares of common stock issued secure the loans, the Company is not limited to these shares to satisfy the loan.


8.      LEGAL PROCEEDINGS

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

9.      SUBSEQUENT EVENT

        In February 2001, the Company filed a shelf registration for the issuance of up to $40.0 million of Common Stock or securities convertible into or exercisable into the Company's Common Stock. The Common Stock, if issued, will be sold through a placement agent.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item with respect to the identification of Directors is hereby incorporated by reference from the information under the caption "Proposal One-Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Stockholders which will be held on June 18, 2001 (the "Proxy Statement").

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

    (3) Exhibits

        The following exhibits are referenced or included in this report.


         Number       Exhibit Table
         -----        -------------
           3.1(1)     Restated Certificate of Incorporation.
           3.2(7)     Amended  and Restated Bylaws.
           4.1(4)     Registration Rights Agreement, dated January 24, 1996 (the
                      "Registration Rights Agreement"), between the Registrant
                      and the investors listed on Schedule 1 thereto.
           4.2(4)     Form of Warrant to Purchase Shares of Common Stock between the Registrant and each of the investors listed on
                      Schedule 1 to the Registration Rights Agreement.
           4.3(10)    Certificate of Designations, Preferences and Rights of
                      Series A Convertible Preferred Stock as filed with the
                      Delaware Secretary of State on September 11, 1997.
           4.4(10)    Certificate of Correction of the Certificate of
                      Designations, Preferences and Rights of Series A
                      Convertible Preferred Stock as filed with the Delaware
                      Secretary of State on September 26, 1997.
          10.1(13)    InSite Vision Incorporated 1994 Employee Stock Purchase Plan (As amended and restated
                      through April 17, 2000).
          10.2(2)     Form of Indemnity Agreement Between the Registrant and its directors and officers.
          10.3(2)     Form of Employee's Proprietary Information and Inventions Agreement.
          10.4(3H)    License Agreement dated as of October 9, 1991 by and between the Company and CIBA
                      Vision Corporation, as amended October 9, 1991.
          10.5(3H)    Letter Agreement dated February 27, 1992 by and among the Company, Columbia
                      Laboratories, Inc. and Joseph R. Robinson, as amended October 23, 1992.
          10.6(2H)    Collaboration Agreement dated as of November 24, 1992 by
                      and between the Company and British Bio-technology
                      Limited.
          10.7(2H)    Collaboration Agreement dated as of April 30, 1993 by and
                      between the Company and British Bio-technology Limited.
          10.8(8)     Facilities Lease, dated September 1, 1996, between the Registrant and Alameda Real
                      Estate Investments.
          10.9(1H)    Agreement dated as of February 15, 1994 by and between the Company and Timm A.
                      Carpenter.
          10.10(9HH)  InSite Vision Incorporated 1994 Stock Option Plan (Amended
                      and Restated as of June 8, 1998).
          10.11(1HH)  Form of InSite Vision Incorporated Notice of Grant of
                      Stock Option and Stock Option Agreement, with Addenda.
          10.12(9HH)  Form of InSite Vision Incorporated Notice of Automatic
                      Option Grant and Non-Employee Director Option Agreement.
          10.13(1)    InSite Vision Incorporated 1994 Employee Stock Purchase Plan.
          10.14(1)    Form of InSite Vision Incorporated Stock Purchase Agreement.
          10.15(1)    Form of InSite Vision Incorporated Employee Stock Purchase Plan Enrollment/Change
                      Form.
          10.16(4)    Letter Agreement dated February 3, 1995 between the Company and David G. Harper.
          10.17(4)    Settlement Agreement and General Release dated March 3, 1995 between the Company and
                      Clifford Orent.
          10.18(5)    Common Stock Purchase Agreement dated January 19, 1996 between the Registrant and the
                      Investors listed on Schedule 1 thereto.
          10.19(6H)   ISV-205 License Agreement dated May 28, 1996 by and
                      between the Company and CIBA Vision Ophthalmics.
          10.20(6H)   ToPreSite License Agreement dated May 28, 1996 by and
                      between the Company and CIBA Vision Ophthalmics.
          10.21(6H)   BetaSite Contract Manufacturing Agreement dated July 18,
                      1996 by and between the Company and Bausch & Lomb
                      Pharmaceuticals, Inc.



          10.22(6H)   PilaSite License Agreement dated July 18, 1996 by and
                      between the Company and Bausch & Lomb Pharmaceuticals,
                      Inc.
          10.23(6H)   Timolol Development Agreement dated July 18, 1996 by and
                      between the Company and Bausch & Lomb Pharmaceuticals,
                      Inc.
          10.24(6H)   Stock Purchase Agreement dated July 18, 1996 by and
                      between the Company and Bausch & Lomb Pharmaceuticals,
                      Inc.
          10.25(10)   Engagement Agreement, dated April 1, 1997, by and between
                      the Company and William Blair & Company LLC.
          10.26(10H)  License Agreement, dated July 1, 1997, by and between the
                      University of Connecticut Health Center and the Company.
          10.27(10H)  License Agreement, dated August 19, 1997, by and between the University of Rochester and the Company.
          10.28(10)   Form of Securities Purchase Agreement, dated September 12,
                      1997, by and among the Company and the Selling
                      Stockholders thereunder.
          10.29(10)   Form of Registration Rights Agreement, dated September 12,
                      1997, by and among the Company and the Selling
                      Stockholders thereunder.
          10.30(10)   Form of Warrant, dated September 12, 1997, to William Blair & Company LLC.
          10.31(11H)  License Agreement, dated January 28, 1999, by and between the Company and Pharmacia &
                      Upjohn AB.
          10.32(11H)  Stock Purchase Agreement, dated January 28, 1999, by and between the Company and Pharmacia & Upjohn AB and
                      Pharmacia & Upjohn, SA.
          10.33(12)   Project Agreement, dated November 11, 1999, by and between the Company and Pharmacia
                      & Upjohn AB.
          10.34(12)   Stock Purchase Agreement, dated November 11, 1999, by and
                      between the Company and Pharmacia & Upjohn AB.
          10.35(12)   Credit Agreement, dated November 11, 1999, by and between the Company and Pharmacia &
                      Upjohn Company.
          10.36(14)   Form of Stock and Warrant Purchase Agreement, dated May 1, 2000 by and among the
                      Company and the purchasers thereto.
          10.37       ISV-900 Project Agreement Termination and Release, dated December 10, 2000, by and between the Company and Pharmacia & Upjohn AB
          10.38       Credit Agreement Termination and Release, dated December 10, 2000 by and between the Company and Pharmacia & Upjohn Company
          23.1        Consent of Ernst & Young LLP, Independent Auditors.
          24.1        Power of Attorney (included in Part IV of this Annual
                      Report on Form 10-K under the caption "Signatures").

1 Incorporated by reference to an exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

2 Incorporated by reference to an exhibit in the Company's Registration Statement on Form S-1 (Registration No. 33-68024) as filed with the Securities and Exchange Commission on August 27, 1993.

3 Incorporated by reference to an exhibit in Amendment No. 1 the Company's Registration Statement on Form S-1 (Registration No. 33-68024) as filed with the Securities and Exchange Commission on September 16, 1993.

4 Incorporated by reference to an exhibit in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

5 Incorporated by reference to an exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

6 Incorporated by reference to an exhibit in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

7 Incorporated by reference to an exhibit in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

8 Incorporated by reference to an exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

9 Incorporated by reference to exhibits in the Company's Registration Statement on Form S-8 (Registration No. 333-60057) as filed with the Securities and Exchange Commission on July 28, 1998.

10 Incorporated by reference to exhibits in the Company's Registration Statement on Form S-3 (Registration No. 333-36673) as filed with the Securities and Exchange Commission on September 29, 1997.

11 Incorporated by reference to an exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

12 Confidential treatment has been granted as to certain portions of this agreement. Such omitted confidential information has been designated by an asterisk and has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, pursuant to an application for confidential treatment.

13 Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-43504) as filed with the Securities and Exchange Commission on August 11, 2000.

14 Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-38266) as filed with the Securities and Exchange Commission on June 1, 2000.

H Confidential treatment has been granted with respect to certain portions of this agreement.

HH    Management contract or compensatory plan.

(b)   Reports on Form 8-K

      None.

(c)   Exhibits

      See list of exhibits under (a)(3) above.

(d)   Financial Statement Schedules

      See (a)(2) above.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2001
                                            INSITE VISION INCORPORATED


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


      Name                                       Capacity                            Date
      ----                                       --------                            ----
/s/    S. Kumar Chandrasekaran             Chairman of the Board, President,    March 30, 2001
------------------------------------       Chief Executive Officer and
    S. Kumar Chandrasekaran, Ph.D.         Chief Financial Officer


/s/ Mitchell H. Friedlaender               Director                             March 30, 2001
------------------------------------
    Mitchell H. Friedlaender, M.D.


/s/ John L. Mattana                        Director                             March 30, 2001
------------------------------------
    John L. Mattana


/s/ Jon S. Saxe                            Director                             March 30, 2001
-------------------------------------
    Jon S. Saxe


/s/ Anders P. Wiklund                      Director                             March 30, 2001
-------------------------------------
    Anders P. Wiklund


                                 EXHIBIT INDEX

         Number       Exhibit Table
         -----        -------------
           3.1(1)     Restated Certificate of Incorporation.
           3.2(7)     Amended  and Restated Bylaws.
           4.1(4)     Registration Rights Agreement, dated January 24, 1996 (the
                      "Registration Rights Agreement"), between the Registrant
                      and the investors listed on Schedule 1 thereto.
           4.2(4)     Form of Warrant to Purchase Shares of Common Stock between the Registrant and each of the investors listed on
                      Schedule 1 to the Registration Rights Agreement.
           4.3(10)    Certificate of Designations, Preferences and Rights of
                      Series A Convertible Preferred Stock as filed with the
                      Delaware Secretary of State on September 11, 1997.
           4.4(10)    Certificate of Correction of the Certificate of
                      Designations, Preferences and Rights of Series A
                      Convertible Preferred Stock as filed with the Delaware
                      Secretary of State on September 26, 1997.
          10.1(13)    InSite Vision Incorporated 1994 Employee Stock Purchase Plan (As amended and restated
                      through April 17, 2000).
          10.2(2)     Form of Indemnity Agreement Between the Registrant and its directors and officers.
          10.3(2)     Form of Employee's Proprietary Information and Inventions Agreement.
          10.4(3H)    License Agreement dated as of October 9, 1991 by and between the Company and CIBA
                      Vision Corporation, as amended October 9, 1991.
          10.5(3H)    Letter Agreement dated February 27, 1992 by and among the Company, Columbia
                      Laboratories, Inc. and Joseph R. Robinson, as amended October 23, 1992.
          10.6(2H)    Collaboration Agreement dated as of November 24, 1992 by
                      and between the Company and British Bio-technology
                      Limited.
          10.7(2H)    Collaboration Agreement dated as of April 30, 1993 by and
                      between the Company and British Bio-technology Limited.
          10.8(8)     Facilities Lease, dated September 1, 1996, between the Registrant and Alameda Real
                      Estate Investments.
          10.9(1H)    Agreement dated as of February 15, 1994 by and between the Company and Timm A.
                      Carpenter.
          10.10(9HH)  InSite Vision Incorporated 1994 Stock Option Plan (Amended
                      and Restated as of June 8, 1998).
          10.11(1HH)  Form of InSite Vision Incorporated Notice of Grant of
                      Stock Option and Stock Option Agreement, with Addenda.
          10.12(9HH)  Form of InSite Vision Incorporated Notice of Automatic
                      Option Grant and Non-Employee Director Option Agreement.
          10.13(1)    InSite Vision Incorporated 1994 Employee Stock Purchase Plan.
          10.14(1)    Form of InSite Vision Incorporated Stock Purchase Agreement.
          10.15(1)    Form of InSite Vision Incorporated Employee Stock Purchase Plan Enrollment/Change
                      Form.
          10.16(4)    Letter Agreement dated February 3, 1995 between the Company and David G. Harper.
          10.17(4)    Settlement Agreement and General Release dated March 3, 1995 between the Company and
                      Clifford Orent.
          10.18(5)    Common Stock Purchase Agreement dated January 19, 1996 between the Registrant and the
                      Investors listed on Schedule 1 thereto.
          10.19(6H)   ISV-205 License Agreement dated May 28, 1996 by and
                      between the Company and CIBA Vision Ophthalmics.
          10.20(6H)   ToPreSite License Agreement dated May 28, 1996 by and
                      between the Company and CIBA Vision Ophthalmics.
          10.21(6H)   BetaSite Contract Manufacturing Agreement dated July 18,
                      1996 by and between the Company and Bausch & Lomb
                      Pharmaceuticals, Inc.



          10.22(6H)   PilaSite License Agreement dated July 18, 1996 by and
                      between the Company and Bausch & Lomb Pharmaceuticals,
                      Inc.
          10.23(6H)   Timolol Development Agreement dated July 18, 1996 by and
                      between the Company and Bausch & Lomb Pharmaceuticals,
                      Inc.
          10.24(6H)   Stock Purchase Agreement dated July 18, 1996 by and
                      between the Company and Bausch & Lomb Pharmaceuticals,
                      Inc.
          10.25(10)   Engagement Agreement, dated April 1, 1997, by and between
                      the Company and William Blair & Company LLC.
          10.26(10H)  License Agreement, dated July 1, 1997, by and between the
                      University of Connecticut Health Center and the Company.
          10.27(10H)  License Agreement, dated August 19, 1997, by and between the University of Rochester and the Company.
          10.28(10)   Form of Securities Purchase Agreement, dated September 12,
                      1997, by and among the Company and the Selling
                      Stockholders thereunder.
          10.29(10)   Form of Registration Rights Agreement, dated September 12,
                      1997, by and among the Company and the Selling
                      Stockholders thereunder.
          10.30(10)   Form of Warrant, dated September 12, 1997, to William Blair & Company LLC.
          10.31(11H)  License Agreement, dated January 28, 1999, by and between the Company and Pharmacia &
                      Upjohn AB.
          10.32(11H)  Stock Purchase Agreement, dated January 28, 1999, by and between the Company and Pharmacia & Upjohn AB and
                      Pharmacia & Upjohn, SA.
          10.33(12)   Project Agreement, dated November 11, 1999, by and between the Company and Pharmacia
                      & Upjohn AB.
          10.34(12)   Stock Purchase Agreement, dated November 11, 1999, by and
                      between the Company and Pharmacia & Upjohn AB.
          10.35(12)   Credit Agreement, dated November 11, 1999, by and between the Company and Pharmacia &
                      Upjohn Company.
          10.36(14)   Form of Stock and Warrant Purchase Agreement, dated May 1, 2000 by and among the
                      Company and the purchasers thereto.
          10.37       ISV-900 Project Agreement Termination and Release, dated December 10, 2000, by and between the Company and Pharmacia & Upjohn AB
          10.38       Credit Agreement Termination and Release, dated December 10, 2000 by and between the Company and Pharmacia & Upjohn Company
          23.1        Consent of Ernst & Young LLP, Independent Auditors.
          24.1        Power of Attorney (included in Part IV of this Annual
                      Report on Form 10-K under the caption "Signatures").

1 Incorporated by reference to an exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

2 Incorporated by reference to an exhibit in the Company's Registration Statement on Form S-1 (Registration No. 33-68024) as filed with the Securities and Exchange Commission on August 27, 1993.

3 Incorporated by reference to an exhibit in Amendment No. 1 the Company's Registration Statement on Form S-1 (Registration No. 33-68024) as filed with the Securities and Exchange Commission on September 16, 1993.

4 Incorporated by reference to an exhibit in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

5 Incorporated by reference to an exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

6 Incorporated by reference to an exhibit in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

7 Incorporated by reference to an exhibit in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

8 Incorporated by reference to an exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

9 Incorporated by reference to exhibits in the Company's Registration Statement on Form S-8 (Registration No. 333-60057) as filed with the Securities and Exchange Commission on July 28, 1998.

10 Incorporated by reference to exhibits in the Company's Registration Statement on Form S-3 (Registration No. 333-36673) as filed with the Securities and Exchange Commission on September 29, 1997.

11 Incorporated by reference to an exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

12 Confidential treatment has been granted as to certain portions of this agreement. Such omitted confidential information has been designated by an asterisk and has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, pursuant to an application for confidential treatment.

13 Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-43504) as filed with the Securities and Exchange Commission on August 11, 2000.

14 Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-38266) as filed with the Securities and Exchange Commission on June 1, 2000.

H Confidential treatment has been granted with respect to certain portions of this agreement.

HH    Management contract or compensatory plan.

(b)   Reports on Form 8-K

      None.

(c)   Exhibits

      See list of exhibits under (a)(3) above.

(d)   Financial Statement Schedules

      See (a)(2) above.