Form 10-Q
period 2001-03-31
INSITE VISION INC
filed 2001-05-15
CIK 802724

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

                         COMMISSION FILE NUMBER 0-22332

                           INSITE VISION INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                     94-3015807
     (State or other jurisdiction)                         (IRS  Employer
   of incorporation or organization)                     Identification No.)


965 ATLANTIC AVENUE, ALAMEDA, CALIFORNIA                       94501
(Address of principal executive offices)                     (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (510) 865-8800

--------------------------------------------------------------------------------
      FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE
                                  LAST REPORT.

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

       The number of shares of Registrant's common stock, $0.01 par value, outstanding as of April 30, 2001: 24,881,937.

--------------------------------------------------------------------------------

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                TABLE OF CONTENTS



                                                                                          Page
                                                                                          ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at
         March 31, 2001 and December 31, 2000.........................................     1

         Condensed Consolidated Statements of Operations
         For the three months ended March 31, 2001 and 2000...........................     2

         Condensed Consolidated Statements of Cash Flows
         For the three months ended March 31, 2001 and 2000...........................     3

         Notes to Condensed Consolidated Financial Statements  .......................     4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations................................     6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................    17


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................................    17

Item 2.  Changes in Securities and Use of Proceeds....................................    17

Item 3.  Defaults Upon Senior Securities..............................................    17

Item 4.  Submission of Matters to a Vote of Security Holders..........................    17

Item 5.  Other Information............................................................    17

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits ....................................................................    17

         Reports on Form 8-K..........................................................    17

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           INSITE VISION INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                      March 31,          December 31,
(in thousands, except share and per share amounts)                                       2001                2000
---------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                        $  16,831           $  18,904
     Prepaid expenses and other current assets                                              610                 605
                                                                                      ---------           ---------
Total current assets                                                                     17,441              19,509

Property and equipment, at cost:
     Laboratory and other equipment                                                         694                 647
     Leasehold improvements                                                                   8                   9
     Furniture & fixtures                                                                     3                   3
                                                                                      ---------           ---------
                                                                                            705                 659
Accumulated depreciation                                                                    213                 168
                                                                                      ---------           ---------
                                                                                            492                 491
                                                                                      ---------           ---------

Total assets                                                                          $  17,933           $  20,000
                                                                                      =========           =========

LIABILITIES, REDEEMABLE PREFERRED STOCK AND COMMON
     STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                 $     135           $     181
     Accrued liabilities                                                                    336                 376
     Accrued compensation and related expense                                               666                 647
                                                                                      ---------           ---------
Total current liabilities                                                                 1,137               1,204

Capital lease obligation, less current portion                                               24                  26

Commitments

Common stockholders' equity:
     Common stock, $0.01 par value, 60,000,000 shares authorized; 24,881,937 issued and outstanding at March 31, 2001; 24,853,767 issued and
       outstanding at December 31, 2000                                                     249                 248
     Additional paid-in-capital                                                         107,036             106,976
     Notes receivable from stockholder                                                     (257)               (257)
     Accumulated deficit                                                                (90,256)            (88,197)
                                                                                      ---------           ---------
Common stockholders' equity                                                              16,772              18,770
                                                                                      ---------           ---------

Total liabilities and common stockholders' equity
                                                                                      $  17,933           $  20,000
                                                                                      =========           =========


----------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

                           INSITE VISION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      Three months ended March 31,
(in thousands, except per share amounts)                                 2001               2000
                                                                                         (Restated)*
----------------------------------------------------------------------------------------------------
Revenues:
     License fees                                                      $     --           $    396
     Royalties                                                                2                  6
                                                                       --------           --------
          Total                                                               2                402

Operating expenses:
     Research and development                                             1,727              1,445
     Cost reimbursement                                                     263              1,201
                                                                       --------           --------
     Research and development, net                                        1,464                244
     General and administrative                                             830                576
                                                                       --------           --------
          Total                                                           2,294                820
                                                                       --------           --------

Loss from operations                                                     (2,292)              (418)

Interest, other income and expense, net                                     233                 82
                                                                       --------           --------

Net loss before cumulative effect of change in
     accounting principle                                                (2,059)              (336)
Cumulative effect of change in accounting principle                          --             (4,486)
                                                                       --------           --------
Net loss                                                                 (2,059)            (4,822)
Non-cash preferred dividends                                                 --                  1
                                                                       --------           --------
Net loss applicable to common stockholders                             $ (2,059)          $ (4,823)
                                                                       ========           ========

Net loss per share basic and diluted:
Net loss before cumulative effect of accounting change                 $  (0.08)          $  (0.02)
Cumulative effect of accounting change                                       --              (0.21)
                                                                       --------           --------
Net loss per share applicable to common stockholders                   $  (0.08)          $  (0.23)
                                                                       ========           ========

Shares used to calculate basic and diluted net loss per share            24,873             21,058
                                                                       ========           ========

No cash dividends were declared or paid during the periods.


----------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

* See footnote two

                           INSITE VISION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Three months ended March 31,
(in thousands)                                                    2001               2000
                                                                                  (Restated)*
---------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                       $ (2,059)          $ (4,822)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Depreciation and amortization                                   80                 82
     Changes in:
          Prepaid expenses and other current assets                  (5)              (398)
          Accounts payable and accrued liabilities                  (66)             1,556
          Deferred revenue                                           --              4,090
                                                               --------           --------
Net cash provided by (used in) operating activities              (2,050)               508


INVESTING ACTIVITIES
Purchases of property and equipment                                 (46)               (43)
                                                               --------           --------
Net cash used in investing activities                               (46)               (43)

FINANCING ACTIVITIES
Issuance of common stock                                             25              2,122
Payment of capital lease obligation                                  (2)                (1)
                                                               --------           --------
Net cash provided by financing activities                            23              2,121

Net increase (decrease) in cash and cash equivalents             (2,073)             2,586
Cash and cash equivalents, beginning of period                   18,904              6,746
                                                               --------           --------

Cash and cash equivalents, end of period                       $ 16,831           $  9,332
                                                               ========           ========

Supplemental disclosures:
     Non-cash preferred dividends                              $     --           $      1
                                                               ========           ========

     Capital lease obligation incurred                         $     --           $     39
                                                               ========           ========


----------------------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

* See footnote two

                           INSITE VISION INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for any future period.

       These financial statements and notes should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - REVENUE RECOGNITION

       Effective January 1, 2000, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", the Company changed its method of accounting for up-front technology license fees when ongoing research and development services will be performed. Previously, on the only such arrangement it had executed, the Company had recognized the up-front fee as revenue upon the effective date of the arrangement. Under the new accounting method adopted retroactive to January 1, 2000, the Company recognized the up-front fee over the expected term of the research and development services, which was 36 months, using the straight-line method. As a result of the termination of this arrangement in December 2000, the Company recognized the then remaining deferred revenue in the fourth quarter of 2000. The cumulative effect of the change on prior years resulted in a charge to operations of $4,486,000, which is included in net loss for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to increase income before the cumulative effect of the accounting change by $ 4,486,000 ($.19 per share).

       The following table is a summary of the quarterly results of operations for the year ended December 31, 2000 (in thousands, except per share amounts) as restated to reflect the adoption of the accounting change described above:

                                                                         2000

                                               First        Second       Third       Fourth       Total
                                              Quarter*      Quarter*    Quarter*     Quarter      Year
                                              ---------------------------------------------------------
Revenues                                         402          398          410        3,303       4,513

Income (loss) from operations                   (418)        (422)      (1,121)       2,216         255

Net income (loss) applicable to common
  stockholders before cumulative effect of
  change in accounting principle                (337)        (253)        (850)       2,483       1,043

Cumulative effect of accounting change        (4,486)          --           --           --      (4,486)
Net income (loss) applicable to common
  stockholders                                (4,823)        (253)        (850)       2,483      (3,443)

Basic earnings (loss) per share:

Net income (loss) per share applicable to
  common stockholders before cumulative
  effect of accounting change                  (0.02)       (0.01)       (0.03)        0.10        0.04

Cumulative effect of accounting change            (0.21)          --           --           --        (0.19)

Net income (loss) per share applicable
  to common stockholders                          (0.23)       (0.01)       (0.03)        0.10        (0.15)

Diluted earnings (loss) per share:

Net income (loss) per share applicable
  to common stockholders before cumulative
  effect of accounting change                     (0.02)       (0.01)       (0.03)        0.10         0.04

Cumulative effect of accounting change            (0.21)          --           --           --        (0.18)

Net income (loss) per share applicable
  to common stockholders                          (0.23)       (0.01)       (0.03)        0.10        (0.14)

Shares used to calculate basic net
  income (loss) per share                        21,058       23,601       24,795       24,843       23,574

Shares used to calculate diluted net
  income (loss) per share                        21,058       23,601       24,795       25,965       24,483

* The first, second and third quarter differ from Form 10Q originally filed with the SEC for the respective periods because of a cumulative accounting change related to the implementation of SAB 101.

NOTE 3 - SUBSEQUENT EVENTS

              In April 2001, we signed a licensing agreement with SSP Co., Ltd. of Tokyo, Japan ("SSP"), for two second generation fluoroquinolones which have indicated increased sensitivity against gram positive and negative bacteria. We have exclusive rights to any products we develop using these compounds, with the exception of Japan, where SSP will retain the rights and the rest of Asia, where we will share joint rights with SSP. One of the compounds, SS734, is currently under development under the designation ISV-403.

              In May 2001, we received notice from Pharmacia Corporation of their intent to terminate the January 1999 licensing agreement we had entered into that granted Pharmacia an exclusive worldwide license for ISV-205 for the treatment of glaucoma. All global development and commercialization rights that had been granted to Pharmacia will be returned to us at the end of a ninety day termination period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The following discussion should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2000.

              Except for the historical information contained herein, the discussion in this Quarterly Report may contain certain forward-looking statements, such as statements of our plans, objectives, expectations and intentions, that involve risks and uncertainties. The cautionary statements made in this Quarterly Report, including those set forth below under the heading "Risk Factors," should be read as being applicable to all relevant forward-looking statements wherever they appear in this Quarterly Report. Our actual results could differ materially from those discussed herein.

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

We are focusing our research and development on the following:

              - expanding our ISV-900 technology for the diagnosis, prognosis and management of glaucoma;

              - ISV-401, a DuraSite formulation of a novel antibiotic not currently used in ophthalmology;

              - ISV-403, a DuraSite formulation of a second generation fluoroquinolone;

              - ISV-205, a DuraSite formulation for the treatment of glaucoma;

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

              ISV-403 is a DuraSite formulation of a second generation fluoroquinolone which we licensed from SSP in April 2001.

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

              To date, we have not received any revenues from the sale of our products, although we have received a small amount of royalties from the sale of products using our licensed technology. With the exception of 1999, we have been unprofitable since our inception due to continuing research and development efforts, including preclinical studies, clinical trials and manufacturing of our product candidates. We have financed our research and development activities and operations primarily through private and public placement of our equity securities and, to a lesser extent, from collaborative agreements.

              In December 2000, Pharmacia terminated our November 1999 ISV-900 licensing agreement. As a result of this termination, we will now be responsible for all marketing and further development activities related to the ISV-900 program. We have developed and are implementing a detailed marketing plan intended to support a launch of a glaucoma genetic test in the second half of 2001.

              As part of the December 2000 termination of our ISV-900 licensing agreement with Pharmacia, we also terminated the credit agreement. The credit agreement, entered into in November of 1999, provided for a $4.0 million revolving line of credit to be made available to us on November 11, 2001 for a period of three (3) years.

              In May 2001, we received notice from Pharmacia of their intent to terminate the January 1999 licensing agreement we had entered into that granted Pharmacia an exclusive worldwide license for ISV-205 for the treatment of glaucoma. All global development and commercialization rights that had been granted to Pharmacia will be returned to us at the end of a ninety day termination period. We will be seeking a new corporate partner to assist us in moving this program forward.

              As of March 31, 2001, our accumulated deficit was approximately $90.3 million. There can be no assurance that we will ever achieve or be able to maintain either significant revenues from product sales or profitable operations.

RESULTS OF OPERATIONS

              We earned revenues of $2,000 in the first quarter of 2001, from sales of AquaSite(R) by CIBA Vision and certain key components of AquaSite to Kukje Pharma Ind. Co., Ltd., our AquaSite manufacturing partner in Korea. We earned $402,000 in the first quarter of 2000, from the amortization of licensing fees received from

Pharmacia for ISV-900 and sales of AquaSite by CIBA Vision. To date, we have not relied on such revenues to fund our activities. The ISV-900 license agreement was terminated in December 2000 and we will no longer receive any payments thereunder.

              Research and development expenses increased to $1.7 million from $1.4 million for the first quarter of 2001 compared to the first quarter of 2000. This 20% increase reflects a 22% increase in R&D headcount mainly to support the preparation of an Investigational New Drug (IND) application for ISV-401. Additionally, costs were incurred in the first quarter of 2001 for new research collaborations to further the development of the ISV-014 intra-scleral drug delivery device. Cost reimbursement decreased 78% to $263,000 in the first quarter of 2001 from $1.2 million in the comparable period of 2000. This reflects the termination of the ISV-900 licensing agreement with Pharmacia that provided for reimbursement of the on-going development costs for the program. Also, costs reimbursed under the January 1999, ISV-205 licensing agreement decreased consistent with our level of activity on the program. The ISV-205 agreement was terminated in May 2001 and we will no longer receive any payments thereunder.

              General and administrative expenses increased to $830,000 during the first quarter of 2001 from $576,000 during the first quarter of 2000. This increase was due to the initiation of sales and marketing activities for the ISV-900 genetic diagnostic, legal costs related to licensing activities and our other public filings.

              Net interest and other income was $233,000 and $82,000 in the first quarter of 2001 and 2000, respectively. These fluctuations are due principally to changes in average cash balances. Interest earned in the future will be dependent on our funding cycles and prevailing interest rates.

              We incurred net losses applicable to common stockholders before cumulative effect of a change in accounting principle of $2.1 million and $337,000 during the first quarter of 2001 and 2000, respectively. The increase for the first quarter of 2001 compared to 2000 was due primarily to the decrease in reimbursement of research expenses by Pharmacia, our increased R&D expenses related to the ISV-401 program and our increased G&A expenses as we prepare for the launch of the ISV-900 product. We may incur substantial additional losses over the next several years. These losses are expected to fluctuate from period to period based primarily on the level of our product development and clinical activities, our ability to enter into a collaboration to our ISV-205 product and the level of third-party reimbursement and milestone payments received by us, if any.

LIQUIDITY AND CAPITAL RESOURCES

              Through 1995, we financed our operations primarily through private placements of preferred stock, totaling approximately $32 million, and an October 1993 public offering of Common Stock, which resulted in net proceeds of approximately $30 million. After 1995, we financed our operations primarily through a January 1996 private placement of Common Stock and warrants resulting in net proceeds of approximately $4.7 million and an April 1996 public offering which raised net proceeds of approximately $8.1 million. In accordance with a July 1996 agreement between Bausch & Lomb Pharmaceuticals, Inc. (B&L) and us, we received a total of $2.0 million from the sale of Common Stock in August 1996 and 1997. In September 1997, we completed a $7.0 million private placement of 7,000 shares of Series A Redeemable Convertible Preferred Stock (Series A preferred stock) for which net proceeds were approximately $6.5 million. In January 1999, we entered into a transaction with Pharmacia from which we received a total of $3.5 million from the sale of Common Stock in January 1999 and September 1999. In November 1999, we entered into another transaction with Pharmacia from which we received a $5.0 million licensing fee and, in January 2000, received $2.0 million from the sale of 723,195 shares of Common Stock. In April 2000, we received $625,000 from the issuance of Common Stock from the exercise of warrants issued as part of the January 1996 private placement. In May 2000, we completed a private placement of Common Stock and warrants resulting in net proceeds of approximately $13.0 million.

              At March 31, 2001, we had cash and cash equivalents totaling $16.8 million compared to $18.9 million as of December 31, 2000. It is our policy to invest these funds in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt.

              The net cash used in operating activities of $2.1 million in the three months ended March 31, 2001 from December 31, 2000, related primarily to increased net research and development expenditures as a result of a decrease in received cost reimbursements.

              We purchased $46,000 of laboratory and other equipment in the first quarter of 2001 compared with $43,000 in the first quarter of 2000. We also entered into a $39,000 capital lease for certain laboratory equipment in the first quarter of 2000.

              We received $25,000 and $122,000 in the first quarter of 2001 and 2000, respectively, from the issuance of Common Stock from the exercise of stock options by employees. In the first quarter of 2000, we received $2.0 million from the issuance of Common Stock to Pharmacia pursuant to the November 1999 Stock Purchase Agreement.

              Our future capital expenditures and requirements will depend on numerous factors, including the progress of our research and development programs and preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, our ability to establish additional collaborative arrangements, particularly for our ISV-205 product, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in our existing collaborative and licensing relationships, acquisition of new businesses, products and technologies, the completion of commercialization activities and arrangements, and the purchase of additional property and equipment.

              We anticipate no material capital expenditures to be incurred for environmental compliance in fiscal year 2001. Based on our good environmental compliance record to date, and our current compliance with applicable environmental laws and regulations, environmental compliance is not expected to have a material adverse effect on our operations.

              We believe that our cash and cash equivalents will be sufficient to meet our operating expenses and cash requirements beyond the end of 2001. We may require substantial additional funds prior to reaching sustained profitability and we may seek private or public equity investments, future collaborative agreements, and possibly research funding to meet such needs. Even if we do not have an immediate need for additional cash, we may seek access to the private or public equity markets if and when we believe conditions are favorable. There is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, or at all.


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

       - even if safe and effective, are too difficult or expensive to manufacture or market;

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


WE WILL REQUIRE SIGNIFICANT ADDITIONAL FUNDING FOR OUR CAPITAL REQUIREMENTS AND WE MAY HAVE DIFFICULTY RAISING ADDITIONAL FUNDING


       We will require substantial additional funding to develop and conduct testing on our potential products. We will also require additional funding to support our sales and marketing efforts for our ISV-900 product and if we decide to independently manufacture or market any of our other products, including our ISV-205 product. Our future capital requirements depend upon many factors, including:

       - the cost of establishing a marketing organization for ISV-900 and the related promotional activities;

       -      the progress of our research and development programs;

       -      the progress of preclinical and clinical testing;

       - changes in, or termination of, our existing collaboration or licensing arrangements;

       - whether we manufacture and market any of our other products ourselves;

       - our ability to establish additional corporate partnerships to develop, manufacture and market our potential products, including our ISV-205 product;

       -      the time and cost involved in obtaining regulatory approvals;

       - the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

       -      competing technological and market developments; and

       -      the purchase of additional capital equipment.

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


WE HAVE A HISTORY OF OPERATING LOSSES AND WE EXPECT TO CONTINUE TO HAVE LOSSES IN THE FUTURE

       We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that did not prove to have commercial potential. As of March 31, 2001, our accumulated deficit was approximately $90.3 million. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties from sales of our licensed products.

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

       Following the termination of our ISV-900 agreement in December 2000, we have begun to develop a marketing organization focused on the launch of our ISV-900 product. We do not plan on establishing a dedicated sales force or a marketing organization for our other product candidates and plan to primarily use external marketing and sales resources even for ISV-900. We also rely on third parties for clinical testing or product development. In addition, in May 2001, we received notice from Pharmacia of their intent to terminate the January 1999 licensing agreement we had entered into that granted Pharmacia an exclusive worldwide license for ISV-205 for the treatment of glaucoma. We now must enter into another third party collaboration agreement for the development, marketing and sale of the ISV-205 product. There can be no assurance that we will be successful in finding a new corporate partner for our ISV-205 program or that any collaboration will be successful, either of which could significantly harm our business. If we are to successfully develop and commercialize our product candidates, including ISV-205, we will be required to enter into arrangements with one or more third parties that will:

       -      provide for Phase II and/or III clinical testing;

       - obtain or assist us in other activities associated with obtaining regulatory approvals for our product candidates; and

       -      market and sell our products, if they are approved.

       We plan to market and sell the ISV-900 product mainly using external marketing and sales resources that may include:

       -      marketing consultants;

       -      contract sales organizations;

       -      a network of key ophthalmic clinicians; and

       -      other resources with ophthalmic expertise.

       We may not be able to enter into arrangements with third parties with ophthalmic or diagnostic industry experience on acceptable terms or at all. If we are not successful in concluding such arrangements on acceptable terms, we may be required to establish our own sales force and significantly expand our marketing organization, despite the fact that we have no experience in sales, marketing or distribution. Even if we do not enter into collaborative relationships, as we have recently experience with Pharmacia, these relationships may be forcing us to seek other alternatives. We may not be able to build a marketing staff or sales force and our sales and marketing efforts may not be cost-effective or successful.

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

WE HAVE NO EXPERIENCE IN PERFORMING THE ANALYTICAL PROCEDURES RELATED TO GENETIC TESTING AND NEED TO ESTABLISH A COMMERCIAL AGREEMENT WITH THIRD PARTIES TO PERFORM THESE PROCEDURES, AND IF WE ARE UNABLE TO ESTABLISH AN AGREEMENT, WE WILL HAVE TO ESTABLISH OUR OWN REGULATORY COMPLAINT ANALYTICAL PROCESS FOR GENETIC TESTING

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

       Clinical laboratories must adhere to Good Laboratory Practice regulations that are strictly enforced by the FDA on an ongoing basis through its facilities inspection program. Should we be required to perform the analytical procedures for genetic testing ourselves, we:

       - will be required to expend significant amounts of capital to install an analytical capability;

       -      will be subject to the regulatory requirements described above;
              and

       -      will require substantial additional capital.

       Therefore, we may not be able to perform any procedures related to the ISV-900 product successfully or in a timely or cost-effective manner.

WE RELY ON A SOLE SOURCE FOR SOME OF THE RAW MATERIALS IN OUR PRODUCTS, AND THE RAW MATERIALS WE NEED MAY NOT BE AVAILABLE TO US

       We have been dependent upon British Biotech for the supply of batimastat. Batimastat is the active drug incorporated into our ISV-615 product candidate. British Biotech has terminated license negotiations with us and is no longer supplying us with batimastat. We are pursuing resumption of licensing negotiations with British Biotech. If we cannot obtain batimastat from British Biotech we most likely will not have any source of ongoing raw materials for ISV-615 and we may be forced to discontinue this program.

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

       Our success depends upon developing and maintaining a competitive advantage in the development of products and technologies in our areas of focus. We have many competitors in the United States and abroad, including pharmaceutical, biotechnology and other companies with varying resources and degrees of concentration in the ophthalmic market. Our competitors may have existing products or products under development which may be technically superior to ours or which may be less costly or more acceptable to the market. Competition from these companies is intense and is expected to increase as new products enter the market and new technologies become available. Many of our competitors have substantially greater financial, technical, marketing, manufacturing and human resources. In addition, they may also succeed in developing technologies and products that are more effective, safer, less expensive or otherwise more commercially acceptable than any which we have or will develop. Our competitors may obtain cost advantages, patent protection or other intellectual property rights that would block or limit our ability to develop our potential products. Our competitors may also obtain regulatory approval for commercialization of their products more effectively or rapidly than we will. If we decide to manufacture and market our products by ourselves, we will be competing in areas in which we have limited or no experience such as manufacturing efficiency and marketing capabilities. See "-- We have no experience in commercial manufacturing and need to establish manufacturing relationships with third parties, and if contract manufacturing is not available to us or does not satisfy regulatory requirements, we will have to establish our own regulatory compliant manufacturing capability."


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


MANAGEMENT AND PRINCIPAL STOCKHOLDERS MAY BE ABLE TO EXERT SIGNIFICANT CONTROL ON MATTERS REQUIRING APPROVAL BY OUR STOCKHOLDERS

       As of March 31, 2001, our management and principal stockholders together beneficially owned approximately 25% of our outstanding shares of common stock. As a result, these stockholders, acting together, may be able to effectively control all matters requiring approval by our stockholders, including the election of a majority of our directors and the approval of business combinations.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The following discusses our exposure to market risk related to changes in interest rates.

       We invest our excess cash in investment grade, interest-bearing securities. At March 31, 2001, we had approximately $16.8 million invested in money market mutual funds. While a hypothetical decrease in market interest rates by 10 percent from the March 31, 2001 levels would cause a decrease in interest income, it would not result in a loss of the principal. Additionally, the decrease in interest income would not be material.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5. OTHER INFORMATION

       In May 2001, we received notice from Pharmacia of their intent to terminate the January 1999 licensing agreement we had entered into that granted Pharmacia an exclusive worldwide license for ISV-205 for the treatment of glaucoma. All global development and commercialization rights that had been granted to Pharmacia will be returned to us at the end of a ninety day termination period.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)     See Exhibit Index on page 19.


b) We filed a Report on Form 8-K on February 6, 2001 concerning the following events: (i) the issuance of a press release and distribution of a letter to our stockholders; (ii) the issuance of a press release relating to the filing of a shelf registration statement on Form S-3; and
       (iii) the issuance of a press release relating to the return of all rights for the ISV-900 technology to us. We also filed a report on Form 8-K on May 14, 2001 concerning the issuance of a press release relating to our first quarter financial results, our return of rights for the ISV-205 technology to us and other updates about our programs.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             INSITE VISION INCORPORATED


Dated: May 15, 2001                     by:   /s/ S. Kumar Chandrasekaran, Ph.D.
                                              ----------------------------------

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

EXHIBIT INDEX

EXHIBIT NUMBER              DESCRIPTION
--------------              -----------
      10.39(1)              Placement Agent Agreement with Ladenburg, Thalmann & Co. Inc.
                            dated January 9, 2001.

----------
(1) Incorporated by reference to an exhibit to our Registration Statement on Form S-3 (Registration No. 333-54912) as filed with the Securities and Exchange Commission on February 2, 2001.