Form 10-Q
period 2001-06-30
INSITE VISION INC
filed 2001-08-14
CIK 802724

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

        The number of shares of Registrant's common stock, $0.01 par value, outstanding as of July 31, 2001: 24,907,409.


================================================================================

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE MONTHS ENDED JUNE 30, 2001

                                TABLE OF CONTENTS



                                                                                  Page
                                                                                  ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets at
        June 30, 2001 and December 31, 2000....................................... 1

        Condensed Consolidated Statements of Operations
        For the three and six months ended June 30, 2001 and 2000................. 2

        Condensed Consolidated Statements of Cash Flows
        For the six months ended June 30, 2001 and 2000........................... 3

        Notes to Condensed Consolidated Financial Statements  .................... 4

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations............................. 5

Item 3. Quantitative and Qualitative Disclosures About Market Risk................16


PART II. OTHER INFORMATION

Item 1. Legal Proceedings.........................................................16

Item 2. Changes in Securities and Use of Proceeds.................................16

Item 3. Defaults Upon Senior Securities...........................................16

Item 4. Submission of Matters to a Vote of Security Holders.......................17

Item 5. Other Information.........................................................17

Item 6.  Exhibits and Reports on Form 8-K

        Exhibits..................................................................17

        Reports on Form 8-K.......................................................17

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           INSITE VISION INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      June 30,          December 31,
(in thousands, except share and per share amounts)                     2001                2000
---------------------------------------------------------------------------------------------------
                                                                     (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                        $    14,490       $    18,904
     Prepaid expenses and other current assets                                792               605
                                                                      -----------       -----------
Total current assets                                                       15,282            19,509

Property and equipment, at cost:
     Laboratory and other equipment                                           823               647
     Leasehold improvements                                                    72                 9
     Furniture & fixtures                                                       3                 3
                                                                      -----------       -----------
                                                                              898               659
Accumulated depreciation                                                      233               168
                                                                      -----------       -----------
                                                                              665               491
                                                                      -----------       -----------

Total assets                                                          $    15,947       $    20,000
                                                                      ===========       ===========

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                 $       298       $       181
     Accrued liabilities                                                      315               376
     Accrued compensation and related expense                                 729               647
                                                                      -----------       -----------
Total current liabilities                                                   1,342             1,204

Capital lease obligation, less current portion                                 22                26

Commitments

Common stockholders' equity:
     Common stock, $0.01 par value, 60,000,000
       shares authorized; 24,907,409 issued and
       outstanding at June 30, 2001; 24,853,767 issued
       and outstanding at December 31, 2000                                   249               248
     Additional paid-in-capital                                           107,114           106,976
     Notes receivable from stockholder                                       (257)             (257)
     Accumulated deficit                                                  (92,523)          (88,197)
                                                                      -----------       -----------
Common stockholders' equity                                                14,583            18,770
                                                                      -----------       -----------

Total liabilities and common stockholders' equity
                                                                      $    15,947       $    20,000
                                                                      ===========       ===========

----------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

                           INSITE VISION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three months ended June 30,       Six months ended June 30,
(in thousands, except per share amounts)            2001            2000               2001            2000
                                                                  (Restated)                        (Restated)
                                                                      *                                 *
--------------------------------------------------------------------------------------------------------------
Revenues:
     License fees                                $        -       $      396      $         -       $      792
     Royalties                                            1                2                3                8
                                                 ----------       ----------       ----------       ----------
          Total                                           1              398                3              800

Operating expenses:
     Research and development                         1,867            1,588            3,594            3,033
     Cost reimbursement                                 266            1,525              529            2,726
                                                 ----------       ----------       ----------       ----------
     Research and development, net                    1,601               63            3,065              307
     General and administrative                         833              757            1,663            1,333
                                                 ----------       ----------       ----------       ----------
          Total                                       2,434              820            4,728            1,640
                                                 ----------       ----------       ----------       ----------

Loss from operations                                 (2,433)            (422)          (4,725)            (840)

Interest, other income and expense, net                 167              170              400              252
                                                 ----------       ----------       ----------       ----------

Net loss before cumulative effect of change
   in accounting principle                           (2,266)            (252)          (4,325)            (588)
Cumulative effect of change in accounting
   principle                                              -                -                -           (4,486)
                                                 ----------       ----------       ----------       ----------
Net loss                                             (2,266)            (252)          (4,325)          (5,074)
Non-cash preferred dividends                              -                1                -                2
                                                 ----------       ----------       ----------       ----------

Net loss applicable to common stockholders       $   (2,266)      $     (253)      $   (4,325)      $   (5,076)
                                                 ==========       ==========       ==========       ==========

Net loss per share basic and diluted:
Net loss before cumulative effect of
   accounting change                             $    (0.09)      $    (0.01)      $    (0.17)      $    (0.03)
Cumulative effect of accounting change                    -                -                -            (0.20)
                                                 ----------       ----------       ----------       ----------
Net loss per share applicable to common
   stockholders                                  $    (0.09)      $    (0.01)      $    (0.17)      $    (0.23)
                                                 ==========       ==========       ==========       ==========

Shares used to calculate basic and diluted
   net loss per share                                24,891           23,601           24,882           22,329
                                                 ==========       ==========       ==========       ==========


No cash dividends were declared or paid during the periods.

----------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.

*  See footnote two.

                           INSITE VISION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          Six months ended June 30,
(in thousands)                                              2001              2000
                                                                           (Restated)
                                                                               *
-------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                  $   (4,325)      $   (5,074)
Adjustments to reconcile net loss to net cash used
in operating activities:
     Depreciation and amortization                               190              143
     Changes in:
          Prepaid expenses and other current assets             (187)            (425)
          Accounts payable and accrued liabilities                70            1,202
          Deferred revenue                                         -            3,694
                                                          ----------       ----------
Net cash used in operating activities                         (4,252)            (460)


INVESTING ACTIVITIES
Purchases of property and equipment                             (205)            (307)
                                                          ----------       ----------
Net cash used in investing activities                           (205)            (307)

FINANCING ACTIVITIES
Issuance of common stock                                          47           15,609
Payment of capital lease obligation                               (4)              (2)
                                                          ----------       ----------
Net cash provided by financing activities                         43           15,607

Net increase (decrease) in cash and cash equivalents          (4,414)          14,840
Cash and cash equivalents, beginning of period                18,904            6,746
                                                          ----------       ----------

Cash and cash equivalents, end of period                  $   14,490       $   21,586
                                                          ==========       ==========

Supplemental disclosures:
     Non-cash preferred dividends                    $             -       $        2
                                                          ==========       ==========

     Capital lease obligation incurred               $             -       $       39
                                                          ==========       ==========


----------------------------------------------------------
See accompanying notes to condensed consolidated financial statements.


*  See footnote two.

                           INSITE VISION INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for any future period.

        These financial statements and notes should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - REVENUE RECOGNITION

        Effective January 1, 2000, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", we changed our method of accounting for up-front technology license fees when ongoing research and development services will be performed. Previously, on the only such arrangement it had executed, we had recognized the up-front fee as revenue upon the effective date of the arrangement. Under the new accounting method adopted retroactive to January 1, 2000, we recognized the up-front fee over the expected term of the research and development services, which was 36 months, using the straight-line method. As a result of the termination of this arrangement in December 2000, we recognized the then remaining deferred revenue in the fourth quarter of 2000. The cumulative effect of the change on prior years resulted in a charge to operations of $4,486,000, which is included in net loss for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to increase income before the cumulative effect of the accounting change by $ 4,486,000 ($0.19 per share).


NOTE 3 - LICENSE AGREEMENTS

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

        In May 2001 Pharmacia Corporation terminated the January 1999 licensing agreement we had entered into that granted Pharmacia an exclusive worldwide license for ISV-205 for the treatment of glaucoma. All global development and commercialization rights that had been granted to Pharmacia were returned to us at the end of a ninety-day termination period.

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

        -       ISV-014, a retinal drug delivery device; and

        - ISV-616, a DuraSite formulation for the treatment of diabetic retinopathy and macular degeneration.

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

        Our glaucoma genetics program is being carried out in collaboration with academic researchers. This program focuses on discovering genes that are associated with glaucoma and the mutations on these genes that cause the disease. The application of this genetic information may enable the development of new glaucoma diagnostic, prognostic and management tools. To date, our academic collaborators have identified genes associated with primary open-angle glaucoma (the most prevalent form of the disease in adults), juvenile glaucoma and primary congenital glaucoma. We have developed a diagnostic/prognostic technology, ISV-900, capable of identifying multiple glaucoma genetic markers from a single sample. We are developing our sales and marketing plans for ISV-900, which we are preparing for launch.

        The development of the ISV-205 product candidate is another beneficiary of our glaucoma genetics research. This DuraSite formulation contains a drug that has been shown in cell and organ culture systems to inhibit the production of a protein that appears to cause glaucoma. A Phase IIa human clinical trial of 136 subjects demonstrated that, in volunteers pre-treated with a steroid, ISV-205 reduced the number of subjects with clinically significant intraocular pressure elevations by 75% compared with placebo (p=0.01). A Phase IIb human clinical trial was conducted in 233 subjects with ocular hypertension. Genetic information was collected on the subjects using the ISV-900 glaucoma genetic test and the subjects were dosed twice a day for six months with ISV-205. The

ISV-900 glaucoma genetic test detected the TIGR mt-1 and m-11 mutations in approximately 70% of the ocular hypertensives participating in the study. In patients with the TIGR mt-1 mutation, 0.1% ISV-205 was statistically significantly more effective than placebo in lowering intraocular pressure (IOP) (p=0.008). These effects were not seen in patients without the TIGR mt-1 mutation. ISV-205 was similar to placebo in ocular safety and comfort in all patients. We are planning further clinical study before filing for product approval with the U.S. Food and Drug Administration (FDA) and there is no guarantee that similar clinical results will be achieved.

        ISV-401 is a DuraSite formulation of an antibiotic that has not previously been used in ophthalmology. ISV-401 contains an antibiotic that is effective for gram-negative and gram-positive bacteria and may enable reduced dosing frequency. ISV-401 may be effective for a broad-spectrum of bacteria and may enable physicians the ability to use it to treat a variety of ophthalmic diseases. We have submitted an Investigational New Drug Application (IND) to the FDA for this product, which has cleared the 30-day waiting period, and anticipate entering into Phase I clinical trials during the third quarter of 2001.

        ISV-403 is a DuraSite formulation of a second generation fluoroquinolone which we licensed from SSP in April 2001.

        ISV-014 is a device designed to provide controlled, non-surgical delivery of ophthalmic drugs to the retina and surrounding tissues. We are continuing to enhance the device and are collaborating with various academic researchers to perform invivo experiments delivering products with a variety of molecular sizes to retinal tissues. The combination of this device technology with polymer-based drug platforms may permit long-term delivery of therapeutic agents to treat several retinal diseases that currently cannot be effectively treated.

        ISV-616 is a DuraSite-based formulation of a compound that may inhibit the growth of new blood vessels. This compound may be a treatment for such retinal diseases as diabetic retinopathy or macular degeneration. We are performing limited formulation and pre-clinical testing of ISV-616 in collaboration with the pharmaceutical company that developed the compound.

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

        In December 2000, Pharmacia terminated our November 1999 ISV-900 licensing agreement. As a result of this termination, we will now be responsible for all marketing and further development activities related to the ISV-900 program. We have developed and are implementing a detailed marketing plan intended to support a launch of a glaucoma genetic test.

        As part of the December 2000 termination of our ISV-900 licensing agreement with Pharmacia, we also terminated the credit agreement with Pharmacia. The credit agreement, entered into in November of 1999, provided for a $4.0 million revolving line of credit to be made available to us on November 11, 2001 for a period of three (3) years.

        In May 2001, Pharmacia terminated the January 1999 licensing agreement we had entered into that granted Pharmacia an exclusive worldwide license for ISV-205 for the treatment of glaucoma. All global development and commercialization rights that had been granted to Pharmacia were returned to us at the end of a ninety-day termination period. We will be seeking a new corporate partner to assist us in moving this program forward.

        As of June 30, 2001, our accumulated deficit was approximately $92.5 million. There can be no assurance that we will ever achieve or be able to maintain either significant revenues from product sales or profitable operations.


RESULTS OF OPERATIONS

        We earned royalties of $1,000 and $2,000 in the second quarters of 2001 and 2000, respectively, and $3,000 and $8,000 for the six months ended June 30, 2001 and June 30, 2000, respectively. These royalties were from sales of AquaSite(R) by CIBA Vision and Kukje Pharma Ind. Co., Ltd., our AquaSite manufacturing partner in Korea. We earned $396,000 in the second quarter of 2000, and $792,000 for the six months ended June 30, 2000, from the amortization of licensing fees received from Pharmacia for ISV-900. To date, we have not relied on such revenues to fund our activities. The ISV-900 license agreement was terminated in December 2000 and we will no longer receive any payments thereunder.

        Research and development expenses were $1.9 million and $1.6 million for the second quarter of 2001 and 2000, respectively, and $3.6 million and $3.0 million for the six months ended June 30, 2001 and June 30, 2000, respectively. This 18% increase, for both the quarter and six month periods, reflects a 15% increase in R&D headcount mainly to support the preparation of an Investigational New Drug (IND) application for ISV-401. Additionally, costs were incurred in the first six months of 2001 for pre-clinical studies related to ISV-401 and new research collaborations to further the development of the ISV-014 intra-scleral drug delivery device. Cost reimbursement decreased 83% to $266,000 in the second quarter of 2001 from $1.5 million in the comparable period of 2000, and 81% to $529,000 from $2.7 million for the six months ended June 30, 2001 and June 30, 2000, respectively. This reflects the termination of several programs we had with Pharmacia in 2000, including the ISV-900 licensing agreement that provided for reimbursement of the on-going development costs for the program, and ISV-402 which incorporated an antibiotic developed by Pharmacia in DuraSite. Also, costs reimbursed under the January 1999, ISV-205 licensing agreement decreased consistent with our level of activity on the program. The ISV-205 agreement was terminated in May 2001 and we will no longer receive any payments thereunder.

        General and administrative expenses increased to $833,000 during the second quarter of 2001 from $757,000 during the second quarter of 2000, and to $1.7 million from $1.3 million for the six months ended June 30, 2001 and June 30, 2000, respectively. Of this increase, approximately $162,000 and $213,000 for the quarter and six months ended June 30, 2001, respectively, related to the external cost of the initiation of sales and marketing activities for the ISV-900 genetic diagnostic. The remainder of the increase reflects legal costs related to licensing activities and our other public filings.

        Net interest, other income and expense was $167,000 and $170,000 in the second quarter of 2001 and 2000, respectively, and $400,000 and $252,000 for the six months ended June 30, 2001 and June 30, 2000, respectively. These fluctuations are due principally to changes in average cash balances. Interest earned in the future will be dependent on our ability to raise financing and prevailing interest rates.

        We incurred net losses applicable to common stockholders before cumulative effect of a change in accounting principle of $2.3 million and $0.3 million during the second quarter of 2001 and 2000, respectively, and $4.3 million and $0.6 million for the six months ended June 30, 2001 and June 30, 2000, respectively. The increased loss for the second quarter, and six month period, of 2001 compared to 2000 was due primarily to the decrease in reimbursement of research expenses by Pharmacia, our increased R&D expenses related to the ISV-401 and ISV-014 programs and our increased G&A expenses as we prepare for the launch of the ISV-900 product. We may incur substantial additional losses over the next several years. These losses are expected to fluctuate from period to period based primarily on the level of our product development and clinical activities, our ability to enter into a collaboration for our ISV-205 product and the level of third-party reimbursement and milestone payments received by us, if any.

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

        At June 30, 2001, we had cash and cash equivalents totaling $14.5 million compared to $18.9 million as of December 31, 2000. It is our policy to invest these funds in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt.

        The net cash used in operating activities of $4.3 million in the six months ended June 30, 2001 from December 31, 2000, related primarily to increased net research and development expenditures as a result of a decrease in received cost reimbursements.

        We purchased $205,000 of laboratory and other equipment in the first six months of 2001 compared with $307,000 in the first six months of 2000. We also entered into a $39,000 capital lease for certain laboratory equipment in the first six months of 2000.

        We received $47,000 and $165,000 in the first six months of 2001 and 2000, respectively, from the issuance of Common Stock from the exercise of stock options by employees and purchases made through our employee stock purchase plan. In addition to the $13.0 million we received as part of a private placement in the first six months of 2000, we received $2.0 million from the issuance of Common Stock to Pharmacia pursuant to the November 1999 Stock Purchase Agreement, and $625,000 from the exercise of warrants.

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



WE HAVE A HISTORY OF OPERATING LOSSES AND WE EXPECT TO CONTINUE TO HAVE LOSSES IN THE FUTURE

        We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that did not prove to have commercial potential. As of June 30, 2001, our accumulated deficit was approximately $92.5 million. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties or other revenues from sales of our products.

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

        Following the termination of our ISV-900 agreement in December 2000, we have begun to develop a marketing organization focused on the launch of our ISV-900 product. We do not plan on establishing a dedicated sales force or a marketing organization for our other product candidates and plan to primarily use external marketing and sales resources even for ISV-900. We also rely on third parties for clinical testing or product development. In addition, in May 2001, Pharmacia terminated the January 1999 licensing agreement we had entered into that granted Pharmacia an exclusive worldwide license for ISV-205 for the treatment of glaucoma. We now must enter into another third party collaboration agreement for the development, marketing and sale of the ISV-205 product or develop, market and sell the product ourselves. There can be no assurance that we will be successful in finding a new corporate partner for our ISV-205 program or that any collaboration will be successful, either of which could significantly harm our business. If we are to successfully develop and commercialize our product candidates, including ISV-205, we will be required to enter into arrangements with one or more third parties that will:

        -       provide for Phase II and/or Phase III clinical testing;

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

        We may not be able to enter into arrangements with third parties with ophthalmic or diagnostic industry experience on acceptable terms or at all. If we are not successful in concluding such arrangements on acceptable terms, we may be required to establish our own sales force and significantly expand our marketing organization, despite the fact that we have no experience in sales, marketing or distribution. Even if we do enter into collaborative relationships, as we have recently experienced with Pharmacia, these relationships can be terminated forcing us to seek alternatives. We may not be able to build a marketing staff or sales force and our sales and marketing efforts may not be cost-effective or successful.

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

        We have no experience manufacturing products for commercial purposes. We have a pilot facility licensed by the State of California to manufacture a number of our products for Phase I and Phase II clinical trials. Any delays or difficulties that we may encounter in establishing and maintaining a relationship with qualified manufacturers to produce, package and distribute our finished products may harm our clinical trials, regulatory filings, market introduction and subsequent sales of our products.

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



WE RELY ON A SOLE SOURCE FOR SOME OF THE RAW MATERIALS IN OUR PRODUCTS, AND THE RAW MATERIALS WE NEED MAY NOT BE AVAILABLE TO US

        We have been dependent upon British Biotech for the supply of batimastat. Batimastat is the active drug incorporated into our ISV-615 product candidate. British Biotech has terminated license negotiations with us and is no longer supplying us with batimastat. We have not resumed licensing negotiations with British Biotech and we may discontinue this program.

        We are dependent upon our development partner for the active drug incorporated into our ISV-616 product candidate. The further development of this product will be dependent upon reaching appropriate agreement with our development partner on future supply of the compound.

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



MANAGEMENT AND PRINCIPAL STOCKHOLDERS MAY BE ABLE TO EXERT SIGNIFICANT CONTROL ON MATTERS REQUIRING APPROVAL BY OUR STOCKHOLDERS

        As of June 30, 2001, our management and principal stockholders together beneficially owned approximately 25% of our outstanding shares of common stock. As a result, these stockholders, acting together, may be able to effectively control all matters requiring approval by our stockholders, including the election of a majority of our directors and the approval of business combinations.



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

        We invest our excess cash in investment grade, interest-bearing securities. At June 30, 2001, we had approximately $14.5 million invested in money market mutual funds. While a hypothetical decrease in market interest rates by 10 percent from the June 30, 2001 levels would cause a decrease in interest income, it would not result in a loss of the principal. Additionally, the decrease in interest income would not be material.

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On June 18, 2001, we held our Annual Meeting of Stockholders at which the stockholders approved:


(1) The election of S. Kumar Chandrasekaran, Ph.D., Mitchell H. Friedlaender, M.D., John L. Mattana, Jon S. Saxe and Anders P. Wiklund to the Board of Directors to serve until the next annual meeting or until their successors are elected and qualified. The following directors received the number of votes set opposite their respective names:


                                               For Election        Withheld         Abstentions
    S. Kumar Chandrasekaran, Ph.D.              17,656,315        1,190,576          875,888
    Mitchell H. Friedlaender, M.D.              18,532,103          314,788              100
    John L. Mattana                             18,490,303          356,588           41,900
    Jon S. Saxe                                 18,517,903          328,988           14,300
    Anders P. Wiklund                           18,527,203          319,688            5,000


(2) The ratification of our appointment of Ernst & Young LLP as our independent certified public accountants for the 2001 fiscal year. Such proposal received 18,707,031 votes for ratification, 90,900 against ratification and 48,960 absentions.


ITEM 5. OTHER INFORMATION.

        None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)      None.


b) We filed a report on Form 8-K on May 14, 2001 concerning the issuance of a press release relating to our first quarter financial results, the termination by Pharmacia of our ISV-205 agreement and other general company program updates.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  INSITE VISION INCORPORATED


Dated:  August 14, 2001       by: /s/ S. Kumar Chandrasekaran, Ph.D.
                                  ----------------------------------

                                  S. Kumar Chandrasekaran, Ph.D.
                                  Chairman of the Board,
                                  Chief Executive Officer and
                                  Chief Financial Officer
                                  (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX

        None.