Form 10-Q
period 2001-09-30
INSITE VISION INC
filed 2001-11-14
CIK 802724

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

                         COMMISSION FILE NUMBER 0-22332

                           INSITE VISION INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                    94-3015807
     (State or other jurisdiction                        (IRS  Employer
   of incorporation or organization)                   Identification No.)


965 ATLANTIC AVENUE, ALAMEDA, CALIFORNIA                      94501
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

        The number of shares of Registrant's common stock, $0.01 par value, outstanding as of October 29, 2001: 24,907,409.


--------------------------------------------------------------------------------

                          QUARTERLY REPORT ON FORM 10-Q

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                                Page
                                                                                ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets at
        September 30, 2001 and December 31, 2000...................................1

        Condensed Consolidated Statements of Operations
        For the three and nine months ended September 30, 2001 and 2000............2

        Condensed Consolidated Statements of Cash Flows
        For the nine months ended September 30, 2001 and 2000......................3

        Notes to Condensed Consolidated Financial Statements  .....................4

Item 2. Management's Discussion and Analysis of

        Financial Condition and Results of Operations..............................5

Item 3. Quantitative and Qualitative Disclosures About Market Risk................17


PART II. OTHER INFORMATION

Item 1. Legal Proceedings.........................................................17

Item 2. Changes in Securities and Use of Proceeds.................................17

Item 3. Defaults Upon Senior Securities...........................................17

Item 4. Submission of Matters to a Vote of Security Holders.......................17

Item 5. Other Information.........................................................17

Item 6. Exhibits and Reports on Form 8-K..........................................17

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           INSITE VISION INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            September 30,      December 31,
(in thousands, except share and per share amounts)              2001                2000
-------------------------------------------------------------------------------------------
                                                             (Unaudited)
ASSETS
Current assets:

     Cash and cash equivalents                                $  11,942          $  18,904
     Prepaid expenses and other current assets                      853                605
                                                              ---------          ---------
Total current assets                                             12,795             19,509

Property and equipment, at cost:
     Laboratory and other equipment                                 947                647
     Leasehold improvements                                          69                  9
     Furniture & fixtures                                             3                  3
                                                              ---------          ---------
                                                                  1,019                659
Accumulated depreciation                                            282                168
                                                              ---------          ---------
                                                                    737                491
                                                              ---------          ---------

Total assets                                                  $  13,532          $  20,000
                                                              =========          =========

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current liabilities:

     Accounts payable                                         $     109          $     181
     Accrued liabilities                                            401                376
     Accrued compensation and related expense                       822                647
                                                              ---------          ---------
Total current liabilities                                         1,332              1,204

Capital lease obligation, less current portion                       20                 26

Commitments

Common stockholders' equity:
     Common stock, $0.01 par value, 60,000,000 shares
       authorized; 24,907,409 issued and
       outstanding at September 30, 2001;
       24,853,767 issued and
       outstanding at December 31, 2000                             249                248
     Additional paid-in-capital                                 107,167            106,976
     Notes receivable from stockholder                             (257)              (257)
     Accumulated deficit                                        (94,979)           (88,197)
                                                              ---------          ---------
Common stockholders' equity                                      12,180             18,770
                                                              ---------          ---------

Total liabilities and common stockholders' equity             $  13,532          $  20,000
                                                              =========          =========


See accompanying notes to condensed consolidated financial statements.

                           INSITE VISION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three months ended September 30,     Nine months ended September 30,
                                                      2001             2000              2001              2000
                                                                    (Restated)                           (Restated)
(in thousands, except per share amounts)                                 *                                   *
---------------------------------------------------------------------------------------------------------------------
Revenues:
     License fees                                   $     --          $    396          $     --          $  1,188
     Royalties                                             1                14                 4                22
                                                    --------          --------          --------          --------
          Total                                            1               410                 4             1,210

Operating expenses:
     Research and development                          1,880             1,839             5,474             4,872
     Cost reimbursement                                  164               978               693             3,704
                                                    --------          --------          --------          --------
     Research and development, net                     1,716               861             4,781             1,168
     Selling, general and administrative                 847               670             2,510             2,003
                                                    --------          --------          --------          --------
          Total                                        2,563             1,531             7,291             3,171
                                                    --------          --------          --------          --------

Loss from operations                                  (2,562)           (1,121)           (7,287)           (1,961)

Interest, other income and expense, net                  105               272               505               524
                                                    --------          --------          --------          --------

Net loss before cumulative effect of change
   in accounting principle                            (2,457)             (849)           (6,782)           (1,437)
Cumulative effect of change in accounting
   principle                                              --                --                --            (4,486)
                                                    --------          --------          --------          --------
Net loss                                              (2,457)             (849)           (6,782)           (5,923)
Non-cash preferred dividends                              --                (1)               --                (3)
                                                    --------          --------          --------          --------

Net loss applicable to common stockholders          $ (2,457)         $   (850)         $ (6,782)         $ (5,926)
                                                    ========          ========          ========          ========

Net loss per share basic and diluted:
Net loss before cumulative effect of
   accounting change                                $  (0.10)         $  (0.03)         $  (0.27)         $  (0.06)
Cumulative effect of accounting change                    --                --                --             (0.20)
                                                    --------          --------          --------          --------
Net loss per share applicable to common
   stockholders                                     $  (0.10)         $  (0.03)         $  (0.27)         $  (0.26)
                                                    ========          ========          ========          ========

Shares used to calculate basic and diluted
   net loss per share                                 24,907            24,795            24,890            23,151
                                                    ========          ========          ========          ========

No cash dividends were declared or paid during the periods.


See accompanying notes to condensed consolidated financial statements.

*  See footnote two.

                           INSITE VISION INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Nine months ended September 30,
(in thousands)                                                2001               2000
                                                                              (Restated)
                                                                                  *
-----------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net loss                                                     $ (6,782)         $ (5,923)
Adjustments to reconcile net loss to
 net cash used in operating activities:

     Depreciation and amortization                                308               227
     Changes in:
          Prepaid expenses and other current assets              (248)              179
          Accounts payable and accrued liabilities                128               801
          Deferred revenue                                         --             3,298
                                                             --------          --------
Net cash used in operating activities                          (6,594)           (1,418)

INVESTING ACTIVITIES

Purchases of property and equipment                              (409)             (423)
                                                             --------          --------
Net cash used in investing activities                            (409)             (423)

FINANCING ACTIVITIES

Issuance of common stock                                           47            15,695
Payment of capital lease obligation                                (6)               (4)
                                                             --------          --------
Net cash provided by financing activities                          41            15,691

Net increase (decrease) in cash and cash equivalents           (6,962)           13,850
Cash and cash equivalents, beginning of period                 18,904             6,746
                                                             --------          --------

Cash and cash equivalents, end of period                     $ 11,942          $ 20,596
                                                             ========          ========

Supplemental disclosures:
     Non-cash preferred dividends                            $     --          $      3
                                                             ========          ========

     Non-cash conversion of redeemable preferred
      stock to common stock                                  $     --          $     33
                                                             ========          ========

     Capital lease obligation incurred                       $     --          $     39
                                                             ========          ========


See accompanying notes to condensed consolidated financial statements.

*  See footnote two.

                           INSITE VISION INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for any future period.

        These financial statements and notes should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE 2 - REVENUE RECOGNITION

        Effective January 1, 2000, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", we changed our method of accounting for up-front technology license fees when ongoing research and development services will be performed. Previously, on the only such arrangement we had executed, we had recognized the up-front fee as revenue upon the effective date of the arrangement. Under the new accounting method adopted retroactive to January 1, 2000, we recognized the up-front fee over the expected term of the research and development services, which was 36 months, using the straight-line method. As a result of the termination of this arrangement in December 2000, we recognized the then remaining deferred revenue in the fourth quarter of 2000. The cumulative effect of the change on prior years resulted in a charge to operations of $4,486,000, which is included in net loss for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to increase income before the cumulative effect of the accounting change by $4,486,000 ($0.19 per share).

NOTE 3 - LICENSE AGREEMENTS

        In April 2001, we signed a licensing agreement with SSP Co., Ltd. of Tokyo, Japan ("SSP"), for two next generation fluoroquinolones which have indicated increased sensitivity against gram positive and negative bacteria. We have exclusive rights to any products we develop using these compounds, with the exception of Japan, where SSP will retain the rights and the rest of Asia, where we will share joint rights with SSP. One of the compounds, SS734, is currently under development under the designation ISV-403.

        In May 2001, Pharmacia Corporation terminated the January 1999 licensing agreement we had entered into that granted Pharmacia an exclusive worldwide license for ISV-205 for the treatment of glaucoma. All global development and commercialization rights that had been granted to Pharmacia were returned to us at the end of a ninety-day termination period.

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

        In September 2001, we announced the launch in the United States of OcuGene(TM), our first commercial product based on our ISV-900 technology for the diagnosis, prognosis and management of primary open angle glaucoma (POAG). The OcuGene glaucoma genetic test is the first commercialized genetic test that screens for the presence of a promoter region mutation and several coding region mutations of the TIGR gene.

        Primary open angle glaucoma usually affects people over the age of forty. Current glaucoma tests are generally unable to detect the disease before substantial damage to the optic nerve has occurred. Gene-based tests may make it possible to identify patients at risk and initiate treatment before permanent optic nerve damage and vision loss occurs.

        A clinical study published in the September 2001 issue of Clinical Genetics, showed a correlation between the presence of the promoter region mutation in individuals with POAG and a more aggressive form of glaucoma including more visual field damage. Published studies have also shown the correlation of the coding region mutations included in our test and a high probability of developing glaucoma.

        We are focusing our research and development on the following:

        - expanding our ISV-900 technology for the diagnosis, prognosis and management of glaucoma;

        -       ISV-205, a DuraSite formulation for the treatment of glaucoma;

        - ISV-401, a DuraSite formulation of a novel antibiotic not currently used in ophthalmology;

        - ISV-403, a DuraSite formulation of a next generation fluoroquinolone;

        -       ISV-014, a retinal drug delivery device; and

        - ISV-616, a DuraSite formulation for the treatment of diabetic retinopathy and macular degeneration.

        We are collaborating with academic researchers to develop new diagnostic, prognostic and management tools for primary congenital, juvenile and primary open angle glaucomas, in addition to our OcuGene glaucoma genetic test. Primary congenital glaucoma is an inherited eye disorder and is one of the leading causes of blindness and visual impairment affecting infants. A gene-based diagnostic kit may allow early detection of the disease before considerable irreversible damage has occurred and may improve the ability to treat it successfully.

        Our glaucoma genetics program is being carried out in collaboration with academic researchers. This program focuses on discovering genes that are associated with glaucoma and the mutations on these genes that cause the disease. The application of this genetic information has led to our OcuGene glaucoma genetic test and may enable the development of other new glaucoma diagnostic, prognostic and management tools. To date, our academic collaborators have identified genes associated with primary open-angle glaucoma (the most prevalent form of the disease in adults), juvenile glaucoma and primary congenital glaucoma.

        The development of our ISV-205 product candidate is another beneficiary of our glaucoma genetics research. This DuraSite formulation contains a drug that has been shown in cell and organ culture systems to inhibit the production of a protein that appears to cause glaucoma. A Phase IIa human clinical trial of 136 subjects demonstrated that, in volunteers treated with a steroid, ISV-205 reduced the number of subjects with clinically significant intraocular pressure elevations by 75% compared with placebo (p=0.01). A Phase IIb human clinical trial was conducted in 233 subjects with ocular hypertension. Genetic information was collected on the subjects using our ISV-900 technology and the subjects were dosed twice a day for six months with ISV-205. In patients with the TIGR mt-1 mutation, 0.1% ISV-205 was statistically significantly more effective than placebo in lowering intraocular pressure (IOP) (p=0.008). These effects were not seen to the same extent in patients without the TIGR mt-1 mutation. ISV-205 was similar to placebo in ocular safety and comfort in all patients. We are planning further clinical studies before filing for product approval with the U.S. Food and Drug Administration (FDA) and there is no guarantee that similar clinical results will be achieved.

        ISV-401 is a DuraSite formulation of an antibiotic that has not previously been used in ophthalmology. ISV-401 contains an antibiotic that is effective for gram-negative and gram-positive bacteria and may enable reduced dosing frequency. ISV-401 may be effective for a broad-spectrum of bacteria and may enable physicians the ability to use it to treat a variety of ophthalmic diseases. In September 2001, we entered into a Phase I clinical trial, and initial results indicate that the formulations tested were safe and well tolerated. Additional clinical studies are currently being planned.

        ISV-403 is a DuraSite formulation of a next generation fluoroquinolone, which we licensed from SSP in April 2001. We are currently conducting formulation optimization activities and other pre-clinical testing necessary to file an Investigational New Drug (IND) Application with the FDA.

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

        In December 2000, Pharmacia terminated our November 1999 ISV-900 licensing agreement. As a result of this termination, we will now be responsible for all marketing and further development activities related to our ISV-900 program. The launch of our OcuGene glaucoma genetic test is underway and we are implementing a detailed marketing plan intended to support the launch.

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

        As of September 30, 2001, our accumulated deficit was approximately $95.0 million. While we have announced the launch of our OcuGene glaucoma genetic test, there can be no assurance that we will ever achieve or be able to maintain either significant revenues from product sales or profitable operations.

RESULTS OF OPERATIONS

        We earned royalties of $1,000 and $14,000 in the third quarters of 2001 and 2000, respectively, and $4,000 and $22,000 for the nine months ended September 30, 2001 and September 30, 2000, respectively. These royalties were from sales of AquaSite(R) by CIBA Vision and Kukje Pharma Ind. Co., Ltd., our AquaSite manufacturing partner in Korea. We earned $396,000 in the third quarter of 2000, and $1,188,000 for the nine months ended September 30, 2000, from the ratable recognition of the upfront licensing fees received from Pharmacia for ISV-900. To date, we have not relied primarily on such revenues to fund our activities. The ISV-900 license agreement was terminated in December 2000 and we no longer receive any payments to support this program.

        Research and development expenses were $1.9 million and $1.8 million for the third quarter of 2001 and 2000, respectively. The increase for the third quarter of 2001 reflects a 12% increase in R&D headcount, hired in previous quarters, mainly to support the preparation of an IND application for ISV-401 and the on-going activities required to conduct clinical trials. Also reflected was a decrease in the costs associated with pre-clinical studies related to ISV-401, as the IND was filed with the FDA in June 2001 and the Phase I clinical studies were begun on the program. Cost reimbursement decreased 83% to $164,000 in the third quarter of 2001 from $978,000 in the comparable period of 2000. This reflects the termination of several programs we had with Pharmacia in 2000, including our ISV-900 licensing agreement that provided for reimbursement of the on-going development costs for the program, and ISV-402 that incorporated an antibiotic developed by Pharmacia in DuraSite. In addition, our ISV-205 agreement was terminated in May 2001 and we no longer receive any payments after the ninety-day termination period. The cost reimbursement for the third quarter of 2001 includes amounts related to the ISV-616 collaboration that began in the second quarter of 2001.

        Research and development expenses were $5.5 million and $4.9 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. The 12% increase for the nine-month period reflects the 12% increase in R&D headcount. Additionally, depreciation increased related to equipment purchased to support pre-clinical testing activities and the cost of filing and maintaining patents increased consistent with the on-going expansion of our patent portfolio. Cost reimbursement decreased 81% to $693,000 from $3.7 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. This reflects the termination of our ISV-900 licensing agreement and our ISV-402 program with Pharmacia in 2000, and our ISV-205 licensing agreement, which was terminated in May 2001 and we no longer received any payments after the ninety-day termination period. The cost reimbursement in 2001 included amounts related to our ISV-616 collaboration that was begun in the second quarter of 2001.

        General and administrative expenses increased to $847,000 during the third quarter of 2001 from $670,000 during the third quarter of 2000, and to $2.5 million from $2.0 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. Of this increase, approximately $293,000 and $506,000 for the quarter and nine months ended September 30, 2001, respectively, related to the external cost of the initiation of sales and marketing activities for the OcuGene glaucoma genetic test. In the third quarter of 2001, approximately 30% of cost of the sales and marketing activities was supported by a decrease in the cost of other outside services for financial and investor relations activities incurred in the third quarter of 2000 and not in 2001.

        Net interest, other income and expense was $105,000 and $272,000 in the third quarters of 2001 and 2000, respectively, and $505,000 and $524,000 for the nine months ended September 30, 2001 and September 30, 2000, respectively. These fluctuations are due principally to changes in average cash balances. Interest earned in the future will be dependent on our ability to raise financing and prevailing interest rates.

        We incurred net losses applicable to common stockholders before cumulative effect of a change in accounting principle of $2.5 million and $850,000 during the third quarter of 2001 and 2000, respectively, and $6.8 million and $1.4 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. The increased loss for the third quarter, and nine month period, of 2001 compared to 2000 was due primarily to the decrease in reimbursement of research and development expenses by Pharmacia, our increased R&D expenses related to our ISV-401 and ISV-014 programs and our increased G&A expenses as we prepared for the launch of the OcuGene glaucoma genetic test. We may incur substantial additional losses over the next several years. These losses are expected to fluctuate from period to period based primarily on the level of our product development and clinical activities, our ability to enter into a collaboration for our ISV-205 product and the level of third-party reimbursement and milestone payments received by us, if any.

LIQUIDITY AND CAPITAL RESOURCES

        Through 1995, we financed our operations primarily through private placements of preferred stock, totaling approximately $32 million, and an October 1993 public offering of Common Stock, which resulted in net proceeds of approximately $30 million. After 1995, we financed our operations primarily through a January 1996 private placement of Common Stock and warrants resulting in net proceeds of approximately $4.7 million and an April 1996 public offering which raised net proceeds of approximately $8.1 million. In addition, in accordance with a July 1996 agreement between Bausch & Lomb Pharmaceuticals, Inc. (B&L) and us, we received a total of $2.0 million from the sale of Common Stock in August 1996 and 1997. In September 1997, we completed a $7.0 million private placement of 7,000 shares of Series A Redeemable Convertible Preferred Stock (Series A preferred stock) for which net proceeds were approximately $6.5 million. In January 1999, we entered into a transaction with Pharmacia from which we received a total of $3.5 million from the sale of Common Stock in January 1999 and September 1999. In November 1999, we entered into another transaction with Pharmacia from which we received a $5.0 million licensing fee and, in January 2000, received $2.0 million from the sale of shares of Common Stock. In April 2000, we received $625,000 from the issuance of Common Stock from the exercise of warrants issued as part of the January 1996 private placement. In May 2000, we completed a private placement of Common Stock and warrants resulting in net proceeds of approximately $13.0 million.

        At September 30, 2001, we had cash and cash equivalents totaling $11.9 million compared to $18.9 million as of December 31, 2000. It is our policy to invest these funds in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt.

        The net cash used in operating activities of $6.6 million in the nine months ended September 30, 2001 from December 31, 2000, related primarily to increased net research and development expenditures as a result of a decrease in received cost reimbursements.

        We purchased $409,000 of laboratory and other equipment in the first nine months of 2001 compared with $423,000 in the first nine months of 2000. We also entered into a $39,000 capital lease for certain laboratory equipment in the first nine months of 2000.

        We received $47,000 and $213,000 in the first nine months of 2001 and 2000, respectively, from the issuance of Common Stock for the exercise of stock options by employees and purchases made through our employee stock purchase plan. In addition to the $13.0 million we received as part of a private placement in the first nine months of 2000, we received $2.0 million from the issuance of Common Stock to Pharmacia pursuant to the November 1999 Stock Purchase Agreement, and $625,000 from the exercise of warrants.

        During the third quarter of 2001 we signed an amendment to our building lease. The new lease has a total lease commitment of $3.6 million over the five-year lease term, which begins in January 2002.

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

        We believe that our cash and cash equivalents will be sufficient to meet our operating expenses and cash requirements beyond the end of 2001. We believe we will require substantial additional funds prior to reaching sustained profitability and we may seek private or public equity or debt investments, future collaborative agreements, and possibly research funding to meet such needs. Even if we do not have an immediate need for additional cash, we may seek access to the private or public equity markets if and when we believe conditions are favorable. There is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, or at all.

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

WE WILL REQUIRE SIGNIFICANT ADDITIONAL FUNDING FOR OUR CAPITAL REQUIREMENTS AND WE MAY HAVE DIFFICULTY RAISING ADDITIONAL FUNDING

        We will require substantial additional funding to develop and conduct testing on our potential products. We will also require additional funding to support our sales and marketing efforts for our OcuGene glaucoma genetic test and if we decide to independently manufacture or market any of our other products, including our ISV-205 product. Our future capital requirements depend upon many factors, including:

        - the cost of establishing a marketing organization for OcuGene and the related promotional activities;

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

WE HAVE A HISTORY OF OPERATING LOSSES AND WE EXPECT TO CONTINUE TO HAVE LOSSES IN THE FUTURE

        We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that did not prove to have commercial potential. As of September 30, 2001, our accumulated deficit was approximately $95.0 million. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties or other revenues from sales of our products.

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

        Following the termination of our ISV-900 agreement with Pharmacia in December 2000, we have begun to develop a marketing organization focused on the launch of our OcuGene glaucoma genetic test. We do not plan on establishing a dedicated sales force or a marketing organization for our other product candidates and plan to primarily use external marketing and sales resources even for OcuGene. We also rely on third parties for clinical testing or product development. In addition, in May 2001, Pharmacia terminated the January 1999 licensing agreement we had entered into that granted Pharmacia an exclusive worldwide license for ISV-205 for the treatment of glaucoma. We now must enter into another third party collaboration agreement for the development, marketing and sale of our ISV-205 product or develop, market and sell the product ourselves. There can be no assurance that we will be successful in finding a new corporate partner for our ISV-205 program or that any collaboration will be successful, either of which could significantly harm our business. If we are to successfully develop and commercialize our product candidates, including ISV-205, we will be required to enter into arrangements with one or more third parties that will:

        -       provide for Phase II and/or Phase III clinical testing;

        - obtain or assist us in other activities associated with obtaining regulatory approvals for our product candidates; and

        -       market and sell our products, if they are approved.

        We plan to market and sell the OcuGene glaucoma genetic test mainly using external marketing and sales resources that may include:

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

        We have no experience manufacturing products for commercial purposes. We have a pilot facility licensed by the State of California to manufacture a number of our products for Phase I and Phase II clinical trials but not for late stage clinical trials or commercial purposes. Any delays or difficulties that we may encounter in establishing and maintaining a relationship with qualified manufacturers to produce, package and distribute our finished products may harm our clinical trials, regulatory filings, market introduction and subsequent sales of our products.

        Contract manufacturers must adhere to Good Manufacturing Practices regulations which are strictly enforced by the FDA on an ongoing basis through its facilities inspection program. Contract manufacturing facilities must pass a pre-approval plant inspection before the FDA will approve a new drug application. Some of the material manufacturing changes that occur after approval are also subject to FDA review and clearance or approval. The FDA or other regulatory agencies may not approve the process or the facilities by which any of our products may be manufactured. Our dependence on third parties to manufacture our products may harm our ability to develop and deliver products on a timely and competitive basis. Should we be required to manufacture products ourselves, we:

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

WE HAVE NO EXPERIENCE IN PERFORMING THE ANALYTICAL PROCEDURES RELATED TO GENETIC TESTING AND HAVE ESTABLISHED AN EXCLUSIVE COMMERCIAL AGREEMENT WITH A THIRD PARTY TO PERFORM THESE PROCEDURES FOR OUR OCUGENE GLAUCOMA GENETIC TEST. IF WE ARE UNABLE TO MAINTAIN THIS ARRANGEMENT, AND ARE UNABLE TO ESTABLISH NEW ARRANGEMENT WITH THIRD PARTIES, WE WILL HAVE TO ESTABLISH OUR OWN REGULATORY COMPLIANT ANALYTICAL PROCESS FOR GENETIC TESTING.

        We have no experience in the analytical procedures related to genetic testing. We have entered into an agreement with a clinical laboratory under which the laboratory will exclusively perform OcuGene genetic analytical procedures at a commercial scale in the United States. Accordingly, we are reliant on this provider for all of our OcuGene analytical procedures. If we are unable to maintain this arrangement, we would have to contract with another clinical laboratory or would have to establish our own facilities. We cannot assure you that we will be able to contract with another laboratory to perform these services on a commercially reasonable basis, or at all.

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

        Therefore, we will have to either contract with another laboratory or establish our own analytical function, and we cannot assure you we will be able to successfully pursue either alternative on a cost-efficient basis, or at all.

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

        The FDA's policies may change and additional government regulations may be promulgated which could prevent or delay regulatory approval of our potential products. Moreover, increased attention to the containment of health care costs in the United States could result in new government regulations that could harm our business. Adverse governmental regulation might arise from future legislative or administrative action, either in the United States or abroad. See "--Uncertainties regarding healthcare reform and third-party reimbursement may impair our ability to raise capital, form collaborations and sell our products."

WE COMPETE IN HIGHLY COMPETITIVE MARKETS AND OUR COMPETITORS' FINANCIAL, TECHNICAL, MARKETING, MANUFACTURING AND HUMAN RESOURCES MAY SURPASS OR LIMIT OUR ABILITY TO DEVELOP AND/OR MARKET OUR PRODUCTS AND TECHNOLOGIES

Our success depends upon developing and maintaining a competitive advantage in the development of products and technologies in our areas of focus. We have many competitors in the United States and abroad, including pharmaceutical, biotechnology and other companies with varying resources and degrees of concentration in the ophthalmic market. Our competitors may have existing products or products under development which may be technically superior to ours or which may be less costly or more acceptable to the market. Competition from these companies is intense and is expected to increase as new products enter the market and new technologies become available. Many of our competitors have substantially greater financial, technical, marketing, manufacturing and human resources than we do. In addition, they may also succeed in developing technologies and products that are more effective, safer, less expensive or otherwise more commercially acceptable than any that we have or will develop. Our competitors may obtain cost advantages, patent protection or other intellectual property rights that would block or limit our ability to develop our potential products. Our competitors may also obtain regulatory approval for commercialization of their products more effectively or rapidly than we will. If we decide to manufacture and market our products by ourselves, we will be competing in areas in which we have limited or no experience such as manufacturing efficiency and marketing capabilities. See "-- We have no experience in commercial manufacturing and need to establish manufacturing relationships with third parties, and if contract manufacturing is not available to us or does not satisfy regulatory requirements, we will have to establish our own regulatory compliant manufacturing capability."

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

MANAGEMENT AND PRINCIPAL STOCKHOLDERS MAY BE ABLE TO EXERT SIGNIFICANT CONTROL ON MATTERS REQUIRING APPROVAL BY OUR STOCKHOLDERS

        As of September 30, 2001, our management and principal stockholders together beneficially owned approximately 25% of our outstanding shares of common stock. As a result, these stockholders, acting together, may be able to effectively control all matters requiring approval by our stockholders, including the election of a majority of our directors and the approval of business combinations.

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

        In addition, on September 11, 2001, terrorist attacks destroyed the World Trade Center in New York City and damaged the Pentagon in Washington, D.C. The impact of these events, as well as any future events occurring in connection with these events, including U.S. military retaliation or additional terrorist acts, on financial markets is not yet fully known but has included, and could continue to include, among other things, increased price and volume volatility and/or economic recession. These events, as well as fluctuations in our operating results and market conditions for biopharmaceutical and biotechnology stocks in general, could have a significant effect on the volatility of the market price for our common stock and on the future price of our common stock.

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

        We invest our excess cash in investment grade, interest-bearing securities. At September 30, 2001, we had approximately $11.9 million invested in money market mutual funds. While a hypothetical decrease in market interest rates by 10 percent from the September 30, 2001 levels would cause a decrease in interest income, it would not result in a loss of the principal. Additionally, the decrease in interest income would not be material.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)      Exhibits

        See Exhibit Index on page 19.

b)      Reports on Form 8-K

        None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INSITE VISION INCORPORATED


Dated:  November 13, 2001                 by: /s/ S. Kumar Chandrasekaran, Ph.D.
                                             ---------------------------------
                                             S. Kumar Chandrasekaran, Ph.D.
                                             Chairman of the Board,
                                             Chief Executive Officer and
                                             Chief Financial Officer
                                             (on behalf of the registrant and as
                                             principal financial and
                                             accounting officer)

EXHIBIT INDEX

Exhibit Number        Description
        10.40         Amendment No. 1 to Marina Village Office Tech Lease, dated
                      July 20, 2001 and effective January 1, 2002.