Form 10-K405
period 2001-12-31
INSITE VISION INC
filed 2002-04-01
CIK 802724

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001
                                       OR

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of registrant's Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of March 25, 2002: was approximately $48,549,934 (based upon the closing sale price of the Common Stock on March 25, 2002). Number of shares of Common Stock, $0.01 par value, outstanding as of March 25, 2002: 21,968,296. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the Common Stock have been excluded from such calculation as such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Designated portions of the following document are incorporated by reference into this Report on Form 10-K where indicated: portions of the Proxy Statement for the registrant's 2002 Annual Meeting of Stockholders which will be held on June 3, 2002 are incorporated by reference into Part III.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001


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
          Item 2.   Properties................................................................................ 23
          Item 3.   Legal Proceedings......................................................................... 24
          Item 4.   Submission of Matters to a Vote of Security Holders....................................... 24

PART II

          Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters..................... 25
          Item 6.   Selected Financial Data................................................................... 26
          Item 7.   Management's Discussion and Analysis of Financial Condition and Results
                    of Operations............................................................................. 27
          Item 7A.  Qualitative and Quantitative Disclosures About Market Risk................................ 32
          Item 8.   Financial Statements and Supplementary Data............................................... 32
          Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
                    Disclosure................................................................................ 48

PART III

          Item 10   Directors and Executive Officers of the Registrant........................................ 48
          Item 11.  Executive Compensation.................................................................... 48
          Item 12.  Security Ownership of Certain Beneficial Owners and Management............................ 49
          Item 13.  Certain Relationships and Related Transactions............................................ 49

PART IV

          Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................... 49

                                     PART I

ITEM 1. BUSINESS

         Except for the historical information contained herein, the discussion in this Annual Report on Form 10-K may contain certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below in "Risk Factors," as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak as of the date hereof. We undertake no obligation to update any forward- looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                   THE COMPANY

         We are an ophthalmic product development company focused on developing genetically based tools, for the diagnosis, prognosis and management of glaucoma, as well as other ophthalmic pharmaceutical products based on our proprietary DuraSite(R) eyedrop-based drug delivery technology. In addition, we have retinal programs which include both a therapeutic agent and a retinal drug delivery technology.

         We are focusing our commercial efforts and research and development on the following:

          . launching our OcuGene(TM) glaucoma genetic test based on our ISV-900 technology;
          . expanding our ISV-900 technology for the diagnosis, prognosis and management of glaucoma;
          . ISV-205, a DuraSite formulation for the treatment of glaucoma;
          . ISV-401, a DuraSite formulation of a novel antibiotic not currently used in ophthalmology;
          . ISV-403, a DuraSite formulation of a fourth generation
            fluoroquinolone;
          . ISV-014, a retinal drug delivery device; and treatments for diabetic retinopathy and macular degeneration.

         Glaucoma Genetics. Our glaucoma genetics program, which is being carried out in collaboration with academic researchers, is focused on discovering genes that are associated with glaucoma, and the mutations on these genes that cause the disease. This genetic information then may be applied to develop new glaucoma diagnostic, prognostic and management tools. The first of these new tools, OcuGene, is still in the launch phase and was first introduced to the medical community at the end of 2001.

         A clinical study published in the September 2001 issue of Clinical Genetics, showed a correlation between the presence of the TIGR promoter region mutation in individuals with primary open-angle glaucoma, or POAG, and the likelihood of an individual developing a more aggressive form of glaucoma including more visual field damage. Published studies have also shown the correlation of the coding region mutations detected by our OcuGene test and a high probability of developing glaucoma.

         To date, our academic collaborators have identified genes associated with POAG (the most prevalent form of the disease in adults), normal tension glaucoma, juvenile glaucoma and primary congenital glaucoma, or PCG. Our academic collaborators for our glaucoma genetics program are with: the University of California, San Francisco, or UCSF; the University of Connecticut Health Center, or UCHC; Institute National de la Sante et de la Recherche Medicale, or INSERM, the French equivalent of US National Institutes of Health; Okayama University in Japan; and other institutions in North America and Europe. This research, other than what has been incorporated into our OcuGene test, still must be converted into commercial products.

         DuraSite-Based Product and Candidates. Our DuraSite delivery system is a patented eyedrop formulation comprising a cross-linked carboxyl-containing polymer that incorporates the drug to be delivered to the eye. The formulation is instilled in the cul-de-sac of the eye as a small volume eyedrop and remains in the eye for up to several hours during which time the active drug ingredient is gradually released. This increased residence time is designed to permit lower concentrations of a drug to be administered over a longer period of time, thereby minimizing the inconvenience of frequent dosing and reducing potential related adverse side effects. Eyedrops delivered in the DuraSite system contrast to conventional eyedrops, which typically only last a few minutes in the eye and, thus, require delivery of a highly concentrated burst of drug and frequent administration to sustain therapeutic levels. DuraSite can be customized to deliver a variety of compounds with a broad range of molecular weights and other properties.

         We have received patent allowances covering extended viscosity and pH ranges of the DuraSite system. These extended ranges will allow a broader range of compounds to be delivered by the system and the additional patent allowances have patent coverage until 2016.

         The first product utilizing our DuraSite technology, AquaSite(R) dry eye treatment, was launched as an over-the-counter, or OTC, medication in 1992 by CIBA Vision Ophthalmics, or CIBA Vision, to which we have licensed certain co-exclusive rights. In 2000, Global Damon Pharm launched AquaSite in Korea, based on a licensing agreement signed in 1999. In 1999, we also licensed AquaSite to SSP Co., Ltd., or SSP, for sale in Japan. (See "--Collaborative and Licensing Agreements" for additional information on the agreements.) In connection with our DuraSite development efforts, we have licensed marketing rights to certain DuraSite-based product candidates to CIBA Vision and Bausch & Lomb Incorporated, or B&L.

         In January 1999, we entered into a license agreement and stock purchase agreement with Pharmacia for certain exclusive worldwide rights to ISV-205 for glaucoma. (See "--Collaborative and Licensing Agreements" for additional information on the agreements.) During 1999, we successfully completed a Phase II trial of ISV-205 and transitioned the lead on the further development of the program to Pharmacia. In May 2001, Pharmacia terminated this license agreement. All global development and commercialization rights that had been granted to Pharmacia were returned to us at the end of a ninety-day termination period.

         Business Strategy. Our business strategy is to license promising product candidates and technologies from academic institutions and other companies, to conduct preclinical and clinical testing, if necessary, and to partner with pharmaceutical companies to complete clinical development and regulatory filings as needed and to produce and market our products. We also have internally developed DuraSite-based product candidates using either non-proprietary drugs or compounds developed by others for non-ophthalmic indications. As with in-licensed product candidates, we either have or plan to partner with pharmaceutical companies to complete clinical development and commercialization of our own product candidates.

OPHTHALMIC PHARMACEUTICAL MARKET

         The prevalence of eye disease is ten times greater in persons over the age of 65 than under the age of 65, and the U.S. Census Bureau projects that the U.S. population over age 65 will increase from 34 million in 1997 to approximately 69 million by the year 2030. This aging of the population in the U.S. and other developed countries is a significant factor that we believe will contribute to increased demand for new ophthalmic products.

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

         Glaucoma is the leading cause of preventable blindness affecting two to three million people in the U.S., and 67 million people worldwide, according to the Glaucoma Research Foundation. The prevalence of the disease in first-degree relatives of affected patients has been documented to be as high as seven to ten times that of the general population. Glaucoma also may occur as a complication of conditions such as diabetes, or as a result of extended steroid use.

         The world wide opthalmic antibiotic market was anticipated to reach approximately $650.0 million in 2001, according to a study by Frost and Sullivan. The study also anticipated sales of fluroquinolone products to reach $240.0 million in 2001. The market has been, and will continue to be, impacted by the use of antibiotics in connection with laser-based vision correction procedures.

         Age-related macular degeneration, which affects 15 million or more people in the U.S., is the leading cause of severe blindness in Americans age 60 and above, according to the Macular Degeneration Partnership. Laser treatment and the photo-dynamic therapy introduced in 2000, are the only known therapies, but are effective in only a certain portion of affected patients. Even with treatment, the disease usually progresses and eventually leads to vision loss.

         Also, approximately 10 to 14 million Americans are diabetic and many of them will develop diabetic retinopathy later in their life. According to the American Diabetes Association, diabetic retinopathy is responsible for 8 percent of the legal blindness in the U.S. and is the leading cause of new cases of blindness in adults 20 to 74 years of age. Laser therapy is effective only in a certain segment of the diabetic population, and has potential side effects such as loss of peripheral vision, retinal detachment, and loss of vision.

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

                         PRODUCTS AND PRODUCT CANDIDATES

------------------------------------------------------------------------------------------------------------
                                                                   ANTICIPATED
           PRODUCT                    INDICATIONS                   BENEFITS                     STATUS(1)
           -------                    -----------                   --------                     ---------
       GLAUCOMA GENETICS
           OcuGene               Glaucoma genetic test           Detect disease                  Marketed
                                                               susceptibility and
                                                           determine disease severity



          ISV - 900              Glaucoma prognostic/         Identify new genetic               Research
                                      diagnostic                   markers to
                                                                 detect disease
                                                               susceptibility and
                                                           determine disease severity

 GLAUCOMA PRODUCT CANDIDATES

          ISV - 205                 Steroid-induced           Treat/prevent disease             Phase II(b)
                                 intraocular pressure              progression                   completed
                                  elevation, glaucoma

    OTHER TOPICAL PRODUCT
   CANDIDATES AND PRODUCT

          ISV - 401               Bacterial infection       Broad spectrum antibiotic            Phase II
                                 including ophthalmia     with reduced dosing frequency
                                      neonatorum

          ISV - 403               Bacterial infection           Fourth generation               Preclinical
                                                           fluoroquinolone antibiotic
                                                          with reduced dosing frequency

          ISV - 205                Inflammation and         Reduced dosing frequency            Preclinical
                                       analgesia

          AquaSite                      Dry eye           Reduced dosing frequency and        Marketed (OTC)
                                                           extended duration of action

       RETINAL DEVICE
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
          ISV - 014              Retinal drug delivery      Non-surgical delivery of             Research
                                 device for potential          drugs to the retina
                                 treatment of diabetic
                                retinopathy and macular
                                     degeneration
------------------------------------------------------------------------------------------------------------

1) All products except OcuGene, ISV-900, AquaSite and ISV-014 are expected to be prescription pharmaceuticals. As denoted in the table, "Preclinical" indicates that a specific compound is being tested in preclinical studies in preparation for filing an investigational new drug application, or IND. For a description of preclinical trials, IND, Phase I, Phase II and Phase III clinical trials and New Drug Application, or NDA, see "--Government Regulation."

GLAUCOMA GENETICS

         Glaucoma is the leading cause of preventable blindness in the U.S., affecting an estimated two to three million people. The most prevalent form of glaucoma in adults is POAG. Other forms of the disease include PCG, a leading cause of blindness in infants, and juvenile glaucoma that affects children and young adults.

         Often called the "sneak thief of sight" because of its lack of symptoms, glaucoma is believed to result when the flow of fluid through the eye is impaired. This may lead to elevated intraocular pressure or IOP, which increases pressure on the optic nerve and can cause irreversible vision loss if left untreated. One form of glaucoma, normal or low tension glaucoma, is associated with individuals who have normal eye pressure. It is estimated that one-third of U.S. glaucoma patients and three-quarters of glaucoma patients in Japan have this form of the disease, based on recent study conducted by Dr. Kitazawa in Japan. These patients cannot be identified with standard glaucoma screening tests that only measure a patient's eye pressure and usually they incur visual field loss before they are diagnosed.

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

         Researchers with whom we collaborate have identified several genes related to POAG including TIGR/MYOC, OPTN, OCLM and APOE, a gene that interacts with TIGR. Additionally, the CYP1B1 gene is related to PCG. We have obtained certain exclusive worldwide licenses for the rights to commercialize research related to the TIGR gene and associated mutations from the Regents of the University of California, the CYP1B1 gene and associated mutations from UCHC, the OCLM gene from Dr. Toshihiko Matsuo of Okayama University and APOE, as it interacts with TIGR, from INSERM.

         In December 2002, we entered into an agreement pursuant to which we obtained certain exclusive rights for the Optineuron, or OPTN, gene and associated mutations from UCHC. In early tests, this gene has been linked to POAG, and the normal-tension glaucoma subset. We are in the process of conducting additional research on the Optineuron gene and mutations and we believe we may be able to introduce a test incorporating this gene early in 2003.

         We currently hold licenses to patents issued on the TIGR cDNA, TIGR antibodies, methods for the diagnosis of glaucoma using the TIGR technology and methods for the diagnosis of glaucoma using the CYP1B1 technology. Additional patents related to the ISV-900 program are currently pending and if issued will be included in the licenses we hold.

         OcuGene. Current glaucoma tests are often unable to detect the disease before substantial damage to the optic nerve has occurred. Gene-based tests may make it possible to identify patients at risk and initiate treatment before permanent optic nerve damage and vision loss occurs. Our ISV-900 program is intended to discover the appropriate genetic markers for certain forms of glaucoma and to incorporate those markers into prognostic, diagnostic and management tools. The first version of these tests, OcuGene, has been developed and the product was commercially launched at the end of 2001. We anticipate that as further research identifies new genes, such as Optineuron, and additional mutations, we will bring these to market as additional tests.

GLAUCOMA PRODUCT CANDIDATES

         ISV-205. Our ISV-205 product candidate contains the drug diclofenac formulated in the DuraSite sustained-release delivery vehicle. Diclofenac is a non-steroidal anti-inflammatory drug or NSAID currently used to treat ocular inflammation. NSAIDs can block steroid-induced IOP elevation by inhibiting the production of the TIGR protein that appears to affect the fluid balance in the eye. The ISV-205 product candidate delivers to the eye concentrations of diclofenac that have been shown in cell culture systems to inhibit the production of the TIGR protein.

         A Phase II clinical study was successfully completed in 1999 to evaluate the efficacy of two concentrations of diclofenac. Analysis of the data from this study indicates that ISV-205 was safe and associated with a 75% reduction in the number of subjects with clinically significant IOP elevation following steroid use.

         A second Phase II clinical study was conducted in 233 subjects with ocular hypertension. Genetic information was collected on the subjects using our ISV-900 technology and the subjects were dosed twice daily for six months with ISV-205. Our ISV-900 technology detected the TIGR mt-1 or mt-11 mutations in approximately 70% of the ocular hypertensives participating in the study. In patients with the TIGR mutations, 0.1% formulation of ISV-205 was statistically significantly more effective than placebo in lowering intraocular pressure (IOP) (p=0.008). These effects were not seen to the same extent in patients without the TIGR mutations. ISV-205 was similar to placebo in ocular safety and comfort in all patients. We are planning further clinical studies before filing for product approval with the U.S. Food and Drug Administration, or FDA and there is no guarantee that similar clinical results will be achieved.

         Other potential indications for ISV-205 may include glaucoma prevention, analgesia and anti-inflammatory indications. Co-exclusive rights, in the U.S., to develop, manufacture, use and sell ISV-205 to treat non-glaucoma indications of inflammation and analgesia, were licensed to CIBA Vision in May 1996.

OTHER TOPICAL PRODUCT CANDIDATES AND MARKETED PRODUCT

         ISV-401 is an ophthalmic formulation of a broad-spectrum antibiotic that has not previously been used in ophthalmology. The antibiotic has a proven safety and efficacy record in both adult and pediatric populations when used orally. Depending on the indication, current ophthalmic antibiotics must be dosed as often as every 15 to 30 minutes on the first day and then tapered off to a maintenance dose of four times a day for the remainder of the treatment period, which may be up to fourteen days. This may result in patient compliance issues that could be minimized with an improved product. The clinical dosing regimen for this product is significantly lower than the current treatments available.

         In September 2001, we conducted a Phase I clinical trial that indicated the formulation was safe and well tolerated. In December 2001, we initiated a Phase II clinical trial using a 1.0% formulation of ISV-401, compared to a placebo, to treat bacterial conjunctivitis. We are planning further clinical studies that we anticipate beginning in late 2002 after the Phase II trial is completed and the data has been presented to the FDA.

         ISV-403 is a formulation of a fluoroquinolone in the DuraSite system. Fluoroquinolones are effective against gram-positive and gram-negative bacteria including Pseudomonas, and are often used as prophylaxis during ophthalmic surgery. Based on recently conducted preclinical testing, we have determined this is a fourth-generation fluoroquinolone, which has expanded bacterial sensitivities and may be effective against the bacteria that have developed resistance to prior generation fluoroquinolones and other antibiotics. In addition, based on preclinical studies we believe the ISV-403 formulation may provide for reduced dosing frequency compared to other formulations currently on the market.

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

RETINAL DEVICE

         Ophthalmic conditions that involve retinal damage include macular degeneration, which affects 15 million or more people in the U.S., and diabetic retinopathy, a common side effect of diabetes. Approximately 10 million to 14 million people in the U.S. are diabetics. Both macular degeneration and diabetic retinopathy can lead to irreversible vision loss and blindness. Current treatment of retinal diseases, including diabetic retinopathy and macular degeneration, generally involves surgery, laser treatments and photo-dynamic therapy, each of which can lead to loss of vision, retinal detachment, infection and may not slow the progression of the disease. Currently, there is no effective drug therapy for these conditions.

         Retinal Delivery Device. ISV-014 is one of our technology platforms and consists of a device for the controlled, non-surgical delivery of ophthalmic drugs to the retina and surrounding tissues. During 2001, we continued to enhance the device and performed in vivo experiments delivering products with a variety of molecular sizes to retinal tissues. The combination of this device technology with polymer-based drug platforms may permit long term delivery of therapeutic agents to treat several retinal diseases, including diabetic retinopathy and macular degeneration, most of which cannot be effectively treated at the present time.

         The ISV-014 device consists of a handle with a distal platform that is placed against the surface of the eye. A small needle connected to a drug reservoir is extended from the platform into the tissues of the eye. Once in place, a metering mechanism controls the amount and rate that the drug is injected into the tissue. This produces a highly localized depot of drug inside the ocular tissues. By controlling both the distance and direction that the needle protrudes, the device greatly reduces the chance that the needle will penetrate through the sclera of the eye into the underlying tissues, which are easily damaged. We have filed for two patents related to the device and one patent has been allowed. We are currently investigating licensing this technology to a third party.

COLLABORATIVE, LICENSING AND SERVICE AGREEMENTS

         As part of our business strategy, we have entered into, and will continue to pursue additional research collaborations, licensing agreements and corporate collaborations. However, there can be no assurance that we will be able to negotiate acceptable collaborative or licensing agreements, or that our existing collaborations will be successful, will be renewed or will not be terminated.

         University of Connecticut Health Center (UCHC). In July 1997, we exercised our option granted pursuant to a research agreement with UCHC to obtain certain exclusive rights from UCHC for diagnostic uses of the newly discovered gene for PCG. Under the agreement, we will pay a licensing fee and will make royalty payments on future product sales, if any.

         In December 2001, we entered into an agreement whereby we exercised our option granted pursuant to a research agreement with UCHC to obtain certain exclusive rights from UCHC for diagnostic uses of the Optineuron gene and associated mutations. Under this agreement, we will pay a licensing fee and will make royalty payments on future product sales, if any.

         Quest Diagnostics Incorporated. In November 2001, we entered into an exclusive laboratory service agreement with Quest Diagnostics Incorporated, or Quest, for our OcuGene test in the U.S. We will pay Quest for each OcuGene test that they perform. The initial agreement term is for one year and may be extended.

         Pharmacia Corporation. In December 2000, our November 1999 ISV-900 licensing and credit agreements with Pharmacia were terminated by Pharmacia. All rights to the ISV-900 program granted to Pharmacia were returned to us, and Pharmacia was released from any obligation to fund future research and development, marketing efforts and any corresponding royalties for the program. Additionally, the credit line, which would have become available to us in November 2001, was terminated.

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

However, this standstill period will terminate earlier if certain actions are taken by other parties to acquire more than a 9.99% interest in our stock or if any other party announces their intention to assume control of us, whether by tender offer, merger, proxy contest or otherwise.

         On January 28, 1999, we entered into a license agreement and stock purchase agreement that granted Pharmacia certain exclusive rights to ISV-205 for the treatment of glaucoma. The equity investment from Pharmacia described in the stock purchase agreement was made in February 1999. In the license, Pharmacia assumed responsibility for the development of the product upon our completion of, among other activities, Phase II studies we conducted in 1999. In May 2001, Pharmacia terminated the ISV-205 license agreement, and all global development and commercialization rights that had been granted to Pharmacia were returned to us at the end of a ninety-day termination period.

         CIBA Vision Ophthalmics. In October 1991, we entered into license agreements with CIBA Vision (the "CIBA Vision Agreements"), which granted CIBA Vision certain co-exclusive rights to manufacture, have manufactured, use and sell fluorometholone and tear replenishment products utilizing the DuraSite technology in the U.S. and Canada, ToPreSite(R), a product candidate for ocular inflammation/infection, and ISV-205 for non-glaucoma indications.

         Bausch and Lomb. In July 1996, we entered into a license agreement (the "B&L Agreement") with B&L granting B&L certain exclusive rights to make, use and sell PilaSite(R) and ISV-208. B&L paid us an up-front license fee of $500,000 and is obligated to pay royalties on net sales of the licensed products. In addition, B&L made a $2.0 million investment in us, is sharing the cost of developing ISV-208 and agreed to manufacture other products on our behalf.

         In July 1999, we entered into a termination, release and purchase agreement with B&L and the PilaSite license agreement and the manufacturing agreement were terminated and our equipment located at B&L's facility was purchased by B&L. The ISV-208 license and development collaboration remains in effect but no further development activities are being pursued on the program by B&L or us.

         INSTITUTE NATIONAL DE LA SANTE ET DE LA RECHERCHE MEDICALE (INSERM). In December 1999, we entered into a license agreement with INSERM granting us certain exclusive rights for the diagnostic, prognostic and therapeutic uses of a gene for chronic open angle glaucoma. We paid a licensing fee and will make royalty payments on future product sales, if any.

         UC Regents. In March 1993, we entered into a license agreement with the UC Regents granting us certain exclusive rights for the development of ISV-205 and, in August 1994, the parties entered into another license agreement granting us certain exclusive rights for the use of a nucleic acid sequence that codes for a protein associated with glaucoma. Under both agreements, we paid initial licensing fees, share sub-licensing fees we receive, if any, and will make royalty payments to the UC Regents on future product sales, if any.

         Columbia Laboratories, Inc. In February 1992, we entered into a cross-license agreement (the "Columbia Agreement") with Columbia Laboratories, Inc., or Columbia, in which Columbia licensed to us certain exclusive rights to a polymer technology upon which DuraSite is based. This license permits us to make, use and sell products using such polymer technology for non-veterinary ophthalmic indications in the over-the-counter and prescription markets in North America and East Asia (the "Columbia Territory"), and in the prescription market in countries outside the Columbia Territory. In exchange, we granted Columbia a license with certain exclusive rights to sublicense and use certain DuraSite technology in the over-the-counter market outside the Columbia Territory. In addition, we also granted Columbia a license with certain exclusive rights to DuraSite technology in the veterinary field. Under certain circumstances, certain of the licenses in the Columbia Agreement become non-exclusive. Subject to certain rights of early termination, the Columbia Agreement continues in effect until the expiration of all patents covered by the DuraSite technology to which Columbia has certain rights.

         Global Damon Pharm and Kukje Pharma Ind. Co., Ltd. In March 1999, we entered into a royalty-bearing license agreement with Global Damon Pharm, or Global Damon, a Korean company, to be the exclusive distributor of AquaSite in the Republic of Korea. Concurrently, we entered into a manufacturing agreement with Kukje Pharma Ind. Co., Ltd., or Kukje, a Korean company, to produce the AquaSite to be sold by Global Damon.

         SSP Co., Ltd. In April 2001, we entered into a royalty-bearing license agreement with SSP Co., Ltd, or SSP, for two fourth-generation fluoroquinolones, one of which is the active ingredient in ISV-403. We have world-wide development and marketing rights except for Japan, which was retained by SSP, and will share the rights with SSP in Asia.

         In August 1999, we entered into an exclusive license agreement with SSP to be the exclusive manufacturer and distributor of AquaSite in Japan. We will be the sole supplier to SSP for some of the key ingredients necessary for the manufacture of AquaSite.

         Other. As part of our basic strategy, we continually discuss entering into agreements with other companies, universities and research institutions concerning the licensing of additional therapeutic agents and drug delivery technologies to complement and expand our family of proprietary ophthalmic products and to develop and market our current products. We intend to continue exploring licensing and collaborative opportunities, though there is no certainty that we can successfully enter into any such agreements.

PATENTS AND PROPRIETARY RIGHTS

         Patents and other proprietary rights are important to our business. Our policy is to file patent applications seeking to protect technology, inventions and improvements to our inventions that we consider important to the development of our business. Additionally, we assist UC Regents, UCHC and INSERM in filing patent applications seeking to protect inventions that are the subject of our agreements with those institutions. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. Our DuraSite drug delivery products are made under patents and applications, including four U.S. patents, owned by Columbia and exclusively licensed to us in the field of human ophthalmic applications. In addition, we have filed a number of patent applications in the U.S. relating to our DuraSite technology, as well as foreign counterparts of certain of these applications in many countries. Of these applications, ten U.S. patents have been issued. In addition, we have obtained two U.S. patents on our unit dose dispenser. We have received six additional U.S. patents directed toward certain uses of lazaroids in ophthalmic applications. Of the patent applications licensed from the UC Regents, eleven patents have issued. Five patents have been issued of the patent applications licensed from UCHC covering the diagnosis of PCG. We have three patent applications on file for our retinal programs and one patent on the device used for delivery of drugs to the retina has been issued. Three patent applications have been filed related to our antibiotic programs with one patent issued. Several other patent applications by us and by the UC Regents, UCHC and INSERM relating to the foregoing and other aspects of our business and potential business are also pending.

         The patent positions of pharmaceutical companies, including ours, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, we do not know whether any of our pending patent applications will result in the issuance of patents or if any of our patents will provide significant proprietary protection. Since patent applications are maintained in secrecy until patents issue in the U.S., or such patents are published by foreign regulatory authorities, we cannot be certain that we or any licensor was the first to file patent applications for such inventions. Moreover, we might have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost to us, even if the eventual outcome were favorable. There can be no assurance that our patents will be held valid or enforceable by a court or that a competitor's technology or product would be found to infringe such patents.

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

RESEARCH AND DEVELOPMENT

         On December 31, 2001, our research and development staff numbered 27 people, of whom 8 have Ph.D.'s. In 2001, our research and development expenses, including third party research we sponsored, were $7.3 million, of which $0.7 million was funded by Pharmacia as part of the ISV-205 license. During 2000 and 1999, our research and development expenses were $6.5 million and $5.6 million, which included $4.8 million and $4.2 million, respectively, funded by Pharmacia as part of the ISV-900 and ISV-205 license agreements.

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

         We contract with a third party to assemble the sample collection kits used in our OcuGene glaucoma genetic test. If our assembler should encounter significant delays or we have difficulty maintaining our existing relationship, or in establishing a new one, our sales could be adversely affected.

MARKETING AND SALES

         We have developed a limited marketing and sales organization focused on the launch of OcuGene and we are primarily using external marketing and sales resources that include:

o        marketing consultants;
o        a network of key ophthalmic clinicians; and
o        other resources with ophthalmic expertise.

         We are evaluating expansion of the external marketing and sales resources to support the on-going OcuGene efforts. Potential resources being evaluated included:

o        contract sales forces;
o        co-marketing arrangements in the U.S.; and

o        licensing arrangements with companies outside of the U.S.

         We do not plan on establishing a dedicated sales force or a marketing organization for our other product candidates.

         We have also entered into arrangements, and we plan to enter into arrangements with one or more additional pharmaceutical companies, to market our other products. We may not be able to conclude or maintain such arrangements on acceptable terms, if at all.

         CIBA Vision. In 1991, we entered into a co-exclusive rights agreement to market the AquaSite product in the U.S. and Canada. Additionally, in May 1996, we granted CIBA Vision a co-exclusive U.S. license for ISV-205 for non-glaucoma indications, and co-exclusive marketing rights within the U.S. to sell and use ToPreSite, a product candidate that currently is not being pursued. CIBA Vision is using our trademark, under license, for AquaSite dry eye treatment and our patents are identified on the AquaSite packaging. We received a one-time licensing fee and are entitled to royalties based on net sales of the products, if any.

         Global Damon and Kukje. In March 1999, we entered into a royalty-bearing licensing agreement with Global Damon, a Korean company, to be the exclusive distributor of AquaSite in the Republic of Korea. Concurrently, we entered into a manufacturing agreement with Kukje, a Korean company, to produce the AquaSite to be sold by Global Damon.

         SSP Co., Ltd. In April 2001, we entered into an exclusive licensing agreement with SSP for two fluoroquinolone compounds, one of which is incorporated into our ISV-403 formulation. We have exclusive marketing rights for the world except for Japan, which SSP retained, and shared rights in the rest of Asia. In August 1999, we entered into an exclusive licensing agreement with SSP to be the exclusive manufacturer and distributor of AquaSite in Japan. We will be the sole supplier to SSP for certain key ingredients necessary for the manufacture of AquaSite.

COMPETITION

         We have many competitors in the U.S. and abroad. These companies include ophthalmic-oriented companies that market a broad portfolio of products, as well as large integrated pharmaceutical companies that market a limited number of ophthalmic pharmaceuticals in addition to many other pharmaceuticals. Many of these companies have substantially greater financial, technical, marketing and human resources than we do and may succeed in developing technologies and products that are more effective, safer or more commercially accepted than any which we have developed or are developing. These competitors may also succeed in obtaining cost advantages, patent protection or other intellectual property rights that would block our ability to develop our potential products, or in obtaining regulatory approval for the commercialization of their products more rapidly or effectively than us. The ophthalmic prescription pharmaceutical market in the U.S. is dominated by six companies: Allergan Pharmaceuticals, a division of Allergan, Inc.; Alcon Laboratories, Inc., a division of Nestle Company; Bausch and Lomb; CIBA Vision, a division of Novartis Ltd.; Merck, Sharp & Dohme, a division of Merck & Co., Inc.; and Pharmacia Corporation. It is very difficult for smaller companies, such as ours, that do not have well-developed sales and marketing staffs to successfully develop and market products.

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

         The steps required before a pharmaceutical agent may be marketed in the U.S. include:

o        preclinical laboratory and animal tests;
o        submission to the FDA of an IND;
o adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug;
o the submission of an NDA or Product License Application ("PLA") to the FDA;
o and the FDA approval of the NDA or PLA, prior to any commercial sale or shipment of the drug.

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

Eliot Lazar, M.D.                   President, El Con Medical Consulting,
                                    Buffalo, New York

Michael Marmor, M. D.               Professor, Department of Ophthalmology,
                                    Stanford University School of Medicine


Gary D. Novack, Ph.D.               Founder and President, PharmaLogic
                                    Development, Inc.; former Associate Director for Glaucoma Research at Allergan, Inc.

Jon R. Polansky, M. D.              Associate Professor of Ophthalmology,
                                    University of California, San Francisco


Mansoor Sarfarazi, Ph.D.            Professor, Department of Surgery, University
                                    of Connecticut Health Center

Roger Vogel, M. D.                  Medical Director


EMPLOYEES

         As of December 31, 2001, we employed 39 persons, including 37 full time employees. None of our employees are covered by a collective bargaining agreement. We believe we have good employee relations. We also utilize independent consultants to provide services in certain areas of our scientific and business operations.

                                  RISK FACTORS

IT IS DIFFICULT TO EVALUATE OUR BUSINESS BECAUSE WE ARE IN AN EARLY STAGE OF DEVELOPMENT AND OUR TECHNOLOGY IS UNTESTED

         We are in an early stage of developing our business. We have only received an insignificant amount of royalties from the sale of one of our products, an over-the-counter dry eye treatment. Before regulatory authorities grant us marketing approval, we need to conduct significant additional research and development and preclinical and clinical testing. All of our products are subject to risks that are inherent to products based upon new technologies. These risks include the risks that our products:

         o        are found to be unsafe or ineffective;
         o fail to receive necessary marketing clearance from regulatory authorities;
         o even if safe and effective, are too difficult or expensive to manufacture or market;
         o are unmarketable due to the proprietary rights of third parties; or
         o are not able to compete with superior, equivalent or more cost-effective products offered by competitors.

Therefore, our research and development activities may not result in any commercially viable products.

WE WILL REQUIRE SIGNIFICANT ADDITIONAL FUNDING AND WE MAY HAVE DIFFICULTY RAISING ADDITIONAL FUNDING

         We will require substantial additional funding to develop and conduct testing on our potential products. We will also require additional funding to support our sales and marketing efforts for our OcuGene glaucoma genetic test and if we decide to independently manufacture or market any of our other products. Our future capital requirements depend upon many factors, including:

         o the cost of maintaining or expanding a marketing organization for OcuGene and the related promotional activities;
         o        the progress of our research and development programs;
         o our ability to establish additional corporate partnerships to develop, manufacture and market our potential products;
         o        the progress of preclinical and clinical testing;
         o changes in, or termination of, our existing collaboration or licensing arrangements;
         o whether we manufacture and market any of our other products ourselves;
         o        the time and cost involved in obtaining regulatory approvals;
         o the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;
         o        competing technological and market developments; and
         o        the purchase of additional capital equipment.

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

         Our stockholders will suffer substantial dilution if we raise additional funds by issuing equity securities. However, if we cannot raise additional funding, we may be required to delay, scale back or eliminate one or more of our research, discovery, development or marketing programs, or scale back or cease operations altogether. In addition, the failure to raise additional funding may force us to enter into agreements with third parties on terms which are disadvantageous to us, which may, among other things, require us to relinquish rights to our technologies, products or potential products.

WE HAVE A HISTORY OF OPERATING LOSSES AND WE EXPECT TO CONTINUE TO HAVE LOSSES IN THE FUTURE

         We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that did not prove to have commercial potential. As of December 31, 2001, our accumulated deficit was approximately $97.8 million. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties or other revenues from sales of our products.

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

         Following the termination of our ISV-900 agreement with Pharmacia in December 2000, we began to develop a marketing organization focused on the launch of our OcuGene glaucoma genetic test. We do not plan on establishing a dedicated sales force or a marketing organization for our other product candidates and primarily use external marketing and sales resources even for OcuGene. We also rely on third parties for clinical testing or product development. In addition, in May 2001, Pharmacia terminated the January 1999 licensing agreement we had entered into that granted Pharmacia an exclusive worldwide license for ISV-205 for the treatment of glaucoma. We now must enter into another third party collaboration agreement for the development, marketing and sale of our ISV-205 product or develop, market and sell the product ourselves. There can be no assurance that we will be successful in finding a new corporate partner for our ISV-205 program or that any collaboration will be successful, either of which could significantly harm our business. In addition, we have no experience in marketing and selling products and we cannot assure you that we would be successful in marketing ISV-205 ourselves. If we are to successfully develop and commercialize our product candidates, including ISV-205, we will be required to enter into arrangements with one or more third parties that will:

         o        provide for Phase II and/or Phase III clinical testing;
         o obtain or assist us in other activities associated with obtaining regulatory approvals for our product candidates; and
         o        market and sell our products, if they are approved.

         We are marketing and selling our OcuGene glaucoma genetic test mainly using external marketing and sales resources that include:

         o        marketing consultants;
         o        a network of key ophthalmic clinicians; and
         o        other resources with ophthalmic expertise.

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

         In addition, we currently contract with a third party to assemble the sample collection kits used in our OcuGene glaucoma genetic test. If our assembler should encounter significant delays or we have difficulty maintaining our existing relationship, or in establishing a new one, our sales of this product could be adversely affected.

         Our strategy for research, development and commercialization of our products requires us to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others. Furthermore, we are dependent on the diligent efforts and subsequent success of these outside parties in performing their responsibilities.

         Because of our reliance on third parties for the development, marketing and sale of our products, any revenues that we receive will be dependent on the efforts of these third parties, such as our corporate collaborators. These partners may terminate their relationships with us and may not diligently or successfully market our products. In addition, marketing consultants and contract sales organizations, such as those deployed by us currently or in the future for OcuGene, may market products that compete with our products and we must rely on their efforts and ability to effectively market and sell our products. We may not be able to conclude arrangements with other companies to support the commercialization of our products on acceptable terms. In addition, our collaborators may take the position that they are free to compete using our technology without compensating or entering into agreements with us. Furthermore, our collaborators may pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases or disorders targeted by these collaborative programs.

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

IF WE ENGAGE IN ACQUISITIONS, WE WILL INCUR A VARIETY OF COSTS, AND THE ANTICIPATED BENEFITS OF THE ACQUISITION MAY NEVER BE REALIZED

         At some point in the future we may pursue acquisitions of companies, product lines, technologies or businesses that our management believes are complementary or otherwise beneficial to us. Any of these acquisitions could have negative effects on our business. Future acquisitions may result in substantial dilution to our stockholders, the incurrence of additional debt and amortization expenses related to goodwill, research and development and other intangible assets. Any of these results could harm our financial condition. In addition, acquisitions would involve several risks for us, including:

         o assimilating employees, operations, technologies and products from the acquired companies with our existing employees, operation, technologies and products;
         o diverting our management's attention from day-to-day operation of our business;
         o entering markets in which we have no or limited direct experience; and
         o        potentially losing key employees from the acquired companies.

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

         We currently contract with a third party to assemble the sample collection kits used in our OcuGene glaucoma genetic test. If our assembler should encounter significant delays or we have difficulty maintaining our existing relationship, or in establishing a new one, our sales of this product could be adversely affected.

         Contract manufacturers must adhere to Good Manufacturing Practices regulations that are strictly enforced by the FDA on an ongoing basis through its facilities inspection program. Contract manufacturing facilities must pass a pre-approval plant inspection before the FDA will approve a new drug application. Some of the material manufacturing changes that occur after approval are also subject to FDA review and clearance or approval. The FDA or other regulatory agencies may not approve the process or the facilities by which any of our products may be manufactured. Our dependence on third parties to manufacture our products may harm our ability to develop and deliver products on a timely and competitive basis. Should we be required to manufacture products ourselves, we:

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

WE HAVE NO EXPERIENCE IN PERFORMING THE ANALYTICAL PROCEDURES RELATED TO GENETIC TESTING AND HAVE ESTABLISHED AN EXCLUSIVE COMMERCIAL AGREEMENT WITH A THIRD PARTY TO PERFORM THESE PROCEDURES FOR OUR OCUGENE GLAUCOMA GENETIC TEST. IF WE ARE UNABLE TO MAINTAIN THIS ARRANGEMENT, AND ARE UNABLE TO ESTABLISH NEW ARRANGEMENTS WITH THIRD PARTIES, WE WILL HAVE TO ESTABLISH OUR OWN REGULATORY COMPLIANT ANALYTICAL PROCESS FOR GENETIC TESTING.

         We have no experience in the analytical procedures related to genetic testing. We have entered into an agreement with Quest under which Quest will exclusively perform OcuGene genetic analytical procedures at a commercial scale in the United States. Accordingly, we are reliant on Quest for all of our OcuGene analytical procedures. If we are unable to maintain this arrangement, we would have to contract with another clinical laboratory or would have to establish our own facilities. We cannot assure you that we will be able to contract with another laboratory to perform these services on a commercially reasonable basis, or at all.

         Clinical laboratories must adhere to Good Laboratory Practice regulations that are strictly enforced by the FDA on an ongoing basis through its facilities inspection program. Should we be required to perform the analytical procedures for genetic testing ourselves, we:

         o will be required to expend significant amounts of capital to install an analytical capability;
         o will be subject to the regulatory requirements described above; and
         o        will require substantial additional capital.

         We cannot assure you we will be able to successfully enter into another genetic testing arrangement or perform these analytical procedures ourselves on a cost-efficient basis, or at all.

WE RELY ON A SOLE SOURCE FOR SOME OF THE RAW MATERIALS IN OUR PRODUCTS, AND THE RAW MATERIALS WE NEED MAY NOT BE AVAILABLE TO US

            We are dependent upon our development partner for the active drug incorporated into our ISV-616 product candidate. ISV-616 is a DuraSite-based formulation of a compound that may inhibit the growth of new blood vessels. This compound may be a treatment for such retinal diseases as diabetic retinopathy or macular degeneration. We are performing limited formulation and pre-clinical testing of ISV-616 in collaboration with the pharmaceutical company that developed the compound. The further development of this product will be dependent upon reaching appropriate agreement with our development partner on future supply of the compound and other development terms.

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

MANAGEMENT AND PRINCIPAL STOCKHOLDERS MAY BE ABLE TO EXERT SIGNIFICANT CONTROL ON MATTERS REQUIRING APPROVAL BY OUR STOCKHOLDERS

         As of December 31, 2001, our management and principal stockholders together beneficially owned approximately 25% of our outstanding shares of common stock. As a result, these stockholders, acting together, may be able to effectively control all matters requiring approval by our stockholders, including the election of a majority of our directors and the approval of business combinations.

THE MARKET PRICES FOR SECURITIES OF BIOPHARMACEUTICAL AND BIOTECHNOLOGY COMPANIES SUCH AS OURS MAY BE HIGHLY VOLATILE DUE TO REASONS THAT ARE RELATED AND UNRELATED TO THE OPERATING PERFORMANCE AND PROGRESS OF OUR COMPANY

         The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements, such as the results of testing and clinical trials, the status of our relationships with third-party collaborators, technological innovations or new therapeutic products, governmental regulation, developments in patent or other proprietary rights, litigation or public concern as to the safety of products developed by us or others and general market conditions, concerning us, our competitors or other biopharmaceutical companies, may have a significant effect on the market price of our common stock. Further, the standstill we have in place with Pharmacia in connection with our November 1999 ISV-900 transaction expires on May 11, 2002. As a result, we will no longer have any control over Pharmacia's future purchases or sales of our common stock, which could increase the volatility in the market price for our common stock. We have not paid any cash dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future.

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

        EXECUTIVE OFFICERS AND OTHER SENIOR MANAGEMENT OF THE REGISTRANT

         As of March 30, 2002, our executive officers and other senior management were as follows:

         NAME                      AGE                 TITLE
         ----                      ---                 -----

S. Kumar Chandrasekaran, Ph.D.      59      Chairman of the Board, President,
                                            Chief Executive Officer and Chief
                                            Financial Officer

Lyle M. Bowman, Ph.D.               53      Vice President, Development and
                                            Operations

Charles G. Chavdarian, Ph.D.        53      Senior Director, Analytical Research
                                            and Development

Cheryl E. Chen                      42      Senior Director, Clinical Operations

T. Raymond Chen, Ph.D.              51      Senior Director, Regulatory, Quality
                                            Assurance and Quality Control

Sandra C. Heine                     40      Senior Director, Finance and
                                            Administration

Samir D. Roy, Ph.D.                 43      Senior Director, Formulation
                                            Development and Operations

Erwin C. Si, Ph.D.                  48      Senior Director, Preclinical
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

           Charles G. Chavdarian joined us in February 2001 as Senior Director of Analytical Research and Development. Before joining us, Dr. Chavdarian held pharmaceutical management positions in analytical chemistry at Cellegy Pharmaceuticals from April 1998 to February 2001, ALZA Corporation from December 1996 to April 1998, Penederm Incorporated from April 1993 to November 1996, and Syntex Corporation from May 1987 to March 1993; and earlier was a researcher in the chemical industry. Dr. Chavdarian holds a Ph.D. in Organic Chemistry from the University of California, Berkeley, and has post-doctoral training in pharmaceutical chemistry at the University of California, San Francisco.

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

ITEM 2. PROPERTIES

         We currently lease approximately 29,402 square feet of research laboratory and office space located in Alameda, California. The facility includes laboratories for formulation, analytical, microbiology, pharmacology, quality control and development as well as a pilot manufacturing plant. The lease expires on

December 31, 2006, and may be renewed by us for an additional 5-year term. We believe our existing facilities will be suitable and adequate to meet our needs for the immediate future.

ITEM 3.  LEGAL PROCEEDINGS.

         (a)      We are not a party to any legal proceedings.

         (b)      No legal proceedings were terminated in the fourth quarter.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2001.

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

         2001                                             HIGH                 LOW
         ----                                             ----                 ---
         First Quarter                                    $3.94               $1.91
         Second Quarter                                   $2.40               $0.90
         Third Quarter                                    $1.49               $0.95
         Fourth Quarter                                   $2.00               $0.90

         2000                                             HIGH                 LOW
         ----                                             ----                 ---
         First Quarter                                    $7.50               $2.50
         Second Quarter                                   $5.94               $3.06
         Third Quarter                                    $7.69               $3.56
         Fourth Quarter                                   $8.50               $2.18


         (b)      Holders

         As of March 25, 2002, we had approximately 300 stockholders of record. On March 25, 2002, the last sale price reported on The American Stock Exchange for our common stock was $2.21 per share.

         (c)      Dividends

         We have never paid dividends and do not anticipate paying any dividends in the foreseeable future. It is the present policy of our Board of Directors to retain our earnings, if any, for the development of our business.

ITEM 6. SELECTED FINANCIAL DATA

The comparability of the following selected financial data is affected by a variety of factors, and this data is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto elsewhere in this Annual Report on Form 10-K and the Management's Discussion and Analysis of Financial Condition and Results of Operations. The following table sets forth selected consolidated financial data for us for the five years ended December 31, 2001 (in thousands except per share amounts):

                                                                       YEAR ENDED DECEMBER 31,
                                                   2001          2000          1999         1998          1997
                                                 --------      --------      --------      --------      --------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA

Revenues, net                                    $      5      $  4,513      $  4,760      $     16      $     50
Operating expenses:
 Research and development, net                      6,610         1,674         1,397         6,227         7,224
 General and administrative                         3,523         2,584         2,293         2,656         3,034
                                                 ----------------------------------------------------------------
 Total expenses                                    10,133         4,258         3,690         8,883        10,258
Interest and other income (expense), net              572           791            85           299           390
                                                 ----------------------------------------------------------------
Net income (loss) before taxes                     (9,556)        1,046         1,155        (8,568)       (9,818)
Income tax provision                                   --            --             5            --            --
                                                 ----------------------------------------------------------------
Net income (loss) before cumulative
effect of accounting change                        (9,556)        1,046         1,150        (8,568)       (9,818)
Cumulative effect of accounting change (1)             --        (4,486)           --            --            --
                                                 ----------------------------------------------------------------
Net income (loss)                                  (9,556)       (3,440)        1,150        (8,568)       (9,818)
Non cash preferred dividend                            --             3            22           514         1,326
                                                 ----------------------------------------------------------------
Net income (loss) applicable to common
stockholders                                     $ (9,556)     $ (3,443)     $  1,128      $ (9,082)     $(11,144)
                                                 ================================================================
Basic earnings (loss) per share:
Net income (loss) per share applicable to
common stockholders before cumulative effect
of accounting change                             $  (0.38)     $   0.04      $   0.06      $  (0.60)     $  (0.85)
Cumulative effect of accounting change (1)             --         (0.19)           --            --            --
                                                 ----------------------------------------------------------------
Net income (loss) per share applicable to
common stockholders                              $  (0.38)     $  (0.15)     $   0.06      $  (0.60)     $  (0.85)
                                                 ================================================================
Diluted earnings (loss) per share:
Net income (loss) per share applicable to
common stockholders before cumulative effect
of accounting change                             $  (0.38)     $   0.04      $   0.06      $  (0.60)     $  (0.85)
Cumulative effect of accounting change (1)             --         (0.18)           --            --            --
                                                 ----------------------------------------------------------------
Net income (loss) per share applicable to
common stockholders                              $  (0.38)     $  (0.14)     $   0.06      $  (0.60)     $  (0.85)
                                                 ================================================================
Pro-forma net income (loss) assuming the
accounting change is applied retroactively       $ (9,556)     $  1,043      $ (3,358)     $ (9,082)     $(10,894)
                                                 ================================================================
Pro-forma net income (loss) per share
assuming the accounting change is applied
retroactively, basic and diluted                 $  (0.38)     $   0.04      $  (0.17)     $  (0.60)     $  (0.83)
                                                 ================================================================
Shares used to calculate basic net income
(loss) per share                                   24,897        23,574        19,285        15,079        13,053
                                                 ================================================================
Shares used to calculate diluted net income
(loss) per share                                   24,897        24,483        19,856        15,079        13,053
                                                 ================================================================
Shares used to calculate pro-forma basic net
income (loss) per share                            24,897        23,574        19,285        15,079        13,053
                                                 ================================================================
Shares used to calculate pro-forma diluted
net income (loss) per share                        24,897        24,483        19,285        15,079        13,053
                                                 ================================================================

(1) Reflects the impact of the adoption of SAB 101 on revenue recognition effective January 1, 2000.

                                                                            DECEMBER 31,
                                                      2001        2000         1999        1998         1997
                                                      ----        ----         ----        ----         ----
CONSOLIDATED BALANCE SHEET DATA

Cash and cash equivalents                         $ 10,095     $18,904       $6,746      $1,037       $8,660
Working capital                                      8,747      18,305        6,167         544        7,983
Total assets                                        11,051      20,000        7,463       2,086       10,546
Long term notes payable                                 45          26           --          --           --
Redeemable preferred stock                              --          --           30       1,511        7,533
Accumulated deficit                                (97,753)    (88,197)     (84,754)    (85,882)     (76,800)
Total stockholders' equity (deficit)                 9,485      18,770        6,256        (108)       2,031

No cash dividends have been declared or paid by us since our inception.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 8 of this Form 10-K.

OVERVIEW

         In addition to the historical information contained herein, the discussion in this Annual Report on Form 10-K may contain certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below and under "Risk Factors" in Item 1 of this Form 10-K, as well as those discussed elsewhere in this 10-K.

         We are an ophthalmic product development company focused on developing genetically based tools, for the diagnosis, prognosis and management of glaucoma, as well as ophthalmic pharmaceutical products based on our proprietary DuraSite(R) eyedrop-based drug delivery technology. Our retinal programs include both a therapeutic agent and a retinal drug delivery technology.

         We are focusing our commercial efforts and research and development on the following:

         o launching our OcuGene(TM)glaucoma genetic test based on our ISV-900 technology;
         o expanding our ISV-900 technology for the diagnosis, prognosis and management of glaucoma;
         o        ISV-205, a DuraSite formulation for the treatment of glaucoma;
         o ISV-401, a DuraSite formulation of a novel antibiotic not currently used in ophthalmology;
         o ISV-403, a DuraSite formulation of a fourth generation fluoroquinolone;
         o        ISV-014, a retinal drug delivery device; and
         o        treatments for diabetic retinopathy and macular degeneration.

            Since our inception through the end of 2001, we had not received any revenues from the sale of our products, although we have received a small amount of royalties from the sale of products using our licensed technology. However, at the end of 2001, we commercially launched our OcuGene glaucoma genetic test and in the beginning of 2002 we began to receive a small amount of revenues from the sale of this test. With the exception of 1999, we have been unprofitable since our inception due to continuing research and development efforts, including preclinical studies, clinical trials and manufacturing of our product candidates. We have financed our research and development activities and operations primarily through private and public placement of our equity securities and, to a lesser extent, from collaborative agreements.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         The following are items in our financial statements that require significant estimates and judgments:

            Inventory. Our inventories are stated at the lower of cost or market. The cost of the inventory is based on the first-in first-out method. If the cost of the inventory exceeds the expected market value a provision is recorded for the difference between cost and market. At December 31, 2001, our inventories solely consisted of OcuGene kits.

            Property and Equipment. Property and equipment is stated at cost, less accumulated depreciation. Depreciation of property and equipment is provided over the estimated useful lives of the respective assets, which range from three to five years, using the straight-line method. Leasehold improvements are amortized over the lives of the related leases or their estimated useful lives, whichever is shorter, using the straight-line method. It is our policy to write-off our fully depreciated assets.

         Additionally, we record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

         Revenue Recognition. We recognize up-front fees over the expected term of the research and development services using the straight-line method. When changes in the expected term of ongoing services are identified, the amortization period for the remaining fees is appropriately modified.

         Revenue related to performance milestones is recognized when the milestone is achieved based on the terms set forth in the related agreements.

         We directly reduce expenses for amounts reimbursed due to cost sharing agreements. We recognize the received cost sharing payments when persuasive evidence of an arrangement exists, the services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured.

         We receive royalties from licensees based on third-party sales and the royalties are recorded as earned in accordance with contract terms, when third party results are reliably measured and collectibility is reasonably assured.

         Research and Development (R&D) Expenses. R&D expenses include salaries, benefits, facility costs, services provided by outside consultants and contractors, administrative costs and materials for research and development activities. We also fund research at a variety of academic institutions based on agreements that are generally cancelable. We recognize such costs as they are incurred.

         General and Administrative (G&A) Expenses. G&A expenses include salaries, benefits, facility costs, services provided by outside consultants and contractors, investor relations, financial reporting, materials and other expenses related to general corporate activities.

RESULTS OF OPERATIONS

            We had total net revenues of $5,000, $4,513,000, and $4,760,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Our net revenues in 2001 only represented royalties while the net revenues in 2000 included licensing revenue. Our net revenues in 1999 were attributable to the ISV-900 license fee received from Pharmacia. The net revenues in 2000 included the impact of the implementation of Staff Accounting Bulletin 101 (SAB 101). SAB 101 included new guidelines from the Securities and Exchange Commission regarding revenue recognition of non-refundable up-front license fees, such as the $4,750,000 net licensing fee we received from Pharmacia in 1999. To implement SAB 101, the net licensing fee from Pharmacia, previously recognized as revenue in 1999, was deferred in our cumulative effect of accounting change and was amortized over the term of the ongoing research and development activities. As a result, we recorded a charge for the cumulative effect of the change in accounting principle of $4,486,000 as of January 1, 2000. Upon the termination of the related licensing agreement in December 2000, the remaining unamortized deferred revenue was recognized. Amortization of revenue deferred in the cumulative effect was $4,486,000 of the total net revenues for 2000.

            We earned royalty income of $5,000, $27,000 and $10,000 for the years ended December 31, 2001, 2000 and 1999, respectively, from sales of AquaSite by CIBA Vision and Global Damon who began selling AquaSite in Korea in 2000. We have not relied on royalty revenues to fund our activities, and through December 31, 2001 we have received revenues from the sale of products.

            Our R&D expenses in 2001 increased 13% to $7.3 million from $6.5 million in 2000. R&D expenses in 2000 increased 14% to $6.5 million from $5.6 million in 1999. The increase in 2001 related primarily to the cost of preparing for, and filing, an IND and the subsequent initiation of clinical studies for the ISV-401 antibiotic program. Additionally, the cost of filing and maintaining our owned and licensed patents increased as our patent portfolio grew. The increase in 2000 primarily related to outside laboratory services supporting the ISV-401, 402 and 403 antibiotic programs and a 13% increase in R&D headcount.

            In 2001, our R&D cost reimbursements decreased 85% to $0.7 million from $4.8 million in 2000. This reflected the termination of both the ISV-900 and the ISV-205 licenses by Pharmacia in 2000 and 2001, respectively. In 2000, cost reimbursement increased 13% to $4.8 million from $4.2 million in 1999. This increase reflects cost reimbursement by Pharmacia for the ISV-900 and ISV-402 programs in 2000, in addition to the ISV-205 program.

            Our R&D activities can be separated into two major segments, research and clinical development. Research includes activities involved in evaluating a potential product and the related pre-clinical testing. Clinical development includes activities related to filings with the FDA and the related human clinical testing required to obtain marketing approval for a potential product. We estimate that the following represents the approximate cost of these activities for 2001, 2000 and 1999 (in thousands):

                                              2001             2000            1999
                                             ------           ------          ------
Research                                     $5,050           $4,670          $4,005
Clinical development                          2,273            1,783           1,640
                                             ------           ------          ------
Total research and development               $7,323           $6,453          $5,645
                                             ======           ======          ======

         Due to our limited personnel and number of projects that we are developing, our personnel are involved in a number of projects at the same time. Accordingly, the majority of our R&D expenses are not linked to a specific project but are allocated across projects, based on personnel time expended on each project. Accordingly, the allocated costs may not reflect the actual costs of each project.

         The increase in our research activities from 1999 through 2001 reflects the addition of antibiotic programs to our portfolio and the expansion of our glaucoma genetics research projects. A portion of these activities is conducted through research agreements with academic centers in the U.S., Canada, Europe and Japan. Expenses for such activities are expensed when incurred as these research agreements may be terminated when the appropriate notice is provided as required in each agreement.

         The increase in our clinical development expenses from 1999 through 2001 reflects the initiation of clinical studies on our ISV-401 antibiotic project, the conduct of clinical studies to support our glaucoma genetics projects and the increased number of projects we have filed with the FDA.

            Most of our projects are in the early stages of the product development cycle and may not result in commercial products. Please see "Products and Product Candidates" in the business section for further information as to what stage in the development cycle each project is in as of December 31, 2001. Projects in development may not proceed into clinical trials due to a number of reasons even though the project looks promising early in the process. Once a project reaches clinical studies it may be found to be ineffective or there may be harmful side effects. Additionally, during the development cycle, other companies may develop new treatments that decrease the market potential for our project and we may decide not to proceed. Other factors including the cost of manufacturing at a commercial scale and the availability of quality manufacturing capabilities could negatively impact our ability to bring the project to the market. Also, our business strategy is to license projects to third parties to complete the development cycle and to market and sell the product. These collaborative arrangements may either speed the development or they may extend the anticipated time to market. For a more detailed review of these uncertainties, please see the risks discussed under "Risk Factors" in Item 1 of this Report, as well as those discussed elsewhere in the Report. Because of these factors, as well as others, we cannot be certain if, or when, our projects in development will complete the development cycle and be commercialized.

         General and administrative expenses increased 36% in 2001 to $3.5 million from $2.6 million in 2000, and increased 13% in 2000 to $2.6 million from $2.3 million in 1999. The increase in 2001 is primarily related to $0.9 million we expended on preparing for, and executing, the commercial launch of the OcuGene glaucoma genetic test. The increase in 2000 from 1999 mainly reflected the increase in finance, investor relations and public relations consulting and activities.

            Net interest and other income was $572,000, $791,000, and $85,000 in 2001, 2000, and 1999, respectively. These fluctuations are due principally to changes in average cash balances and decreased interest rates. Interest earned in the future will be dependent on our funding cycles and prevailing interest rates.

         We had a net loss for the years ended December 31, 2001 and 2000 of $9.6 million and $3.4 million, respectively, and net income of $1.1 million in 1999. The increase in the net loss in 2001 mainly reflects the 85% decrease in cost reimbursement from Pharmacia, the higher cost of our development projects and the launch of the OcuGene glaucoma genetic test. The net income in 1999 is mainly the result of licensing revenue of $4.8 million and cost reimbursement of $4.2 million received from Pharmacia.

LIQUIDITY AND CAPITAL RESOURCES

            Through 1995, we financed our operations primarily through private placements of preferred stock totaling approximately $32.0 million and an October 1993 initial public offering of Common Stock, which resulted in net proceeds of approximately $30.0 million. After 1995, we financed our operations through a January 1996 private placement of Common Stock and warrants resulting in net proceeds of approximately $4.7 million and an April 1996 public offering which raised net proceeds of approximately $8.1 million. In accordance with a July 1996 agreement with B&L, we received a total of $2.0 million from the sale of Common Stock in August 1996 and 1997. In September 1997, we completed a $7.0 million private placement of 7,000 shares of redeemable convertible Series A Preferred Stock resulting in net proceeds of approximately $6.5 million. In January 1999, we entered into a transaction with Pharmacia from which we received a total of $3.5 million from the sale of Common Stock in January and September. In November 1999, we entered into another transaction with Pharmacia from which we received a $5.0 million licensing fee and, in January 2000, received $2.0 million from the sale of Common Stock. In April 2000, we received $0.6 million from the exercise of warrants issued as part of the 1995 private placement. In May 2000, we completed a private placement of Common Stock and warrants from which we raised net proceeds of approximately $13.0 million. During 2000 and 2001, we also received $243,000 and $71,000, respectively, from the issuance of Common Stock related to the exercise of stock options and sales of Common Stock through our Employee Stock Purchase Plan. At December 31, 2001, we had cash and cash equivalents totaling $10.1 million. It is our policy to invest these funds in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt.

         For the years ended December 31, 2001 and 2000, cash used for operating activities and to acquire capital equipment, was $8.9 million and $3.6 million, respectively. For the year ended December 31, 1999, cash provided by operating activities, less cash used to acquire capital equipment, was $1.8 million. Of those amounts, $474,000, $450,000, and $88,000 were for additions to laboratory and other property and equipment in 2001, 2000, and 1999, respectively. In 1999, we sold the equipment and improvements we had installed at B&L's Tampa facility, to B&L for $410,000, which resulted in a loss on the sale of $107,000.

         Our future capital expenditures and requirements will depend on numerous factors, including the progress of our research and development programs and preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, our ability to establish additional collaborative arrangements, changes in our existing collaborative and licensing relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, acquisition of new businesses, products and technologies, the completion of commercialization activities and arrangements, the timing of additional product development and the purchase of additional property and equipment. Starting in 1997, we wrote-off our fully depreciated assets. This resulted in a decrease in both property and equipment and accumulated depreciation of $57,000, $44,000 and $300,000 in 2001, 2000 and 1999,
respectively, with no change in net property and equipment.

         As of December 31, 2001, our accumulated deficit was approximately $97.8 million. There can be no assurance that we will ever achieve or be able to maintain either significant revenues from product sales or profitable operations.

            We do not anticipate any material capital expenditures to be incurred for environmental compliance in fiscal year 2002. Based on our good environmental compliance record to date, and our current compliance with applicable environmental laws and regulations, environmental compliance is not expected to have a material adverse effect on our operations.

         Our commitments as of December 31, 2001 were as follows (in thousands):

                                                   Due in     Due in      Due in    Due in      Due in
                                         Total       2002       2003       2004      2005        2006
                                         ------     ------     ------     ------     ------     ------
       Capital lease obligations (1)     $   86     $   38     $   38     $   10     $   --     $    -
       Operating leases (2)               3,582        658        694        718        743        769
       Research and development
        agreements (3)                      343        343          -          -          -          -
       Licensing agreements (4)             160         15         15         30         50         50
                                         ------     ------     ------     ------     ------     ------
       Total commitments                 $4,171     $1,054     $  747     $  758     $  793     $  819
                                         ======     ======     ======     ======     ======     ======

(1) We lease certain laboratory equipment under capital lease agreements, which expire through 2005.

(2) We lease our facilities under a non-cancelable operating lease that expires in 2006.

(3) We have research and development agreements with academic centers in the U.S., Canada, Europe and Japan. The terms of most of these agreements is one year with the option to extend the term with the consent of both the academic center and us.

(4) We have certain licensing agreements that require minimum royalty payments for the life of the licensed patents. The life of the patents which may be issued and covered by the licensing agreements cannot be determined at this time, but the minimum royalties due under such agreements is approximately $60,000 per year after 2006 until the expiration of the related patents.

            We believe our cash and cash equivalents will be sufficient to meet our operating expenses and cash requirements through 2002. We will require substantial additional funds prior to reaching sustained profitability, and we may seek private or public equity investments, future collaborative agreements, and possibly research funding to meet such needs. Even if we do not have an immediate need for additional cash, we may seek access to the private or public equity markets if and when we believe conditions are favorable. However, there is no assurance that additional funds will be available to us to finance our operations, on acceptable terms, or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board or FASB, issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to an annual impairment test in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. We do not expect that the adoption of Statement 142 will have a material effect on our consolidated financial position or results of operations.

            In October 2001, FASB issued Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. The FASB's new rules on asset impairment supersedes FASB Statement No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provide a single accounting model for long-lived assets to be disposed of. We do not expect that the adoption of Statement 144 will have a material effect on our consolidated financial position or results of operations.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The following discusses our exposure to market risk related to changes in interest rates.

         We invest our excess cash in investment grade, interest-bearing securities. At December 31, 2001, we had $10.1 million invested in money market mutual funds. While a hypothetical decrease in market interest rates by 10 percent from the December 31, 2001 levels would cause a decrease in interest income, it would not result in a loss of the principal. Additionally, the decrease in interest income would not be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following Consolidated Financial Statements and Report of Independent Auditors are included on the pages that follow:

                                                                              Page
                                                                              ----

Report of Independent Auditors                                                 33

Consolidated Statements of Operations                                          34
Years Ended December 31, 2001, 2000 and 1999

Consolidated Balance Sheets - December 31, 2001 and 2000                       35

Consolidated Statements of Stockholders' Equity                                36
Years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows                                          37
Years Ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements                                  38-48

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
InSite Vision Incorporated

We have audited the accompanying consolidated balance sheets of InSite Vision Incorporated as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InSite Vision Incorporated at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                       /s/Ernst & Young LLP

Palo Alto, California
February 1, 2002

                           INSITE VISION INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Year Ended December 31,
(in thousands, except per share amounts)                                        2001           2000          1999
-------------------------------------------------------------------------------------------------------------------
Revenues:
 License fee                                                                   $      -      $  4,486      $  4,750
 Royalties                                                                            5            27            10
                                                                               --------      --------      --------
 Total                                                                                5         4,513         4,760
Operating expenses:
 Research and development                                                         7,323         6,453         5,645
 Cost reimbursement                                                                 713         4,779         4,248
                                                                               --------      --------      --------
 Research and development, net                                                    6,610         1,674         1,397
 Selling, general and administrative                                              3,523         2,584         2,293
                                                                               --------      --------      --------
 Total                                                                           10,133         4,258         3,690
                                                                               --------      --------      --------
Income (loss) from operations                                                   (10,128)          255         1,070
Interest and other income (expense), net                                            572           791            85
                                                                               --------      --------      --------
Net income (loss) before taxes                                                   (9,556)        1,046         1,155
Income tax provision                                                                  -             -             5
                                                                               --------      --------      --------
Net income (loss) before cumulative effect of accounting change                  (9,556)        1,046         1,150
Cumulative effect of accounting change                                                -        (4,486)            -
                                                                               --------      --------      --------
Net income (loss)                                                                (9,556)       (3,440)        1,150
Non-cash preferred dividend                                                           -             3            22
                                                                               --------      --------      --------
Net income (loss) applicable to common stockholders                            $ (9,556)     $ (3,443)     $  1,128
                                                                               ========      ========      ========

Basic income (loss) per share:

Net income (loss) per share applicable to common stockholders
before cumulative effect of accounting change                                  $  (0.38)     $   0.04      $   0.06
Cumulative effect of accounting change                                                -         (0.19)            -
                                                                               --------      --------      --------
Net income (loss) per share applicable to common stockholders                  $  (0.38)     $  (0.15)     $   0.06
                                                                               ========      ========      ========

Diluted income (loss) per share:

Net income (loss) per share applicable to common stockholders
before cumulative effect of accounting change                                  $  (0.38)     $   0.04      $   0.06
Cumulative effect of accounting change                                                -         (0.18)            -
                                                                               --------      --------      --------
Net income (loss) per share applicable to common stockholders                  $  (0.38)     $  (0.14)     $   0.06
                                                                               ========      ========      ========

Pro-forma amounts assuming the accounting change is applied retroactively:

Net income (loss) applicable to common stockholders                            $ (9,556)     $  1,043      $ (3,358)
                                                                               ========      ========      ========
Net income (loss) per share applicable to common stockholders, basic
 and diluted                                                                   $  (0.38)     $   0.04      $  (0.17)
                                                                               ========      ========      ========

Shares used to calculate basic net income (loss) per share                       24,897        23,574        19,285
                                                                               ========      ========      ========
Shares used to calculate diluted net income (loss) per share                     24,897        24,483        19,856
                                                                               ========      ========      ========

Shares used to calculate pro-forma basic net income (loss) per share             24,897        23,574        19,285
                                                                               ========      ========      ========
Shares used to calculated pro-forma diluted net income (loss) per share          24,897        24,483        19,285
                                                                               ========      ========      ========


See accompanying notes to consolidated financial statements.

                         INSITE VISION INCORPORATED

                         CONSOLIDATED BALANCE SHEETS


                                                                                          December 31,
(in thousands, except share and per share amounts)                                    2001           2000
------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:

Cash and cash equivalents                                                           $  10,095      $  18,904
Inventory                                                                                  70              -
Prepaid expenses and other current assets                                                 103            605
                                                                                    ---------      ---------
Total current assets                                                                   10,268         19,509

Property and equipment, at cost:
 Laboratory and other equipment                                                         1,056            647
 Leasehold improvements                                                                    68              9
 Furniture and fixtures                                                                     3              3
                                                                                    ---------      ---------
                                                                                        1,127            659
Accumulated depreciation                                                                  344            168
                                                                                    ---------      ---------
                                                                                          783            491
                                                                                    ---------      ---------
Total assets                                                                        $  11,051      $  20,000
                                                                                    =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                                   $     344      $     181
 Accrued liabilities                                                                      356            376
 Accrued compensation and related expense                                                 821            647
                                                                                    ---------      ---------
Total current liabilities                                                               1,521          1,204

Long-term notes payable                                                                    45             26

Commitments (Note 3)

Redeemable preferred stock, $0.01 par value
  5,000,000 shares authorized; no shares
  issued and outstanding at December 31, 2001 and 2000                                      -             -

Common stockholders' equity:
 Common stock, $0.01 par value, 60,000,000 shares authorized; 24,930,350 issued and outstanding at December 31, 2001;
  24,853,767 issued and outstanding at December 31, 2000;                                 249            248
 Additional paid-in capital                                                           107,246        106,976
 Notes receivable from stockholder                                                       (257)          (257)
 Accumulated deficit                                                                  (97,753)       (88,197)
                                                                                    ---------      ---------
Common stockholders' equity                                                             9,485         18,770
                                                                                    ---------      ---------
Total liabilities, redeemable preferred stock and stockholders' equity              $  11,051      $  20,000
                                                                                    =========      =========


See accompanying notes to consolidated financial statements.

                           INSITE VISION INCORPORATED

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                              NOTE
                                                             ADDITIONAL     RECEIVABLE                  TOTAL
                                                  COMMON      PAID IN         FROM      ACCUMULATED  STOCKHOLDERS'
 (dollars in thousands)                           STOCK       CAPITAL      STOCKHOLDER    DEFICIT       EQUITY
------------------------------------------------------------------------------------------------------------------
BALANCES, JANUARY 1, 1999                        $    169     $ 85,605     $      -      $(85,882)     $     (108)
Issuance of 1,942,419 shares of common stock
 to Pharmacia & Upjohn in private placements           19        3,480            -             -           3,499
Issuance of 33,073 shares of common stock
 from exercise of options and employee stock
 purchase plan                                          -           40            -             -              40
Issuance of 1,471,416 shares of common
 stock from conversion of preferred shares             15        1,488            -             -           1,503
Non-employee stock option compensation                  -          194            -             -             194
Net income and comprehensive income                     -            -            -         1,150           1,150
Non-cash preferred dividend                             -            -            -           (22)            (22)
                                                 -----------------------------------------------------------------
Net income applicable to common stockholders            -            -            -         1,128           1,128
                                                 -----------------------------------------------------------------
BALANCES, DECEMBER 31, 1999                      $    203     $ 90,807     $      -      $(84,754)     $    6,256
Issuance of 723,195 shares of common stock              -
 to Pharmacia & Upjohn in private placements            7        1,993            -             -           2,000
Issuance of 192,308 shares of common stock
 from exercise of warrants                              2          623            -             -             625
Issuance of 3,349,722 shares of common stock
 in a private placement                                33       13,007            -             -          13,040
Issuance of 261,582 shares of common stock
 from exercise of options and employee stock
 purchase plan                                          3          316         (257)            -              62
Issuance of 28,037 shares of common
 stock from conversion of preferred stock               -           33            -             -              33
Non-employee stock option compensation                  -          197            -             -             197
Net loss and comprehensive loss                         -            -            -        (3,440)         (3,440)
Non-cash preferred dividend                             -            -            -            (3)             (3)
                                                 -----------------------------------------------------------------
Net loss applicable to common stockholders              -            -            -        (3,443)         (3,443)
                                                 -----------------------------------------------------------------
BALANCES, DECEMBER 31, 2000                      $    248     $106,976     $   (257)     $(88,197)     $   18,770
Issuance of 76,583 shares of common stock
 from exercise of options and employee stock
 purchase plan                                          1           70            -             -              71
Non-employee stock option compensation                  -          200            -             -             200
Net loss and comprehensive loss                         -            -            -        (9,556)         (9,556)
                                                 -----------------------------------------------------------------
BALANCES, DECEMBER 31, 2001                      $    249     $107,246     $   (257)     $(97,753)     $    9,485
                                                 =================================================================

See accompanying notes to consolidated financial statements.

                           INSITE VISION INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Year Ended December 31,
(in thousands)                                                      2001            2000             1999
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

Net income (loss)                                               $     (9,556)  $      (3,440)    $      1,150
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
 Depreciation and amortization                                           233             117              311
 Stock based compensation                                                200             197              194
 Loss on sale of property and equipment                                    -               -              107
 Changes in:
  Prepaid expenses and other current assets                              432              (7)            (408)
  Accounts payable and accrued liabilities                               292              20              494
                                                                ------------   -------------     ------------
Net cash provided by (used in) operating activities                   (8,399)         (3,113)           1,848

INVESTING ACTIVITIES:

Sale of property and equipment                                             -               -              410
Purchases of property and equipment                                     (474)           (450)             (88)
                                                                ------------   -------------     ------------
Net cash provided by (used in) investing activities                     (474)           (450)             322

FINANCING ACTIVITIES:

Payment of capital lease obligation                                       (7)             (6)               -
Issuance of common stock, net                                             71          15,727            3,539
                                                                ------------   -------------     ------------
Net cash provided by financing activities                                 64          15,721            3,539

Net increase (decrease) in cash and cash equivalents                  (8,809)         12,158            5,709
Cash and cash equivalents, beginning of period                        18,904           6,746            1,037
                                                                ------------   -------------     ------------
Cash and cash equivalents, end of period                        $     10,095   $      18,904     $      6,746
                                                                ============   =============     ============
Supplemental disclosures:
 Non-cash preferred dividends                                   $          -   $           3     $         22
                                                                ============   =============     ============
 Non-cash conversion of redeemable preferred stock
  to common stock                                               $          -   $          33     $      1,503
                                                                ============   =============     ============
 Capital lease obligation incurred                              $         51   $          39     $          -
                                                                ============   =============     ============


See accompanying notes to consolidated financial statements.

                           InSite VISION INCORPORATED

                   Notes to Consolidated Financial Statements
                                December 31, 2001

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

         The Company's consolidated financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Except for 1999, the Company has incurred losses since its inception and the Company expects to incur substantial additional developement costs prior to reaching sustained profitability, including costs related to clinical trials and manufacturing expenses. The Company is actively pursuing various sources of additional funds, including new license and collaboration agreements and securing additional equity financing, and believes that sufficient funding will be available to meet its projected operating and capital requirements through December 31, 2002. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. If such funds are not available, management will be required to delay, scale back or eliminate one or more of its research, discovery or developement programs.
Such actions may include significantly reducing its anticipated level of expenditures and/or the sale of rights to certain of its technologies, product candidates or products. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


         Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Cash and Cash Equivalents. The Company invests its excess cash in investment grade, interest-bearing securities. As of December 31, 2001 and 2000, cash equivalents consisted of money market funds. All cash and cash equivalents are available for sale and stated at fair market value. The Company considers highly liquid investments with original maturities of three months or less as cash equivalents.

         Inventory. The Company states its inventories at the lower of cost or market. The cost of the inventory is based on the first-in first-out method. If the cost of the inventory exceeds the expected market value a provision is recorded for the difference between cost and market. The Company's inventories consisted of OcuGene glaucoma genetic test kits at December 31, 2001.

            Property and Equipment. Property and equipment is stated at cost, less accumulated depreciation. Depreciation of property and equipment is provided over the estimated useful lives of the respective assets, which range from three to five years, using the straight-line method. Leasehold improvements are amortized over the lives of the related leases or their estimated useful lives, whichever is shorter, using the straight-line method. It is the Company's policy to write-off its fully depreciated assets. This resulted in a decrease in both property and equipment and accumulated depreciation in 2001 and 2000 of $57,000 and $44,000, respectively, with no change in net property and equipment. The amortization of the cost of capital lease assets is included in depreciation expense.

         In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During 1998, the Company evaluated certain assets and determined that assets with a carrying value of $946,000 were impaired and reduced their carrying value by $87,000. This loss was included in the 1998 research and development expense. In July 1999, the Company sold this equipment and recorded a loss of $107,000 which is included in the 1999 research and development expense in the Consolidated Statements of Operations.

         Revenue Recognition. Effective January 1, 2000, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), the Company changed its method of accounting for up-front technology license fees when ongoing research and development services will be performed. Previously, on the only such arrangement it had executed, the Company had recognized the up-front fee as revenue upon the effective date of the arrangement. Under the new accounting method adopted retroactive to January 1, 2000, (a) the Company recognized the up-front fee over the expected term of the research and development services, which was 36 months, using the straight-line method. As a result of the termination of this arrangement in December 2000, the Company recognized the then remaining deferred revenue in the fourth quarter of 2000. The cumulative effect of the change on prior years resulted in a charge to operations of $4,486,000, which is included in net loss for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to increase income before the cumulative effect of the accounting change by $4,486,000 ($.19 per share). The pro forma amounts presented in the statement of operations were calculated assuming the accounting change was made retroactively to prior periods.

         Accounting for Royalties. Royalties from licensees are based on third-party sales and are recorded as earned in accordance with contract terms, when third party results are reliably measured and collectibility is reasonably assured.

            Accounting for Cost Sharing Agreements. The Company directly reduces expenses for amounts reimbursed pursuant to cost sharing agreements. During 2001, 2000 and 1999, research and development expenses were reduced by $713,000, $4,779,000 and $4,248,000, respectively, for costs reimbursed primarily by Pharmacia Corporation (Pharmacia) and another research collaboration partner under the terms of the collaborations described in Note 2.

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

            In April 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB No. 25." The Company has adopted the provisions of FIN no. 44. The adoption of these provisions did not materially impact the Company's results of operations. Note 6 provides the pro-forma effects on reported net income and earnings per share for 2001, 2000 and 1999 based on the fair value of options and shares granted as prescribed by Statement 123.

            Accounting for Stock Options Exchanged for Services. The Company issues stock options to consultants of the Company in exchange for services. The Company has valued these options using the Black-Scholes option valuation model at each reporting period and has recorded charges to operations over the vesting periods of the individual stock options. Such charges amounted to approximately $200,000, $197,000 and $194,000 in 2001, 2000 and 1999, respectively.

            Earnings (Loss) per Share. Basic and diluted net income (loss) per share information for all periods is presented under the requirement of SFAS No. 128, "Earnings per Share." Basic earnings per share has been computed using the weighted-average number of common shares outstanding during the period, and excludes any dilutive effects of stock options and convertible securities. Potentially dilutive securities have been excluded from the computation of diluted net loss per share in 2001 and 2000, as their inclusion would be antidilutive.

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

--------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                               2001         2000           1999
--------------------------------------------------------------------------------------------------------
Numerator:
Net income (loss) before cumulative effect of accounting change     $ (9,556)     $  1,046      $  1,150
Cumulative effect of accounting change                                    --        (4,486)           --
                                                                    ------------------------------------
Net income (loss)                                                     (9,556)       (3,440)        1,150
Non-cash preferred dividend                                               --            (3)          (22)
                                                                    ------------------------------------
Net earnings (loss) applicable to common stockholders               $ (9,556)  $    (3,443)     $  1,128
                                                                    ====================================

Denominator:
Denominator for basic earnings (loss) per share -
weighted-average shares outstanding                                   24,897        23,574        19,285

Effect of diluted securities:
Employee & director stock options, warrants and preferred
stock warrant (determined using the treasury stock method)                --           909           260
Convertible preferred stock (using the if-converted method)               --            --           311
                                                                    ------------------------------------
Denominator for diluted earnings per share -
weighted-average shares outstanding                                   24,897        24,483        19,856
                                                                    ------------------------------------
Basic earnings (loss) per share                                     $  (0.38)     $  (0.15)     $   0.06
                                                                    ====================================
Diluted earnings (loss) per share                                   $  (0.38)     $  (0.14)     $   0.06
                                                                    ====================================
--------------------------------------------------------------------------------------------------------

         Due to the loss from operations, earnings (loss) per share for 2001 is based on the weighted average number of common shares only, as the effect of including equivalent shares from stock options would be anti-dilutive. If the Company had recorded net income, the calculation of earnings per share would have included approximately 343,000 common equivalent shares related to the outstanding stock options and warrants (determined using the treasury stock method).

         Accounting for Materials Purchased for Research and Development. The Company expenses materials for research and development activities when the obligation for the items is incurred.

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

         Recent accounting pronouncements. In June 2001, the Financial Accounting Standards Board or FASB, issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to an annual impairment test in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The

Company does not expect that the adoption of Statements 141 and 142 will have a material effect on its consolidated financial position or results of operations.

         In October 2001, FASB issued Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001, with transition provisions for certain matters. The FASB's new rules on asset impairment supersedes FASB Statement No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provide a single accounting model for long-lived assets to be disposed of. The Company does not expect that the adoption of Statement 144 will have a material effect on its consolidated financial position or results of operations.

2.       LICENSES

         In April 2001, the Company signed a licensing agreement with SSP Co., Ltd. of Tokyo, Japan ("SSP"), for two fourth generation fluoroquinolones, which have indicated increased sensitivity against gram positive and negative bacteria. The Company has exclusive rights to any products developed using these compounds, with the exception of Japan, where SSP will retain the rights and the rest of Asia, where the Company will share joint rights with SSP. One of the compounds, SS734, is currently under development under the designation ISV-403.

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

         The Company recognized $4.8 million as license revenue from Pharmacia during the fourth quarter of 1999 ($264,000 on a pro-forma basis), due to the persuasive evidence of the existence of an arrangement, delivery had occurred, the fee was fixed and determinable and collectibility was reasonably assured. The technology represented a separate element of the arrangement that was recognized when the technology was delivered to Pharmacia for commercialization.

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

         The credit agreement with Pharmacia which expired unused, provided for a $4 million revolving line of credit that would have been available to the Company on November 11, 2001 for a period of three (3) years.

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

            On January 28, 1999, the Company entered into a license agreement and stock purchase agreement pursuant to which InSite granted Pharmacia an exclusive worldwide license to ISV-205 for the treatment of glaucoma. The transaction also called for equity investments from Pharmacia of $3,500,000 for which they received 1,942,419 shares of common stock in February 1999 and September 1999. In May 2001, Pharmacia Corporation terminated the ISV-205 licensing agreement. All global development and commercialization rights that had been granted to Pharmacia were returned to the Company at the end of a ninety-day termination period and any future payment obligations by Pharmacia were cancelled.

         The Company has a license agreement with CIBA Vision, an ophthalmic company which is an affiliate of CIBA-GEIGY Limited. Under the terms of the agreement, CIBA Vision has co-exclusive rights to manufacture and market AquaSite and ToPreSite in the U.S. and AquaSite in Canada. The Company also has a license agreement with Global Damon, and a manufacturing agreement with Kukje, to produce and sell AquaSite in Korea. Both of the license agreements require royalty payments on net sales of the licensed products. The Company recognized $5,000, $27,000 and $10,000 of royalty revenue for sales of AquaSite in 2001, 2000 and 1999, respectively.

3.       LEASE COMMITMENTS

            The Company leases its facilities under non-cancelable operating lease agreements that expire in 2006. Rent expense was $445,000, $430,000, and $431,000 for 2001, 2000 and 1999, respectively. The 2001, 2000 and 1999 rent expense reflects $74,000, $64,000 and $63,000, respectively, received by the Company related to the January 1999 sublease of a portion of the Company's facility. The sublease continues through February 2002 and provides for annual payments of $12,400 in 2002.

         Capital lease obligations represent the present value of future rental payments under capital lease agreement for laboratory equipment. The original cost and accumulated amortization on the equipment under capital leases is $103,600 and $20,000, respectively, at December 31, 2001 and $39,900 and $10,000, respectively, at December 31, 2000.

         Future minimum payments under capital and operating leases are as follows:

                ----------------------------------------------------------------------------------------------
                                                                                  Capital            Operating
                Year ending December 31,                                           Leases             Leases
                ----------------------------------------------------------------------------------------------
                2002                                                               $37,665          $  657,988
                2003                                                                38,162             693,826
                2004                                                                10,052             718,113
                2005                                                                    --             743,253
                2006                                                                    --             769,245
                                                                                   -------          ----------
                Total minimum lease payments                                        85,879          $3,582,425
                                                                                                    ==========
                Amount representing interest                                         8,619
                                                                                   -------
                Present value of net minimum lease payments                         77,260
                Current portion                                                     32,197
                                                                                   -------
                Long-term portion                                                   45,063
                                                                                   -------
                ----------------------------------------------------------------------------------------------



4.       INCOME TAXES

         Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31, 2001 and 2000 are as follows (in thousands):

-------------------------------------------------------------------------------------------------------------------
                                                                                         2001                  2000
-------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
 Net operating loss carryforwards                                                  $   27,106            $   25,093
 Tax credit carryforwards                                                               4,742                 3,939
 Capitalized research and development                                                   9,014                 7,723
 Depreciation                                                                             468                   502
 Other                                                                                    275                   175
                                                                                   ----------            ----------
 Total deferred tax assets                                                             41,605                37,432
Valuation allowance                                                                   (41,605)              (37,432)
                                                                                   ----------            ----------
Net deferred tax assets                                                            $       -             $        -
                                                                                   ==========            ==========
-------------------------------------------------------------------------------------------------------------------

         The valuation allowance increased by $4.2 million and $1.3 million during the years ended December 31, 2001 and 2000, respectively.

         At December 31, 2001, the Company has net operating loss carryforwards for federal income tax purposes of approximately $74.0 million, which expire in the years 2002 through 2021 and federal tax credits of approximately $2.8 million which expire in the years 2002 through 2021. The Company also has net operating loss carryforwards for state income tax purposes of approximately $28.0 million which expire in the years 2002 through 2011, and state research and development tax credits of approximately and $1.7 million which carryforward indefinitely.

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

5.       REDEEMABLE PREFERRED STOCK

            In September 1997, the Company received net proceeds of approximately $6.5 million from a private placement of 7,000 shares of Series A Convertible Preferred Stock with a $0.01 par value ("Series A Preferred"). The number of shares of Common Stock issuable upon conversion of the Series A Preferred was equal to the face value of each share of Series A Preferred divided by the lower of the fixed conversion price of $2.127 or a variable conversion price. The variable conversion price was determined by applying a discount, which ranged from 10% for shares converted prior to June 10, 1998, to 17.5% for shares converted after December 7, 1998, to an average of closing bid prices of the Company's common stock at the time of conversion. Such conversion prices were subject to adjustment in accordance with the terms of the Certificate of Designations, Preferences and Rights of the Series A Preferred. The value of the Series A Preferred shares to be converted also included a 6% per annum premium, which accrued from the date of issuance until the date of conversion. Three years after issuance, any remaining unconverted preferred shares would have automatically been converted into common stock. All of the outstanding shares of Series A Preferred have been converted into 5,089,250 shares of common stock. In September 1997, the Company also issued a warrant to purchase 70 shares of Series A Preferred that was subject to the same conversion terms and premium as described above. The warrant was exercised in September 2000, and immediately converted by the holder, using their net exercise right, into 28,037 shares of common stock. Holders of the Series A Preferred had no voting rights, except as required by applicable Delaware law. The Company has authorized 5,000,000 shares of Preferred Stock, 7,070 of which have been designated Series A Preferred. Pursuant to this private placement, 6,000,000 shares of common stock had been reserved for issuance to the holders of the Series A Preferred of which 910,750 shares remain reserved at December 31, 2001.

         For the years ended December 31, 2000 and 1999, in accordance with SEC Rules and Regulations, the Company reported non-cash preferred dividends of $3,000, and $22,000, respectively. The dividends are related to the discount at which Series A Preferred could be converted to common stock and the 6% per annum premium, payable in additional common stock, earned on the outstanding Series A Preferred Stock. The dividends are used to determine the net loss per share applicable to common stockholders.

         The following table summarizes information concerning the issuance and conversion of the Series A Preferred Stock (in thousands):

--------------------------------------------------------------------
                                                              Amount
--------------------------------------------------------------------
Issuance of 7,000 shares of Series A Preferred Stock and
  a warrant for 70 shares of Series A Preferred Stock        $ 6,516
Conversion of 300 shares of Series A Preferred Stock
  into common stock                                             (309)
Non-cash preferred dividend                                    1,326
                                                             -------
Balance at December 31, 1997                                   7,533
Reduction in accrued stock issuance costs                         39
Conversion of 5,530 shares of Series A Preferred Stock
  into common stock                                           (6,575)
Non-cash preferred dividend                                      514
                                                             -------
Balance at December 31, 1998                                   1,511
Conversion of 1,170 shares of Series A Preferred Stock
  into common stock                                           (1,503)
Non-cash preferred dividend                                       22
                                                             -------
Balance at December 31, 1999                                      30
Non-cash preferred dividend                                        3
Exercise of 70 warrants for Series A Preferred Stock and
  conversion into common stock                                   (33)
                                                             -------
Balance at December 31, 2000                                 $    --
                                                             =======
--------------------------------------------------------------------

6.       COMMON STOCKHOLDERS' EQUITY

            In February 2001, the Company filed a shelf registration for the issuance of up to $40.0 million of Common Stock or securities convertible into or exercisable into the Company's Common Stock. The Common Stock, if issued, will be sold through a placement agent. As of December 31, 2001 no shares had been issued under this shelf registration.

         In May 2000, the Company received net proceeds of $13,040,000 from a private placement of 3,349,722 shares of Common Stock and warrants. Each warrant entitles its holder to purchase shares of the Company's Common Stock for $5.64 per share until April 2004. As of December 31, 2001, warrants to purchase 1,172,381 shares of Common Stock were outstanding. In connection with this private placement the Company also issued the placement agent warrants to purchase 334,972 shares of the Company's Common Stock for $5.01 per share until April 2004, all of which were outstanding as of December 31, 2001. Also, the Company issued warrants to a placement agent to purchase 150,000 shares of the Company's Common Stock for $5.25 per share until March 2004, all of which were outstanding as of December 31, 2001. These warrants were valued using a Black-Scholes option pricing model with the following assumptions:risk-free interest rate of 4.85%, volatility of 1.0162 and an expected life of 4 years, resulting in a valuation of $794,000 which has been recorded as an issuance cost.

         In April 2000, the Company received $625,000 from the exercise of warrants issued as part of a January 1996 private placement. Each warrant entitles its holder to purchase shares of the Company's Common Stock for $3.25 per share until January 2001. As of December 31, 2001, the remaining warrants issued as part of the January 1996 private placement to purchase 125,000 shares of Common Stock, which had not been exercised, had been cancelled.

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

         In February 1999, the Company received $2,000,000 from Pharmacia for the purchase of 1,095,506 shares of Common Stock in connection with the January 1999 license for the Company's ISV-205 glaucoma product. The agreement also provides for additional equity purchases by Pharmacia at average prevailing market prices if the Company achieves certain milestones, the first of which was reached in September of 1999.

Stock Option Plan.

         At December 31, 2001, a total of 3,162,705 shares of Common Stock were reserved under the 1994 Stock Plan for issuance upon the exercise of options or by direct sale to employees, including officers, directors and consultants. Options granted under the plan expire 10 years from the date of grant and become exercisable at such times and under such conditions as determined by the Company's Board of Directors (generally ratably over four years, with the first 25% vesting after one year). Activity under the 1994 Stock Plan is as follows:

------------------------------------------------------------------------------------------------------------------------
                                                                   Shares
------------------------------------------------------------------------------------------------------------------------
                                                          Options                                       Weighted Average
                                                        Available         Options                      Exercise Price of
                                                        for Grant     Outstanding     Option Price     Shares Under Plan
                                                        ---------     -----------     ------------     -----------------
 Balances at January 1, 1999                              584,683       1,633,132      0.60 - 9.25                 3.03
 Additional shares reserved                               336,981               -                -                    -
 Granted                                                 (715,932)        715,932      1.06 - 2.44                 1.28
 Exercised                                                      -         (13,496)     2.00 - 2.63                 1.25
 Forfeited                                                158,749        (158,749)     0.60 - 6.38                 4.69
                                                        ---------     -----------
 Balances at December 31, 1999                            364,481       2,176,819      0.60 - 9.25                 2.34
 Additional shares reserved                               405,916               -                -                    -
 Granted                                                  (98,750)         98,750      4.56 - 5.88                 5.05
 Exercised                                                      -        (241,117)     0.60 - 4.38                 1.21
 Forfeited                                                116,349        (116,349)     1.13 - 6.38                 3.94
                                                        ---------     -----------
 Balances at December 31, 2000                            787,996       1,918,103     $0.60 - 9.25                $2.53
 Additional shares reserved                               497,014
 Granted                                                 (444,500)        444,500     $1.02 - 2.20                $1.52
 Exercised                                                                (40,406)    $0.60 - 1.13                $0.66
 Forfeited                                                 35,443         (35,443)    $1.45 - 5.88                $3.71
                                                        ---------     -----------
 Balances at December 31, 2001                            875,953       2,286,754     $0.60 - 9.25                $2.35
                                                        =========     ===========
------------------------------------------------------------------------------------------------------------------------

The following table summarizes information concerning currently outstanding and exercisable options:

------------------------------------------------------------------------------------------------------------------------
                                                 Options Outstanding                        Options Exercisable
                                  --------------------------------------------------      ------------------------------
                                                           Weighted Average
                                                      ------------------------------                         Weighted
                                     Number           Contractual                           Number            Average
  Range of Exercise Prices        Outstanding            Life         Exercise Price      Exercisable     Exercise Price
  ------------------------        -----------            ----         --------------      -----------     --------------
         $0.60-$1.13                707,809              5.67              $0.97             640,391            $0.97
         $1.20-$2.75                926,697              6.67               2.06             551,285             2.42
         $2.81-$5.25                572,034              5.97               3.97             550,568             3.95
         $5.63-$9.25                 80,214              5.52               6.25              73,398             6.28
                                  ---------              ----              -----           ---------            -----
                                  2,286,754              6.14              $2.35           1,815,642            $2.53
                                  =========              ====              =====           =========            =====
------------------------------------------------------------------------------------------------------------------------

         The weighted average grant date fair values of options granted during 2001, 2000 and 1999 was 1.52, $5.05 and $1.28, respectively

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

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting requirements and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates ranging from 4.64% to 6.87%; volatility factors for the expected market price of the Company's common stock of 1.09, 1.14 and 1.15; and a weighted-average expected life for the options of 4 years.

         For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period of the related options. The Company's pro forma information follows (in thousands except for loss per share information):

-----------------------------------------------------------------------------------------------------------------
                                                                             2001            2000          1999
-----------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common stockholders
 - as presented                                                          $   (9,556)     $  (3,443)     $   1,128
Net loss applicable to common stockholders - pro forma                      (10,200)        (4,619)           (35)

Basic net income (loss) per share applicable to common
  stockholders - as presented                                                 (0.38)         (0.15)          0.06
Basic net income (loss) per share applicable to common
  stockholders - pro forma                                                    (0.41)         (0.20)         (0.00)

Diluted net income (loss) per share applicable to common
  stockholders - as presented                                                 (0.38)         (0.14)          0.06
Diluted net income (loss) per share applicable to common
  stockholders -pro forma                                                     (0.41)         (0.19)         (0.00)
-----------------------------------------------------------------------------------------------------------------

         The pro forma impact of options on the net income (loss) for 2001, 2000 and 1999 is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional stock option grants.

Employee Stock Purchase Plan.

            On April 1, 1994, employees of the Company began participating in an Employee Stock Purchase Plan which provides the opportunity to purchase Common Stock at prices not more than 85% of market value at the time of purchase. In June 2000, the Company's shareholders approved an additional 85,000 shares of Common Stock be reserved for issuance under the 1994 Employee Stock Purchase Plan. During the years ended December 31, 2001, 2000 and 1999, respectively, 45,759, 20,465 and 19,577 shares of Common Stock were issued pursuant to this plan. At December 31, 2001, an additional 37,129 shares are reserved for issuance under this plan. The effects of this plan on the pro forma disclosures above are not material.

7.       NOTES RECEIVABLE FROM STOCKHOLDER

            In May 2000, the Company issued loans to Dr. Chandrasekaran, the Company's President, Chief Executive Officer (CEO), Chief Financial Officer
(CFO) and Chairman of the Board, related to his exercise of 126,667 options to acquire common stock. In May 2001, the terms on the loans were extended from 4 years to 5 years. The loans are full recourse and bear interest at 7% per annum. Interest payments are due semi-annually and principal payments are due annually. While the 126,667 shares of common stock issued secure the loans, the Company is not limited to these shares to satisfy the loan.

8.       LEGAL PROCEEDINGS

         From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition and operating results.

9.      QUARTERLY RESULTS (UNAUDITED)

        The following table is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                 (in thousands, except per share amounts)

                                                                                   2001

                                                  First           Second          Third          Fourth         Total
                                                  Quarter         Quarter         Quarter        Quarter         Year
                                                  --------------------------------------------------------------------

Revenues                                         $   2           $   1           $   1          $   1         $    5
Loss from operations                              (2,292)         (2,433)         (2,562)        (2,841)       (10,128)
Net loss                                          (2,059)         (2,266)         (2,457)        (2,774)        (9,556)
Basic and diluted loss per share:                $ (0.08)        $ (0.09)        $ (0.10)       $ (0.11)      $  (0.38)
Shares used to calculate basic and
  diluted net loss per share                      24,873          24,891          24,907         24,915         24,897
                                                 =======         =======         =======        =======       ========


                                                                                   2000

                                                  First           Second          Third          Fourth         Total
                                                 Quarter*        Quarter*        Quarter*        Quarter         Year
                                                 ---------------------------------------------------------------------
Revenues                                         $   402         $   398         $   410        $ 3,303        $ 4,513

Income (loss) from operations                       (418)           (422)         (1,121)         2,216            255

Net income (loss) applicable to common
  stockholders before cumulative effect
  of change in accounting principle                 (337)           (253)           (850)         2,483          1,043

Cumulative effect of accounting change            (4,486)             --              --             --         (4,486)

Net income (loss) applicable to common
  stockholders                                    (4,823)           (253)           (850)         2,483         (3,443)

Basic earnings (loss) per share:

Net income (loss) per share applicable to
  common stockholders before cumulative
  effect of accounting change                      (0.02)          (0.01)          (0.03)          0.10           0.04

Cumulative effect of accounting change             (0.21)             --              --             --          (0.19)

Net income (loss) per share applicable to
  common stockholders                              (0.23)          (0.01)          (0.03)          0.10          (0.15)

Diluted earnings (loss) per share:

Net income (loss) per share applicable to
  common stockholders before cumulative
  effect of accounting change                    $ (0.02)        $ (0.01)        $ (0.03)       $  0.10        $  0.04

Cumulative effect of accounting change             (0.21)             --              --             --          (0.18)

Net income (loss) per share applicable to
  common stockholders                              (0.23)          (0.01)          (0.03)          0.10          (0.14)

Shares used to calculate basic net
  income (loss) per share                         21,058          23,601          24,795         24,843         23,574

Shares used to calculate diluted net
  income (loss) per share                         21,058          23,601          24,795         25,965         24,483
                                                 =======         =======         =======        =======        =======


* The first, second and third quarter differ from Form 10Q originally filed with the SEC for the respective periods because of a cumulative accounting change related to the implementation of SAB 101. In Note 1, see Revenue Recognition, for additional information about the cumulative accounting change.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item with respect to the identification of Directors is hereby incorporated by reference from the information under the caption "Proposal One-Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Stockholders which will be held on June 3, 2002 (the "Proxy Statement").

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

   (3)   Exhibits

         See Exhibit Index on page 52 of this Annual Report on Form 10-K.

(b)      Reports on Form 8-K

         None.

(c)      Exhibits

         See Exhibit Index on page 52 of this Annual Report on Form 10-K.

(d)      Financial Statement Schedules

         See (a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2002
                                          INSITE VISION INCORPORATED


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

        Name                                        Capacity                             Date
        ----                                        --------                             ----
/s/  S. Kumar Chandrasekaran                Chairman of the Board, President,       March 29, 2002
----------------------------------------    Chief Executive Officer and
     S. Kumar Chandrasekaran, Ph.D.         Chief Financial Officer

/s/  Mitchell H. Friedlaender               Director                                March 29, 2002
----------------------------------------
     Mitchell H. Friedlaender, M.D.


/s/  John L. Mattana                        Director                                March 29, 2002
----------------------------------------
     John L. Mattana

/s/  Jon S. Saxe                            Director                                March 29, 2002
----------------------------------------
     Jon S. Saxe

/s/  Anders P. Wiklund                      Director                                March 29, 2002
----------------------------------------
     Anders P. Wiklund

                                  EXHIBIT INDEX

Number         Exhibit Table
------         -------------
3.1(1)      Restated Certificate of Incorporation.

3.2(7)      Amendedand Restated Bylaws.

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

   10.37(15)   ISV-900 Project Agreement Termination and Release, dated December
               10, 2000, by and between the Company and Pharmacia & Upjohn AB.

   10.38(15)   Credit Agreement Termination and Release, dated December 10,
               2000, by and between the Company and Pharmacia & Upjohn Company.

   10.39(16)   Placement Agent Agreement with Ladenburg Thalmann & Co., Inc.
               dated January 9, 2001.

   10.40(17)   Amendment No. 1 to Marina Village Office Tech Lease, dated July
               20, 2001 and effective January 1, 2002.

   10.41(18)   License Agreement, dated December 21, 2001 by and between the
               Company and The University of Connecticut Health Center.

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

12 Incorporated by reference to an exhibit in the Company's Annual Report on For 10-K for the year ended December 31, 1999.

13 Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-8 (Registration No. 333-43504) as filed with the Securities and Exchange Commission on August 11, 2000.

14 Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-38266) as filed with the Securities and Exchange Commission on June 1, 2000.

15 Incorporated by reference to an exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

16 Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-3 (Registration No. 333-54912) as filed with the Securities and Exchange Commission on February 2, 2001.

17 Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

18 Confidential treatment has been requested as to certain portions of this agreement. Such omitted confidential information has been designated by an asterisk and has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, pursuant to an application for confidential treatment.

H Confidential treatment has been granted with respect to certain portions of this agreement.

HH          Management contract or compensatory plan.