Form 10-Q
period 2002-03-31
INSITE VISION INC
filed 2002-05-15
CIK 802724

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-22332

INSITE VISION INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction) of incorporation or organization)	94-3015807 (IRS Employer Identification No.)

965 Atlantic Avenue, Alameda, California (Address of principal executive offices)	94501 (Zip Code)

Registrant’s telephone number, including area code (510) 865-8800

Former name, former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares of Registrant’s common stock, $0.01 par value, outstanding as of April 30, 2002: 24,930,350.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2002

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

InSite Vision Incorporated
Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except share and per share amounts)	2002	2001

	(Unaudited)
Assets

Current assets:

Cash and cash equivalents	$7,158	$10,095

Inventory	63	70

Prepaid expenses and other current assets	92	103

Total current assets	7,313	10,268

Property and equipment, at cost:

Laboratory and other equipment	1,050	1,056

Leasehold improvements	73	68

Furniture & fixtures	3	3

	1,126	1,127

Accumulated depreciation	411	344

	715	783

Total assets	$8,028	$11,051

Liabilities and common stockholders’ equity

Current liabilities:

Accounts payable	$137	$344

Accrued liabilities	447	356

Accrued compensation and related expense	818	821

Total current liabilities	1,402	1,521

Capital lease obligation, less current portion	36	45

Commitments

Common stockholders’ equity:

Common stock, $0.01 par value, 60,000,000 shares authorized; 24,930,350 issued and outstanding at March 31, 2002; 24,930,350 issued and outstanding at December 31, 2001	249	249

Additional paid-in-capital	107,309	107,246

Notes receivable from stockholder	(257)	(257)

Accumulated deficit	(100,711)	(97,753)

Common stockholders’ equity	6,590	9,485

Total liabilities and common stockholders’ equity	$8,028	$11,051

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2002	2001

Revenues	$9	$2

Cost of goods sold	17	—

Operating expenses:

Research and development	2,081	1,727

Cost reimbursement	—	263

Research and development, net	2,081	1,464

Selling, general and administrative	896	830

Total	2,977	2,294

Loss from operations	(2,985)	(2,292)

Interest, other income and expense, net	28	233

Net loss applicable to common stockholders	$(2,957)	$(2,059)

Net loss per share basic and diluted:

Net loss per share applicable to common stockholders	$(0.12)	$(0.08)

Shares used to calculate basic and diluted net loss per share	24,930	24,873

No cash dividends were declared or paid during the periods

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(in thousands)	2002	2001

Operating activities

Net loss	$(2,957)	$(2,059)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	73	45

Stock based compensation	63	35

Changes in:

Prepaid expenses and other current assets	18	(5)

Accounts payable and accrued liabilities	(121)	(66)

Net cash used in operating activities	(2,924)	(2,050)

Investing activities

Purchases of property and equipment	(5)	(46)

Net cash used in investing activities	(5)	(46)

Financing activities

Issuance of common stock	—	25

Payment of capital lease obligation	(8)	(2)

Net cash provided by (used in) financing activities	(8)	23

Net decrease in cash and cash equivalents	(2,937)	(2,073)

Cash and cash equivalents, beginning of period	10,095	18,904

Cash and cash equivalents, end of period	$7,158	$16,831

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Notes to Condensed Consolidated Financial Statements
March 31, 2002
(Unaudited)

Note 1 — Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for any future period.

         These financial statements and notes should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2001.

Overview

         In addition to the historical information contained herein, the discussion in this Quarterly Report of Form 10-Q may contain certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements whenever they appear in this document. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below and under the heading “Risk Factors,” as well as those discussed elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

         We are an ophthalmic product development company focused on developing genetically based tools, for the diagnosis, prognosis and management of glaucoma, as well as ophthalmic pharmaceutical products based on our proprietary DuraSite® eyedrop-based drug delivery technology. Our retinal programs include both a therapeutic agent and a retinal drug delivery technology.

         We are focusing our commercial efforts and research and development on the following:

•	continued launch of our OcuGene™ glaucoma genetic test based on our ISV-900 technology;

•	expanding our ISV-900 technology for the diagnosis, prognosis and management of glaucoma;

•	ISV-205, a DuraSite formulation for the treatment of glaucoma;

•	ISV-401, a DuraSite formulation of a novel antibiotic not currently used in ophthalmology;

•	ISV-403, a DuraSite formulation of a fourth generation fluoroquinolone;

•	ISV-014, a retinal drug delivery device; and

•	treatments for diabetic retinopathy and macular degeneration.

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

         A clinical study published in the September 2001 issue of Clinical Genetics, showed a correlation between the presence of the TIGR promoter region mutation in individuals with primary open-angle glaucoma, or POAG, and the likelihood of that individual developing a more aggressive form of glaucoma including more visual field damage. Published studies have also shown the correlation of the coding region mutations detected by our OcuGene test and a high probability of developing glaucoma.

         To date, our academic collaborators have identified genes associated with POAG (the most prevalent form of the disease in adults), normal tension glaucoma, juvenile glaucoma and primary congenital glaucoma, or PCG. Our academic collaborators for our glaucoma genetics program are with: the University of California, San Francisco, or UCSF; the University of Connecticut Health Center, or UCHC; Institute National de la Sante et de la Recherche Medicale, or INSERM, the French equivalent of the U.S. National Institutes of Health; Okayama University in Japan; and other institutions in North America and Europe. This research, other than what has been incorporated into our OcuGene test, still must be converted into commercial products.

         In December 2001, we entered into an agreement under which we obtained certain exclusive rights for the Optineuron, or OPTN, gene and associated mutations with UCHC. In early tests, this gene has been linked to POAG, and the normal-tension glaucoma subset. We are in the process of conducting additional research on the

Optineuron gene and mutations and we believe we may be able to introduce a test incorporating this gene early in 2003.

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

         The development of the ISV-205 product candidate, containing diclofenac, is another result of our glaucoma genetics research. This DuraSite formulation contains a drug that has been shown in cell and organ culture systems to inhibit the production of a protein that appears to cause glaucoma.

         A Phase II clinical study was successfully completed in 1999 to evaluate the efficacy of two concentrations of diclofenac. Analysis of the data from this study indicates that ISV-205 was safe and associated with a 75% reduction in the number of subjects with clinically significant IOP elevation following steroid use.

         A second Phase II clinical study was conducted in 233 subjects with ocular hypertension. Genetic information was collected on the subjects using our ISV-900 technology and the subjects were dosed twice daily for six months with ISV-205. Our ISV-900 technology detected the TIGR mt-1 or mt-11 mutations in approximately 70% of the ocular hypertensive subjects participating in the study. In patients with the TIGR mutations, 0.1% formulation of ISV-205 was statistically significantly more effective than placebo in lowering intraocular pressure (IOP) (p=0.008). These effects were not seen to the same extent in patients without the TIGR mutations. ISV-205 was similar to placebo in ocular safety and comfort in all patients. We are planning further clinical studies before filing for product approval with the U.S. Food and Drug Administration, or FDA, and there is no guarantee that similar clinical results will be achieved.

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

         The first product utilizing our DuraSite technology, AquaSite® dry eye treatment, was launched as an over-the-counter, or OTC, medication in 1992 by CIBA Vision Ophthalmics, or CIBA Vision, to which we have licensed certain co-exclusive rights. In 2000, Global Damon Pharm launched AquaSite in Korea, based on a licensing agreement signed in 1999. In 1999, we also licensed AquaSite to SSP Co., Ltd., or SSP, for sale in Japan. (See “—Collaborative and Licensing Agreements” in our Annual Report on Form 10-K for the year ended December

31, 2001 for additional information on the agreements.) In connection with our DuraSite development efforts, we have licensed marketing rights to certain DuraSite-based product candidates to CIBA Vision and Bausch & Lomb Incorporated, or B&L.

         Retinal Delivery Device. ISV-014 is a device designed to provide controlled, non-surgical delivery of ophthalmic drugs to the retina and surrounding tissues. We are continuing to enhance the device and are collaborating with various academic researchers to perform in vivo experiments delivering products with a variety of molecular sizes to retinal tissues. The combination of this device technology with polymer-based drug platforms may permit long term delivery of therapeutic agents to treat several retinal diseases that currently cannot be effectively treated.

         Business Strategy. Our business strategy is to license promising product candidates and technologies from academic institutions and other companies, to conduct preclinical and clinical testing, if necessary, and to partner with pharmaceutical companies to complete clinical development and regulatory filings as needed and to manufacture and market our products. We also have internally developed DuraSite-based product candidates using either non-proprietary drugs or compounds developed by others for non-ophthalmic indications. As with in-licensed product candidates, we either have or plan to partner with pharmaceutical companies to complete clinical development and commercialization of our own product candidates.

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

         As of March 31, 2002, our accumulated deficit was approximately $100.7 million. There can be no assurance that we will ever achieve or be able to maintain either significant revenues from product sales or profitable operations.

Results of Operations

         We earned revenues in the first quarter of 2002 and 2001 of $9,000 and $2,000, respectively, from sales of OcuGene by our limited initial contract sales force and AquaSite® by CIBA Vision and Kukje Pharma Ind. Co., Ltd., our AquaSite manufacturing partner in Korea. We recognize revenue when all services have been performed and collectibility is reasonably assured. Accordingly, revenue for the sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product.

         Cost of goods sold of $17,000 in the first quarter of 2002 reflects the cost of OcuGene tests performed as well as the cost of sample collection kits distributed for use. As the product was launched at the end of 2001, this is the first full quarter such expenses were incurred.

         Research and development expenses increased to $2.1 million from $1.7 million for the first quarter of 2002 compared to the first quarter of 2001. This 20% increase mainly reflects the license of the Optineuron gene from UCHC and the related cost of new patent filings and financial support of the research, international patent filings related to our antibiotic drug candidates, and costs related to the on-going ISV-401 clinical study. In the first quarter of 2002, no cost reimbursement was received compared to cost reimbursement of $263,000 in the first quarter of 2001. This reflects the termination in May 2001 of our January 1999 ISV-205 licensing agreement with Pharmacia that provided for reimbursement of the on-going development costs for the program.

         Selling, general and administrative expenses increased to $896,000 during the first quarter of 2002 from $830,000 during the first quarter of 2001. While expenses increased due to the higher level of sales and marketing activities, such as advertising and our limited initial contract sales force related to the on-going launch of OcuGene, legal costs related to licensing activities and our public reporting decreased. This resulted in an overall increase in selling, general and administrative expenses of approximately 8%.

         Net interest and other income was $28,000 and $233,000 in the first quarter of 2002 and 2001, respectively. This decrease is due principally to lower average cash balances. Interest earned in the future will be dependent on our funding cycles and prevailing interest rates.

         We incurred net losses applicable to common stockholders of $3.0 million and $2.1 million during the first quarter of 2002 and 2001, respectively. The increase for the first quarter of 2002 compared to the first quarter of 2001 was due primarily to our licensing of the Optineuron gene and the related patent activities, the patent and clinical costs related to our antibiotic programs including ISV-401, the decrease in reimbursement of research expenses by Pharmacia and our increased selling, general and administrative expenses as we began the launch of OcuGene. We may incur substantial additional losses over the next several years. These losses are expected to fluctuate from period to period based primarily on the level of our product development and clinical activities, the commercial acceptance of our OcuGene product and any other products we may launch in the future, our ability to enter into collaborations for our products and the level of third-party reimbursement and milestone payments received by us, if any.

Liquidity and Capital Resources

         Through 1995, we financed our operations primarily through private placements of preferred stock, totaling approximately $32 million, and an October 1993 public offering of Common Stock, which resulted in net proceeds of approximately $30 million. After 1995, we financed our operations primarily through a January 1996 private placement of Common Stock and warrants resulting in net proceeds of approximately $4.7 million and an April 1996 public offering which raised net proceeds of approximately $8.1 million. In accordance with a July 1996 agreement with B&L, we received a total of $2.0 million from the sale of Common Stock in August 1996 and 1997. In September 1997, we completed a $7.0 million private placement of 7,000 shares of Series A Redeemable Convertible Preferred Stock resulting in net proceeds of approximately $6.5 million. In January 1999, we entered into a transaction with Pharmacia from which we received a total of $3.5 million from the sale of Common Stock in January 1999 and September 1999. In November 1999, we entered into another transaction with Pharmacia from which we received a $5.0 million licensing fee and, in January 2000, received $2.0 million from the sale of Common Stock. In April 2000, we received $0.6 million from the issuance of Common Stock from the exercise of warrants issued as part of the 1995 private placement. In May 2000, we completed a private placement of Common Stock and warrants from which we received net proceeds of approximately $13.0 million. During 2000 and 2001, we also received $243,000 and $71,000, respectively, from the issuance of Common Stock upon the exercise of stock options and sales of Common Stock through our Employee Stock Purchase Plan.

         At March 31, 2002, we had cash and cash equivalents totaling $7.2 million compared to $10.1 million as of December 31, 2001. It is our policy to invest these funds in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt.

         Net cash used in operating activities of $2.9 million for the three months ended March 31, 2002 related primarily to increased research and development expenditures for our antibiotic programs and recently licensed glaucoma genetic technology, decreased cost reimbursements, and the expenses incurred related to the on-going launch of OcuGene.

         We purchased $5,000 of laboratory and other equipment in the first quarter of 2002 compared with $46,000 in the first quarter of 2001. We also made $8,000 of payments on capital leases for certain laboratory equipment in the first quarter of 2002 compared to $2,000 in the first quarter of 2001.

         We received $25,000 in the first quarter of 2001 from the issuance of Common Stock from the exercise of stock options by employees. No options were exercised in the first quarter of 2002.

         Our future capital expenditures and requirements will depend on numerous factors, including the progress of our research and development programs and preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, our ability to successfully commercialize OcuGene and any other products that we may launch in the future, our ability to establish collaborative arrangements, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in our existing collaborative and licensing relationships, acquisition of new businesses, products and technologies, the completion of commercialization activities and arrangements, and the purchase of additional property and equipment.

         We anticipate no material capital expenditures to be incurred for environmental compliance in fiscal year 2002. Based on our good environmental compliance record to date, and our current compliance with applicable environmental laws and regulations, environmental compliance is not expected to have a material adverse effect on our operations.

         We believe that our cash and cash equivalents will be sufficient to meet our operating expenses and cash requirements beyond the end of 2002. We will require substantial additional funds prior to reaching sustained profitability and we may seek private or public equity investments, future collaborative agreements, and possibly research funding to meet such needs. Even if we do not have an immediate need for additional cash, we may seek access to the private or public equity markets if and when we believe conditions are favorable. There is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, or at all.

RISK FACTORS

It Is Difficult to Evaluate Our Business Because We Are in an Early Stage of Development and Our Technology Is Untested

         We are in an early stage of developing our business. We have only received an insignificant amount of royalties from the sale of one of our products, an over-the-counter dry eye treatment and in the beginning of 2002 we began to receive a small amount of revenues from the sale of our OcuGene glaucoma genetic test. Before regulatory authorities grant us marketing approval for additional products, we need to conduct significant additional research and development and preclinical and clinical testing. All of our products are subject to risks that are inherent to products based upon new technologies. These risks include the risks that our products:

•	are found to be unsafe or ineffective;

•	fail to receive necessary marketing clearance from regulatory authorities;

•	even if safe and effective, are too difficult or expensive to manufacture or market;

•	are unmarketable due to the proprietary rights of third parties; or

•	are not able to compete with superior, equivalent or more cost-effective products offered by competitors.

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

We Will Require Significant Additional Funding and We May Have Difficulty Raising Additional Funding

         We will require substantial additional funding to develop and conduct testing on our potential products. We will also require additional funding to support our sales and marketing efforts for our OcuGene glaucoma genetic test and if we decide to independently manufacture or market any of our other products. Our future capital requirements depend upon many factors, including:

•	the cost of maintaining or expanding a marketing organization for OcuGene and the related promotional activities;

•	the progress of our research and development programs;

•	our ability to establish additional corporate partnerships to develop, manufacture and market our potential products;

•	the progress of preclinical and clinical testing;

•	changes in, or termination of, our existing collaboration or licensing arrangements;

•	whether we manufacture and market any of our other products ourselves;

•	the time and cost involved in obtaining regulatory approvals;

•	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	competing technological and market developments; and

•	the purchase of additional capital equipment.

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

         Our stockholders may suffer substantial dilution if we raise additional funds by issuing equity securities. However, if we cannot raise additional funding, we may be required to delay, scale back or eliminate one or more of our research, discovery, development or marketing programs, or scale back or cease operations altogether. In addition, the failure to raise additional funding may force us to enter into agreements with third parties on terms which are disadvantageous to us, which may, among other things, require us to relinquish rights to our technologies, products or potential products.

We Have a History of Operating Losses and We Expect to Continue to Have Losses in the Future

         We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that did not prove to have commercial potential. As of March 31, 2002, our accumulated deficit was approximately $100.7 million. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties or other revenues from sales of our products. In addition, we recognize revenue when all services have been performed and collectibility is reasonably assured, accordingly, revenue for the sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product.

         Attaining significant revenue or profitability depends upon our ability, alone or with third parties, to successfully develop our potential products, conduct clinical trials, obtain required regulatory approvals and successfully manufacture and market our products. We may not ever achieve or be able to maintain significant revenue or profitability.

We Rely on Third Parties to Develop, Market and Sell Our Products, We May Not Be Able to Continue or Enter into Third Party Arrangements, and these Third Parties’ Efforts May Not Be Successful

         Following the termination of our ISV-900 agreement with Pharmacia in December 2000, we began to develop a marketing organization focused on the launch of our OcuGene glaucoma genetic test. We do not plan on establishing a dedicated sales force or a marketing organization for our other product candidates and primarily use external marketing and sales resources even for OcuGene. We also rely on third parties for clinical testing or product development. In addition, in May 2001, Pharmacia terminated the January 1999 licensing agreement we had entered into that granted Pharmacia an exclusive worldwide license for ISV-205 for the treatment of glaucoma. We now must enter into another third party collaboration agreement for the development, marketing and sale of our ISV-205 product or develop, market and sell the product ourselves. There can be no assurance that we will be successful in finding a new corporate partner for our ISV-205 program or that any collaboration will be successful, either of which could significantly harm our business. In addition, we have no experience in marketing and selling products and we cannot assure you that we would be successful in marketing ISV-205 ourselves. If we are to successfully develop and commercialize our product candidates, including ISV-205, we will be required to enter into arrangements with one or more third parties that will:

•	provide for Phase II and/or Phase III clinical testing;

•	obtain or assist us in other activities associated with obtaining regulatory approvals for our product candidates; and

•	market and sell our products, if they are approved.

         We are marketing and selling our OcuGene glaucoma genetic test mainly using external marketing and sales resources that include:

•	marketing consultants;

•	a network of key ophthalmic clinicians; and

•	other resources with ophthalmic expertise.

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

         Contract manufacturers must adhere to Good Manufacturing Practices regulations that are strictly enforced by the FDA on an ongoing basis through its facilities inspection program. Contract manufacturing facilities must pass a pre-approval plant inspection before the FDA will approve a new drug application. Some of the material manufacturing changes that occur after approval are also subject to FDA review and clearance or approval. The FDA or other regulatory agencies may not approve the process or the facilities by which any of our products may be manufactured. Our dependence on third parties to manufacture our products may harm our ability to develop and deliver products on a timely and competitive basis. Should we be required to manufacture products ourselves, we:

•	will be required to expend significant amounts of capital to install a manufacturing capability;

•	will be subject to the regulatory requirements described above;

•	will be subject to similar risks regarding delays or difficulties encountered in manufacturing any such products; and

•	will require substantial additional capital.

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

         Clinical laboratories must adhere to Good Laboratory Practice regulations that are strictly enforced by the FDA on an ongoing basis through its facilities inspection program. Should we be required to perform the analytical procedures for genetic testing ourselves, we:

•	will be required to expend significant amounts of capital to install an analytical capability;

•	will be subject to the regulatory requirements described above; and

•	will require substantial additional capital.

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

         The FDA’s policies may change and additional government regulations may be promulgated which could prevent or delay regulatory approval of our potential products. Moreover, increased attention to the containment of health care costs in the United States could result in new government regulations that could harm our business. Adverse governmental regulation might arise from future legislative or administrative action, either in the United States or abroad. See “—Uncertainties regarding healthcare reform and third-party reimbursement may impair our ability to raise capital, form collaborations and sell our products.”

We Compete in Highly Competitive Markets and Our Competitors’ Financial, Technical, Marketing, Manufacturing and Human Resources May Surpass or Limit Our Ability to Develop and/or Market Our Products and Technologies

         Our success depends upon developing and maintaining a competitive advantage in the development of products and technologies in our areas of focus. We have many competitors in the United States and abroad, including pharmaceutical, biotechnology and other companies with varying resources and degrees of concentration in the ophthalmic market. Our competitors may have existing products or products under development which may be technically superior to ours or which may be less costly or more acceptable to the market. Competition from these companies is intense and is expected to increase as new products enter the market and new technologies become available. Many of our competitors have substantially greater financial, technical, marketing, manufacturing and human resources than we do. In addition, they may also succeed in developing technologies and products that are more effective, safer, less expensive or otherwise more commercially acceptable than any that we have or will develop. Our competitors may obtain cost advantages, patent protection or other intellectual property rights that would block or limit our ability to develop our potential products. Our competitors may also obtain regulatory approval for commercialization of their products more effectively or rapidly than we will. If we decide to manufacture and market our products by ourselves, we will be competing in areas in which we have limited or no experience such as manufacturing efficiency and marketing capabilities. See “— We have no experience in commercial manufacturing and need to establish manufacturing relationships with third parties, and if contract manufacturing is not available to us or does not satisfy regulatory requirements, we will have to establish our own regulatory compliant manufacturing capability.”

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

If We Engage in Acquisitions, We Will Incur a Variety of Costs, and the Anticipated Benefits of the Acquisition May Never be Realized

         At some point in the future we may pursue acquisitions of companies, product lines, technologies or businesses that our management believes are complementary or otherwise beneficial to us. Any of these acquisitions could have negative effects on our business. Future acquisitions may result in substantial dilution to our stockholders, the incurrence of additional debt and amortization expenses related to goodwill, research and development and other intangible assets. Any of these results could harm our financial condition. In addition, acquisitions would involve several risks for us, including:

•	assimilating employees, operations, technologies and products from the acquired companies with our existing employees, operation, technologies and products;

•	diverting our management’s attention from day-to-day operation of our business;

•	entering markets in which we have no or limited direct experience; and

•	potentially losing key employees from the acquired companies.

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

Management and Principal Stockholders May Be Able to Exert Significant Control On Matters Requiring Approval by Our Stockholders

         As of March 31, 2002, our management and principal stockholders together beneficially owned approximately 25% of our outstanding shares of common stock. As a result, these stockholders, acting together, may be able to effectively control all matters requiring approval by our stockholders, including the election of a majority of our directors and the approval of business combinations.

The Market Prices For Securities of Biopharmaceutical and Biotechnology Companies such as Ours May Be Highly Volatile Due to Reasons that Are Related and Unrelated to the Operating Performance and Progress of Our Company

         The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements, such as the results of testing and clinical trials, the status of our relationships with third-party collaborators, technological innovations or new therapeutic products, governmental regulation, developments in patent or other proprietary rights, litigation or public concern as to the safety of products developed by us or others and general market conditions, concerning us, our competitors or other biopharmaceutical companies, may have a significant effect on the market price of our common stock. Further, the standstill we had with Pharmacia in connection with our November 1999 ISV-900 transaction expired on May 11, 2002. As a result, we will no longer have any control over Pharmacia’s future purchases or sales of our common stock, which could increase the volatility in the market price for our common stock. We have not paid any cash dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future.

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

         We invest our excess cash in investment grade, interest-bearing securities. At March 31, 2002, we had approximately $7.2 million invested in money market mutual funds. While a hypothetical decrease in market interest rates by 10 percent from the March 31, 2002 levels would cause a decrease in interest income, it would not result in a loss of the principal. Additionally, the decrease in interest income would not be material.

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

INSITE VISION INCORPORATED

Dated: May 15, 2002	by:	/s/ S. Kumar Chandrasekaran, Ph.D.

S. Kumar Chandrasekaran, Ph.D. Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)