Form 10-Q
period 2002-06-30
INSITE VISION INC
filed 2002-08-14
CIK 802724

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 0-22332

INSITE VISION INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	94-3015807
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

965 Atlantic Avenue, Alameda, California	94501
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (510) 865-8800

Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares of Registrant’s common stock, $0.01 par value, outstanding as of July 31, 2002: 24,958,028.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

InSite Vision Incorporated
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in thousands, except share and per share amounts)	2002	2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,579	$10,095
Inventory	57	70
Prepaid expenses and other current assets	133	103

Total current assets	4,769	10,268
Property and equipment, at cost:
Laboratory and other equipment	1,063	1,056
Leasehold improvements	73	68
Furniture & fixtures	3	3

	1,139	1,127
Accumulated depreciation	476	344

	663	783

Total assets	$5,432	$11,051

Liabilities and common stockholders’ equity
Current liabilities:
Accounts payable	$306	$344
Accrued liabilities	351	356
Accrued compensation and related expense	686	821

Total current liabilities	1,343	1,521
Capital lease obligation, less current portion	27	45
Commitments
Common stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 24,958,028 issued and outstanding at June 30, 2002; 24,930,350 issued and outstanding at December 31, 2001	249	249
Additional paid-in-capital	107,385	107,246
Notes receivable from stockholder	(231)	(257)
Accumulated deficit	(103,341)	(97,753)

Common stockholders’ equity	4,062	9,485

Total liabilities and common stockholders’ equity	$5,432	$11,051

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

(in thousands, except per share amounts)	2002	2001	2002	2001

Revenues	$8	$1	$17	$3
Cost of goods	14	—	31	—
Operating expenses:
Research and development	1,714	1,867	3,795	3,594
Cost reimbursement	66	266	66	529

Research and development, net	1,648	1,601	3,729	3,065
Selling, general and administrative	992	833	1,888	1,663

Total	2,640	2,434	5,617	4,728

Loss from operations	(2,646)	(2,433)	(5,631)	(4,725)
Interest, other income and expense, net	15	167	43	400

Net loss applicable to common stockholders	$(2,631)	$(2,266)	$(5,588)	$(4,325)

Net loss per share applicable to common stockholders, basic and diluted	$(0.11)	$(0.09)	$(0.22)	$(0.17)

Shares used to calculate basic and diluted net loss per share	24,941	24,891	24,936	24,882

No cash dividends were declared or paid during the periods.

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,

(in thousands)	2002	2001

Operating activities
Net loss	$(5,588)	$(4,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	138	98
Stock based compensation	111	92
Changes in:
Prepaid expenses and other current assets	(17)	(187)
Accounts payable and accrued liabilities	(178)	70

Net cash used in operating activities	(5,534)	(4,252)
Investing activities
Purchases of property and equipment	(18)	(205)

Net cash used in investing activities	(18)	(205)
Financing activities
Issuance of common stock	28	47
Note payment received from stockholder	26	—
Payment of capital lease obligation	(18)	(4)

Net cash provided by financing activities	36	43
Net decrease in cash and cash equivalents	(5,516)	(4,414)
Cash and cash equivalents, beginning of period	10,095	18,904

Cash and cash equivalents, end of period	$4,579	$14,490

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Notes to Condensed Consolidated Financial Statements
June 30, 2002

(Unaudited)

Note 1 — Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for any future period.

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

     The following are items in our financial statements that require significant estimates and judgments:

     Inventory. Our inventories are stated at the lower of cost or market. The cost of the inventory is based on the first-in first-out method. If the cost of the inventory exceeds the expected market value a provision is recorded for the difference between cost and market. At June 30, 2002, our inventories solely consisted of OcuGene kits.

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

     We directly reduce expenses for amounts reimbursed due to cost sharing agreements. We recognize cost sharing payments when persuasive evidence of an arrangement exists, the services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured.

     We receive royalties from licensees based on third-party sales and the royalties are recorded as earned in accordance with contract terms, when third party results are reliably measured and collectibility is reasonably assured.

     Revenue related to the sales of our product, the OcuGene glaucoma genetic test, is recognized when all related services have been rendered and collectibility is reasonably assured.

     Cost of goods. We recognize the cost of inventory shipped and other costs related to the conduct of the OcuGene glaucoma genetic test when they are incurred.

     Research and Development (R&D) Expenses. R&D expenses include salaries, benefits, facility costs, services provided by outside consultants and contractors, administrative costs and materials for research and development activities. We also fund research at a variety of academic institutions based on agreements that are generally cancelable. We recognize such costs as they are incurred.

Note 2 — Subsequent Event

     In August 2002 we signed a licensing agreement with Bausch & Lomb Incorporated, a New York corporation (“Bausch & Lomb”), to develop our product candidate ISV-403 for the treatment of ocular bacterial infections. The transaction consists of two parts, the ISV-403 Technology License Agreement (the “License Agreement”) and the Preferred Stock Purchase Agreement (the “Stock Purchase Agreement”).

     Licensing Agreement

     Under the terms of the License Agreement, we are responsible for the clinical development of ISV-403 through New Drug Application (NDA) approval from the U.S. Food and Drug Administration (FDA), with Bausch & Lomb responsible for subsequent commercial manufacturing and marketing. Bausch & Lomb will make preferred equity investments in us as product milestones are achieved. The License Agreement grants Bausch & Lomb exclusive royalty bearing rights to ISV-403 in all geographies excluding Japan, and with shared selling rights in Asia.

     Stock Purchase Agreement

     The Stock Purchase Agreement provides for Bausch & Lomb to purchase up to $15 million worth of Series A-1 Preferred Stock. The initial investment, which occurred contemporaneously with the execution of the License Agreement, totaled $2.0 million. Upon the achievement of certain milestones, Bausch & Lomb will invest up to an additional $13.0 million in various closings from time to time. The Series A-1 Preferred Stock does not contain voting rights, except as otherwise provided by the Delaware General Corporation Law and each share is entitled to a six percent (6%) per annum cumulative dividend.

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

     A clinical study published in the September 2001 issue of Clinical Genetics, showed a correlation between the presence of the TIGR promoter region mutation in individuals with primary open-angle glaucoma, or POAG, and the likelihood of that individual developing a more aggressive form of glaucoma including more visual field damage. Published studies have also shown the correlation of the coding region mutations detected by our OcuGene glaucoma genetic test and a high probability of developing glaucoma.

     To date, our academic collaborators have identified genes associated with POAG (the most prevalent form of the disease in adults), normal tension glaucoma, juvenile glaucoma and primary congenital glaucoma, or PCG. Our academic collaborators for our glaucoma genetics program are with: the University of California, San Francisco, or UCSF; the University of Connecticut Health Center, or UCHC; Institute National de la Sante et de la Recherche Medicale, or INSERM, the French equivalent of the U.S. National Institutes of Health; Okayama University in Japan; and other institutions in North America and Europe. This research, other than what has been incorporated into our OcuGene glaucoma genetic test, still must be converted into commercial products.

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

     In September 2001, we conducted a Phase I clinical trial that indicated the formulation was safe and well tolerated. In December 2001, we initiated a Phase II clinical trial using a 1.0% formulation of ISV-401, compared to a placebo, to treat bacterial conjunctivitis. In July 2002, both the enrollment and dosing portions of this clinical trial were completed. We are planning further clinical studies that we anticipate beginning in late 2002 after the data from the Phase II trial is analyzed and has been presented to the FDA.

     ISV-403 is a formulation of a fluoroquinolone in the DuraSite system. Fluoroquinolones are effective against gram-positive and gram-negative bacteria including pseudomonas, and are often used as prophylaxis during ophthalmic surgery. Based on preclinical testing, we have determined this is a fourth-generation fluoroquinolone, which has expanded bacterial sensitivities and may be effective against the bacteria that have developed resistance to prior generation fluoroquinolones and other antibiotics. In addition, based on preclinical studies we believe the ISV-403 formulation may provide for reduced dosing frequency compared to other formulations currently on the market.

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

     As of June 30, 2002, our accumulated deficit was approximately $103.3 million. There can be no assurance that we will ever achieve or be able to maintain either significant revenues from product sales or profitable operations.

Results of Operations

     We earned revenues in the second quarter of 2002 and 2001 of $8,000 and $1,000, respectively, and $17,000 and $3,000 for the six months ended June 30, 2002 and June 30, 2001, respectively, from sales of OcuGene by our limited initial contract sales force and AquaSite® by CIBA Vision and Kukje Pharma Ind. Co., Ltd., our AquaSite manufacturing partner in Korea. We recognize revenue when all services have been performed and collectibility is reasonably assured. Accordingly, revenue for the sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product.

     Cost of goods sold of $14,000 in the second quarter of 2002, and $31,000 for the six months ended June 30, 2002, reflects the cost of OcuGene tests performed as well as the cost of sample collection kits distributed for use. As the product was launched at the end of 2001, this is the first full six-month period that such expenses were incurred.

     Research and development expenses were $1.7 million from $1.9 million for the second quarter of 2002 compared to the second quarter of 2001. This decrease reflects a lower level of preclinical external testing incurred in 2001 prior to the filing of the IND for ISV-401, decrease in temporary personnel and consultants some of whom where replaced by employees, and a decrease in patent costs for certain programs we are no longer pursuing. Additionally, certain accrued employee related expenses were adjusted in the second quarter of 2002 and resulted in lower expenses compared to the second quarter of 2001.

     Research and development expenses increased to $3.8 million from $3.6 million for the first six months of 2002 compared to the first six months of 2001. This 6% increase mainly reflects the license of the Optineuron gene from UCHC and the related cost of new patent filings and financial support of the research, international patent filings related to our antibiotic drug candidates, and costs related to the on-going ISV-401 clinical study.

     In the first six months of 2002, cost reimbursement decreased to $66,000 from $529,000 in the first six months of 2001. This reflects the termination in May 2001 of our ISV-205 licensing agreement, entered into in January 1999 with Pharmacia, that provided for reimbursement of the on-going development costs for the program in 2001. The cost reimbursement in 2002 reflected work completed on the preliminary formulation of a compound for the potential treatment of retinal diseases, which is being funded by a potential corporate partner.

     Selling, general and administrative expenses increased to $992,000 during the second quarter of 2002 from $833,000 during the second quarter of 2001, and to $1.9 million from $1.7 million for the six months ended June 30, 2002 and June 30, 2001, respectively. Expenses increased mainly due to the higher level of sales and marketing activities, such as advertising and our limited initial contract sales force related to the on-going launch of OcuGene.

     Net interest and other income was $15,000 and $167,000 in the second quarter of 2002 and 2001, respectively, and $43,000 and $400,000 for the six months ended June 30, 2002 and June 30, 2001, respectively. This decrease is due to lower average cash balances and lower interest rates. Interest earned in the future will be dependent on our funding cycles and prevailing interest rates.

     We incurred net losses applicable to common stockholders of $2.6 million and $2.3 million during the second quarter of 2002 and 2001, respectively, and $5.6 million and $4.3 million for the six months ended June 30, 2002 and June 30, 2001, respectively. The increase for the second quarter of 2002 compared to the second quarter of 2001 was due primarily to our sales and marketing activities to support the on-going launch of OcuGene and the decrease in interest income. The increase for the six-month period was primarily related to licensing of the Optineuron gene and the related patent activities, the patent and clinical costs related to our antibiotic programs including ISV-401, the decrease in reimbursement of research expenses by Pharmacia, our increased selling, general and administrative expenses to support OcuGene, and the decrease in interest income. We may incur substantial additional losses over the next several years. These losses are expected to fluctuate from period to period based primarily on the level of our product development and clinical activities, the commercial acceptance of our OcuGene product and any other products we may launch in the future, our ability to enter into collaborations for our products and the level of third-party reimbursement and milestone payments received by us, if any.

Liquidity and Capital Resources

     Through 1995, we financed our operations primarily through private placements of preferred stock, totaling approximately $32 million, and an October 1993 public offering of Common Stock, which resulted in net proceeds of approximately $30 million. After 1995, we financed our operations primarily through a January 1996 private placement of Common Stock and warrants resulting in net proceeds of approximately $4.7 million and an April 1996 public offering which raised net proceeds of approximately $8.1 million. In accordance with a July 1996 agreement with B&L, we received a total of $2.0 million from the sale of Common Stock in August 1996 and 1997. In September 1997, we completed a $7.0 million private placement of 7,000 shares of Series A Redeemable Convertible Preferred Stock resulting in net proceeds of approximately $6.5 million. In January 1999, we entered into a transaction with Pharmacia from which we received a total of $3.5 million from the sale of Common Stock in January 1999 and September 1999. In November 1999, we entered into another transaction with Pharmacia from which we received a $5.0 million licensing fee and, in January 2000, received $2.0 million from the sale of Common Stock. In April 2000, we received $0.6 million from the issuance of Common Stock from the exercise of warrants issued as part of the 1995 private placement. In May 2000, we completed a private placement of Common Stock and warrants from which we received net proceeds of approximately $13.0 million. During 2000, 2001, and 2002, we also received $243,000, $71,000 and $28,000, respectively, from the issuance of Common Stock upon the exercise of stock options and sales of Common Stock through our Employee Stock Purchase Plan.

     At June 30, 2002, we had cash and cash equivalents totaling $4.6 million compared to $10.1 million as of December 31, 2001. It is our policy to invest these funds in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt.

     Net cash used in operating activities of $5.5 million for the six months ended June 30, 2002 related primarily to research and development expenditures for our antibiotic programs and recently licensed glaucoma genetic technology, decreased cost reimbursements, and the expenses incurred related to the on-going launch of OcuGene.

     We purchased $18,000 of laboratory and other equipment and leasehold improvements in the first six months of 2002 compared with $205,000 in the first six months of 2001. We also made $18,000 of payments on capital leases for certain laboratory equipment in the first six months of 2002 compared to $4,000 in the first six months of 2001.

     We received $28,000 and $47,000 in the first six months of 2002 and 2001, respectively, from the issuance of Common Stock from the exercise of stock options by employees and through the employee stock purchase program.

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

We Have a History of Operating Losses and We Expect to Continue to Have Losses in the Future

     We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that did not prove to have commercial potential. As of June 30, 2002, our accumulated deficit was approximately $103.3 million. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties or other revenues from sales of our products. In addition, we recognize revenue when all services have been performed and collectibility is reasonably assured, accordingly, revenue for the sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product.

     Attaining significant revenue or profitability depends upon our ability, alone or with third parties, to successfully develop our potential products, conduct clinical trials, obtain required regulatory approvals and successfully manufacture and market our products. We may not ever achieve or be able to maintain significant revenue or profitability.

We Rely on Third Parties to Develop, Market and Sell Our Products, We May Not Be Able to Continue or Enter into Third Party Arrangements, and these Third Parties’ Efforts May Not Be Successful

     Following the termination of our ISV-900 agreement with Pharmacia in December 2000, we began to develop a marketing organization focused on the launch of our OcuGene glaucoma genetic test. We do not plan on establishing a dedicated sales force or a marketing organization for our other product candidates and primarily use external marketing and sales resources even for OcuGene. We also rely on third parties for clinical testing or product development. In addition, in May 2001, Pharmacia terminated the licensing agreement, we had entered into in January 1999, that granted Pharmacia an exclusive worldwide license for ISV-205 for the treatment of glaucoma. We now must enter into another third party collaboration agreement for the development, marketing and sale of our ISV-205 product or develop, market and sell the product ourselves. There can be no assurance that we will be successful in finding a new corporate partner for our ISV-205 program or that any collaboration will be successful, either of which could significantly harm our business. In addition, we have no experience in marketing and selling products and we cannot assure you that we would be successful in marketing ISV-205 ourselves. If we are to successfully develop and commercialize our product candidates, including ISV-205, we will be required to enter into arrangements with one or more third parties that will:

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

     Contract manufacturers must adhere to Good Manufacturing Practices regulations that are strictly enforced by the FDA on an ongoing basis through the FDA’s facilities inspection program. Contract manufacturing facilities must pass a pre-approval plant inspection before the FDA will approve a new drug application. Some of the material manufacturing changes that occur after approval are also subject to FDA review and clearance or approval. The FDA or other regulatory agencies may not approve the process or the facilities by which any of our products may be manufactured. Our dependence on third parties to manufacture our products may harm our ability to develop and deliver products on a timely and competitive basis. Should we be required to manufacture products ourselves, we:

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

     We have no experience in the analytical procedures related to genetic testing. We have entered into an agreement with Quest Diagnostics Incorporated under which Quest will exclusively perform OcuGene genetic analytical procedures at a commercial scale in the United States. Accordingly, we are reliant on Quest for all of our OcuGene analytical procedures. If we are unable to maintain this arrangement, we would have to contract with another clinical laboratory or would have to establish our own facilities. We cannot assure you that we will be able to contract with another laboratory to perform these services on a commercially reasonable basis, or at all.

     Clinical laboratories must adhere to Good Laboratory Practice regulations that are strictly enforced by the FDA on an ongoing basis through the FDA’s facilities inspection program. Should we be required to perform the analytical procedures for genetic testing ourselves, we:

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

We Rely on a Sole Source for Some of the Raw Materials in Our Products, and the Raw Materials We Need May Not be Available to Us

     We are dependent upon our development partner for the active drug incorporated into our ISV-616 product candidate. ISV-616 is a DuraSite-based formulation of a compound that may inhibit the growth of new blood vessels. This compound may be a treatment for such retinal diseases as diabetic retinopathy or macular degeneration. We have performed limited formulation and pre-clinical testing of ISV-616 in collaboration with the pharmaceutical company that developed the compound. The further development of this product will be dependent upon reaching appropriate agreement with our development partner on future supply of the compound and other development terms.

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

Management and Principal Stockholders May Be Able to Exert Significant Control On Matters Requiring Approval by Our Stockholders

     As of June 30, 2002, our management and principal stockholders together beneficially owned approximately 25% of our outstanding shares of common stock. As a result, these stockholders, acting together, may be able to effectively control all matters requiring approval by our stockholders, including the election of a majority of our directors and the approval of business combinations.

The Market Prices For Securities of Biopharmaceutical and Biotechnology Companies such as Ours May Be Highly Volatile Due to Reasons that Are Related and Unrelated to the Operating Performance and Progress of Our Company

     The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements, such as the results of testing and clinical trials, the status of our relationships with third-party collaborators, technological innovations or new therapeutic products, governmental regulation, developments in patent or other proprietary rights, litigation or public concern as to the safety of products developed by us or others and general market conditions, concerning us, our competitors or other biopharmaceutical companies, may have a significant effect on the market price of our common stock. Further, the standstill we had with Pharmacia in connection with our ISV-900 transaction entered into in November 1999 expired on May 11, 2002. As a result, we will no longer have any control over Pharmacia’s future purchases or sales of our common stock, which could increase the volatility in the market price for our common stock. We have not paid any cash dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future.

     In addition, on September 11, 2001, terrorist attacks destroyed the World Trade Center in New York City and damaged the Pentagon in Washington, D.C. The impact of these events, as well as any future events occurring in connection with these events, including U.S. military response or additional terrorist acts, on financial markets is not yet fully known but has included, and could continue to include, among other things, increased price and volume volatility and/or economic recession. These events, as well as fluctuations in our operating results and market conditions for biopharmaceutical and biotechnology stocks in general, could have a significant effect on the volatility of the market price for our common stock and on the future price of our common stock.

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

     We invest our excess cash in investment grade, interest-bearing securities. At June 30, 2002, we had approximately $4.6 million invested in money market mutual funds. While a hypothetical decrease in market interest rates by 10 percent from the June 30, 2002 levels would cause a decrease in interest income, it would not result in a loss of the principal. Additionally, the decrease in interest income would not be material.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities and Use of Proceeds.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     On June 3, 2002, we held our Annual Meeting of Stockholders at which the stockholders approved:

(1)	The election of S. Kumar Chandrasekaran, Ph.D., Mitchell H. Friedlaender, M.D., John L. Mattana, Jon S. Saxe and Anders P. Wiklund to the Board of Directors to serve until the next annual meeting or until their successors are elected and qualified. The following directors received the number of votes set opposite their respective names:

	For Election	Withheld

S. Kumar Chandrasekaran, Ph.D.	18,716,517	938,300
Mitchell H. Friedlaender, M.D.	18,734,917	919,900
John L. Mattana	18,679,732	975,085
Jon S. Saxe	18,711,207	943,610
Anders P. Wiklund	18,706,407	948,410

(2)	A series of amendments to the Company’s 1994 Stock Option Plan, or the 1994 Plan, including (i) increasing the maximum number of shares of Common Stock issuable to any one person under the 1994 Plan over the term of the 1994 Plan by 400,000 shares so that the limit is increased from 850,000 shares to 1,250,000 shares and (ii) extending the term of the 1994 Plan by an additional 5 years so that the expiration date is extended from July 27, 2003 to July 27, 2008. Such proposal received 5,405,583 votes for the amendment, 3,591,045 votes against the amendment, 32,463 votes abstaining, and 10,625,726 broker non-votes.

(3)	A series of amendments to the Company’s 1994 Employee Stock Purchase Plan, or the Purchase Plan, including (i) increasing by 100,000 the total number of shares of the Company’s Common Stock authorized for issuance under the Plan, (ii) extending the term of the Purchase Plan by an additional 5 years so that the expiration date is extended from December 31, 2003 to December 31, 2008, and (iii) implementing an automatic share increase feature pursuant to which the number of shares available for issuance under the Purchase Plan is automatically increased on the first trading day in January each calendar year, beginning with calendar year 2003 and continuing over the remaining term of the Purchase Plan, as extended, by an amount equal to 0.5% of the total number of shares outstanding on the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 125,000 shares. Such proposal received 6,639,017 votes for the amendment, 2,350,611 votes against the amendment, 39,463 votes abstaining, and 10,625,726 broker non-votes.

(4)	The ratification of our appointment of Ernst & Young LLP as our independent certified public accountants for the 2002 fiscal year. Such proposal received 19,514,139 votes for ratification, 101,094 votes against ratification and 39,584 abstentions.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

a)	None.

b)	None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSITE VISION INCORPORATED

Dated: August 14, 2002	by:	/s/ S. Kumar Chandrasekaran, Ph.D.

S. Kumar Chandrasekaran, Ph.D. Chairman of the Board, Chief Executive Officer and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)