Form 10-Q
period 2002-09-30
INSITE VISION INC
filed 2002-11-14
CIK 802724

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

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

     The number of shares of Registrant’s common stock, $0.01 par value, outstanding as of October 31, 2002: 25,079,279.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

InSite Vision Incorporated
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in thousands, except share and per share amounts)	2002	2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,531	$10,095
Inventory	44	70
Prepaid expenses and other current assets	89	103

Total current assets	3,664	10,268
Property and equipment, at cost:
Laboratory and other equipment	1,084	1,056
Leasehold improvements	73	68
Furniture & fixtures	3	3

	1,160	1,127
Accumulated depreciation	543	344

	617	783

Total assets	$4,281	$11,051

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$263	$344
Accrued liabilities	399	356
Accrued compensation and related expense	518	821

Total current liabilities	1,180	1,521
Capital lease obligation, less current portion	19	45
Commitments
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 2,000 shares issued and outstanding at September 30, 2002; no shares issued and outstanding at December 31, 2001	2,018	—
Common stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 25,079,279 issued and outstanding at September 30, 2002; 24,930,350 issued and outstanding at December 31, 2001	251	249
Additional paid-in-capital	107,493	107,246
Notes receivable from stockholder	(231)	(257)
Accumulated deficit	(106,449)	(97,753)

Common stockholders’ equity	1,064	9,485

Total stockholders’ equity	3,082	9,485

Total liabilities and stockholders’ equity	$4,281	$11,051

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended Sept 30,		Nine months ended Sept 30,

(in thousands, except per share amounts)	2002	2001	2002	2001

Revenues	$9	$1	$26	$4
Cost of goods	25	—	57	—
Operating expenses:
Research and development	1,892	1,880	5,686	5,474
Cost reimbursement	—	164	66	693

Research and development, net	1,892	1,716	5,620	4,781
Selling, general and administrative	1,192	847	3,080	2,510

Total	3,084	2,563	8,700	7,291

Loss from operations	(3,100)	(2,562)	(8,731)	(7,287)
Interest, other income and expense, net	10	105	53	505

Net loss	(3,090)	(2,457)	(8,678)	(6,782)
Non-cash preferred dividends	18	—	18	—

Net loss applicable to common stockholders	$(3,108)	$(2,457)	$(8,696)	$(6,782)

Net loss per share applicable to common stockholders, basic and diluted	$(0.12)	$(0.10)	$(0.35)	$(0.27)

Shares used to calculate basic and diluted net loss per share	25,007	24,907	24,959	24,890

No cash dividends were declared or paid during the periods

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,

(in thousands)	2002	2001

Operating activities
Net loss	$(8,678)	$(6,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	224	163
Stock based compensation	156	145
Changes in:
Prepaid expenses and other current assets	40	(248)
Accounts payable and accrued liabilities	(343)	128

Net cash used in operating activities	(8,601)	(6,594)
Investing activities
Purchases of property and equipment	(58)	(409)

Net cash used in investing activities	(58)	(409)
Financing activities
Issuance of preferred stock	2,000	—
Issuance of common stock	93	47
Note payment received from stockholder	26	—
Payment of capital lease obligation	(24)	(6)

Net cash provided by financing activities	2,095	41
Net decrease in cash and cash equivalents	(6,564)	(6,962)
Cash and cash equivalents, beginning of period	10,095	18,904

Cash and cash equivalents, end of period	$3,531	$11,942

Supplemental disclosures:
Non-cash preferred dividends	$18	$—

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Notes to Condensed Consolidated Financial Statements
September 30, 2002

(Unaudited)

Note 1 — Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for any future period.

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

     The following are items in our financial statements that require significant estimates and judgments:

     Inventory. Our inventories are stated at the lower of cost or market. The cost of the inventory is based on the first-in first-out method. If the cost of the inventory exceeds the expected market value a provision is recorded for the difference between cost and market. At September 30, 2002, our inventories solely consisted of OcuGene kits.

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

Note 2 — Agreements; Preferred Stock

     In August 2002, the Company signed a license agreement with Bausch & Lomb Incorporated, or Bausch & Lomb, to develop the Company’s product candidate ISV-403 for the treatment of ocular bacterial infections. The transaction consists of two parts, the ISV-403 Technology License Agreement, or the Bausch & Lomb License Agreement and the Preferred Stock Purchase Agreement.

     Bausch & Lomb License Agreement

     Under the terms of the Bausch & Lomb License Agreement, the Company is responsible for the clinical development of ISV-403 through New Drug Application, or NDA, approval from the U.S. Food and Drug Administration, or FDA, with Bausch & Lomb responsible for subsequent commercial manufacturing and marketing. Bausch & Lomb is required to make preferred equity investments in the Company as product milestones are achieved. The Bausch & Lomb License Agreement grants Bausch & Lomb rights to market ISV-403, subject to payment of royalties, in all geographies except Japan, with such rights being shared in Asia (except Japan) and exclusive elsewhere.

     Stock Purchase Agreement

     The Stock Purchase Agreement provides for Bausch & Lomb to purchase up to 15,000 shares of Series A-1 Preferred Stock for a purchase price equal to $1,000 per share for an aggregate investment of up to $15.0 million. The initial investment, which occurred contemporaneously with the execution of the Bausch & Lomb License Agreement, was for 2,000 shares of Series A-1 Preferred Stock, for a total investment equal to $2.0 million. Upon the achievement of certain milestones, Bausch & Lomb is required to invest up to an additional $13.0 million in various closings from time to time. The Series A-1 Preferred Stock does not contain voting rights, except as otherwise provided by the Delaware General Corporation law and each share of Series A-1 Preferred Stock is entitled to a $60 per annum cumulative dividend.

     The Stock Purchase Agreement provides for the conversion of the Series A-1 Preferred Stock into shares of common stock, and potentially into a note payable, if the Bausch & Lomb License Agreement is terminated by Bausch & Lomb at any time for cause, or without cause prior to the later of the commencement of a Phase II/III clinical trial for ISV-403 or January 1, 2004.

     If Bausch & Lomb elects to convert any shares of Series A-1 Preferred Stock into common stock, and potentially into a note payable, all shares of Series A-1 Preferred Stock will be converted at the same time. The actual number of shares of common stock issuable upon conversion of the Series A-1 Preferred Stock shall be equal to:

•	the actual purchase price of the Series A-1 Preferred Stock then outstanding plus all accumulated and unpaid dividends on the shares of Series A-1 Preferred Stock then outstanding, divided by

•	the fair market value of our common stock, up to a maximum of 4,300,000 shares of common stock, as may be adjusted for stock splits, stock dividends, recapitalizations and the like.

     Upon the conversion of the Series A-1 Preferred Stock, the excess, if any, of:

•	the actual purchase price of the Series A-1 Preferred Stock outstanding immediately prior to the conversion plus all accumulated and unpaid dividends on the shares of Series A-1 Preferred Stock outstanding immediately prior to the conversion, over

•	the fair market value of 4,300,000 shares of our common stock shall be converted into a note payable. The note will bear interest at a rate of prime plus 2% per annum and will have a term of 5 years.

     In addition, under certain circumstances, as more fully described in the Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock, in the event of the first commercial sale of the product pursuant to the terms of the Bausch and Lomb License Agreement, two-thirds of the Series A-1 Preferred Stock shall be redeemed by us for $1.00 and the remaining one-third of the Series A-1 Preferred Stock outstanding shall be redeemed by us in exchange for a pre-paid royalty having a value equal to the actual purchase price one-third of the Series A-1 Preferred Stock then outstanding plus all accumulated and unpaid dividends on those shares of Series A-1 Preferred Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2001.

Overview

     In addition to the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q may contain certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements whenever they appear in this document. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below and under the heading “Risk Factors,” as well as those discussed elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that may arise after the date of this report.

     We are an ophthalmic product development company focused on developing genetically-based tools, for the diagnosis, prognosis and management of glaucoma, as well as ophthalmic pharmaceutical products based on our proprietary DuraSite® eyedrop-based drug delivery technology. Our retinal programs include both a therapeutic agent and a retinal drug delivery technology.

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

     A clinical study published in the September 2001 issue of Clinical Genetics, showed a correlation between the presence of the TIGR promoter region variant in individuals with primary open-angle glaucoma, or POAG, and the likelihood of that individual developing a more aggressive form of glaucoma including more visual field damage. Published studies have also shown the correlation of the coding region mutations detected by our OcuGene glaucoma genetic test and a high probability of developing glaucoma. Additional studies demonstrating key scientific results on the relationship of these promoter variants on glaucoma progression are ongoing.

     To date, our academic collaborators have identified genes associated with POAG (the most prevalent form of the disease in adults), normal tension glaucoma, juvenile glaucoma and primary congenital glaucoma, or PCG. Our academic collaborators for our glaucoma genetics program are: the University of California, San Francisco, or UCSF; the University of Connecticut Health Center, or UCHC; Institute National de la Sante et de la Recherche Medicale, or INSERM, the French equivalent of the U.S. National Institutes of Health; Okayama University in Japan; and other institutions in North America and Europe. This research, other than what has been incorporated into our OcuGene glaucoma genetic test, still must be converted into commercial products.

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

     A Phase II clinical study was successfully completed in 1999 to evaluate the efficacy of two concentrations of diclofenac. Analysis of the data from this study, conducted in 136 subjects, indicates that ISV-205 was safe and associated with a 75% reduction in the number of subjects with clinically significant IOP elevation following steroid use.

     A second Phase II clinical study was conducted in 233 subjects with ocular hypertension. Genetic information was collected on the subjects using our ISV-900 technology and the subjects were dosed twice daily for six months with ISV-205. Our ISV-900 technology detected the TIGR mt-1 or mt-11 variants in approximately 70% of the ocular hypertensive subjects participating in the study. The results indicate that the intraocular pressure at the first measurement each day over the twenty-four weeks of therapy in subjects with either the mt-1 variant or the mt-1 and mt-11 variants was significantly lower compared to vehicle (p=0.0079 and 0.0048 respectively). ISV-205 was similar to placebo in ocular safety and comfort in all patients. We are planning further clinical studies before filing for product approval with the FDA and there is no guarantee that similar clinical results will be achieved.

     ISV-401 is a DuraSite formulation of an antibiotic that has not previously been used in ophthalmology. ISV-401 contains an antibiotic that is effective for gram-negative and gram-positive bacteria and may enable reduced dosing frequency. ISV-401 may be effective for a broad-spectrum of bacteria and may enable physicians the ability to use it to treat a variety of ophthalmic diseases.

     In September 2001, we conducted a Phase I clinical trial that indicated the formulation was safe and well tolerated. In September 2002, we announced the results of our Phase II clinical trial using a 1.0% formulation of ISV-401, compared to a placebo, to treat bacterial conjunctivitis. The study results indicated that ISV-401 elicited both clinical resolution and bacterial eradication over both gram-positive and gram-negative strains of acute bacterial conjunctivitis. This study demonstrated that a total of six drops of ISV-401 administered over five consecutive days produced comparable clinical results to those achieved with currently marketed drugs, which require dosing of approximately thirty-five drops administered over seven consecutive days. We are planning further clinical studies after the data from the Phase II trial is analyzed and our plans for the studies have been presented to the FDA.

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

     ISV-403 was licensed to Bausch & Lomb in August 2002. Under the terms of the Bausch & Lomb License Agreement, we are responsible for the clinical development of ISV-403 through NDA approval from the FDA, with Bausch & Lomb responsible for subsequent commercial manufacturing and marketing. Bausch & Lomb is required to make preferred equity investments in us as product milestones are achieved. The Bausch & Lomb License Agreement grants Bausch & Lomb rights to market ISV-403, subject to payment of royalties, in all geographies except Japan, with such rights being shared in Asia (except Japan) and exclusive elsewhere.

     The first product utilizing our DuraSite technology, AquaSite® dry eye treatment, was launched as an over-the-counter, or OTC, medication in 1992 by CIBA Vision Ophthalmics, or CIBA Vision, to which we have licensed certain co-exclusive rights. In 2000, Global Damon Pharm launched AquaSite in Korea, based on a licensing agreement signed in 1999. In 1999, we also licensed AquaSite to SSP Co., Ltd., or SSP, for sale in Japan. (See “—Collaborative and Licensing Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2001 for additional information on the agreements.) In connection with our DuraSite development efforts, we have licensed marketing rights to certain DuraSite-based product candidates to CIBA Vision and Bausch & Lomb.

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

     As of September 30, 2002, our accumulated deficit was approximately $106.4 million. There can be no assurance that we will ever achieve or be able to maintain either significant revenues from product sales or profitable operations.

Results of Operations

     We earned revenues in the third quarter of 2002 and 2001 of $9,000 and $1,000, respectively, and $26,000 and $4,000 for the nine months ended September 30, 2002 and September 30, 2001, respectively, from sales of OcuGene by our limited initial contract sales force and AquaSite® by CIBA Vision and Kukje Pharma Ind. Co., Ltd., our AquaSite manufacturing partner in Korea. We recognize revenue when all services have been performed and collectibility is reasonably assured. Accordingly, revenue for the sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product.

     Cost of goods sold of $25,000 in the third quarter of 2002, and $57,000 for the nine months ended September 30, 2002, reflects the cost of OcuGene tests performed as well as the cost of sample collection kits distributed for use. As the product was launched at the end of 2001, this is the first full nine-month period that such expenses were incurred.

     Research and development expenses were $1.9 million for each of the third quarter of 2002 and the third quarter of 2001. While total expenditures were consistent between the two periods the underlying costs shifted. The cost of temporary personnel and consultants decreased in the third quarter of 2002 compared to the third quarter of 2001, while the replacement of some of the external personnel by employees resulted in a comparable increase in the cost of internal personnel. Expenditures for external research related to the ISV-900 program decreased as the focus shifted to the commercial launch activities. External laboratory testing related to ISV-403 preclinical activities increased to support the filing of an IND. Our facility costs increased consistent with the terms of our lease extension that went into effect at the beginning of 2002. Patent costs decreased for certain programs we are no longer pursuing.

     Research and development expenses increased to $5.7 million from $5.5 million for the first nine months of 2002 compared to the first nine months of 2001. The increase mainly reflects the license of the Optineuron gene from UCHC and the related cost of new patent filings and financial support of the research. Other expenditures related to temporary personnel and consultants decreased in 2002. Some of the temporary personnel used in 2001 were replaced with employees, which resulted in higher costs. Additionally, certain accrued employee related expenses were adjusted based on operating results in 2002 and resulted in lower expenses compared to 2001. External laboratory and clinical trial costs increased in 2002 related to ISV-403 preclinical activities and the ISV-401 clinical study. Also, facility costs increased consistent with the terms of the lease extension that went into effect at the beginning of 2002.

     In the first nine months of 2002, cost reimbursement decreased to $66,000 from $693,000 in the first nine months of 2001. This reflects the termination in May 2001 of our ISV-205 licensing agreement, entered into in January 1999 with Pharmacia that provided for reimbursement of the on-going development costs for the program in 2001. The cost reimbursement in 2002 reflected work completed on the preliminary formulation of a compound for the potential treatment of retinal diseases, which is being funded by a potential corporate partner.

     Selling, general and administrative expenses increased to $1.2 million during the third quarter of 2002 from $847,000 during the third quarter of 2001, and to $3.1 million from $2.5 million for the nine months ended September 30, 2002 and September 30, 2001, respectively. Expenses increased mainly due to the higher level of sales and marketing activities, such as advertising and our limited initial contract sales force related to the ongoing launch of OcuGene. Also, facility costs increased consistent with the terms of the lease extension that went into effect at the beginning of 2002.

     Net interest and other income was $10,000 and $105,000 in the third quarter of 2002 and 2001, respectively, and $53,000 and $505,000 for the nine months ended September 30, 2002 and September 30, 2001, respectively. This decrease is due to lower average cash balances and lower interest rates. Interest earned in the future will be dependent on our funding cycles and prevailing interest rates.

     We incurred net losses applicable to common stockholders of $3.1 million and $2.5 million during the third quarter of 2002 and 2001, respectively, and $8.7 million and $6.8 million for the nine months ended September 30, 2002 and September 30, 2001, respectively. The increase for the third quarter of 2002 compared to the third quarter of 2001 was due primarily to our sales and marketing activities to support the ongoing launch of OcuGene, increased facility costs and the decrease in interest income. The increase for the nine-month period was primarily related to licensing of the Optineuron gene and the related patent activities, the external laboratory and clinical costs related to our antibiotic programs ISV-403 and ISV-401, the decrease in reimbursement of research expenses by Pharmacia, our increased selling, general and administrative expenses to support OcuGene, increased facility costs related to the our lease renewal and the decrease in interest income. We may incur substantial additional losses over the next several years. These losses are expected to fluctuate from period to period based primarily on the level of our product development and clinical activities, the commercial acceptance of our OcuGene product and any other products we may launch in the future, our ability to enter into collaborations for our products and the level of third-party reimbursement and milestone payments received by us, if any.

Liquidity and Capital Resources

     Through 1995, we financed our operations primarily through private placements of preferred stock, totaling approximately $32 million, and an October 1993 public offering of Common Stock, which resulted in net proceeds of approximately $30 million. After 1995, we financed our operations primarily through a January 1996 private placement of Common Stock and warrants resulting in net proceeds of approximately $4.7 million and an April 1996 public offering which raised net proceeds of approximately $8.1 million. In accordance with a July 1996 agreement with Bausch & Lomb, we received a total of $2.0 million from the sale of Common Stock in August 1996 and 1997. In September 1997, we completed a $7.0 million private placement of 7,000 shares of Series A Redeemable Convertible Preferred Stock resulting in net proceeds of approximately $6.5 million. In January 1999, we entered into a transaction with Pharmacia from which we received a total of $3.5 million from the sale of Common Stock in January 1999 and September 1999. In November 1999, we entered into another transaction with Pharmacia from which we received a $5.0 million licensing fee and, in January 2000, received $2.0 million from the sale of Common Stock. In April 2000, we received $0.6 million from the issuance of Common Stock from the exercise of warrants issued as part of the 1995 private placement. In May 2000, we completed a private placement of Common Stock and warrants from which we received net proceeds of approximately $13.0 million. During 2000, 2001, and 2002, we also received $243,000, $71,000 and $93,000, respectively, from the issuance of Common Stock upon the exercise of stock options and sales of Common Stock through our Employee Stock Purchase Plan. In August 2002, we received $2.0 million from the issuance of 2,000 shares of Series A-1 Preferred Stock to Bausch & Lomb in connection with the licensing of our antibiotic program ISV-403.

     At September 30, 2002, we had cash and cash equivalents totaling $3.5 million compared to $10.1 million as of December 31, 2001. It is our policy to invest these funds in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt.

     Net cash used in operating activities of $8.6 million for the nine months ended September 30, 2002 related primarily to research and development expenditures for our antibiotic programs and recently licensed glaucoma genetic technology, decreased cost reimbursements, and the expenses incurred related to the on-going launch of OcuGene.

     We purchased $58,000 of laboratory and other equipment and leasehold improvements in the first nine months of 2002 compared with $409,000 in the first nine months of 2001. We also made $18,000 of payments on capital leases for certain laboratory equipment in the first nine months of 2002 compared to $6,000 in the first nine months of 2001.

     We received $93,000 and $47,000 in the first nine months of 2002 and 2001, respectively, from the issuance of Common Stock from the exercise of stock options by employees and through the employee stock purchase program. We also received $26,000 in the first nine months of 2002 as a payment on a note receivable from a stockholder.

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

     The Stock Purchase Agreement entered into with Bausch & Lomb in August 2002, provides for the conversion of the Series A-1 Preferred Stock into shares of common stock, and potentially into a note payable, if the Bausch & Lomb License Agreement is terminated by Bausch & Lomb at any time for cause, or without cause prior to the later of the commencement of a Phase II/III clinical trial for ISV-403 or January 1, 2004.

     If Bausch & Lomb elects to convert any shares of Series A-1 Preferred Stock into common stock, and potentially into a note payable, all shares of Series A-1 Preferred Stock will be converted at the same time. The actual number of shares of common stock issuable upon conversion of the Series A-1 Preferred Stock shall be equal to:

•	the actual purchase price of the Series A-1 Preferred Stock then outstanding plus all accumulated and unpaid dividends on the shares of Series A-1 Preferred Stock then outstanding, divided by

•	the fair market value of our common stock, up to a maximum of 4,300,000 shares of common stock, as may be adjusted for stock splits, stock dividends, recapitalizations and the like.

     Upon the conversion of the Series A-1 Preferred Stock, the excess, if any, of:

•	the actual purchase price of the Series A-1 Preferred Stock outstanding immediately prior to the conversion plus all accumulated and unpaid dividends on the shares of Series A-1 Preferred Stock outstanding immediately prior to the conversion, over

•	the fair market value of 4,300,000 shares of our common stock shall be converted into a note payable. The note will bear interest at a rate of prime plus 2% per annum and will have a term of 5 years.

     We believe that our cash and cash equivalents will be sufficient to meet our operating expenses and cash requirements into the first quarter of 2003. We are currently pursuing funding opportunities including private or public equity investments, merger or acquisition strategies, research and marketing collaborations, and possibly research funding. We will also require substantial additional funds prior to reaching sustained profitability and we may seek similar funding opportunities to meet such needs. Even if we do not have an immediate need for additional cash, we may seek access to the private or public equity markets if and when we believe conditions are favorable. There is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, or at all.

RISK FACTORS

It Is Difficult to Evaluate Our Business Because We Are in an Early Stage of Development and Our Technology Is Untested

     We are in an early stage of developing our business. We have only received an insignificant amount of royalties from the sale of one of our products, an over-the-counter dry eye treatment, and in the beginning of 2002 we began to receive a small amount of revenues from the sale of our OcuGene glaucoma genetic test. Before regulatory authorities grant us marketing approval for additional products, we need to conduct significant additional research and development and preclinical and clinical testing. All of our products are subject to risks that are inherent to products based upon new technologies. These risks include the risks that our products:

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

     We are seeking additional funding through public or private equity or debt financing, collaborative or other arrangements, and from other sources. We may not be able to secure additional funding from these sources, and any funding may not be on terms acceptable to us. In addition, our board of directors has the authority to determine the price and terms of any sale of common stock and the rights, preferences and privileges of any preferred stock or debt or other security that is convertible into or exercisable for the common stock. The terms of any securities issued to future investors may be superior to the rights of our common stockholders, could result in substantial dilution and could adversely affect the market price for our common stock.

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

We Have a History of Operating Losses and We Expect to Continue to Have Losses in the Future

     We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that did not prove to have commercial potential. As of September 30, 2002, our accumulated deficit was approximately $106.4 million. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties or other revenues from sales of our products. In addition, we recognize revenue when all services have been performed and collectibility is reasonably assured, accordingly, revenue for the sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product.

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

     In August 2002, we entered into a license agreement with Bausch & Lomb related to our antibiotic program ISV-403. The Bausch & Lomb License Agreement grants Bausch & Lomb rights to market ISV-403, subject to payment of royalties, in all geographies except Japan, with such rights being shared in Asia (except Japan) and exclusive elsewhere. The foregoing is contingent on our ability to receive the appropriate approvals from the FDA and the other appropriate international regulatory agencies.

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

Management and Principal Stockholders May Be Able to Exert Significant Control On Matters Requiring Approval by Our Stockholders

     As of September 30, 2002, our management and principal stockholders together beneficially owned approximately 25% of our outstanding shares of common stock. As a result, these stockholders, acting together, may be able to effectively control all matters requiring approval by our stockholders, including the election of a majority of our directors and the approval of business combinations.

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

     In addition, the terrorist attacks in the United States, the U.S. retaliation for these attacks, the threats of war in Iraq and the related decline in consumer confidence and continued economic weakness have had an adverse impact on the U.S. and world economy in general. Recent consumer reports indicate that consumer confidence has reached its lowest level since 1993. These events, as well as, fluctuations in our operating results and market conditions for biopharmaceutical and biotechnology stocks in general, could have a significant effect on the volatility of the market price for our common stock and on the future price of our common stock.

We Have Adopted and Are Subject to Anti-Takeover Provisions That Could Delay or Prevent an Acquisition of Our Company

     Provisions of our certificate of incorporation and bylaws may constrain or discourage a third party from acquiring or attempting to acquire control of us. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock, 15,000 of which have been designated as Series A-1 Preferred Stock. The board of directors has the authority to determine the price, rights, preferences, privileges and restrictions of the remaining unissued shares of preferred stock without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving us, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless conditions set forth in the Delaware General Corporation Law are met.

We Have Convertible, Redeemable Securities That May Result in Dilution for Common Stockholders, and In Certain Instances May Be Convertible Into Debt

     In August 2002, we entered into a Stock Purchase Agreement with Bausch & Lomb concurrent with the Bausch & Lomb License Agreement for ISV-403. The Stock Purchase Agreement provides for Bausch & Lomb to purchase up to 15,000 shares of Series A-1 Preferred Stock for a purchase price equal to $1,000 per share for an aggregate investment of up to $15.0 million. The initial investment, which occurred contemporaneously with the execution of the Bausch & Lomb License Agreement, was for 2,000 shares of Series A-1 Preferred Stock, for a total investment equal to $2.0 million. Upon the achievement of certain milestones, Bausch & Lomb will invest up to an additional $13.0 million in various closings from time to time. The Series A-1 Preferred Stock does not contain voting rights, except as otherwise provided by the Delaware General Corporation law and each share is entitled to $60 per annum cumulative dividend.

     The Stock Purchase Agreement provides for the conversion of the Series A-1 Preferred Stock into shares of common stock, and potentially into a note payable, if the Bausch & Lomb License Agreement is terminated by Bausch & Lomb at any time for cause, or without cause prior to the later of the commencement of a Phase II/III clinical trial for ISV-403 or January 1, 2004.

     If Bausch & Lomb elects to convert any shares of Series A-1 Preferred Stock into common stock, and potentially into a note payable, all shares of Series A-1 Preferred Stock will be converted at the same time. The actual number of shares of common stock issuable upon conversion of the Series A-1 Preferred Stock shall be equal to:

•	the actual purchase price of the Series A-1 Preferred Stock then outstanding plus all accumulated and unpaid dividends on the shares of Series A-1 Preferred Stock then outstanding, divided by

•	the fair market value of our common stock, up to a maximum of 4,300,000 shares of common stock, as may be adjusted for stock splits, stock dividends, recapitalizations and the like. The fair market value of our common stock for purposes of this provision is equal to the average of the closing sales prices for the five trading days immediately preceding the date of the notice of conversion of our common stock on any national securities exchange, or on the National Association of Securities Dealers Automated Quotation System, or if the common stock is not traded on any such market, based on the reasonable opinion of value of an independent investment banker of national reputation reasonably acceptable to us and Bausch and Lomb.

     Upon the conversion of the Series A-1 Preferred Stock, the excess, if any, of:

•	the actual purchase price of the Series A-1 Preferred Stock outstanding immediately prior to the conversion plus all accumulated and unpaid dividends on the shares of Series A-1 Preferred Stock outstanding immediately prior to the conversion, over

•	the fair market value of 4,300,000 shares of our common stock shall be converted into a note payable. The note will bear interest at a rate of prime plus 2% per annum and will have a term of 5 years.

     In addition, under certain circumstances, as more fully described in the Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock, in the event of the first commercial sale of the product pursuant to the terms of the Bausch and Lomb License Agreement, two-thirds of the Series A-1 Preferred Stock shall be redeemed by us for $1.00 and the remaining one-third of the Series A-1 Preferred Stock outstanding shall be redeemed by us in exchange for a pre-paid royalty having a value equal to the actual purchase price one-third of the Series A-1 Preferred Stock then outstanding plus all accumulated and unpaid dividends on those shares of Series A-1 Preferred Stock.

     The issuance of a substantial number of shares of common stock upon conversion of our Series A-1 Preferred Stock could adversely affect the market value of the common stock, depending upon the timing of such issuance may effect a substantial dilution of the book value per share of our common stock. In addition, if a portion of the Series A-1 Preferred Stock is exchanged for a note payable, our debt service expenses would increase and in the event of our bankruptcy, liquidation or reorganization, our assets would be available for distribution to our current stockholders only after the indebtedness has been paid in full. As a result, there may not be sufficient assets remaining to make any distributions to our stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The following discusses our exposure to market risk related to changes in interest rates.

     We invest our excess cash in investment grade, interest-bearing securities. At September 30, 2002, we had approximately $3.5 million invested in money market mutual funds. While a hypothetical decrease in market interest rates by 10 percent from the September 30, 2002 levels would cause a decrease in interest income, it would not result in a loss of the principal. Additionally, the decrease in interest income would not be material.

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”), are effective.

(b)  Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities and Use of Proceeds.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

a) See list of Exhibits on page 25.

b) On August 7, 2002, we filed a Current Report on Form 8-K reporting under Item 5 and Item 7 the issuance of a press release announcing the signing of a license agreement, and related stock purchase agreement, with Bausch & Lomb Incorporated.

     On August 14, 2002, we filed a Current Report on Form 8-K reporting under Item 9 the furnishing of the certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The certifications had accompanied the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSITE VISION INCORPORATED
Dated: November 14, 2002	by:	/s/ S. Kumar Chandrasekaran, Ph.D.

S. Kumar Chandrasekaran, Ph.D. Chairman of the Board, Chief Executive Officer and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

CERTIFICATIONS

I, S. Kumar Chandrasekaran, Ph.D., certify that:

1. I have reviewed this quarterly report on Form 10-Q of InSite Vision Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ S. Kumar Chandrasekaran, Ph.D.

S. Kumar Chandrasekaran, Ph.D.
Chief Executive Officer

CERTIFICATIONS

I, S. Kumar Chandrasekaran, Ph.D., certify that:

1. I have reviewed this quarterly report on Form 10-Q of InSite Vision Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ S. Kumar Chandrasekaran, Ph.D.

S. Kumar Chandrasekaran, Ph.D.
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Description

4.5		Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock as filed with the Delaware Secretary of State on July 3, 2002.
10.42	(1)	ISV-403 Technology License Agreement, dated August 7, 2002 by and between the Company and Bausch & Lomb Incorporated.
10.43	(1)	Preferred Stock Purchase Agreement, dated August 7, 2002 by and between the Company and Bausch & Lomb Incorporated.

(1)	Confidential treatment has been requested as to certain portions of this agreement. Such omitted confidential information has been designated by an asterisk and has been filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, pursuant to an application for confidential treatment.