Form 10-K
period 2002-12-31
INSITE VISION INC
filed 2003-03-31
CIK 802724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from              to

Commission file number 0-22332

INSITE VISION INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	94-3015807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

965 Atlantic Avenue

Alameda, CA 94501

(Address of Principal Executive Offices, including Zip Code)

Registrant’s telephone number, including area code: (510) 865-8800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☐  No  ☒

The aggregate market value of registrant’s Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of June 28, 2002: was approximately $31,894,162 (based upon the closing sale price of the Common Stock on the last business day of the registrant’s most recently completed second fiscal quarter). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the Common Stock have been excluded from such calculation as such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares of Common Stock, $0.01 par value, outstanding as of March 24, 2003: 25,136,786.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the following document are incorporated by reference into this Report on Form 10-K where indicated: portions of the Proxy Statement for the registrant’s 2003 Annual Meeting of Stockholders which we expect to be held on June 5, 2003 are incorporated by reference into Part III.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

Cautionary Statement for purposes of the “Safe Harbor” provisions of Private Securities Litigation Reform Act of 1995:

Except for the historical information contained herein, the discussion in this Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below in “Risk Factors,” as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item 1.    Business

THE COMPANY

We are an ophthalmic product development company focused on developing genetically-based technology for the diagnosis, prognosis and management of glaucoma, as well as ophthalmic pharmaceutical products based on our proprietary DuraSite® eyedrop-based drug delivery technology. In addition, we have a retinal program that includes both a therapeutic agent and a retinal drug delivery technology.

We are focusing our commercial efforts and research and development on the following:

•	targeted market introduction of our OcuGene™ glaucoma genetic test based on our ISV-900 technology;

•	expanding our ISV-900 technology for the diagnosis, prognosis and management of glaucoma;

•	ISV-205, a DuraSite formulation for the treatment of glaucoma;

•	ISV-401, a DuraSite formulation of azithromycin, an antibiotic not currently used in ophthalmology;

•	ISV-403, a DuraSite formulation of a fourth generation fluoroquinolone;

•	ISV-014, a retinal drug delivery device; and

•	treatments for diabetic retinopathy and macular degeneration.

Glaucoma Genetics.    Our glaucoma genetics program, which is being carried out in collaboration with academic researchers, is focused on discovering genes that are associated with glaucoma, and the mutations on these genes that cause and regulate the severity of the disease. This genetic information then may be applied to develop new glaucoma diagnostic, prognostic and management tools. The first of these new tools, OcuGene, our genetic test to determine if an individual has a higher risk of developing a more aggressive form of glaucoma, is focused on targeted market introduction and was first introduced to the medical community at the end of 2001.

A clinical study published in the September 2001 issue of Clinical Genetics, showed a correlation between the presence of the TIGR promoter region mutation in individuals with primary open-angle glaucoma, or POAG, and the likelihood of an individual developing a more aggressive form of glaucoma including more visual field damage.

To date, our academic collaborators have identified genes associated with POAG (the most prevalent form of glaucoma in adults), normal tension glaucoma, juvenile glaucoma and primary congenital glaucoma, or PCG. Our academic collaborators for our glaucoma genetics program include: the University of California, San

Francisco, or UCSF; the University of Connecticut Health Center, or UCHC; Institute National de la Sante et de la Recherche Medicale, or INSERM, the French equivalent of US National Institutes of Health; Okayama University in Japan; and other institutions in North America and Europe. This research, other than what has been incorporated into our OcuGene test, still must be converted into commercial products.

DuraSite-Based Product and Candidates.    Our DuraSite delivery system is a patented eyedrop formulation comprising a cross-linked carboxyl-containing polymer that incorporates the drug to be delivered to the eye. The formulation is instilled in the cul-de-sac of the eye as a small volume eyedrop and remains in the eye for up to several hours during which time the active drug ingredient is gradually released. This increased residence time is designed to permit lower concentrations of a drug to be administered over a longer period of time, thereby minimizing the inconvenience of frequent dosing and reducing potential related adverse side effects. In contrast, conventional eyedrops typically only last a few minutes in the eye and require delivery of a highly concentrated burst of drug and frequent administration to sustain therapeutic levels. DuraSite can be customized to deliver a variety of compounds with a broad range of molecular weights and other properties.

We have received patent allowances covering extended viscosity and pH ranges of the DuraSite system. These extended ranges will allow a broader range of compounds to be delivered by the system and the additional patent allowances provide protection until 2016.

The first product utilizing our DuraSite technology, AquaSite® dry eye treatment, was launched as an over-the-counter, or OTC, medication in 1992 by CIBA Vision Ophthalmics, or CIBA Vision, to which we have licensed certain co-exclusive rights. In 2000, Global Damon Pharm launched AquaSite in Korea, based on a licensing agreement signed in 1999. In 1999, we also licensed AquaSite to SSP Co., Ltd., or SSP, for sale in Japan. (See “—Collaborative and Licensing Agreements” for additional information on these agreements.) In connection with our DuraSite development efforts, we have licensed marketing rights to certain DuraSite-based product candidates to CIBA Vision and Bausch & Lomb Incorporated, or B&L.

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

Corporate Information.    Our principle executive offices are located at 965 Atlantic Avenue, Alameda, California 94501. Our telephone number is (510) 865-8800. We make our periodic and current reports available, free of charge, through our website (http:///www.insitevision.com) under “Investor Relations—SEC Filings” as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

Ophthalmic Pharmaceutical Market

The prevalence of eye disease increases disproportionately with age and is ten times greater in persons over the age of 65. The U.S. Census Bureau projects that the U.S. population over age 65 will increase from 34 million in 1997 to approximately 69 million by the year 2030. We believe that this aging of the U.S. population and similar trends in other developed countries will contribute to increased demand for new ophthalmic products.

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

According to the Glaucoma Research Foundation, glaucoma is the leading cause of preventable blindness, affecting two to three million people in the U.S., and 67 million people worldwide. The prevalence of the disease in first-degree relatives of affected patients has been documented to be as high as seven to ten times that of the general population. Glaucoma also may occur as a complication of conditions such as diabetes, or as a result of extended steroid use.

The worldwide ophthalmic antibiotic market was anticipated to reach approximately $700.0 million in 2002, according to a study by Frost and Sullivan. The study also anticipated sales of ophthalmic fluoroquinolone products to reach $280.0 million in 2002. The market has been, and will continue to be, impacted by the use of antibiotics in connection with laser-based vision correction procedures.

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

Products and Product Candidates

Product	Indications	Anticipated Benefits	Status(1)
Glaucoma Genetics

OcuGene — Glaucoma Genetics Test	Glaucoma severity (TIGR gene)	Determine disease severity among glaucoma patients	Marketed

PCG — Primary Congenital Glaucoma Test	Glaucoma detection in infants	Patient identification to allow early treatment before complications and irreversible vision loss	Pre-commercialization (2)

ISV-900	Glaucoma prognostic/ diagnostic	Identify new genetic markers to detect disease susceptibility and determine disease severity	Research

Glaucoma Product Candidates

ISV-205	Steroid-induced intraocular pressure elevation, glaucoma	Treat/prevent disease progression	Phase 2(b) completed

Other Topical Product Candidates and Product

ISV-401	Bacterial infection including ophthalmia neonatorum	Broad spectrum antibiotic with reduced dosing frequency	Phase 3 (3)

ISV-403	Bacterial infection	Fourth generation fluoroquinolone antibiotic with reduced dosing frequency	Phase 1 (4)

ISV-205	Inflammation and analgesia	Reduced dosing frequency	Preclinical

AquaSite	Dry eye	Reduced dosing frequency and extended duration of action	Marketed (OTC)

Retinal Device

ISV-014	Retinal drug delivery device for potential treatment of diabetic retinopathy and macular degeneration	Non-surgical delivery of drugs to the retina	Research

1)	All products except OcuGene, ISV-900, AquaSite and ISV-014 are expected to be prescription pharmaceuticals. As denoted in the table, “Preclinical” follows the research stage and indicates that a specific compound is being tested in preclinical studies in preparation for filing an investigational new drug application, or IND. For a description of preclinical trials, IND, Phase 1, Phase 2 and Phase 3 clinical trials and New Drug Application, or NDA, see “—Government Regulation.”
2)	A prognostic technology has been developed and we plan to make the product available in the second half of 2003 for use in screening a limited population prior to being available for a broader market.
3)	Phase 2 testing is completed for ISV-401 and Phase 3 clinical trials are anticipated to begin in the second quarter of 2003.
4)	The IND for ISV-403 was filed in February 2003 and Phase 1 trials are anticipated to begin in the second quarter of 2003.

Glaucoma Genetics

According the Glaucoma Research Foundation, glaucoma is the leading cause of preventable blindness in the U.S., affecting an estimated two to three million people. The most prevalent form of glaucoma in adults is POAG. Other forms of the disease include PCG, a leading cause of blindness in infants, and juvenile glaucoma that affects children and young adults.

Often called the “sneak thief of sight” because of its lack of symptoms, glaucoma is believed to result when the flow of fluid through the eye is impaired. This may lead to elevated intraocular pressure or IOP, which increases pressure on the optic nerve and can cause irreversible vision loss if left untreated. However, one form of glaucoma, normal or low-tension glaucoma, is associated with individuals who have normal eye pressure. It is estimated that one-third of U.S. glaucoma patients and three-quarters of glaucoma patients in Japan have this form of the disease, based on a study conducted by Dr. Kitazawa in Japan. These patients cannot be identified with standard glaucoma screening tests that only measure a patient’s eye pressure and usually they incur visual field loss before they are diagnosed.

ISV-900.    There is accumulating evidence that genetic predisposition is a major factor in the development of several forms of glaucoma. According to the Glaucoma Research Foundation, a family history of POAG increases the risk of developing glaucoma by 4 to 9 times that of the general population. We have formed research collaborations with scientists at institutions located in North America, Europe and Japan both to identify the genes associated with different forms of glaucoma and to build a database of information on how these genes affect the progression of the disease in different populations.

Researchers with whom we collaborate have identified several disease causing, or modifying, genes related to POAG including TIGR/MYOC, OPTN, OCLM and APOE. Additional research has revealed mutations in the CYP1B1 gene that are related to PCG. We have obtained exclusive worldwide licenses for the rights to commercialize certain research related to the TIGR gene and associated mutations from the Regents of the University of California, the CYP1B1 gene and associated mutations from UCHC and APOE, as it interacts with TIGR, from INSERM.

We currently hold licenses to patents issued on the TIGR cDNA, TIGR antibodies, methods for the diagnosis of glaucoma using the TIGR technology and methods for the diagnosis of glaucoma using the CYP1B1 technology. Additional patents related to the ISV-900 program are currently pending and if issued will be included in the licenses we hold.

OcuGene.    Current glaucoma tests are often unable to detect the disease before substantial damage to the optic nerve has occurred. Gene-based tests may make it possible to identify patients at risk and initiate treatment before permanent optic nerve damage and vision loss occurs. Our ISV-900 program is intended to discover the appropriate genetic markers for certain forms of glaucoma and to incorporate those markers into prognostic, diagnostic and management tools. The first version of these tests, OcuGene, has been developed and the product was commercially launched at the end of 2001. However, development of additional clinical data will be necessary to clarify the market utility of this product. We anticipate that as further research identifies new genes, and additional mutations, we will bring these to market as additional tests.

In December 2002, we entered into an agreement with Società Industria Farmaceutica Italiana (SIFI) that grants them the exclusive right to manufacture/perform, distribute and market OcuGene in Italy for eight years. SIFI intends to launch the OcuGene test before the end of 2003.

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

A Phase 2a clinical study was successfully completed in 1999 to evaluate the efficacy of two concentrations of diclofenac. Analysis of the data from this study indicates that ISV-205 was safe and associated with a 75% reduction in the number of subjects with clinically significant IOP elevation following steroid use.

In 2001 we completed a second Phase 2b clinical study in 233 subjects with ocular hypertension. Genetic information was collected on the subjects using our ISV-900 technology and the subjects were dosed twice daily for six months with ISV-205. Our ISV-900 technology detected the TIGR mt-1 or mt-11 mutations in approximately 70% of the ocular hypertensives participating in the study. In patients with the TIGR mutations, a 0.1% formulation of ISV-205 was statistically significantly more effective than placebo in lowering intraocular pressure (IOP) (p=0.008). These effects were not seen to the same extent in patients without the TIGR mutations. ISV-205 was similar to placebo in ocular safety and comfort in all patients. We are planning further clinical studies before filing for product approval with the U.S. Food and Drug Administration, or FDA. However, we cannot assure you that similar clinical results will be achieved.

Other potential indications for ISV-205 may include glaucoma prevention, analgesia and anti-inflammatory indications. Co-exclusive rights, in the U.S., to develop, manufacture, use and sell ISV-205 to treat non-glaucoma indications of inflammation and analgesia, were licensed to CIBA Vision in May 1996.

Other Topical Product Candidates and Marketed Product

ISV-401 is an ophthalmic formulation of azithromycin, a broad-spectrum antibiotic that has not previously been used in ophthalmology. The antibiotic has a proven safety and efficacy record in both adult and pediatric populations when used orally. Depending on the indication, current ophthalmic antibiotics must be dosed as often as every 15 to 30 minutes on the first day and then tapered off to a maintenance dose of four times a day for the remainder of the treatment period, which may be up to fourteen days. This may result in patient compliance issues that could be minimized with an improved product. The clinical dosing frequency for ISV-401 is significantly less than that for currently available treatments.

In September 2001, we conducted a Phase 1 clinical trial that indicated the formulation was safe and well tolerated when used in the eye. In September 2002, we announced the results of our Phase 2 clinical trial using a 1.0% formulation of ISV-401, compared to a placebo, to treat bacterial conjunctivitis. The study results indicated that ISV-401 achieved both clinical resolution, (i.e. absence of redness and discharge) and bacterial eradication over both gram-positive and gram-negative strains of acute bacterial conjunctivitis. This study demonstrated that a total of six drops of ISV-401 administered over five consecutive days produced comparable clinical results to those achieved with currently marketed drugs, which require dosing of approximately thirty-five drops administered over seven consecutive days. Based on the analysis of data from the Phase 2 clinical trial, we have presented plans for Phase 3 clinical trials to the FDA.

ISV-403 is a formulation of a fluoroquinolone in the DuraSite system. Fluoroquinolones are effective against gram-positive and gram-negative bacteria including Pseudomonas, and are often used as prophylaxis during ophthalmic surgery. Based on recently conducted preclinical testing, it was determined that this is a fourth-generation fluoroquinolone, which has expanded bacterial sensitivities and may be effective against the bacteria that have developed resistance to prior generation fluoroquinolones and other antibiotics. In addition, based on preclinical studies, we believe the ISV-403 formulation may allow for reduced dosing frequency compared to other fluoroquinolone formulations currently on the market. In February 2003 we filed an Investigational New Drug Application (IND) with the FDA so that we may begin Phase 1 clinical trials of ISV-403.

AquaSite.    The first product utilizing our DuraSite technology was introduced to the OTC market in the U.S. in October 1992 by CIBA Vision. We receive a royalty on sales of AquaSite by CIBA Vision. The product contains the DuraSite formulation and demulcents for the symptomatic treatment of dry eye. In March 1999, we licensed AquaSite to Global Damon Pharm, a Korean company. The license is royalty-bearing, has a term of 10 years and is exclusive in the Republic of Korea. In August 1999, we entered into a ten year royalty-bearing license with SSP for the sales and distribution of AquaSite in Japan.

Retinal Device

Ophthalmic conditions that involve retinal damage include macular degeneration, which according to the American Macular Degeneration Foundation affects 10 million or more people in the U.S., and diabetic retinopathy, a common side effect of diabetes. According to the National Diabetes Education Foundation, approximately 16 million people in the U.S. are diabetics. Both macular degeneration and diabetic retinopathy can lead to irreversible vision loss and blindness. Current treatment of retinal diseases, including diabetic retinopathy and macular degeneration, generally involves surgery, laser and photo-dynamic therapies, each of which can lead to loss of vision, retinal detachment, infection and may not slow the progression of the disease. Currently, there is no effective drug therapy for these conditions.

Retinal Delivery Device.    ISV-014 is one of our technology platforms and consists of a device for the controlled, non-surgical delivery of ophthalmic drugs to the retina and surrounding tissues. During 2002, we continued to enhance the device and performed in vivo experiments delivering products with a variety of molecular sizes to retinal tissues. The combination of this device technology with viral or small molecule drug platforms may permit long term delivery of therapeutic agents to treat several retinal diseases, including diabetic retinopathy and macular degeneration, most of which cannot be effectively treated at the present time.

The ISV-014 device consists of a handle with a distal platform that is placed against the surface of the eye. A small needle connected to a drug reservoir is extended from the platform into the tissues of the eye. Once in place, a metering mechanism controls the amount and rate that the drug is injected into the tissue. This produces a highly localized depot of drug inside the ocular tissues. By controlling both the distance and direction that the needle protrudes, the device greatly reduces the chance that the needle will penetrate through the sclera of the eye into the underlying tissues, which are easily damaged. We have filed for two patents related to the device and one patent has been allowed. We are currently pursing the licensing of this technology to third parties.

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

Societa Industria Farmaceutica Italiana—S.P.A. (SIFI)    In December 2002, we entered into a exclusive distribution agreement with SIFI for OcuGene in Italy. The distribution agreement grants SIFI the right to manufacture, directly or indirectly, distribute, perform, market, sell and promote our OcuGene glaucoma genetic test in Italy. Over the initial eight-year term of the agreement SIFI will pay us a fee for each test conducted. The agreement may be extended by SIFI for additional two year periods if certain sales targets are met during such periods.

Quest Diagnostics Incorporated.    In November 2002, we extended an exclusive laboratory service agreement with Quest Diagnostics Incorporated, or Quest, for our OcuGene test in the U.S. Under this agreement, we pay Quest for each OcuGene test that they perform.

CIBA Vision Ophthalmics.    In October 1991, we entered into license agreements with CIBA Vision (the “CIBA Vision Agreements”), which granted CIBA Vision certain co-exclusive rights to manufacture, have manufactured, use and sell, in the U.S. and Canada: fluorometholone and tear replenishment products utilizing the DuraSite technology, ISV-205 for non-glaucoma indications and ToPreSite®, a product candidate for ocular inflammation/infection (the development of which is currently not being pursued by us or CIBA Vision).

Bausch and Lomb Incorporated.    In August 2002, we signed a license agreement with Bausch & Lomb to develop ISV-403 for the treatment of ocular bacterial infections. The transaction consists of two parts, the ISV-403 Technology License Agreement, or the Bausch & Lomb License Agreement and the Preferred Stock Purchase Agreement.

Under the terms of the Bausch & Lomb License Agreement, we are responsible for the clinical development of ISV-403 through NDA approval from the FDA and Bausch & Lomb is responsible for subsequent commercial manufacturing and marketing. Bausch & Lomb is required to make preferred equity investments in us as product milestones are achieved. The Bausch & Lomb License Agreement grants Bausch & Lomb rights to market ISV-403, subject to payment of royalties, in all geographies except Japan (which were retained by SSP), with such rights being shared with SSP in Asia (except Japan) and exclusive elsewhere.

The Stock Purchase Agreement provides for Bausch & Lomb to purchase up to 15,000 shares of Series A-1 Preferred Stock for a purchase price equal to $1,000 per share for an aggregate investment of up to $15.0 million. The initial investment, which occurred contemporaneously with the execution of the Bausch & Lomb License Agreement, was for 2,000 shares of Series A-1 Preferred Stock, for a total investment equal to $2.0 million. Upon the achievement of certain milestones, Bausch & Lomb is required to invest up to an additional $13.0 million in various closings from time to time. We satisfied the first milestone in February 2003 when we filed the IND for the ISV-403 product candidate. This resulted in Bausch & Lomb investing $2.0 million for which they received another 2,000 shares of Series A-1 Preferred Stock. The Series A-1 Preferred Stock does not contain voting rights, except as otherwise provided by the Delaware General Corporation law and each share of Series A-1 Preferred Stock is entitled to a $60 per annum cumulative dividend. See Item 5—“Recent Sales of Unregistered Securities” and Note 5 to the Consolidated Financial Statements for additional information regarding our Series A-1 Preferred Stock.

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

Columbia Laboratories, Inc.    In February 1992, we entered into a cross-license agreement (the “Columbia Agreement”) with Columbia Laboratories, Inc., or Columbia, in which Columbia licensed to us certain exclusive rights to a polymer technology upon which DuraSite is based. This license permits us to make, use and sell products using such polymer technology for non-veterinary ophthalmic indications in the over-the-counter and prescription markets in North America and East Asia (the “Columbia Territory”), and in the prescription market in countries outside the Columbia Territory. In exchange, we granted Columbia a license with certain exclusive rights to sublicense and use certain DuraSite technology in the over-the-counter market outside the Columbia Territory. In addition, we also granted Columbia a license with certain exclusive rights to DuraSite technology in the veterinary field. Under certain circumstances, certain of the licenses in the Columbia Agreement become non-exclusive. Subject to certain rights of early termination, the Columbia Agreement continues in effect until the expiration of all patents covered by the DuraSite technology to which Columbia has certain rights.

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

SSP Co., Ltd.    In April 2001, we entered into a royalty-bearing license agreement with SSP Co., Ltd, or SSP, for two fourth-generation fluoroquinolones, one of which is the active ingredient in ISV-403. We have worldwide development and marketing rights except for Japan, which were retained by SSP, and will share the rights with SSP in Asia. We subsequently sublicensed our rights under this agreement to Bausch & Lomb.

In August 1999, we entered into an exclusive license agreement with SSP to be the exclusive manufacturer and distributor of AquaSite in Japan. In addition, we will be the sole supplier to SSP of some of the key ingredients necessary for the manufacture of AquaSite.

Other.    As part of our basic strategy, we continually pursue agreements with other companies, universities and research institutions concerning the licensing of additional therapeutic agents and drug delivery technologies to complement and expand our family of proprietary ophthalmic products as well as collaborative agreements for the further development and marketing of our current products and product candidates. We intend to continue exploring licensing and collaborative opportunities, though there is no certainty that we can successfully enter into, or maintain, any such agreements.

Patents and Proprietary Rights

Patents and other proprietary rights are important to our business. Our policy is to file patent applications seeking to protect technology, inventions and improvements to our inventions that we consider important to the development of our business. Additionally, we assist UC Regents, UCHC and INSERM in filing patent applications seeking to protect inventions that are the subject of our agreements with those institutions. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. Our DuraSite drug delivery products are made under patents and applications, including four U.S. patents, owned by Columbia and exclusively licensed to us in the field of human ophthalmic applications. In addition, we have filed a number of patent applications in the U.S. relating to our DuraSite technology, as well as foreign counterparts of certain of these applications in many countries. Of these applications, eleven U.S. patents have been issued. In addition, we have obtained two U.S. patents on our unit dose dispenser. We have received six additional U.S. patents directed toward certain uses of lazaroids in ophthalmic applications. Of the patent applications we have licensed from the UC Regents, twelve patents have issued. Of the patent applications licensed from UCHC covering the diagnosis of PCG, five patents have been issued. We have three patent applications on file for our retinal programs and four patents on our retinal drug delivery device have been issued. Three patent applications have been filed related to our antibiotic programs, with one patent issued. Several other patent applications by us and by the UC Regents, UCHC and INSERM relating to the foregoing and other aspects of our business and potential business are also pending.

The patent positions of pharmaceutical companies, including ours, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, we do not know whether any of our pending patent applications will result in the issuance of patents or if any of our patents will provide significant proprietary protection. Since patent applications are maintained in secrecy until patents issue in the U.S., or such patents are published by foreign regulatory authorities, we cannot be certain that we or any licensor was the first to file patent applications for such inventions. Moreover, we might have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost to us, even if the eventual outcome were favorable. There can be no assurance that our patents will be held valid or enforceable by a court or that a competitor’s technology or product would be found to infringe such patents.

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

Research and Development

On December 31, 2002, our research and development staff numbered 29 people, of whom 9 have Ph.D.s. In 2002, our research and development expenses, including third party research we sponsored, were $7.1 million, of which $166,000 was funded by third parties. In 2001, our research and development expenses, including third party research we sponsored, were $7.3 million, of which $0.7 million was funded by Pharmacia as part of the ISV-205 license. During 2000, our research and development expenses were $6.5 million, including third party research we sponsored, of which $4.8 million was funded by Pharmacia as part of the ISV-900 and ISV-205 license agreements.

Manufacturing

We have no experience or facilities for the manufacture of products for commercial purposes and we currently have no intention of developing such experience or implementing such facilities. We have a pilot facility, licensed by the State of California, to produce potential products for Phase 1 and some of our Phase 2 clinical trials. However, as stated above, we have no large-scale manufacturing capacity and we rely on third parties for supplies and materials necessary for all of our Phase 3 clinical trials. If we should encounter delays or difficulties in establishing and maintaining our relationship with qualified manufacturers to produce, package and distribute our finished products, then clinical trials, regulatory filings, market introduction and subsequent sales of such products would be adversely affected.

We contract with a third party to assemble the sample collection kits used in our OcuGene glaucoma genetic test. If our assembler should encounter significant delays or we have difficulty maintaining our existing relationship, or in establishing a new one, our sales could be adversely affected.

Marketing and Sales

We have developed a limited marketing and sales organization focused on the targeted introduction of OcuGene and we are primarily using external marketing and sales resources that include:

•	marketing consultants;

•	a network of key ophthalmic clinicians; and

•	other resources with ophthalmic expertise.

We are evaluating expansion of our external marketing and sales resources to support our continuing OcuGene efforts. Potential resources being evaluated include:

•	contract sales forces;

•	co-marketing and co-promotion arrangements in the U.S.; and

•	licensing arrangements with companies outside of the U.S.

We do not currently plan on establishing a dedicated sales force or a marketing organization for our other product candidates.

We have also entered into corporate collaborations, and we plan to enter into additional collaborations with one or more additional pharmaceutical companies, to market our other products. We may not be able to conclude or maintain such arrangements on acceptable terms, if at all.

Our current collaborators include:

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

SSP Co., Ltd.    In April 2001, we entered into an exclusive licensing agreement with SSP for two fluoroquinolone compounds, one of which is incorporated into our ISV-403 formulation. We have exclusive marketing rights for the world except for Japan, which SSP retained, and shared rights with SSP in the rest of Asia. In August 2002 we sublicensed our rights under this agreement to Bausch & Lomb. In August 1999, we entered into an exclusive licensing agreement with SSP to be the exclusive manufacturer and distributor of AquaSite in Japan. We will be the sole supplier to SSP for certain key ingredients necessary for the manufacture of AquaSite.

Bausch & Lomb.    In August 2002, we entered into an exclusive royalty-bearing licensing agreement with Bausch & Lomb for our ISV-403 product candidate. Bausch & Lomb has the exclusive marketing rights for the world except for Japan, which were retained by SSP, and shared rights in the rest of Asia with SSP. Bausch & Lomb also has the right to manufacture the ISV-403 formulation for their sales and distribution.

SIFI.    In December 2002, we entered into an exclusive licensing agreement with SIFI for OcuGene. SIFI has the exclusive right to manufacture/perform, distribute and market OcuGene in Italy. We will provide SIFI with access to technical information related to OcuGene and will provide them access to any marketing materials we have developed to aid them in their sales and distribution efforts.

Competition

We have many competitors in the U.S. and abroad. These companies include ophthalmic-oriented companies that market a broad portfolio of products, as well as large integrated pharmaceutical companies that market a limited number of ophthalmic pharmaceuticals in addition to many other pharmaceuticals. Many of these companies have substantially greater financial, technical, marketing and human resources than we do and may succeed in developing technologies and products that are more effective, safer or more commercially accepted than any which we have developed or are developing. These competitors may also succeed in obtaining cost advantages, patent protection or other intellectual property rights that would block our ability to develop our potential products, or may obtain regulatory approval for the commercialization of their products more rapidly or effectively than we do. The ophthalmic prescription pharmaceutical market in the U.S. is dominated by six companies: Allergan Pharmaceuticals, a division of Allergan, Inc.; Alcon Laboratories, Inc., a division of Nestle Company; Bausch and Lomb; CIBA Vision, a division of Novartis Ltd.; Merck, Sharp & Dohme, a division of Merck & Co., Inc.; and Pharmacia Corporation. It is very difficult for smaller companies, such as ours, that do not have large and well-developed research and development, and sales and marketing staffs, to successfully develop and market products.

We believe there will be increasing competition from new products entering the market that are covered by patents and, to a lesser degree, from pharmaceuticals that become generic. We are aware of certain products manufactured or under development by competitors that are used for the treatment of certain ophthalmic indications we have targeted for product development. Our competitive position will depend on our ability to develop enhanced or innovative pharmaceuticals, maintain a proprietary position in our technology and products, obtain required U.S. and foreign governmental approvals on a timely basis, attract and retain key personnel and enter into effective collaborations for the manufacture and marketing of our products.

Over the longer term, our, and our partners’, ability to successfully market our current products, and product candidates, expand their usage and bring new products to the marketplace, will depend on many factors, including the degree of patent protection afforded to particular products, and obtaining approval from managed care and governmental organizations to purchase or reimburse for the purchase of our products.

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

The steps required before a pharmaceutical agent may be marketed in the U.S. include:

•	preclinical laboratory and animal tests;

•	submission to the FDA of an IND;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug;

•	the submission of an NDA or Product License Application (“PLA”) to the FDA; and

•	the FDA approval of the NDA or PLA, prior to any commercial sale or shipment of the drug.

In addition to obtaining FDA approval for each product, each domestic drug manufacturer and facility must be registered with, and approved by, the FDA. Drug product manufacturing establishments located in California also must be licensed by the State of California in compliance with separate regulatory requirements.

Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulation. The results of the preclinical tests are submitted to the FDA as part of an IND and, unless the FDA objects, the IND will become effective 30 days following its receipt by the FDA.

Clinical trials involve the administration of the drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with protocols that detail the objectives of the study, the parameters to be used to monitor safety, and the efficacy criteria to be evaluated. Before any clinical trial can commence, each protocol is submitted to the FDA as part of the IND. Each clinical study is conducted under the auspices of an independent Institutional Review Board that considers, among other things, ethical factors and the rights, welfare and safety of human subjects.

Clinical trials are typically conducted in three sequential phases, but the phases may involve multiple studies and may overlap. In Phase 1, the initial introduction of the drug into human subjects, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase 2 involves studies in a limited patient population to (i) determine the efficacy of the drug for specific targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. When a compound is found to be effective and to have an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at multiple clinical study sites. The FDA reviews both the clinical plans and the results of the trials and may discontinue the trials at any time if there are significant safety issues.

The results of the preclinical studies and clinical studies are submitted to the FDA in the form of an NDA or PLA for marketing approval. The testing and approval process requires substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. Additional animal studies or clinical trials may be requested during the FDA review period and may delay marketing approval. After FDA approval for the initial indications, further clinical trials are necessary to gain approval for the use of the product for additional indications. The FDA may also require post-marketing testing to monitor for adverse effects, which can involve significant expense.

Among the conditions for manufacture of clinical drug supplies and for NDA or PLA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures conform to GMP. Prior to approval, manufacturing facilities are subject to FDA and/or other regulatory agency inspection to ensure compliance with GMP. Manufacturing facilities are subject to periodic regulatory inspection to ensure ongoing compliance.

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

Our advisors are as follows:

Name	Position
Mark Abelson, M.D.	Associate Clinical Professor of Ophthalmology, Department of Ophthalmology, Harvard Medical School
Chandler R. Dawson, M.D.	Emeritus Professor, Department of Ophthalmology, University of California, San Francisco
Henri-Jean Garchon, M.D., Ph.D.	Director, INSERM, France
Barbara L. Handelin, Ph.D.	Advisor and Consultant on Genetics
David G. Hwang, M.D.	Professor of Clinical Ophthalmology, Co-Director, Cornea and Refractive Surgery Service, University of California, San Francisco School of Medicine
Chris A. Johnson, Ph.D.	Director of Diagnostic Research, Discoveries Insight Research Lab, Devers Eye Institute
Kazuhide Kawase, M.D.	Associate Professor, Gifu University, Japan
Steven G. Kramer, M. D., Ph.D.	Chairman Emeritis, Department of Ophthalmology and Professor, University of California, San Francisco
Eliot Lazar, M.D.	President, El Con Medical Consulting, Buffalo, New York
Michael Marmor, M. D.	Professor, Department of Ophthalmology, Stanford University School of Medicine
Gary D. Novack, Ph.D.	Founder and President, PharmaLogic Development, Inc.; former Associate Director for Glaucoma Research at Allergan, Inc.
Jon R. Polansky, M. D.	Adjunct Professor of Ophthalmology, University of California, San Francisco
Roger Vogel, M. D.	Medical Director
Claes Wadelius, M.D., Ph.D.	Professor, Uppsala University, Sweden

Employees

As of December 31, 2002, we had 41 employees, 34 of which were full time. None of our employees are covered by a collective bargaining agreement. We believe we have good employee relations. We also utilize independent consultants to provide services in certain areas of our scientific and business operations.

RISK FACTORS

It Is Difficult to Evaluate Our Business Because We Are in an Early Stage of Development and Our Technology Is Untested

We are in an early stage of developing our business. We have only received an insignificant amount of royalties from the sale of one of our products, an over-the-counter dry eye treatment, and in 2002 we began to receive a small amount of revenues from the sale of our OcuGene glaucoma genetic test. Before regulatory authorities grant us marketing approval for additional products, we need to conduct significant additional research and development and preclinical and clinical testing. All of our products are subject to risks that are inherent to products based upon new technologies. These risks include the risks that our products:

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

We Will Require Significant Additional Funding to Continue our Operations and We May Have Difficulty Raising Additional Funding

Our independent auditors have included an explanatory paragraph in their audit report referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern. Absent additional funding from private or public equity or debt financings, collaborative or other partnering arrangements, or other sources, we currently anticipate that our cash on hand and anticipated cash flow from operations may only be adequate to fund our operations in the ordinary course until approximately the middle of the second fiscal quarter of 2003. Any significant increase in planned capital expenditures or other costs could cause us to restrict our business and product development efforts or to deplete our available cash at an earlier date. In addition, we will require substantial additional funding to develop and conduct testing on our potential products, to support our sales and marketing efforts for our OcuGene glaucoma genetic test and, if we decide to do so, to independently manufacture or market any of our other products. If we do not secure additional funding, we will be unable to execute our product development efforts as planned, and we may need to cease operations or sell assets. In addition, the existence of the explanatory paragraph in the audit report may in and of itself cause our stock price to decline as certain investors may be restricted or precluded from investing in companies that have received this notice in an audit report. Our management is implementing plans designed to reduce our cash requirements through reductions in operating expenditures, which may include reductions in our work force. However, there can be no assurance that we will be able to successfully implement these plans or that we will be able to do so without significantly harming our business, financial condition or results of operations.

We are seeking additional funding through public or private equity or debt financings, collaborative or other partnering arrangements, and from other sources. The factors leading to the explanatory paragraph in the audit report may harm our ability to obtain additional funding and could make the terms of any such funding, if available, less favorable than might otherwise be the case. Our board of directors has the authority to determine the price and terms of any sale of common stock and the rights, preferences and privileges of any preferred stock or debt or other security that is convertible into or exercisable for the common stock. The terms of any securities issued to future investors may be superior to the rights of our common stockholders, could result in substantial dilution and could adversely affect the market price for our common stock.

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

Questions Concerning Our Status as a Going Concern May Cause Customers and Current and Potential Partners to Reduce or Not Conduct Business with Us

Due to concerns regarding our ability to continue operations, customers and current and potential partners may decide not to conduct business with us, may reduce business they conduct with us, or may conduct business with us on terms that are less favorable than those customarily offered by them. In that event, our sales would likely decrease, our product development efforts would suffer and our business will be significantly harmed.

We Have a History of Operating Losses and We Expect to Continue to Have Losses in the Future

We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that did not prove to have commercial potential. As of December 31, 2002, our accumulated deficit was approximately $108.8 million. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties or other revenues from sales of our products. In addition, we recognize revenue when all services have been performed and collectibility is reasonably assured, accordingly, revenue for the sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product.

Attaining significant revenue or profitability depends upon our ability, alone or with third parties, to successfully develop our potential products, conduct clinical trials, obtain required regulatory approvals and successfully manufacture and market our products. We may not ever achieve or be able to maintain significant revenue or profitability.

We Rely on Third Parties to Develop, Market and Sell Our Products, We May Not Be Able to Continue or Enter into Third Party Arrangements, and these Third Parties’ Efforts May Not Be Successful

Following the termination of our ISV-900 agreement with Pharmacia in December 2000, we began to develop a marketing organization focused on the launch of our OcuGene glaucoma genetic test. We do not plan on establishing a dedicated sales force or a marketing organization for our other product candidates and primarily use external marketing and sales resources even for OcuGene. We also rely on third parties for clinical testing or product development. In addition, in May 2001, Pharmacia terminated the licensing agreement we had entered into with them in January 1999, that granted Pharmacia an exclusive worldwide license for ISV-205 for the treatment of glaucoma. We now must enter into another third party collaboration agreement for the development, marketing and sale of our ISV-205 product or develop, market and sell the product ourselves. There can be no assurance that we will be successful in finding a new corporate partner for our ISV-205 program or that any collaboration will be successful, either of which could significantly harm our business. In addition, we have no experience in marketing and selling products and we cannot assure you that we would be successful in marketing ISV-205 ourselves. If we are to successfully develop and commercialize our product candidates, including ISV-205, we will be required to enter into arrangements with one or more third parties that will:

•	provide for Phase 2 and/or Phase 3 clinical testing;

•	obtain or assist us in other activities associated with obtaining regulatory approvals for our product candidates; and

•	market and sell our products, if they are approved.

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

A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with our technologies or patent applications. Such conflicts could limit the scope of the patents, if any, we may be able to obtain or result in the denial of our patent applications or block our rights to exploit our technology. In addition, if the United States Patent and Trademark Office or foreign patent agencies have issued or issue patents that cover our activities to other companies, we may not be able to obtain licenses to these patents at all, or at a reasonable cost, or be able to develop or obtain alternative technology. If we do not obtain such licenses, we could encounter delays in or be precluded altogether from introducing products to the market.

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

We Have No Experience in Commercial Manufacturing and Need to Establish Manufacturing Relationships with Third Parties, and If Contract Manufacturing Is Not Available to Us or Does Not Satisfy Regulatory Requirements, We Will Have to Establish Our Own Regulatory Compliant Manufacturing Capability

We have no experience manufacturing products for Phase 3 and commercial purposes. We have a pilot facility licensed by the State of California to manufacture a number of our products for Phase 1 and Phase 2 clinical trials but not for late stage clinical trials or commercial purposes. Any delays or difficulties that we may encounter in establishing and maintaining a relationship with qualified manufacturers to produce, package and distribute our finished products may harm our clinical trials, regulatory filings, market introduction and subsequent sales of our products.

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

We have no experience in the analytical procedures related to genetic testing. We have entered into an agreement with Quest Diagnostics Incorporated under which Quest exclusively performs OcuGene genetic analytical procedures at a commercial scale in the United States. Accordingly, we are reliant on Quest for all of our OcuGene analytical procedures. If we are unable to maintain this arrangement, we would have to contract with another clinical laboratory or would have to establish our own facilities. We cannot assure you that we will be able to contract with another laboratory to perform these services on a commercially reasonable basis, or at all.

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

We Rely on a Sole Source for Some of the Raw Materials in Our Products, and the Raw Materials We Need May Not be Available to Us

We are dependent upon SSP for the active drug incorporated into our ISV-403 product candidate. SSP has registered the compound with the FDA and is subject to the FDA’s review and oversight. If SSP is unable to obtain and maintain FDA approval for their production of the drug our ability to continue with the development, and potentially the commercial sale if the product is approved, would be interrupted and could harm our business.

We have entered into a material supply agreement for azithromycin, the active drug incorporated into our ISV-401 product candidate. The supplier has registered with the FDA and is subject to the FDA’s review and oversight. If the FDA were to identify issues in the production of the drug that the supplier was unable to quickly resolve, or other issues were to arise that impact production, our ability to continue with the development, and potentially the commercial sale if the product is approved, would be interrupted and would harm our business. Additional suppliers for this drug exist, but qualification of an alternative source can be time consuming and could result in a delay that could harm our business.

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

We Compete in Highly Competitive Markets and Our Competitors’ Financial, Technical, Marketing, Manufacturing and Human Resources May Surpass or Limit Our Ability to Develop and/or Market Our Products and Technologies

Our success depends upon developing and maintaining a competitive advantage in the development of products and technologies in our areas of focus. We have many competitors in the United States and abroad, including pharmaceutical, biotechnology and other companies with varying resources and degrees of concentration in the ophthalmic market. Our competitors may have existing products or products under development which may be technically superior to ours or which may be less costly or more acceptable to the market. Competition from these companies is intense and is expected to increase as new products enter the market and new technologies become available. Many of our competitors have substantially greater financial, technical, marketing, manufacturing and human resources than we do. In addition, they may also succeed in developing technologies and products that are more effective, safer, less expensive or otherwise more commercially acceptable than any that we have or will develop. Our competitors may obtain cost advantages, patent protection or other intellectual property rights that would block or limit our ability to develop our potential products. Our competitors may also obtain regulatory approval for commercialization of their products more effectively or rapidly than we will. If we decide to manufacture and market our products by ourselves, we will be competing in areas in which we have limited or no experience such as manufacturing efficiency and marketing capabilities. See “—We Have No Experience in Commercial Manufacturing and Need to Establish Manufacturing Relationships with Third Parties, and if Contract Manufacturing is Not Available to Us or Does Not Satisfy Regulatory Requirements, We Will Have to Establish Our Own Regulatory Compliant Manufacturing Capability.”

We Are Dependent Upon Key Employees and We May Not Be Able to Retain or Attract New Key Employees

We are highly dependent on Dr. Chandrasekaran and other principal members of our scientific and management team. The loss of services from any of these key personnel might significantly delay the achievement of planned development objectives. Furthermore, a critical factor to our success is recruiting and retaining qualified personnel. Competition for skilled individuals in the biotechnology business is highly intense, and we may not be able to continue to attract and retain personnel necessary for the development of our business. The loss of key personnel or the failure to recruit additional personnel or to develop needed expertise could harm our business.

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

Our Insurance Coverage May Not Adequately Cover Our Potential Product Liability Exposure

We are exposed to potential product liability risks inherent in the development, testing, manufacturing, marketing and sale of human therapeutic products. Product liability insurance for the pharmaceutical industry is extremely expensive. Our present product liability insurance coverage may not be adequate to cover all potential claims we may encounter. In addition, our existing coverage will not be adequate as we further develop, manufacture and market our products, and we may not be able to obtain or afford adequate insurance coverage against potential claims in sufficient amounts or at a reasonable cost.

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

Our Use of Hazardous Materials May Pose Environmental Risks and Liabilities Which May Cause Us to Incur Significant Costs

Our research, development and manufacturing processes involve the controlled use of small amounts of radioactive and other hazardous materials. We cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources. Moreover, as our business develops we may be required to incur significant costs to comply with federal, state and local environmental laws, regulations and policies, especially to the extent that we manufacture our own products.

Management and Principal Stockholders May Be Able to Exert Significant Control On Matters Requiring Approval by Our Stockholders

As of December 31, 2002, our management and principal stockholders together beneficially owned approximately 17% of our outstanding shares of common stock. As a result, these stockholders, acting together, may be able to effectively control all matters requiring approval by our stockholders, including the election of a majority of our directors and the approval of business combinations.

The Market Prices For Securities of Biopharmaceutical and Biotechnology Companies such as Ours Have Been and Are Likely to Continue to Be Highly Volatile Due to Reasons that Are Related and Unrelated to the Operating Performance and Progress of Our Company

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances, such as the audit report included in this filing that includes an explanatory paragraph referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern, our ability to obtain new financing, the results of testing and clinical trials, the status of our relationships with third-party collaborators, technological innovations or new therapeutic products, governmental regulation, developments in patent or other proprietary rights, litigation or public concern as to the safety of products developed by us or others and general market conditions, concerning us, our competitors or other biopharmaceutical companies, may have a significant effect on the market price of our common stock. Further, the standstill agreement we had with Pharmacia in connection with our ISV-900 transaction entered into in November 1999 expired on May 11, 2002. As a result, we no longer have any control over Pharmacia’s future purchases or sales of our common stock, which could increase the volatility in the market price for our common stock. We have not paid any cash dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future.

In addition, the terrorist attacks in the United States and abroad, the U.S. retaliation for these attacks, the war in Iraq and continued worldwide economic weakness and the related decline in consumer confidence have had, and may continue to have, an adverse impact on the U.S. and world economy in general. Recent consumer reports indicate that consumer confidence has reached its lowest level since 1993. These events, as well as, fluctuations in our operating results and market conditions for biopharmaceutical and biotechnology stocks in general, could have a significant effect on the volatility of the market price for our common stock and on the future price of our common stock.

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

We Have Convertible, Redeemable Securities That May Result in Dilution for Common Stockholders, and In Certain Instances May Be Convertible Into Debt

In August 2002, we entered into a stock purchase agreement with Bausch & Lomb concurrent with the Bausch & Lomb License Agreement for ISV-403. The stock purchase agreement provides for Bausch & Lomb to purchase up to 15,000 shares of Series A-1 Preferred Stock for a purchase price equal to $1,000 per share for an aggregate investment of up to $15.0 million. The initial investment, which occurred contemporaneously with the execution of the Bausch & Lomb License Agreement, was for 2,000 shares of Series A-1 Preferred Stock, for a total investment equal to $2.0 million. In February 2003, Bausch & Lomb purchased an additional 2,000 shares of Series A-1 Preferred Stock for $2.0 million under the stock purchase agreement upon our achieving the first milestone set forth in that agreement. If we achieve certain additional milestones, Bausch & Lomb will invest up to an additional $11.0 million in various closings from time to time. The Series A-1 Preferred Stock does not contain voting rights, except as otherwise provided by the Delaware General Corporation law and each share is entitled to a $60 per annum cumulative dividend.

The stock purchase agreement provides for the conversion of the Series A-1 Preferred Stock into shares of common stock, and potentially into a note payable, if the Bausch & Lomb License Agreement is terminated by Bausch & Lomb at any time for cause, or without cause prior to the later of the commencement of a Phase 2/3 clinical trial for ISV-403 or January 1, 2004. If Bausch & Lomb elects to convert any shares of Series A-1 Preferred Stock into common stock, and potentially into a note payable, all shares of Series A-1 Preferred Stock will be converted at the same time.

In addition, under certain circumstances, in the event of the first commercial sale of the product pursuant to the terms of the Bausch and Lomb License Agreement, the Series A-1 Preferred Stock then outstanding shall be redeemed by us for cash and a pre-paid royalty. See “Recent Sales of Unregistered Securities” under “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters” and Note 5 to Notes to Consolidated Financial Statements contained herein for additional information regarding the Series A-1 Preferred Stock.

The issuance of a substantial number of shares of common stock upon conversion of our Series A-1 Preferred Stock could adversely affect the market value of the common stock, depending upon the timing of such issuance may effect a substantial dilution of the book value per share of our common stock. Furthermore, if a portion of the Series A-1 Preferred Stock is exchanged for a note payable, our debt service expenses would increase and in the event of our bankruptcy, liquidation or reorganization, our assets would be available for distribution to our current stockholders only after the indebtedness has been paid in full. As a result, there may not be sufficient assets remaining to make any distributions to our stockholders.

EXECUTIVE OFFICERS AND OTHER SENIOR MANAGEMENT OF THE REGISTRANT

As of March 30, 2003, our executive officers and other senior management were as follows:

Name	Age	Title
S. Kumar Chandrasekaran, Ph.D.	60	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer
Lyle M. Bowman, Ph.D.	54	Vice President, Development and Operations
David F. Heniges	58	Vice President and General Manager, Commercial Opportunities
Cheryl E. Chen	43	Senior Director, Clinical Operations
T. Raymond Chen, Ph.D.	52	Senior Director, Quality Assurance and Quality Control
Sandra C. Heine	41	Senior Director, Finance and Administration
Samir D. Roy, Ph.D.	44	Senior Director, Formulation Development and Operations
Erwin C. Si, Ph.D.	49	Senior Director, Preclinical Research

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

David Heniges joined us in July 2002 as Vice President and General Manager, Commercial Opportunities. From 1998 to 2001, Mr. Heniges served as General Manager-Europe/Africa/Middle East for Kera Vision, Inc., a manufacturer of implantable opthalmic devices and equipment. From 1996 to 1998 he was Vice President, Global Marketing for the cardiovascular group at Baxter Healthcare Corporation. From 1982 to 1995 he served in various managerial positions, including Director, Product Management and International Marketing, Vice President, Marketing, and Vice President, Worldwide Business Development, at IOLAB Corporation, a Johnson & Johnson company, which manufactured opthalmic devices, equipment and pharmaceuticals. Mr. Heniges holds a B.S. in Sociology with a minor in science from Oregon State University.

Cheryl E. Chen joined us in March 1990 as the Manager of Clinical Research. From 1994 to 1998, Ms. Chen served as Director of Clinical Operations. In 1999, Ms. Chen became the Senior Director of Clinical Operations. Ms. Chen holds a B.S. in Biological Science from University of California at Irvine and an M.B.A. in Business from Pepperdine University.

T. Raymond Chen joined us in August 1990 as the Manager of Analytical Research. From 1994 to August 1997, he served as the Director of Analytical Research. Since September 1997, Dr. Chen has served as Senior Director of Regulatory, Quality Assurance and Quality Control. Dr. Chen holds a Ph.D. in Analytical Chemistry from Indiana University.

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

Erwin C. Si joined us in April 1989 as Manager of Pharmacology and Toxicology. From 1992 to 1996, he served as Manager of Drug Discovery. From 1996 to 1999, he served as Principal Scientist. Since October 1999, he has served as Senior Director of Preclinical Research. Dr. Si holds a Ph.D. in Pharmacology and Toxicology from Purdue University.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2002.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Since June 10, 1998, our common stock has traded on The American Stock Exchange under the symbol “ISV.” From our initial public offering on October 18, 1993 until June 9, 1998, our common stock traded on The Nasdaq National Market under the symbol “INSV.” Prior to our initial public offering, there was no public market for our common stock. The following table sets forth the high and low sales prices for our common stock as reported by The American Stock Exchange for the periods indicated. These prices do not include retail mark-ups, mark-downs or commissions.

2002	High	Low
First Quarter	$2.50	$1.74
Second Quarter	$2.17	$1.40
Third Quarter	$1.55	$0.89
Fourth Quarter	$1.19	$0.62

2001	High	Low
First Quarter	$3.94	$1.91
Second Quarter	$2.40	$0.90
Third Quarter	$1.49	$0.95
Fourth Quarter	$2.00	$0.90

Holders

As of March 24, 2003, we had approximately 300 stockholders of record. On March 24, 2003, the last sale price reported on The American Stock Exchange for our common stock was $0.81 per share.

Dividends

We have never declared or paid dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. It is the present policy of our Board of Directors to retain our earnings, if any, for the development of our business.

Recent Sales of Unregistered Securities

On August 7, 2002 we sold 2,000 shares of our Series A-1 Preferred Stock to Bausch & Lomb for an aggregate price of $2,000,000 pursuant to a stock purchase agreement between us and Bausch & Lomb entered into in connection with a license agreement for ISV-403. On February 25, 2003, we sold another 2,000 shares of Series A-1 Preferred Stock to Bausch & Lomb for an additional $2,000,000, pursuant to a second closing under the stock purchase agreement due to our achievement of a certain milestone under the stock purchase agreement. No underwriters or other agents were involved in either sale.

In the event the license agreement for ISV-403 is terminated under certain circumstances, the Series A-1 Preferred Stock is convertible at Bausch & Lomb’s option into our common stock and potentially a note payable. If Bausch & Lomb elects to convert any shares of Series A-1 Preferred Stock into common stock, and potentially into a note payable, all shares of Series A-1 Preferred Stock will be converted at the same time.

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

In addition, upon the conversion of the Series A-1 Preferred Stock as described above, any remaining Series A-1 Preferred Stock not converted into common stock, if any, will be converted into a note payable equal to:

•	the excess, if any, of the actual purchase price of the Series A-1 Preferred Stock outstanding immediately prior to the conversion plus all accumulated and unpaid dividends on the shares of Series A-1 Preferred Stock outstanding immediately prior to the conversion, over

•	the fair market value of 4,300,000 shares of our common stock. The note will bear interest at a rate of prime plus 2% per annum and will have a term of 5 years.

The fair market value of our common stock for purposes of the above conversion provisions is equal to the average of the closing sales prices for the five trading days immediately preceding the date of the notice of conversion of our common stock on any national securities exchange, or on the National Association of Securities Dealers Automated Quotation System, or if the common stock is not traded on any such market, based on the reasonable opinion of value of an independent investment banker of national reputation reasonably acceptable to us and Bausch and Lomb.

These securities were sold to Bausch & Lomb pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933 based on the limited nature of the offering and Bausch & Lomb’s status as an accredited investor. See Note 5 to Notes to Consolidated Financial Statements contained herein for additional information concerning the Series A-1 Preferred Stock.

Item 6.    Selected Financial Data

The comparability of the following selected financial data is affected by a variety of factors, and this data is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto elsewhere in this Annual Report on Form 10-K and the following Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following table sets forth selected consolidated financial data for us for the five years ended December 31, 2002 (in thousands except per share amounts):

	Year Ended December 31,
	2002	2001	2000	1999	1998
Consolidated Statements of Operations Data
Revenues, net	$36	$5	$4,513	$4,760	$16
Cost of goods	114	—	—	—	—
Operating expenses:
Research and development, net	6,911	6,610	1,674	1,397	6,227
Selling, general and administrative	4,022	3,523	2,584	2,293	2,656

Total expenses	10,933	10,133	4,258	3,690	8,883
Interest and other income (expense), net	62	572	791	85	299

Net income (loss) before taxes	(10,949)	(9,556)	1,046	1,155	(8,568)
Income tax provision	—	—	—	5	—

Net income (loss) before cumulative effect of accounting change	(10,949)	(9,556)	1,046	1,150	(8,568)
Cumulative effect of accounting change(1)	—	—	(4,486)	—	—

Net income (loss)	(10,949)	(9,556)	(3,440)	1,150	(8,568)
Non cash preferred dividend	48	—	3	22	514
Net income (loss) applicable to common stockholders	$(10,997)	$(9,556)	$(3,443)	$1,128	$(9,082)

Basic earnings (loss) per share:
Net income (loss) per share applicable to common stockholders before cumulative effect of accounting change	$(0.44)	$(0.38)	$0.04	$0.06	$(0.60)
Cumulative effect of accounting change(1)	—	—	(0.19)	—	—

Net income (loss) per share applicable to common stockholders	$(0.44)	$(0.38)	$(0.15)	$0.06	$(0.60)

Diluted earnings (loss) per share:
Net income (loss) per share applicable to common stockholders before cumulative effect of accounting change	$(0.44)	$(0.38)	$0.04	$0.06	$(0.60)
Cumulative effect of accounting change(1)	—	—	(0.18)	—	—

Net income (loss) per share applicable to common stockholders	$(0.44)	$(0.38)	$(0.14)	$0.06	$(0.60)

Pro-forma net income (loss) assuming the accounting change is applied retroactively	$(10,997)	$(9,556)	$1,043	$(3,358)	$(9,082)

Pro-forma net income (loss) per share assuming the accounting change is applied retroactively, basic and diluted	$(0.44)	$(0.38)	$0.04	$(0.17)	$(0.60)

Shares used to calculate basic net income (loss) per share	24,997	24,897	23,574	19,285	15,079

Shares used to calculate diluted net income (loss) per share	24,997	24,897	24,483	19,856	15,079

Shares used to calculate pro-forma basic net income (loss) per share	24,997	24,897	23,574	19,285	15,079

Shares used to calculate pro-forma diluted net income (loss) per share	24,997	24,897	24,483	19,285	15,079

(1)	Reflects the impact of the adoption of SAB 101 on revenue recognition effective January 1, 2000.

	December 31,
	2002	2001	2000	1999	1998
Consolidated Balance Sheet Data
Cash and cash equivalents	$1,179	$10,095	$18,904	$6,746	$1,037
Working capital	353	8,747	18,305	6,167	544
Total assets	1,866	11,051	20,000	7,463	2,086
Long term notes payable	10	45	26	—	—
Redeemable preferred stock	—	—	—	30	1,511
Convertible preferred stock	2,048	—	—	—	—
Accumulated deficit	(108,750)	(97,753)	(88,197)	(84,754)	(85,882)
Total stockholders’ equity (deficit)	887	9,485	18,770	6,256	(108)

No cash dividends have been declared or paid by us since our inception.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the discussion in this Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below in “Risk Factors,” as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward- looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 8 of this Form10-K.

Overview

We are an ophthalmic product development company focused on developing genetically based technology for the diagnosis, prognosis and management of glaucoma, as well as ophthalmic pharmaceutical products based on our proprietary DuraSite® eyedrop-based drug delivery technology. In addition, we have a retinal program that includes both a therapeutic agent and a retinal drug delivery technology.

We are focusing our commercial efforts and research and development on the following:

•	targeted market introduction of our OcuGene™ glaucoma genetic test based on our ISV-900 technology;

•	expanding our ISV-900 technology for the diagnosis, prognosis and management of glaucoma;

•	ISV-205, a DuraSite formulation for the treatment of glaucoma;

•	ISV-401, a DuraSite formulation of azithromycin, an antibiotic not currently used in ophthalmology;

•	ISV-403, a DuraSite formulation of a fourth generation fluoroquinolone;

•	ISV-014, a retinal drug delivery device; and

•	treatments for diabetic retinopathy and macular degeneration.

Since our inception through the end of 2001, we had not received any revenues from the sale of our products, although we have received a small amount of royalties from the sale of our AquaSite product by CIBA Vision and Global Damon. In the fourth quarter of 2001, we commercially launched our OcuGene glaucoma genetic test and in the beginning of 2002 we began to receive a small amount of revenues from the sale of this test. With the exception of 1999, we have been unprofitable on an annual basis since our inception due to continuing research and development efforts, including preclinical studies, clinical trials and manufacturing of our product candidates. We have financed our research and development activities and operations primarily through private and public placement of our equity securities and, to a lesser extent, from collaborative agreements.

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

The following are items in our financial statements that require significant estimates and judgments:

Inventory.    Our inventories are stated at the lower of cost or market. The cost of the inventory is based on the first-in first-out method. If the cost of the inventory exceeds the expected market value a provision is recorded for the difference between cost and market. At December 31, 2002, our inventories solely consisted of OcuGene kits.

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

Revenue Recognition.    We recognize up-front fees over the expected term of the related research and development services using the straight-line method. When changes in the expected term of ongoing services are identified, the amortization period for the remaining fees is appropriately modified.

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

Cost of goods.    We recognize the cost of inventory shipped and other costs related to our OcuGene glaucoma genetic test when they are incurred.

Research and Development (R&D) Expenses.    R&D expenses include salaries, benefits, facility costs, services provided by outside consultants and contractors, administrative costs and materials for our research and development activities. We also fund research at a variety of academic institutions based on agreements that are generally cancelable. We recognize such costs as they are incurred.

Selling, General and Administrative (SG&A) Expenses.    SG&A expenses include salaries, benefits, facility costs, services provided by outside consultants and contractors, advertising and marketing, investor relations, financial reporting, materials and other expenses related to general corporate and sales and marketing activities.

Results of Operations

We had total net revenues of $36,000, $5,000, and $4,513,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Our net revenues in 2002 represented sales of OcuGene as well as royalties. In 2001, our net revenues only represented royalties while the net revenues in 2000 included licensing revenue. The net revenues in 2000 included the impact of the implementation of Staff Accounting Bulletin 101 (SAB 101). SAB 101 included new guidelines from the Securities and Exchange Commission regarding revenue recognition of non-refundable up-front license fees, such as the $4,750,000 net licensing fee we received from Pharmacia in 1999. To implement SAB 101, the net licensing fee from Pharmacia, previously recognized as revenue in 1999, was deferred in our cumulative effect of accounting change and was amortized over the term of the ongoing research and development activities. As a result, we recorded a charge for the cumulative effect of the change in accounting principle of $4,486,000 as of January 1, 2000. Upon the termination of the related licensing agreement in December 2000, the remaining unamortized deferred revenue was recognized. Amortization of revenue deferred in the cumulative effect was $4,486,000 of the total net revenues for 2000.

We earned royalty income of $8,000, $5,000 and $27,000 for the years ended December 31, 2002, 2001 and 2000, respectively, from sales of AquaSite by CIBA Vision, and Global Damon which began selling AquaSite in Korea in 2000. We have not relied on royalty revenues to fund our activities, and beginning in the year ended December 31, 2002 we received only minimal revenues from the sale of products.

Our R&D expenses in 2002 decreased 3% to $7.1 million from $7.3 million in 2001. R&D expenses in 2001 increased 13% to $7.3 million from $6.5 million in 2000. In 2002 funding for external research and consultants for our ISV-900 and ISV-014 programs decreased by approximately $0.5 million as we focused our resources on the targeted launch of OcuGene and on the antibiotic programs ISV-401 and ISV-403. Expenditures on our antibiotic programs in 2002 increased $0.3 million mainly due to preparations for the filing of an IND for ISV-403. The increase in 2001 related primarily to the cost of preparing for, and filing, an IND and the subsequent initiation of clinical studies for the ISV-401 antibiotic program. Additionally, the cost of filing and maintaining our owned and licensed patents increased as our patent portfolio grew.

In 2002, our R&D cost reimbursements decreased 77% to $0.2 million from $0.7 million in 2001. This decrease reflected the termination of the ISV-205 license by Pharmacia in 2001. Cost reimbursement in 2002 related to joint development programs to evaluate compounds for ophthalmic use.

In 2001, cost reimbursement decreased 85% to $0.7 million from $4.8 million in 2000. This decrease reflected the termination of both the ISV-900 and the ISV-205 licenses by Pharmacia in 2000 and 2001.

Our R&D activities can be separated into two major segments, research and clinical development. Research includes activities involved in evaluating a potential product and the related pre-clinical testing. Clinical development includes activities related to filings with the FDA and the related human clinical testing required to obtain marketing approval for a potential product. We estimate that the following represents the approximate cost of these activities for 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
Research	$4,860	$5,050	$4,670
Clinical development	2,217	2,273	1,783

Total research and development	$7,077	$7,323	$6,453

Due to our limited personnel and the number of projects that we are developing, our personnel are involved in a number of projects at the same time. Accordingly, the majority of our R&D expenses are not linked to a specific project but are allocated across projects, based on personnel time expended on each project. Accordingly, the allocated costs may not reflect the actual costs of each project.

The decrease in research activities in 2002 compared to 2001 mainly represents the conversion of a portion of the ISV-900 research into the OcuGene glaucoma genetic test, which is in the initial marketing launch phase. Research is being conducted on other genes and genetic markers but at a lower rate as our limited resources are used to support the commercialized technology. As much of this research is conducted at external academic centers, we were able to scale back this research without incurring termination costs. The increase in our research activities in 2001 compared to 2000 reflects the addition of antibiotic programs to our portfolio and the expansion of our glaucoma genetics research projects to include several new genes and genetic markers. Expenses for such activities are expensed when incurred as these research agreements may be terminated when the appropriate notice is provided as required in each agreement.

Clinical development expenses remained consistent between 2002 and 2001, as the clinical trial activity was comparable between the two years. We shifted the resources used to file the IND for ISV-401 in 2001 to similar activities on the ISV-403 program in 2002. The increase in our clinical development expenses in 2001 from 2000 reflects the initiation of clinical studies on our ISV-401 antibiotic project, the conduct of clinical studies to support our glaucoma genetics projects and the increased number of projects we had filed with the FDA as of such periods.

Most of our projects are in the early stages of the product development cycle and may not result in commercial products. Projects in development may not proceed into clinical trials due to a number of reasons even though the project looks promising early in the process. Once a project reaches clinical trials it may be found to be ineffective or there may be harmful side effects. Additionally, during the development cycle, other companies may develop new treatments that decrease the market potential for our project and we may decide not to proceed. Other factors including the cost of manufacturing at a commercial scale and the availability of quality manufacturing capabilities could negatively impact our ability to bring the project to the market. Also, our business strategy is to license projects to third parties to complete the development cycle and to market and sell the product. If we are unable to enter into collaborative arrangements for any product candidate, our ability to commercialize the product may be slowed or we may decide not to proceed with that candidate. These collaborative arrangements may either speed the development or they may extend the anticipated time to market. Because of these factors, as well as others, we cannot be certain if, or when, our projects in development will complete the development cycle and be commercialized.

Selling, general and administrative expenses increased 14% in 2002 to $4.0 million from $3.5 million in 2001, and increased 36% in 2001 to $3.5 million from $2.6 million in 2000. The increase in 2002 reflects the additional costs incurred to support the ongoing launch of the OcuGene glaucoma genetic test. These costs include the addition of a V.P. of Commercial Development, expanded promotional advertising and outreach activities into ophthalmic and optometric practices. The increase in 2001 is primarily related to $0.9 million we expended on preparing for, and executing, the commercial launch of the OcuGene glaucoma genetic test.

Net interest and other income was $62,000, $572,000, and $791,000 in 2002, 2001, and 2000, respectively. These fluctuations are due principally to changes in average cash balances and decreased interest rates. Interest earned in the future will be dependent on our funding cycles and prevailing interest rates.

We had a net loss for the years ended December 31, 2002, 2001 and 2000 of $11.0 million, $9.6 million and 3.4 million, respectively. The increase in the net loss in 2002 mainly reflects the costs incurred to support the ongoing launch of the OcuGene glaucoma genetic test. The increase in the net loss in 2001 mainly reflects the 85% decrease in cost reimbursement from Pharmacia, the higher cost of our development projects and costs incurred in the launch of the OcuGene glaucoma genetic test.

Liquidity and Capital Resources

Through 1995, we financed our operations primarily through private placements of preferred stock totaling approximately $32.0 million and an October 1993 initial public offering of Common Stock, which resulted in net proceeds of approximately $30.0 million. After 1995, we financed our operations through a January 1996 private placement of Common Stock and warrants resulting in net proceeds of approximately $4.7 million and an April 1996 public offering which raised net proceeds of approximately $8.1 million. In accordance with a July 1996 agreement with B&L, we received a total of $2.0 million from the sale of Common Stock in August 1996 and 1997. In September 1997, we completed a $7.0 million private placement of 7,000 shares of redeemable convertible Series A Preferred Stock resulting in net proceeds of approximately $6.5 million. In January 1999, we entered into a transaction with Pharmacia from which we received a total of $3.5 million from the sale of Common Stock in January and September. In November 1999, we entered into another transaction with Pharmacia from which we received a $5.0 million licensing fee and, in January 2000, received $2.0 million from the sale of Common Stock. In April 2000, we received $0.6 million from the exercise of warrants issued as part of the 1995 private placement. In May 2000, we completed a private placement of Common Stock and warrants from which we raised net proceeds of approximately $13.0 million. In August 2002, we received $2.0 million from the issuance of Series A-1 Preferred Stock to Bausch & Lomb as part of the license of our ISV-403 antibiotic program. In February 2003, we received $2.0 million from the issuance of additional shares of Series A-1 Preferred Stock to Bausch & Lomb as we reached the first milestone under the ISV-403 license agreement. During 2000, 2001, and 2002 we also received $243,000 and $71,000, and $125,000, respectively, from the issuance of Common Stock related to the exercise of stock options and sales of Common Stock through our Employee Stock Purchase Plan. At December 31, 2002, we had cash and cash equivalents totaling $1.2 million. It is our policy to invest these funds in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt.

Our auditors have included an explanatory paragraph in their audit report referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern. Absent additional funding from private or public equity or debt financings, collaborative or other partnering arrangements, or other sources, we currently anticipate that cash on hand and anticipated cash flow from operations may only be adequate to fund our operations in the ordinary course until approximately the middle of the second fiscal quarter of 2003. Our financial statements were prepared on the assumption that we will continue as a going concern. The report of our auditors acknowledges that we have incurred recurring operating losses, have an accumulated deficit of $108.8 million and do not currently have available sufficient funds to sustain operations through fiscal year 2003. These conditions cause substantial doubt as to our ability to continue as a going concern. Our financial statements included herein do not include any adjustments that might result should we be unable to continue as a going concern.

Our management is implementing plans designed to reduce our cash requirements through reductions in operating expenditures, which may include reductions in our workforce. However, there can be no assurance that we will be able to successfully implement these plans or that we will be able to do so without significantly harming our business, financial condition or results of operations. We are seeking additional funding through public or private equity or debt financings, collaborative or other partnering arrangements, and from other sources. The factors leading to and the existence of the explanatory paragraph in the audit report may harm our ability to obtain additional funding and could make the terms of any such funding, if available, less favorable than might otherwise be the case. However, there can be no assurance that we will obtain such funding or that such funding, if obtained, will be sufficient to continue our operations as currently conducted. In addition, our stockholders may suffer substantial dilution if we raise additional funds by issuing equity securities. If we cannot raise additional funding, we may be required to delay, scale back or eliminate one or more of our research, discovery, development or marketing programs, or scale back or cease operations altogether.

For the years ended December 31, 2002, 2001, and 2000, cash used for operating activities and to acquire capital equipment, was $11.0 million, $8.9 million and $3.6 million, respectively. Of those amounts, $61,000, $474,000, and $450,000 were for additions to laboratory and other property and equipment in 2002, 2001, and 2000, respectively.

Our future capital expenditures and requirements will depend on numerous factors, including the progress of our research and development programs and preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, our ability to establish additional collaborative arrangements, changes in our existing collaborative and licensing relationships, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, acquisition of new businesses, products and technologies, the completion of commercialization activities and arrangements, the timing of additional product development and the purchase of additional property and equipment. Starting in 1997, we wrote-off our fully depreciated assets. This resulted in a decrease in both property and equipment and accumulated depreciation of $25,000, $57,000 and $44,000 in 2002, 2001 and 2000, respectively, with no change in net property and equipment.

As of December 31, 2002, our accumulated deficit was approximately $108.8 million. There can be no assurance that we will ever achieve or be able to maintain either significant revenues from product sales or royalties or profitable operations.

We do not anticipate any material capital expenditures to be incurred for environmental compliance in fiscal year 2003. Based on our good environmental compliance record to date, and our current compliance with applicable environmental laws and regulations, environmental compliance is not expected to have a material adverse effect on our operations.

Our commitments as of December 31, 2002 were as follows (in thousands):

	Total	Due in 2003	Due in 2004	Due in 2005	Due in 2006
Capital lease obligations(1)	$48	$38	$10	$—	$—
Operating leases(2)	2,924	694	718	743	769
Research and development agreements(3)	110	110	—	—	—
Licensing agreements(4)	145	15	30	50	50

Total commitments	$3,227	$857	$758	$793	$819

(1)	We lease certain laboratory equipment under capital lease agreements, which expire through 2005.
(2)	We lease our facilities under a non-cancelable operating lease that expires in 2006.
(3)	We have research and development agreements with academic centers in the U.S. and Europe. The terms of most of these agreements are one year with the option to extend the term with the consent of both the academic center and us.
(4)	We have entered into certain license agreements that require us to make minimum royalty payments for the life of the licensed patents. The life of the patents which may be issued and covered by the license agreements cannot be determined at this time, but the minimum royalties due under such agreements are as noted for 2003 through 2006 and are approximately $60,000 per year after 2006 until the expiration of the related patents.

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other provisions, SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary,

Unusual and Infrequently Occurring Events and Transactions.” Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. The Company does not expect that the adoption of SFAS No. 145 will have a material effect on its consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its consolidated financial condition and its results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal year’s ending after December 15, 2002. The interim disclosure requirements are effective for the first quarter of our 2003 fiscal year.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect that the adoption of FIN 46 will have a material effect on its consolidated financial position or results of operations.

Item 7A.    Qualitative and Quantitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates.

We invest our excess cash in investment grade, interest-bearing securities. At December 31, 2002, we had $1.2 million invested in money market mutual funds. While a hypothetical decrease in market interest rates by 10 percent from the December 31, 2002 levels would cause a decrease in interest income, it would not result in a loss of the principal. Additionally, the decrease in interest income would not be material.

Item 8.    Financial Statements and Supplementary Data

The following Consolidated Financial Statements and Report of Independent Auditors are included on the pages that follow:

Page
Report of Independent Auditors	37

Consolidated Statements of Operations

Years Ended December 31, 2002, 2001 and 2000	38

Consolidated Balance Sheets—December 31, 2002 and 2001	39

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2002, 2001 and 2000	40

Consolidated Statements of Cash Flows

Years Ended December 31, 2002, 2001 and 2000	41

Notes to Consolidated Financial Statements	42-55

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders

InSite Vision Incorporated

We have audited the accompanying consolidated balance sheets of InSite Vision Incorporated as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InSite Vision Incorporated at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming InSite Vision Incorporated will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, has an accumulated deficit of $108.8 million and does not currently have available sufficient funds to sustain its operations through fiscal year 2003. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/    ERNST & YOUNG LLP

Palo Alto, California

January 30, 2003

InSite Vision Incorporated

Consolidated Statements of Operations

	Year Ended December 31,
	2002	2001	2000
	(in thousands, except per share amounts)
Revenues:
License fee	$—	$—	$4,486
Other revenues	36	5	27

Total	36	5	4,513
Cost of goods	114	—	—
Operating expenses:
Research and development	7,077	7,323	6,453
Cost reimbursement	166	713	4,779

Research and development, net	6,911	6,610	1,674
Selling, general and administrative	4,022	3,523	2,584

Total	10,933	10,133	4,258

Income (loss) from operations	(11,011)	(10,128)	255
Interest and other income (expense), net	62	572	791

Net income (loss) before cumulative effect of accounting change	(10,949)	(9,556)	1,046
Cumulative effect of accounting change	—	—	(4,486)

Net loss	(10,949)	(9,556)	(3,440)
Non-cash preferred dividend	48	—	3

Net loss applicable to common stockholders	$(10,997)	$(9,556)	$(3,443)

Basic income (loss) per share:
Net income (loss) per share applicable to common stockholders before cumulative effect of accounting change	$(0.44)	$(0.38)	$0.04
Cumulative effect of accounting change	—	—	(0.19)

Net loss per share applicable to common stockholders	$(0.44)	$(0.38)	$(0.15)

Diluted income (loss) per share:
Net income (loss) per share applicable to common stockholders before cumulative effect of accounting change	$(0.44)	$(0.38)	$0.04
Cumulative effect of accounting change	—	—	(0.18)

Net loss per share applicable to common stockholders	$(0.44)	$(0.38)	$(0.14)

Pro-forma amounts assuming the accounting change is applied retroactively:
Net income (loss) applicable to common stockholders	$(10,997)	$(9,556)	$1,043

Net income (loss) per share applicable to common stockholders, basic and diluted	$(0.44)	$(0.38)	$0.04

Shares used to calculate basic and pro-forma net income (loss) per share	24,997	24,897	23,574

Shares used to calculate diluted and pro-forma net income (loss) per share	24,997	24,897	24,483

See accompanying notes to consolidated financial statements.

InSite Vision Incorporated

Consolidated Balance Sheets

	December 31,
	2002	2001
	(in thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,179	$10,095
Inventory	19	70
Prepaid expenses and other current assets	124	103

Total current assets	1,322	10,268
Property and equipment, at cost:
Laboratory and other equipment	1,087	1,056
Leasehold improvements	73	68
Furniture and fixtures	3	3

	1,163	1,127
Accumulated depreciation	619	344

	544	783

Total assets	$1,866	$11,051

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$373	$344
Accrued liabilities	307	356
Accrued compensation and related expense	289	821

Total current liabilities	969	1,521

Long-term notes payable	10	45
Commitments (Note 3)
Stockholders equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 2,000 issued and outstanding at December 31, 2002; none issued and outstanding at December 31, 2001	2,048	—
Common stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized;
25,131,786 issued and outstanding at December 31, 2002;
24,930,350 issued and outstanding at December 31, 2001;	251	249
Additional paid-in capital	107,569	107,246
Notes receivable from stockholder	(231)	(257)
Accumulated deficit	(108,750)	(97,753)

Common stockholders’ equity	(1,161)	9,485

Total stockholders’ equity	887	9,485

Total liabilities and stockholders’ equity	$1,866	$11,051

See accompanying notes to consolidated financial statements.

InSite Vision Incorporated

Consolidated Statements of Stockholders’ Equity

	Preferred Stock	Common Stock	Additional Paid In Capital	Note Receivable From Stockholder	Accumulated Deficit	Total Stockholders’ Equity
	(dollars in thousands)
Balances, January 1, 2000	$—	$203	$90,807	$—	$(84,754)	$6,256
Issuance of 723,195 shares of common stock to Pharmacia & Upjohn in private placements	—	7	1,993	—	—	2,000
Issuance of 192,308 shares of common stock from exercise of warrants	—	2	623	—	—	625
Issuance of 3,349,722 shares of common stock in a private placement	—	33	13,007	—	—	13,040
Issuance of 261,582 shares of common stock from exercise of options and employee stock purchase plan	—	3	316	(257)	—	62
Issuance of 28,037 shares of common stock from conversion of preferred stock	—	—	33	—	—	33
Non-employee stock option compensation	—	—	197	—	—	197
Net loss and comprehensive loss	—	—	—	—	(3,440)	(3,440)
Non-cash preferred dividend	—	—	—	—	(3)	(3)

Net loss applicable to common stockholders	—	—	—	—	(3,443)	(3,443)

Balances, December 31, 2000	$—	$248	$106,976	$(257)	$(88,197)	$18,770
Issuance of 76,583 shares of commonstock from exercise of options and employee stock purchase plan	—	1	70	—	—	71
Non-employee stock option compensation	—	—	200	—	—	200
Net loss and comprehensive loss	—	—	—	—	(9,556)	(9,556)

Balances, December 31, 2001	$—	$249	$107,246	$(257)	$(97,753)	$9,485
Issuance of 201,436 shares of common stock from exercise of options and employee stock purchase plan	—	2	123	—	—	125
Issuance of 2,000 shares of Series A-1 preferred stock	2,000	—	—	—	—	2,000
Loan payment from stockholder	—	—	—	26	—	26
Non-employee stock option and warrant compensation	—	—	200	—	—	200
Net loss and comprehensive loss	—	—	—	—	(10,949)	(10,949)
Non-cash preferred dividend	48	—	—	—	(48)	—

Net loss applicable to common stockholders	—	—	—	—	(10,997)	(10,997)

Balances, December 31, 2002	$2,048	$251	$107,569	$(231)	$(108,750)	$887

See accompanying notes to consolidated financial statements.

InSite Vision Incorporated

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Operating activities:
Net loss	$(10,949)	$(9,556)	$(3,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	300	233	117
Stock-based compensation	200	200	197
Changes in:
Inventories, prepaid expenses and other current assets	30	432	(7)
Current liabilities	(556)	292	20

Net cash used in operating activities	(10,975)	(8,399)	(3,113)
Investing activities:
Purchases of property and equipment	(61)	(474)	(450)

Net cash used in investing activities	(61)	(474)	(450)
Financing activities:
Payment of capital lease obligation	(31)	(7)	(6)
Note payment received from stockholder	26	—	—
Issuance of preferred stock	2,000	—	—
Issuance of common stock, net	125	71	15,727

Net cash provided by financing activities	2,120	64	15,721
Net increase (decrease) in cash and cash equivalents	(8,916)	(8,809)	12,158
Cash and cash equivalents, beginning of period	10,095	18,904	6,746

Cash and cash equivalents, end of period	$1,179	$10,095	$18,904

Supplemental disclosures:
Non-cash preferred dividends	$48	$—	$3

Non-cash conversion of redeemable preferred stock to common stock	$—	$—	$33

Capital lease obligation incurred	$—	$51	$39

See accompanying notes to consolidated financial statements.

InSite Vision Incorporated

Notes to Consolidated Financial Statements

December 31, 2002

1.    Summary of Significant Accounting Policies

Basis of Presentation.    The accompanying consolidated financial statements include the accounts of InSite Vision and its wholly-owned United Kingdom subsidiary, InSite Vision Limited. InSite Vision Incorporated (the “Company” or “InSite Vision”) operated in one segment and is focused on ophthalmic genetics and developing ophthalmic drugs and ophthalmic drug delivery systems. InSite Vision Limited was formed for the purpose of holding and licensing intellectual property rights. All intercompany accounts and transactions have been eliminated.

The Company’s consolidated financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. Except for 1999, the Company has incurred losses since its inception, including a net loss of $11.0 million for the year ended December 31, 2002, and the Company expects to incur substantial additional development costs, including costs related to clinical trials and manufacturing expenses. The Company has incurred negative cash flows from operations since inception, including net cash used in operations of $11.0 million for the year ended December 31, 2002. As of December 31, 2002, the Company had an accumulated deficit of $108.8 million and a cash and cash equivalents balance of $1.2 million. In these circumstances the Company believes it may not have enough cash to meet its various cash needs for fiscal 2003 unless the Company is able to obtain additional funding from outside sources. The Company’s plans in this regard, include active pursuit of various sources of additional funds, including new license and collaboration agreements and securing additional equity financing. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. If such funds are not available, management will be required to delay, scale back or eliminate one or more of its research, discovery or development programs and may cease operations altogether. Such actions may include significantly reducing its anticipated level of expenditures and/or the sale of rights to certain of its technologies, product candidates or products. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Use of Estimates.    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents.    The Company invests its excess cash in investment grade, interest-bearing securities. As of December 31, 2002 and 2001, cash equivalents consisted of money market funds. All cash and cash equivalents are available for sale and stated at fair market value. The Company considers highly liquid investments with original maturities of three months or less as cash equivalents.

Inventory.    The Company states its inventories at the lower of cost or market. The cost of the inventory is based on the first-in first-out method. If the cost of the inventory exceeds the expected market value a provision is recorded for the difference between cost and market. The Company’s inventories consisted of OcuGene glaucoma genetic test kits at December 31, 2002 and 2001.

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

InSite Vision Incorporated

Notes to Consolidated Financial Statements—(Continued)

It is the Company’s policy to write-off its fully depreciated assets. This resulted in a decrease in both property and equipment and accumulated depreciation in 2002 and 2001 of $25,000 and $57,000, respectively, with no change in net property and equipment. The amortization of the cost of capital lease assets is included in depreciation expense.

Revenue Recognition.    Effective January 1, 2000, in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), the Company changed its method of accounting for up-front technology license fees when ongoing research and development services will be performed. Previously, on the only such arrangement it had executed, the Company had recognized the up-front fee as revenue upon the effective date of the arrangement. Under the new accounting method adopted retroactive to January 1, 2000, (a) the Company recognized the up-front fee over the expected term of the research and development services, which was 36 months, using the straight-line method. As a result of the termination of this arrangement in December 2000, the Company recognized the then remaining deferred revenue in the fourth quarter of 2000. The cumulative effect of the change on prior years resulted in a charge to operations of $4,486,000, which is included in net loss for the year ended December 31, 2000. The effect of the change on the year ended December 31, 2000 was to increase income before the cumulative effect of the accounting change by $4,486,000 ($0.19 per share). The pro forma amounts presented in the statement of operations were calculated assuming the accounting change was made retroactively to prior periods.

Accounting for Royalties.    Royalties from licensees are based on third-party sales and are recorded as earned in accordance with contract terms, when third party results are reliably measured and collectibility is reasonably assured.

Accounting for Cost Sharing Agreements.    The Company directly reduces expenses for amounts reimbursed pursuant to cost sharing agreements. During 2002, 2001 and 2000, research and development expenses were reduced by $166,000, $713,000 and $4,779,000, respectively, for costs reimbursed primarily by Pharmacia Corporation (Pharmacia) in 2001 and 2000, and another research collaboration partner under the terms of the collaborations described in Note 2.

In accordance with SAB 101, the Company recognizes the received cost sharing payments when persuasive evidence of an arrangement exists, the services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured.

Accounting for Advertising Costs.    The Company expenses advertising costs as they are incurred. During 2002 advertising costs were $98,000. Advertising costs for 2001 and 2000 were immaterial.

Accounting For Stock-Based Compensation.    The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (or APB 25), “Accounting for Stock Issued to Employees,” to account for employee and director stock options. Accordingly, the Company does not recognize compensation expense for options granted to employees and directors at an exercise price equal to the fair value of the underlying common stock.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting requirements and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

InSite Vision Incorporated

Notes to Consolidated Financial Statements—(Continued)

Pro forma information regarding net loss and loss per share is required by Statement of Financial Standards (SFAS) No. 123 “Accounting for Stock based Compensation,” as amended by SFAS No. 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates ranging from 1.08% to 6.87%; volatility factors for the expected market price of the Company’s common stock of 1.07, 1.09 and 1.14; and a weighted-average expected life for the options of 4 years.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock based employee compensation (in thousands, except per share amounts):

	Year Ended December 31:
	2002	2001	2000
Net loss applicable to common stockholders—as reported	$(10,997)	$(9,556)	$(3,443)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(184)	(644)	(1,176)

Net loss applicable to common stockholders-pro forma	$(11,181)	$(10,200)	$(4,619)

Loss applicable to common stockholders per share:
Basic—as reported	$(0.44)	$(0.38)	$(0.15)
Basic—pro forma	$(0.45)	$(0.41)	$(0.20)
Diluted—as reported	$(0.44)	$(0.38)	$(0.14)
Diluted—pro forma	$(0.45)	$(0.41)	$(0.19)

The weighted average grant date fair value of options granted during 2002, 2001 and 2000 was $0.93, $1.52 and $5.05, respectively.

For purposes of pro forma disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period.

The pro forma impact of options on the net loss for 2002, 2001 and 2000 is not representative of the effects on net income (loss) for future years, as future years will include the effects of additional stock grants.

Accounting for Stock Options and Warrants Exchanged for Services.    The Company issues stock options and warrants to consultants of the Company in exchange for services. The Company has valued these options and warrants using the Black-Scholes option valuation model in accordance with the Emerging Issues Task Force (EITF) Consensus No. 96-18, “Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods, or Services,” at each reporting period and has recorded charges to operations over the vesting periods of the individual stock options or warrant. Such charges amounted to approximately $200,000, $200,000 and $197,000 in 2002, 2001 and 2000, respectively.

Earnings (Loss) per Share.    Basic and diluted net income (loss) per share information for all periods is presented under the requirement of SFAS No. 128, “Earnings per Share.” Basic earnings per share has been computed using the weighted-average number of common shares outstanding during the period, and excludes any dilutive effects of stock options and convertible securities. Potentially dilutive securities have been excluded from the computation of diluted net loss per share in 2002, 2001, and 2000 as their inclusion would be antidilutive.

InSite Vision Incorporated

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2002	2001	2000
	(in thousands, except per share amounts)
Numerator:
Net income (loss) before cumulative effect of accounting change	$(10,949)	$(9,556)	$1,046
Cumulative effect of accounting change	—	—	(4,486)

Net loss	(10,949)	(9,556)	(3,440)
Non-cash preferred dividend	(48)	—	(3)

Net loss applicable to common stockholders	$(10,997)	$(9,556)	$(3,443)

Denominator:
Denominator for basic earnings (loss) per share—weighted-average common shares outstanding	24,997	24,897	23,574

Effect of diluted securities:
Employee & director stock options, warrants and preferred stock warrant (determined using the treasury stock method)	—	—	909

Denominator for diluted loss per share—weighted-average common shares outstanding	24,997	24,897	24,483

Basic loss per share	$(0.44)	$(0.38)	$(0.15)

Diluted loss per share	$(0.44)	$(0.38)	$(0.14)

Due to the loss applicable to common stockholders, loss per share for 2002 and 2001 is based on the weighted average number of common shares only, as the effect of including equivalent shares from stock options would be anti-dilutive. If the Company had recorded net income, the calculation of earnings per share would have been impacted by the dilutive effect of the Series A-1 Preferred Shares but would not have been effected by the minimal number of outstanding stock options and warrants priced below the market price of the common shares at December 31, 2002.

Accounting for Materials Purchased for Research and Development.    The Company expenses materials for research and development activities when the obligation for the items is incurred.

Key Suppliers.    The Company is dependent on single or limited source suppliers for certain materials used in its research and development activities. The Company has generally been able to obtain adequate supplies of these components. However, an extended interruption in the supply of these components currently obtained from single or limited source suppliers could adversely affect the Company’s research and development efforts.

Recent Accounting Pronouncements.    In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other provisions, SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. The Company does not expect that the adoption of SFAS No. 145 will have a material effect on its consolidated financial position or results of operations.

InSite Vision Incorporated

Notes to Consolidated Financial Statements—(Continued)

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 provides guidance related to accounting for costs associated with disposal activities covered by SFAS No. 144 or with exit or restructuring activities previously covered by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 supercedes EITF Issue No. 94-3 in its entirety. SFAS No. 146 requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred. SFAS No. 146 will be applied prospectively to exit or disposal activities that are initiated after December 31, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its consolidated financial condition and its results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are reflected in the current financial statements. The interim disclosure requirements are effective for the first quarter of the Company’s 2003 fiscal year.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect that the adoption of FIN 46 will have a material effect on its consolidated financial position or results of operations.

2.    Licenses

In December 2002, the Company entered into an eight year distribution agreement with Societa Industria Farmaceutica Italiana—S.p.A. of Italy (“SIFI”), in which InSite granted SIFI the exclusive right in Italy to perform, market and sell the OcuGene glaucoma genetic test and to manufacture and distribute the related patient sampling kits. SIFI will pay the Company a royalty on each OcuGene test performed by them or on their behalf, if any.

InSite Vision Incorporated

Notes to Consolidated Financial Statements—(Continued)

In November 2002, the Company extended its November 2001 agreement with Quest Diagnostics Incorporated to provide laboratory services in the U.S. for the Company’s recently introduced OcuGene genetic test for the early prognosis and diagnosis of glaucoma. The Company will pay Quest a fee for each test performed and royalties on product sales.

In August 2002, the Company entered into a license agreement and preferred stock purchase agreement with Bausch & Lomb Incorporated, or Bausch & Lomb, in which InSite granted Bausch & Lomb a royalty-bearing license to the Company’s product candidate ISV-403 for the treatment of ocular bacterial infections. Bausch & Lomb obtained the right to market ISV-403 in all geographies except Japan, with such rights being shared in Asia (except Japan) and exclusive elsewhere. The Company is responsible for the clinical development of ISV-403 through New Drug Application, or NDA, approval from the U.S. Food and Drug Administration, or FDA, with Bausch & Lomb responsible for subsequent commercial manufacturing and marketing. Bausch & Lomb made an initial investment in preferred stock of $2.0 million in August 2002. Upon the achievement of certain milestones, Bausch & Lomb is required to invest up to an additional $13.0 million. (See Note 5.)

In January 2002, the Company entered into an exclusive worldwide license agreement with the University of Connecticut Health Center for the diagnostic, prognostic and therapeutic uses of a gene and its mutations for normal tension glaucoma. The Company paid a licensing fee and will make a milestone and royalty payments on future product sales, if any.

In April 2001, the Company signed a licensing agreement with SSP Co., Ltd. of Tokyo, Japan (“SSP”), for two fourth generation fluoroquinolones, which have indicated increased sensitivity against gram positive and negative bacteria. The Company has exclusive rights to any products developed using these compounds, with the exception of Japan, where SSP will retain the rights and the rest of Asia, where the Company will share joint rights with SSP. One of the compounds, SS734, is currently under development under the designation ISV-403.

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

InSite Vision Incorporated

Notes to Consolidated Financial Statements—(Continued)

its subsidiaries will not purchase additional shares of the Company, other than those provided for under any existing agreements between the companies, without the prior written consent of the Company.

The credit agreement with Pharmacia, which expired unused in December 2000 when the agreement was terminated, provided for a $4 million revolving line of credit that would have been available to the Company on November 11, 2001 for a period of three (3) years.

In August 1999, the Company entered into a license agreement with SSP Co., Inc., a Japanese company, to be the exclusive manufacturer and distributor of AquaSite in Japan. AquaSite is an over-the-counter product that uses the Company’s DuraSite technology and demulcents for the symptomatic treatment of dry eye.

In March 1999, the Company entered into a royalty-bearing license agreement with Global Damon, a Korean company, to be the exclusive distributor of AquaSite in the Republic of Korea. Concurrently, the Company entered into a manufacturing agreement with Kukje, a Korean company, to produce AquaSite to be sold by Global Damon.

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

The Company has a license agreement with CIBA Vision, an ophthalmic company which is an affiliate of CIBA-GEIGY Limited. Under the terms of the agreement, CIBA Vision has co-exclusive rights to manufacture and market AquaSite and ToPreSite in the U.S. and AquaSite in Canada. The Company also has a license agreement with Global Damon, and a manufacturing agreement with Kukje, to produce and sell AquaSite in Korea. Both of the license agreements require royalty payments on net sales of the licensed products. The Company recognized $8,000, $5,000 and $27,000 of royalty revenue for sales of AquaSite in 2002, 2001 and 2000, respectively.

3.    Lease Commitments

The Company leases its facilities under non-cancelable operating lease agreements that expire in 2006. Rent expense was $659,000, $445,000, and $430,000 for 2002, 2001 and 2000, respectively. The 2002, 2001 and 2000 rent expense reflects $13,000, $74,000 and $64,000, respectively, received by the Company related to the January 1999 sublease of a portion of the Company’s facility. The sublease ended in February 2002.

Capital lease obligations represent the present value of future rental payments under capital lease agreement for laboratory equipment. The original cost and accumulated amortization on the equipment under capital leases is $103,600 and $44,500, respectively, at December 31, 2002 and $103,600 and $20,000, respectively, at December 31, 2001.

InSite Vision Incorporated

Notes to Consolidated Financial Statements—(Continued)

Future minimum payments under capital and operating leases are as follows:

Year ending December 31,	Capital Leases	Operating Leases
2003	37,822	693,826
2004	10,052	718,113
2005	—	743,253
2006	—	769,245

Total minimum lease payments	47,874	$2,924,437

Amount representing interest	3,036

Present value of net minimum lease payments	44,838
Current portion, included in accrued liabilities	35,310

Long-term portion	9,528

4.    Income Taxes

Due to the Company’s history of net operating losses, there is no provision for income taxes for the years ended 2002, 2001 and 2000.

Significant components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$30,732	$27,106
Tax credit carryforwards	5,378	4,742
Capitalized research and development	9,166	9,014
Depreciation	440	468
Other	127	275

Total deferred tax assets	45,843	41,605
Valuation allowance	(45,843)	(41,605)

Net deferred tax assets	$—	$—

The valuation allowance increased by $4.2 million, $4.2 million and $1.3 million during the years ended December 31, 2002, 2001 and 2000, respectively.

At December 31, 2002, the Company has net operating loss carryforwards for federal income tax purposes of approximately $82.3 million, which expire in the years 2003 through 2022 and federal tax credits of approximately $3.1 million which expire in the years 2003 through 2022. The Company also has net operating loss carryforwards for state income tax purposes of approximately $45.7 million which expire in the years 2003 through 2012, and state research and development tax credits of approximately and $2.1 million which carryforward indefinitely.

Utilization of the Company’s federal and state net operating loss carryforwards and research and development tax credits are subject to an annual limitation against taxable income in future periods due to the ownership change limitations provided by the Internal Revenue Code of 1986. As a result of this annual limitation, a significant portion of these carryforwards will expire before ultimately becoming available for offset against taxable income. Additional losses and credits will be subject to limitation if the Company incurs another change in ownership in the future.

InSite Vision Incorporated

Notes to Consolidated Financial Statements—(Continued)

5.    Preferred Stock

Series A-1 Preferred Stock

In August 2002, the Company entered into a Preferred Stock Purchase Agreement with Bausch & Lomb contemporaneously with the execution of the Bausch & Lomb License Agreement for the ISV-403 product candidate. The Stock Purchase Agreement provides for Bausch & Lomb to purchase up to 15,000 shares of Series A-1 Preferred Stock for a purchase price equal to $1,000 per share for an aggregate investment of up to $15.0 million. The initial investment, which was made in August 2002, was for 2,000 shares of Series A-1 Preferred Stock, for a total investment equal to $2.0 million. Upon the achievement of certain milestones, Bausch & Lomb is required to invest up to an additional $13.0 million in various closings from time to time. In February 2003, the first milestone was reached and Bausch & Lomb invested $2.0 million and received 2,000 more shares of Series A-1 Preferred Stock. The Series A-1 Preferred Stock does not contain voting rights, except as otherwise provided by the Delaware General Corporation law and each share of Series A-1 Preferred Stock is entitled to a 6% per annum cumulative dividend.

The Stock Purchase Agreement provides for the conversion of the Series A-1 Preferred Stock into shares of common stock, and potentially into a note payable, if the Bausch & Lomb License Agreement is terminated by Bausch & Lomb at any time for cause, or without cause prior to the later of the commencement of a Phase 2/3 clinical trial for ISV-403 or January 1, 2004.

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

In addition, under certain circumstances, in the event of the first commercial sale of the product pursuant to the terms of the Bausch and Lomb License Agreement, two-thirds of the Series A-1 Preferred Stock shall be redeemed by us for $1.00 and the remaining one-third of the Series A-1 Preferred Stock outstanding shall be redeemed by us in exchange for a pre-paid royalty having a value equal to the actual purchase price one-third of the Series A-1 Preferred Stock then outstanding plus all accumulated and unpaid dividends on those shares of Series A-1 Preferred Stock.

For the year ended December 31, 2002, the Company reported non-cash preferred dividends of $48,000. The dividends are related to the 6% per annum premium earned on the outstanding Series A-1 Preferred Stock and are taken into consideration to determine the net loss per share applicable to common stockholders.

InSite Vision Incorporated

Notes to Consolidated Financial Statements—(Continued)

Series A Convertible Redeemable Preferred Stock

In September 1997, the Company received net proceeds of approximately $6.5 million from a private placement of 7,000 shares of Series A Convertible Preferred Stock with a $0.01 par value (“Series A Preferred”). The number of shares of Common Stock issuable upon conversion of the Series A Preferred was equal to the face value of each share of Series A Preferred divided by the lower of the fixed conversion price of $2.127 or a variable conversion price. The variable conversion price was determined by applying a discount, which ranged from 10% for shares converted prior to June 10, 1998, to 17.5% for shares converted after December 7, 1998, to an average of closing bid prices of the Company’s common stock at the time of conversion. Such conversion prices were subject to adjustment in accordance with the terms of the Certificate of Designations, Preferences and Rights of the Series A Preferred. The value of the Series A Preferred shares to be converted also included a 6% per annum premium, which accrued from the date of issuance until the date of conversion. Three years after issuance, any remaining unconverted preferred shares would have automatically been converted into common stock. All of the outstanding shares of Series A Preferred have been converted into 5,089,250 shares of common stock. In September 1997, the Company also issued a warrant to purchase 70 shares of Series A Preferred that was subject to the same conversion terms and premium as described above. The warrant was exercised in September 2000, and immediately converted by the holder, using their net exercise right, into 28,037 shares of common stock. Holders of the Series A Preferred had no voting rights, except as required by applicable Delaware law. The Company has authorized 5,000,000 shares of Preferred Stock, 7,070 of which have been designated Series A Preferred. Pursuant to this private placement, 6,000,000 shares of common stock had been reserved for issuance to the holders of the Series A Preferred of which 910,750 shares remain reserved at December 31, 2002.

For the year ended December 31, 2000, the Company reported non-cash preferred dividends of $3,000. The dividends are related to the discount at which Series A Preferred could be converted to common stock and the 6% per annum premium, payable in additional common stock, earned on the outstanding Series A Preferred Stock and are taken into consideration to determine the net loss per share applicable to common stockholders.

The following table summarizes information concerning the issuance and conversion of the Series A Preferred Stock (in thousands):

Amount
Issuance of 7,000 shares of Series A Preferred Stock and a warrant for 70 shares of Series A Preferred Stock	$6,516
Conversion of 300 shares of Series A Preferred Stock into common stock	(309)
Non-cash preferred dividend	1,326

Balance at December 31, 1997	7,533
Reduction in accrued stock issuance costs	39
Conversion of 5,530 shares of Series A Preferred Stock into common stock	(6,575)
Non-cash preferred dividend	514

Balance at December 31, 1998	1,511
Conversion of 1,170 shares of Series A Preferred Stock into common stock	(1,503)
Non-cash preferred dividend	22

Balance at December 31, 1999	30
Non-cash preferred dividend	3
Exercise of 70 warrants for Series A Preferred Stock and conversion into common stock	(33)

Balance at December 31, 2000	$—

InSite Vision Incorporated

Notes to Consolidated Financial Statements—(Continued)

6.    Common Stockholders’ Equity

In April 2002, the Company issued warrants to a financial advisor to purchase 20,000 shares of Common Stock for $2.33 per share until April 2006. In February 2002, the Company issued warrants to a financial advisor to purchase 38,000 shares of Common Stock for $2.20 per share until February 2005. These warrants were valued using a Black-Scholes option pricing model, assuming no dividend yield, with the following assumptions: risk-free interest rate of 4.76%, volatility of 1.1361 and an expected life of 4 and 3 years, respectively, resulting in the recording of an expense of $85,000 for the year ended December 31, 2002. As of December 31, 2002 all of these warrants were outstanding.

In February 2001, the Company filed a shelf registration for the issuance of up to $40.0 million of Common Stock or securities convertible into or exercisable into the Company’s Common Stock. The Common Stock, if issued, will be sold through a placement agent. As of December 31, 2002 no shares had been issued under this shelf registration.

In May 2000, the Company received net proceeds of $13,040,000 from a private placement of 3,349,722 shares of Common Stock and warrants. Each warrant entitles its holder to purchase shares of the Company’s Common Stock for $5.64 per share until April 2004. As of December 31, 2002, warrants to purchase 1,172,381 shares of Common Stock were outstanding. In connection with this private placement the Company also issued the placement agent warrants to purchase 334,972 shares of the Company’s Common Stock for $5.01 per share until April 2004, all of which were outstanding as of December 31, 2002. Also, the Company issued warrants to a placement agent to purchase 150,000 shares of the Company’s Common Stock for $5.25 per share until March 2004, all of which were outstanding as of December 31, 2002. These warrants were valued using a Black-Scholes option pricing model, assuming no dividend yield, with the following assumptions: risk-free interest rate of 4.85%, volatility of 1.0162 and an expected life of 4 years, resulting in a valuation of $794,000 which has been recorded as an issuance cost.

In April 2000, the Company received $625,000 from the exercise of warrants issued as part of a January 1996 private placement. Each warrant entitles its holder to purchase shares of the Company’s Common Stock for $3.25 per share until January 2001. The remaining unexercised warrants issued as part of the January 1996 private placement to purchase 125,000 shares of Common Stock, were cancelled in 2001.

In January 2000, the Company received $2,000,000 from Pharmacia for the purchase of 723,195 shares of Common Stock in connection with the November 1999 license for the Company’s ISV-900 glaucoma genetics program.

InSite Vision Incorporated

Notes to Consolidated Financial Statements—(Continued)

Stock Option Plan.

At December 31, 2002, a total of 3,477,079 shares of Common Stock were reserved under the 1994 Stock Plan for issuance upon the exercise of options or by direct sale to employees, including officers, directors and consultants. Options granted under the plan expire 10 years from the date of grant and become exercisable at such times and under such conditions as determined by the Company’s Board of Directors (generally ratably over four years, with the first 25% vesting after one year). Activity under the 1994 Stock Plan is as follows:

	Shares
	Options Available for Grant	Options Outstanding	Option Price	Weighted Average Exercise Price of Shares Under Plan
Balances at January 1, 2000	364,481	2,176,819	0.60–9.25	2.34
Additional shares reserved	405,916	—	—	—
Granted	(98,750)	98,750	4.56–5.88	5.05
Exercised	—	(241,117)	0.60–4.38	1.21
Forfeited	116,349	(116,349)	1.13–6.38	3.94

Balances at December 31, 2000	787,996	1,918,103	0.60–9.25	2.53
Additional shares reserved	497,014	—	—	—
Granted	(444,500)	444,500	1.02–2.20	1.52
Exercised	—	(40,406)	0.60–1.13	0.66
Forfeited	35,443	(35,443)	1.45–5.88	3.71

Balances at December 31, 2001	875,953	2,286,754	0.60–9.25	$2.35
Additional shares reserved	498,545	—	—
Granted	(395,250)	395,250	0.70–1.97	0.93
Exercised	—	(184,173)	0.73–1.80	0.96
Forfeited	20,616	(20,616)	$0.60–4.81	1.44

Balances at December 31, 2002	999,864	2,477,215	$0.60–9.25	$2.26

The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable
$0.60–$1.13	899,534	7.89	$1.02	495,412	$1.11
$1.20–$2.75	928,695	5.68	2.06	714,633	2.22
$2.81–$6.23	631,720	4.96	4.18	616,571	4.16
$6.37–$9.25	17,266	3.17	6.65	17,264	6.65

	2,477,215	6.28	$2.26	1,843,880	$2.61

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

InSite Vision Incorporated

Notes to Consolidated Financial Statements—(Continued)

In June 2002, the Company’s shareholders approved a series of amendments to the Company’s 1994 Stock Option Plan, or the 1994 Plan, including (i) increasing the maximum number of shares of Common Stock issuable to any one person under the 1994 Plan over the term of the 1994 Plan by 400,000 shares so that the limit is increased from 850,000 shares to 1,250,000 shares and (ii) extending the term of the 1994 Plan by an additional 5 years so that the expiration date is extended from July 27, 2003 to July 27, 2008.

Employee Stock Purchase Plan.

On April 1, 1994, employees of the Company began participating in an Employee Stock Purchase Plan, which provides the opportunity to purchase Common Stock at prices not more than 85% of market value at the time of purchase. In June 2000, the Company’s shareholders approved an additional 85,000 shares of Common Stock be reserved for issuance under the 1994 Employee Stock Purchase Plan. In June 2002, the Company’s shareholders approved a series of amendments to the Company’s 1994 Employee Stock Purchase Plan, or the Purchase Plan, including (i) increasing by 100,000 the total number of shares of the Company’s Common Stock authorized for issuance under the Plan, (ii) extending the term of the Purchase Plan by an additional 5 years so that the expiration date is extended from December 31, 2003 to December 31, 2008, and (iii) implementing an automatic share increase feature pursuant to which the number of shares available for issuance under the Purchase Plan is automatically increased on the first trading day in January each calendar year, beginning with calendar year 2003 and continuing over the remaining term of the Purchase Plan, as extended, by an amount equal to 0.5% of the total number of shares of Common Stock outstanding on the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 125,000 shares.

During the years ended December 31, 2002, 2001 and 2000, respectively, 37,122, 45,759, and 20,465 shares of Common Stock were issued pursuant to this plan. At December 31, 2002, an additional 100,007 shares are reserved for issuance under this plan. The effects of this plan on the pro forma disclosures above are not material.

7.    Notes Receivable from Stockholder

In May 2000, the Company issued loans to Dr. Chandrasekaran, the Company’s President, Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Chairman of the Board, related to his exercise of 126,667 options to acquire common stock. In May 2001, the terms on the loans were extended from 4 years to 5 years. In 2002, Dr. Chandrasekaran made principal and interest payments of $83,000. The loans are full recourse and bear interest at 7% per annum. Interest payments are due semi-annually and principal payments are due annually. While the 126,667 shares of common stock issued secure the loans, the Company is not limited to these shares to satisfy the loan.

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

InSite Vision Incorporated

Notes to Consolidated Financial Statements—(Continued)

9.    Quarterly Results (Unaudited)

The following table is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share amounts)
Revenues	$9	$8	$9	$10	$36
Cost of goods	17	14	25	58	114
Loss from operations	(2,985)	(2,646)	(3,100)	(2,280)	(11,011)
Net loss applicable to common stockholders	(2,957)	(2,631)	(3,108)	(2,301)	(10,997)
Basic and diluted net loss per share applicable to common stockholders	$(0.12)	$(0.11)	$(0.12)	$(0.09)	$(0.44)
Shares used to calculate basic and diluted net loss per share applicable to common stockholders	24,930	24,941	25,007	25,109	24,997

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$2	$1	$1	$1	$5
Loss from operations	(2,292)	(2,433)	(2,562)	(2,841)	(10,128)
Net loss	(2,059)	(2,266)	(2,457)	(2,774)	(9,556)
Basic and diluted net loss per share	$(0.08)	$(0.09)	$(0.10)	$(0.11)	$(0.38)
Shares used to calculate basic and diluted net loss per share	24,873	24,891	24,907	24,915	24,897

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item with respect to the identification of Directors is hereby incorporated by reference from the information under the caption “Proposal One–Election of Directors” in the Company’s Proxy Statement for its Annual Meeting of Stockholders which is expected to be held on June 5, 2003 (the “Proxy Statement”).

The information required by this item with respect to the identification of Executive Officers is contained in Item 1 of Part I of this report under the caption “Executive Officers.”

The information required by Item 405 of Regulation S-K regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference from the information under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement.

Item 11.    Executive Compensation

The information required by this item is hereby incorporated by reference from the information under the caption “Executive Compensation and Related Information” in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is hereby incorporated by reference from the information under the captions “Principal Stockholders” and “Equity Compensation Information” in the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is hereby incorporated by reference from the information under the captions “Executive Compensation and Related Information” and “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.    Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.    Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”), are effective.

(b)    Changes in internal controls.    There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)    Financial Statements

The Financial Statements and Report of Independent Auditors are included in a separate section of this Annual Report on Form 10-K. See index to consolidated financial statements at Item 8 of this Annual Report on Form 10-K.

    (2)    Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable or are not required or the required information to be set forth therein is included in the Financial Statements or notes thereto included in a separate section of this Annual Report on Form 10-K. See index to consolidated financial statements at Item 8 of this Annual Report on Form 10-K.

    (3)    Exhibits

See Exhibit Index on page 61 of this Annual Report on Form 10-K.

(b)    Reports on Form 8-K

On November 14, 2002, we filed a Current Report on Form 8-K reporting under Item 9 the furnishing of the certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The certifications had accompanied the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(c)    Exhibits

See Exhibit Index on page 61 of this Annual Report on Form 10-K.

(d)    Financial Statement Schedules

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    March 28, 2003

INSITE VISION INCORPORATED
By:	/s/ S. KUMAR CHANDRASEKARAN
S. Kumar Chandrasekaran, Ph.D. Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ S. KUMAR CHANDRASEKARAN S. Kumar Chandrasekaran	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer	March 28, 2003

/s/ MITCHELL H. FRIEDLAENDER Mitchell H. Friedlaender, M. D.	Director	March 28, 2003

/s/ JOHN L. MATTANA John L. Mattana	Director	March 28, 2003

/s/ JON S. SAXE Jon S. Saxe	Director	March 28, 2003

/s/ ANDERS P. WIKLUND Anders P. Wiklund	Director	March 28, 2003

CERTIFICATIONS

I, S. Kumar Chandrasekaran, Ph.D., certify that:

1.	I have reviewed this Annual Report on Form 10-K of InSite Vision Incorporated;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:    March 28, 2003

/s/ S. KUMAR CHANDRASEKARAN, PH.D.
S. Kumar Chandrasekaran, Ph.D.
Chief Executive Officer

CERTIFICATIONS

I, S. Kumar Chandrasekaran, Ph.D., certify that:

1.	I have reviewed this Annual Report on Form 10-K of InSite Vision Incorporated;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:    March 28, 2003

/S/ S. KUMAR CHANDRASEKARAN, PH.D.
S. Kumar Chandrasekaran, Ph.D.
Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit Table

3.1(1)	Restated Certificate of Incorporation.

3.2(7)	Amended and Restated Bylaws.

4.1(4)	Registration Rights Agreement, dated January 24, 1996 (the “Registration Rights Agreement”), between the Registrant and the investors listed on Schedule 1 thereto.

4.2(4)	Form of Warrant to Purchase Shares of Common Stock between the Registrant and each of the investors listed on Schedule 1 to the Registration Rights Agreement.

4.3(10)	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 11, 1997.

4.4(10)	Certificate of Correction of the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 26, 1997.

10.1(13)	InSite Vision Incorporated 1994 Employee Stock Purchase Plan (As amended and restated through April 17, 2000).

10.2(2)	Form of Indemnity Agreement Between the Registrant and its directors and officers.

10.3(2)	Form of Employee’s Proprietary Information and Inventions Agreement.

10.4(3H)	License Agreement dated as of October 9, 1991 by and between the Company and CIBA Vision Corporation, as amended October 9, 1991.

10.5(3H)	Letter Agreement dated February 27, 1992 by and among the Company, Columbia Laboratories, Inc. and Joseph R. Robinson, as amended October 23, 1992.

10.6(8)	Facilities Lease, dated September 1, 1996, between the Registrant and Alameda Real Estate Investments.

10.7(9HH)	InSite Vision Incorporated 1994 Stock Option Plan (Amended and Restated as of June 8, 1998).

10.8(1HH)	Form of InSite Vision Incorporated Notice of Grant of Stock Option and Stock Option Agreement, with Addenda.

10.9(9HH)	Form of InSite Vision Incorporated Notice of Automatic Option Grant and Non-Employee Director Option Agreement.

10.10(1)	InSite Vision Incorporated 1994 Employee Stock Purchase Plan.

10.11(1)	Form of InSite Vision Incorporated Stock Purchase Agreement.

10.12(1)	Form of InSite Vision Incorporated Employee Stock Purchase Plan Enrollment/Change Form.

10.13(5)	Common Stock Purchase Agreement dated January 19, 1996 between the Registrant and the Investors listed on Schedule 1 thereto.

10.14(6H)	ISV-205 License Agreement dated May 28, 1996 by and between the Company and CIBA Vision Ophthalmics.

10.15(6H)	ToPreSite License Agreement dated May 28, 1996 by and between the Company and CIBA Vision Ophthalmics.

10.16(6H)	Timolol Development Agreement dated July 18, 1996 by and between the Company and Bausch & Lomb Pharmaceuticals, Inc.

10.17(6H)	Stock Purchase Agreement dated July 18, 1996 by and between the Company and Bausch & Lomb Pharmaceuticals, Inc.

10.18(10)	Engagement Agreement, dated April 1, 1997, by and between the Company and William Blair & Company LLC.

10.19(10H)	License Agreement, dated July 1, 1997, by and between the University of Connecticut Health Center and the Company.

Number	Exhibit Table

10.20(10H)	License Agreement, dated August 19, 1997, by and between the University of Rochester and the Company.

10.21(10)	Form of Securities Purchase Agreement, dated September 12, 1997, by and among the Company and the Selling Stockholders thereunder.

10.22(10)	Form of Registration Rights Agreement, dated September 12, 1997, by and among the Company and the Selling Stockholders thereunder.

10.23(10)	Form of Warrant, dated September 12, 1997, to William Blair & Company LLC.

10.24(11H)	License Agreement, dated January 28, 1999, by and between the Company and Pharmacia & Upjohn AB.

10.25(11H)	Stock Purchase Agreement, dated January 28, 1999, by and between the Company and Pharmacia & Upjohn AB and Pharmacia & Upjohn, SA.

10.26(12)	Project Agreement, dated November 11, 1999, by and between the Company and Pharmacia & Upjohn AB.

10.27(12)	Stock Purchase Agreement, dated November 11, 1999, by and between the Company and Pharmacia & Upjohn AB.

10.28(12)	Credit Agreement, dated November 11, 1999, by and between the Company and Pharmacia & Upjohn Company.

10.29(14)	Form of Stock and Warrant Purchase Agreement, dated May 1, 2000 by and among the Company and the purchasers thereto.

10.30(15)	ISV-900 Project Agreement Termination and Release, dated December 10, 2000, by and between the Company and Pharmacia & Upjohn AB.

10.31(15)	Credit Agreement Termination and Release, dated December 10, 2000, by and between the Company and Pharmacia & Upjohn Company.

10.32(16)	Placement Agent Agreement with Ladenburg Thalmann & Co., Inc. dated January 9, 2001.

10.33(17)	Amendment No. 1 to Marina Village Office Tech Lease, dated July 20, 2001 and effective January 1, 2002.

10.34(18)	License Agreement, dated December 21, 2001 by and between the Company and The University of Connecticut Health Center.

10.35(19H)	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock as filed with the Delaware Secretary of State on July 3, 2002.

10.36(19H)	ISV-403 Technology License Agreement, dated August 7, 2002 by and between the Company and Bausch & Lomb Incorporated.

10.37(19H)	Preferred Stock Purchase Agreement, dated August 7, 2002 by and between the Company and Bausch & Lomb Incorporated.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

(1)	Incorporated by reference to an exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.
(2)	Incorporated by reference to an exhibit in the Company’s Registration Statement on Form S-1 (Registration No. 33-68024) as filed with the Securities and Exchange Commission on August 27, 1993.
(3)	Incorporated by reference to an exhibit in Amendment No. 1 the Company’s Registration Statement on Form S-1 (Registration No. 33-68024) as filed with the Securities and Exchange Commission on September 16, 1993.
(4)	Incorporated by reference to an exhibit in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(5)	Incorporated by reference to an exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
(6)	Incorporated by reference to an exhibit in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(7)	Incorporated by reference to an exhibit in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
(8)	Incorporated by reference to an exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.
(9)	Incorporated by reference to exhibits in the Company’s Registration Statement on Form S-8 (Registration No. 333-60057) as filed with the Securities and Exchange Commission on July 28, 1998.
(10)	Incorporated by reference to exhibits in the Company’s Registration Statement on Form S-3 (Registration No. 333-36673) as filed with the Securities and Exchange Commission on September 29, 1997.
(11)	Incorporated by reference to an exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
(12)	Incorporated by reference to an exhibit in the Company’s Annual Report on For 10-K for the year ended December 31, 1999.
(13)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-8 (Registration No. 333-43504) as filed with the Securities and Exchange Commission on August 11, 2000.
(14)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 333-38266) as filed with the Securities and Exchange Commission on June 1, 2000.
(15)	Incorporated by reference to an exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(16)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 333-54912) as filed with the Securities and Exchange Commission on February 2, 2001.
(17)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
(18)	Incorporated by reference to an exhibit to the Company’s Annual Report of Form 10-K for the year ended December 31, 2001.
(19)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(H)	Confidential treatment has been granted with respect to certain portions of this agreement.
(HH)	Management contract or compensatory plan.