Form 10-K/A
period 2002-12-31
INSITE VISION INC
filed 2003-04-29
CIK 802724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, originally filed on March 31, 2003 (the “Original Filing”). The Company is refiling Part III to include the information required by Items 10, 11, 12 and 13 to Part III because the Company’s proxy statement will not be filed within 120 days of the end of the Company’s fiscal year ended December 31, 2002. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the registrant has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Set forth below is information regarding the members of our board of directors, including information furnished by them as to their principal occupation at present and for at least last five years, certain other directorships held by them, the year in which each became a director of the Company, and their ages as of April 18, 2003:

Director	Position(s) with the Company	Age	Director Since
S. Kumar Chandrasekaran, Ph.D.	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer	60	1989
Mitchell H. Friedlaender, M.D.	Director	57	1996
John L. Mattana	Director	73	1997
Jon S. Saxe, Esq.	Director	66	2000
Anders P. Wiklund	Director	63	1996

S. Kumar Chandrasekaran, Ph.D. has been a Director of the Company since 1989. Dr. Chandrasekaran joined the Company in September 1987 as Vice President, Development. From 1988 to 1989, Dr. Chandrasekaran served as Vice President, Research and Development. From 1989 to 1993, Dr. Chandrasekaran served as President and Chief Operating Officer. Since August 1993, he has served as Chairman of the Board of Directors, President and Chief Executive Officer, and since January 1999, he has served as Chief Financial Officer, a position he also held from December 1995 to December 1997. Dr. Chandrasekaran holds a Ph.D. in Chemical Engineering from the University of California at Berkeley.

Mitchell H. Friedlaender, M.D. has been a Director of the Company since May 1996. He has served as an ophthalmologist at Scripps Clinic and Research Foundation (“Scripps”) since 1986 and currently serves as Head of Division of Ophthalmology and Director, LaserVision Center, Scripps Clinic. Prior to joining Scripps, Dr. Friedlaender served as a full-time faculty member at the University of California, San Francisco for 10 years. He is the founder of the Aspen Corneal Society and the Pacific Ophthalmic Forum, co-editor in chief of International Ophthalmology Clinics, a member of four scientific editorial boards, a member of the Sjogren’s Syndrome Foundation Medical Advisory Board, and former president of the Ocular Microbiology and Immunology Group. He also serves as a consultant for several pharmaceutical companies and performs clinical studies on new ophthalmic drugs. Dr. Friedlaender holds an M.B.A. from the University of Phoenix and an M.D. from the University of Michigan.

John L. Mattana has been a Director of the Company since September 1997. From 1992 to 1997, Mr. Mattana served as an Investment Vice President at New York Life Insurance Company, where he was a Director of Venture Capital Investments. Since October 1997 he has served as a Vice President at Ceptor Corporation. Mr. Mattana holds an M.B.A. from New York University.

Jon S. Saxe, Esq. has been a Director of the Company since December 1999. Mr. Saxe was a Director of the Company from 1992 through 1997, when he resigned as a member of the Board of Directors and became Director Emeritus until December 1999. Mr. Saxe is a Director of Protein Design Labs, Inc., a biotechnology company for which he served as President from January 1995 to May 1999. Mr. Saxe served as President of Saxe Associates, a biotechnology consulting firm, from May 1993 to December 1994, President, Chief Executive Officer and a Director of Synergen, Inc., from October 1989 to April 1993, and Vice President, Licensing & Corporate Development for Hoffmann-LaRoche from August 1984 through September 1989. Mr. Saxe serves on the board of directors of Questocor Pharmaceuticals, Inc., Incyte Genomics Inc., First Horizon Pharmaceutical Corporation, Protein Design Labs, Inc., SciClone Pharmaceuticals, Inc., ID Biomedical Corporations. Mr. Saxe also serves on the board of directors of three private companies and is the Chairman of four private companies.

Mr. Saxe holds a B.S. in Chemical Engineering from Carnegie-Mellon University, a J.D. from George Washington University School of Law, and an L.L.M. from New York University School of Law.

Anders P. Wiklund has been a Director of the Company since November 1996. Since January 1997 he has served as Principal at Wiklund International Inc., an advisory firm to the biotechnology and pharmaceutical industries, and from 1997 through 2001 served as Senior Vice President at Biacore Holding Inc., a life science technology company. He served as Vice President, Corporate Business Development of Pharmacia & Upjohn from January 1996 to December 1996, as Executive Vice President of Pharmacia U.S. Inc. from 1994 to 1996 and as President and Director of Pharmacia Development Corp. from 1993 to 1994. Mr. Wiklund served as Chief Executive Officer, President and Director of KABI Pharmacia Inc. from 1990 to 1993. Mr. Wiklund serves on the board of directors of Glyco Design Inc., and Medivir AB. Mr. Wiklund also serves on the board of directors of two private companies. Mr. Wiklund holds a Master of Pharmacy from the Pharmaceutical Institute, Stockholm, Sweden.

The information required by this item with respect to the identification of Executive Officers is contained in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed on March 31, 2003 under the heading “Executive Officers and Other Senior Management of the Registrant.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file with the United States Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by the Securities Exchange Act of 1934, as amended, to furnish the Company with copies of all Section 16(a) reports they file.

Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the fiscal year ended December 31, 2002, its officers, directors and holders of more than 10% of the Common Stock complied with all Section 16(a) filing requirements.

Item 11.    Executive Compensation

Summary of Cash and Certain Other Compensation

The following table sets forth the compensation earned by the Company’s Chief Executive Officer, and each of the Company’s other executive officers whose salary and bonus for fiscal year 2002 was in excess of $100,000, for services rendered in all capacities to the Company for the 2002, 2001 and 2000 fiscal years (the “Named Executive Officers”). No executive officer who would have otherwise been included in such table on the basis of salary and bonus earned for the 2002 fiscal year resigned or terminated employment during that fiscal year.

SUMMARY COMPENSATION TABLE

	Year	Annual Compensation			Long-Term Compensation Awards	All Other Compensation ($)(4)
Name and Principal Position(1)		Salary ($)	Bonus ($)(2)	Other Annual Compensation ($)(3)	Securities Underlying Options (#)
S. Kumar Chandrasekaran, Ph.D. Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer	2002 2001 2000	350,000 350,000 350,000	— 70,000 —	2,772 1,806 1,806	65,000 50,000 —	127,318 — 3,450

Lyle M. Bowman, Ph.D. Vice President, Development and Operations	2002 2001 2000	200,700 192,000 182,000	— 5,000 10,000	944 908 831	15,000 15,000 —	35,789 — 3,450

(1)	Principal Position determined as of December 31, 2002.

(2)	The amounts shown under the Bonus column include cash bonuses earned for the indicated fiscal years.

(3)	Represents amounts for excess life insurance coverage.

(4)	Amounts for 2002 represent payout of unused vacation. Amounts for 2000 represent the Company’s matching contributions to its 401(k) Plan.

Option Grants in Last Fiscal Year

The following table sets forth information concerning the stock options granted during the 2002 fiscal year to the executive officers named in the Summary Compensation Table. Except for the limited right described in footnote (1), no stock appreciation rights were granted to those individuals during such fiscal year.

	Individual Grants
	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal	Exercise or Base Price	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	(#)(1)	Year (2)	($/Share)(3)	Date	5% (4)	10% (4)
S. Kumar Chandrasekaran, Ph.D.	65,000	18.3%	$0.93	9/20/12	$37,700	$96,200
Lyle M. Bowman	15,000	4.2%	$0.93	9/20/12	$8,700	$22,200

(1)

Each option has a maximum term of 10 years, subject to earlier termination in the event of the optionee’s cessation of service with the Company. The options granted will become exercisable for twenty five percent (25%) of the option shares upon the completion of one (1) year of service measured from the grant date and will become exercisable for the balance of the option shares on a daily basis over the next three years of service thereafter. However, the option will become immediately exercisable for all the option shares upon an acquisition of the Company by merger or asset sale, unless the option is assumed by the successor entity. The option, to the extent so assumed, will subsequently vest in full should the optionee’s employment be terminated (whether involuntarily or through a resignation following a material change in the optionee’s duties and responsibilities, level of compensation or principal place of employment) within twelve (12) months following the acquisition in which that option does not otherwise vest on an accelerated basis. The option includes a limited stock appreciation right which will result in the cancellation of that option, to the extent exercisable for vested shares, upon the successful completion of a hostile tender offer for securities possessing more than 50% of the combined voting power of the Company’s outstanding voting securities. In return for the cancelled option, the optionee will receive a cash distribution per cancelled option share equal to the excess of (i) the highest price paid per share of the Company’s Common Stock in such hostile tender offer over (ii) the exercise price payable per share under the cancelled option. The exercise price may be paid in cash or in shares of Common Stock (valued at fair market value on the exercise date) or through a cashless exercise procedure involving a same-day sale of the purchased shares. For additional information on option acceleration provisions, please see “Employment Contracts, Termination of Employment Arrangements and Change in Control Arrangements” above.

(2)	Represents the individual’s percentage (%) of the total options granted to all employees in the 2002 Fiscal Year as determined by combining all the options granted in the 2002 Fiscal Year to the particular individual.

(3)	The exercise price may be paid in cash, in shares of the Company’s common stock valued at the fair market value on the exercise date or through a cashless exercise procedure involving the same-day sale of the purchased shares.

(4)	There is no assurance provided to any executive officer or any other holder of the Company’s securities that the actual stock price appreciation over the 10-year option term will be at the five percent (5%) or ten percent (10%) assumed annual rates of compounded stock price appreciation or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

Aggregate Option Exercises and Fiscal Year-End Holdings

The following table sets forth information concerning the exercise of options during the 2002 fiscal year by the Company’s Chief Executive Officer and each of the Company’s other Named Executive Officers and the unexercised options held by such individuals at the end of such fiscal year. Except for the limited rights described in footnote (1) to the Summary Option Grant Table above, no stock appreciation rights were exercised by such individuals during the 2002 fiscal year, and no outstanding stock appreciation rights outstanding at the end of such fiscal year.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

	Number of Shares Acquired On Exercise (#)	Aggregate Value Realized (1)	Number of Securities Underlying Unexercised Options at December 31, 2002 (#)		Value of Unexercised In-the-Money Options at December 31, 2002 (2)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
S. Kumar Chandrasekaran, Ph.D.	136,666	$39,767	744,206	95,794	—	—
Lyle M. Bowman	38,666	$18,893	105,761	24,239	—	—

(1)	Based on the market value of the shares on the date of exercise less the exercise price paid for those shares.
(2)	Calculated on the basis of the closing sale price per share of the Common Stock on the American Stock Exchange of $0.71 on December 31, 2002 less the exercise price.

Compensation of Directors

During the 2002 fiscal year, each non-employee Board member received $1,000 for each Board meeting and $250 for each committee meeting attended in person or by telephone, plus reimbursement of expenses for attending such meetings.

In order to continue to attract, retain and properly compensate qualified Board members and to encourage qualified Board members to serve on our various committees, including our new committees formed in 2003, and in recognition of the increased duties, responsibilities and potential liability imposed on directors of public companies under newly enacted laws, rules and regulations, for the 2003 fiscal year the Company has revised its compensation of directors such that, beginning January 1, 2003, each non-employee Board member will receive:

•	$2,000 for each Board meeting attended in person or by telephone, up to a maximum of $8,000 per year;

•	an additional $2,500 for attending in person the annual strategic planning meeting between the Board of Directors and management;

•	an additional $500 for each Audit Committee Meeting attended in person or by telephone, up to a maximum of $3,500 per year;

•	an additional $500 for each Compensation Committee Meeting attended in person or by telephone, up to a maximum of $2,000 per year;

•	an additional $12,000 per year for serving on each of the Financing Committee, the Mergers and Acquisitions Committee, or the New Ophthalmic Opportunities Committee; and

•	reimbursement of expenses for attending any Board or committee meetings.

Under the Automatic Option Grant Program in effect under the 1994 Plan, each individual who first joins the Board as a non-employee Board member will receive, at the time of his or her initial election or appointment to the Board, an option grant to purchase 10,000 shares of Common Stock at an exercise price per share equal to the fair market value per share of Common Stock on the grant date. Each such option will have a maximum term of 10 years measured from the grant date, subject to earlier termination following the optionee’s cessation of Board service, and will become exercisable for all of the option shares upon the optionee’s completion of one year of Board service measured from the grant date. However, the option will immediately become exercisable for all the option shares upon certain changes in control of the Company.

Continuing non-employee Board members will each receive an automatic option grant for an additional 10,000 shares of Common Stock on the date of the first Board meeting held in December each year. In the event there is no December Board meeting in any year, then the annual option grant for that year will be made on December 15th or (if December 15th is not a day on which the New York Stock Exchange is open for business) such grant will be made on the immediately succeeding trading day. The option will have an exercise price per share equal to the fair market value per share of Common Stock on the grant date and will have a maximum term of 10 years measured from the grant date, subject to earlier termination following the optionee’s cessation of Board service. The option will become exercisable for all the option shares upon the optionee’s completion of one year of Board service measured from the grant date. However, the option will immediately vest and become exercisable upon certain changes in control of the Company.

Accordingly, on December 9, 2002, the date of the Company’s first December Board meeting in 2002, each of the following non-employee Board members received an automatic option grant to purchase 10,000 shares of Common Stock at an exercise price of $0.70 per share, the fair market value per share of Common Stock on such grant date: Messrs. Friedlaender, Mattana, Saxe and Wiklund.

On November 1, 1996, the Company entered into a consulting agreement with Anders P. Wiklund, a non-employee Board member, pursuant to which Mr. Wiklund served as an advisor and consultant in the field of business development. In exchange for such consulting services, the Company paid Mr. Wiklund a consulting fee in the amount of $5,000 per month. This consulting agreement was terminated as of December 31, 2002.

On December 1, 1997, the Company entered into a deferred compensation consulting agreement with John L. Mattana, a non-employee Board Member, pursuant to which Mr. Mattana served as an advisor and consultant in the field of investor relations. In exchange for such consulting services, the Company accrued $2,500 per month which amount was paid to Mr. Mattana in January 2002 in the aggregate amount of $122,500. The December 1997 consulting agreement with Mr. Mattana was replaced by a new consulting agreement between Mr. Mattana and the Company effective January 1, 2002. Under the new consulting agreement, Mr. Mattana continued to serve as an advisor and consultant in the field of investor relations and was paid a consulting fee in the amount of $1,500 per month. This consulting agreement was terminated as of December 31, 2002.

On September 1, 2001, the Company entered into a consulting agreement with Jon S. Saxe, a non-employee Board member, pursuant to which Mr. Saxe serves as an advisor and consultant in the field of business development for the term of one year. In exchange for such consulting services, the Company paid Mr. Saxe a consulting fee in the amount of $7,500 per quarter. This consulting agreement was terminated as of December 31, 2002.

Compensation Committee Interlocks and Insider Participation

During the 2002 fiscal year, the Compensation Committee consisted of John L. Mattana and Anders P. Wiklund. No member of the Compensation Committee was at any time during the 2002 fiscal year, or at any other time, an officer or employee of the Company.

See the discussion above under the heading “Compensation of Directors” in this Item II regarding the consulting agreements between the Company and each of Mr. Wiklund and Mr. Mattana. These consulting agreements were terminated as of December 31, 2002.

During the 2002 fiscal year, no executive officer of the Company served as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

Employment Contracts, Termination of Employment Arrangements and Change of Control Arrangements

On May 30, 1995, the Company amended the 1994 Plan to implement a special change in control feature designed to protect the economic benefit of the outstanding options in the event the Company were to be acquired. As a result of this special feature, should any optionee’s service be involuntarily terminated within twelve (12) months following a Corporate Transaction in which his or her options are assumed by the successor corporation and do not otherwise accelerate at that time, then those options will accelerate and become fully exercisable for all of the option shares as fully-vested shares of Common Stock upon such involuntary termination. A “Corporate Transaction” under the 1994 Plan is defined as a merger or consolidation in which securities possessing more than 50% of the total combined voting power of the Company’s outstanding securities are transferred to a person or persons different from those who held those securities immediately prior to such transaction, or the sale, transfer or other disposition of all or substantially all of the Company’s assets in complete liquidation of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to the Company regarding beneficial ownership of the Company’s Common Stock, as of March 31, 2003, unless otherwise noted by (i) each person who is known by the Company to beneficially own more than five percent of the Company’s Common Stock, (ii) the Chief Executive Officer and each of the other executive officers of the Company named in the Summary Compensation Table, (iii) each director and nominee for director at the Annual Meeting, and (iv) all current executive officers and directors as a group. Unless otherwise indicated, the principal address of each of the stockholders below is:  c/o InSite Vision Incorporated, 965 Atlantic Avenue, Alameda, California 94501. Except as otherwise indicated, the Company believes that each of the beneficial owners of the Common Stock listed below has sole voting and investment power with respect to such shares, subject to community property laws, where applicable. Information for Pharmacia & Upjohn AB is based upon the most recent 13G or 13G/A filed by such entity with the Securities and Exchange Commission.

The percentage of beneficial ownership is calculated based on the 25,136,786 shares of Common Stock that were outstanding on March 31, 2003. This percentage also includes Common Stock of which such individual or entity had the right to acquire beneficial ownership of as of March 31, 2003 or within 60 days after March 31, 2003, including but not limited to upon the exercise of options; however, such Common Stock shall not be deemed outstanding for the purpose of computing the percentage owned by any other individual or entity.

	Beneficially Owned
Name of Beneficial Owner	Number of Shares		Percent of Class
Pharmacia & Upjohn AB Lindhagensgata 133 112 87 Stockholm, Sweden	2,665,614	(1)	10.60%
S. Kumar Chandrasekaran, Ph.D.	1,149,363	(2)	4.43%
Lyle M. Bowman, Ph.D.	197,189	(3)	*
David F. Heniges.	25,000	(4)	*
Mitchell H. Friedlaender, M.D.	85,000	(5)	*
John L. Mattana	100,000	(6)	*
Jon S. Saxe	68,470	(7)	*
Anders P. Wiklund	75,000	(8)	*
All current executive officers and directors as a group (7 persons)	1,700,022	(9)	6.45%

*	Less than one percent of the outstanding Common Stock.

(1)	Pursuant to a Schedule 13G/A dated and filed with the Securities and Exchange Commission on June 21, 2000, Pharmacia & Upjohn AB reported that as of June 21, 2000 it had sole voting power and sole dispositive power of all 2,665,614 shares. No filing has been made subsequent to that date, so the Company assumes that the holdings of Pharmacia & Upjohn AB remain the same as stated in the June 21, 2000 Schedule 13G/A.

(2)	Includes 824,338 shares issuable upon the exercise of stock options exercisable on March 31, 2003 or within 60 days thereafter.

(3)	Includes 132,301 shares issuable upon the exercise of stock options exercisable on March 31, 2003 or within 60 days thereafter.

(4)	Comprised of 25,000 shares issuable upon the exercise of stock options exercisable on March 31, 2003 or within 60 days thereafter.

(5)	Includes 65,000 shares issuable upon the exercise of stock options exercisable on March 31, 2003 or within 60 days thereafter.

(6)	Includes 60,000 shares issuable upon the exercise of stock options exercisable on March 31, 2003 or within 60 days thereafter.

(7)	Includes 56,470 shares issuable upon the exercise of stock options exercisable on March 31, 2003 or within 60 days thereafter.

(8)	Includes 65,000 shares issuable upon the exercise of stock options exercisable on March 31, 2003 or within 60 days thereafter.

(9)	Includes 1,228,109 shares issuable upon the exercise of stock options exercisable on March 31, 2003 or within 60 days thereafter.

EQUITY COMPENSATION PLAN INFORMATION

The Company currently maintains the following compensation plans under which the Company’s equity securities are authorized for issuance:

•	InSite Vision Incorporated 1994 Stock Option Plan (the “Option Plan”)

•	InSite Vision Incorporated 1994 Employee Stock Purchase Plan (the “ESPP”)

Each of these plans has been approved by the Company’s stockholders. The following table sets forth the number of shares of the Company’s Common Stock subject to outstanding options, warrants, and rights, the weighted-average exercise price of outstanding options, warrants, and rights, and the number of shares remaining available for future award grants under these plans as of December 31, 2002.

	A	B	C
Plan Category	Number of Shares of the Company’s Common Stock to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of the Company’s Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders	2,477,215	$2.26	1,099,871(1)
Equity Compensation Plans Not Approved by Stockholders	0	0	0
Total	2,477,215	$2.26	1,099,871

(1)	This number of shares is presented after giving effect to purchases under the ESPP for the ESPP offering period that ended December 31, 2002. Of the total number of shares available, 999,864 were available for additional stock option grants under the Option Plan and 100,007 were available for purchases under our ESPP. In addition, the number of shares of the Company’s Common Stock available for issuance under the Option Plan will automatically increase on the first day of January each year during the term of the Option Plan (which is currently scheduled to expire in 2008) by an amount equal to two percent (2%) of the total number of shares of the Company’s Common Stock issued and outstanding on the last day of December in the immediately preceding year. In addition, the number of shares of the Company’s Common Stock available for issuance under the ESPP will automatically increase on the first trading day in January each year during the term of the ESPP (which is currently scheduled to expire in 2008) by an amount equal to one-half percent (0.5%) of the total number of shares of the Company’s Common Stock issued and outstanding as of the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 125,000 shares.

Item 13.    Certain Relationships and Related Transactions

The Company’s Restated Certificate of Incorporation (the “Certificate”) provides for indemnification of directors and officers of the Company to the fullest extent permitted by the Delaware General Corporation Law. Each of the current directors and executive officers of the Company has entered into separate indemnification agreements with the Company. In addition, the Certificate limits the liability of directors to the Company or its stockholders to the fullest extent permitted by the Delaware General Corporation Law.

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

Dated:    April 29, 2003

INSITE VISION INCORPORATED
By:	/s/ S. KUMAR CHANDRASEKARAN, Ph.D.
S. Kumar Chandrasekaran, Ph.D. Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer

CERTIFICATIONS

I, S. Kumar Chandrasekaran, Ph.D., certify that:

1.	I have reviewed this Annual Report on Form 10-K/A of InSite Vision Incorporated;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

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

Dated:    April 29, 2003

/s/ S. KUMAR CHANDRASEKARAN, PH.D.
S. Kumar Chandrasekaran, Ph.D.
Chief Executive Officer

CERTIFICATIONS

I, S. Kumar Chandrasekaran, Ph.D., certify that:

1.	I have reviewed this Annual Report on Form 10-K/A of InSite Vision Incorporated;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

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

Dated:    April 29, 2003

/S/ S. KUMAR CHANDRASEKARAN, PH.D.
S. Kumar Chandrasekaran, Ph.D.
Chief Financial Officer