Form 10-Q
period 2003-03-31
INSITE VISION INC
filed 2003-05-15
CIK 802724

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

          The number of shares of Registrant’s common stock, $0.01 par value, outstanding as of April 30, 2003: 25,136,786.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2003

PART I     FINANCIAL INFORMATION

Item 1.      Financial Statements

InSite Vision Incorporated
Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)	March 31, 2003	December 31, 2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$856	$1,179
Inventory	19	19
Prepaid expenses and other current assets	86	124

Total current assets	961	1,322
Property and equipment, at cost:
Laboratory and other equipment	1,059	1,087
Leasehold improvements	73	73
Furniture & fixtures	3	3

	1,135	1,163
Accumulated depreciation	645	619

	490	544

Total assets	$1,451	$1,866

Liabilities and common stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$308	$373
Accrued liabilities	247	307
Accrued compensation and related expense	242	289

Total current liabilities	797	969
Capital lease obligation, less current portion	8	10
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 4,000 shares issued and outstanding at March 31, 2003; 2,000 shares issued and outstanding at December 31, 2002, value of shares in excess of conversion rights into 4,300,000 shares of common stock	1,337	—
Commitments
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 4,000 shares issued and outstanding at March 31, 2003; 2,000 shares issued and outstanding at December 31, 2002	2,752	2,048
Common stockholders’ deficit:
Common stock, $0.01 par value, 60,000,000 shares authorized; 25,136,786 issued and outstanding at March 31, 2003; 25,131,786 issued and outstanding at December 31, 2002	251	251
Additional paid-in-capital	107,601	107,569
Notes receivable from stockholder	(231)	(231)
Accumulated deficit	(111,064)	(108,750)

Common stockholders’ deficit	(3,443)	(1,161)

Total Stockholders’ equity (deficit)	(691)	887

Total liabilities and stockholders’ equity (deficit)	$1,451	$1,866

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,

(in thousands, except per share amounts)	2003	2002

Revenues	$4	$9
Cost of goods	8	17
Operating expenses:
Research and development	1,439	2,081
Selling, general and administrative	833	896

Total	2,272	2,977

Loss from operations	(2,276)	(2,985)
Interest, other income and expense, net	3	28

Net loss	(2,273)	(2,957)
Preferred dividends	41	—

Net loss applicable to common stockholders	$(2,314)	$(2,957)

Net loss per share applicable to common stockholders, basic and diluted	$(0.09)	$(0.12)

Shares used to calculate net loss per share applicable to common stockholders, basic and diluted	25,133	24,930

No cash dividends were declared or paid during the periods.

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,

(in thousands)	2003	2002

Operating activities:
Net loss	$(2,273)	$(2,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77	73
Stock based compensation	28	63
Changes in:
Prepaid expenses and other current assets	38	18
Current liabilities	(165)	(121)

Net cash used in operating activities	(2,295)	(2,924)
Investing activities:
Purchases of property and equipment	(23)	(5)

Net cash used in investing activities	(23)	(5)
Financing activities:
Issuance of preferred stock	2,000	—
Issuance of common stock	4	—
Payment of capital lease obligation	(9)	(8)

Net cash provided by (used in) financing activities	1,995	(8)

Net decrease in cash and cash equivalents	(323)	(2,937)
Cash and cash equivalents, beginning of period	1,179	10,095

Cash and cash equivalents, end of period	$856	$7,158

Supplemental disclosure:
Preferred dividends	$41	$—

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Notes to Condensed Consolidated Financial Statements
March 31, 2003
(Unaudited)

Note 1 - Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for any future period.

          The Company’s consolidated financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern.  Except for 1999, the Company has incurred losses since its inception, including a net loss of $2.3 million for the quarter ended March 31, 2003, and the Company expects to incur substantial additional development costs, including costs related to clinical trials and manufacturing expenses.  The Company has incurred negative cash flows from operations since inception, including net cash used in operations of $2.3 million for the quarter ended March 31, 2003.  As of March 31, 2003, the Company had an accumulated deficit of $111.1 million and a cash and cash equivalents balance of $856,000.  In these circumstances, and not withstanding any expense reduction measures the Company is undertaking, the Company expects it will not have sufficient funds to meet its various cash needs beyond approximately the middle of June 2003 unless the Company is able to obtain additional funding from outside sources.  The Company’s plans in this regard include active pursuit of various sources of additional funds, including new license and collaboration agreements and securing additional debt or equity financing.  There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.  If such funds are not available, management will be required to cease operations altogether. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

          We have undertaken a number of measures to reduce our short term operating expenses to allow us to continue operations without additional financing through approximately the middle of June 2003, including: placing approximately 75% of our employees on unpaid furlough, voluntary salary reductions by our senior management team, ceasing work on all non-critical external activities, working with our landlord to restructure our lease obligations, and other cost containment measures. There is no assurance that we will be able to successfully implement these expense reduction plans or that we will be able to do so without significantly harming our business, financial condition or results of operations.

          These financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

          The following are items in our financial statements that require significant estimates and judgments:

          Inventory.  Our inventories are stated at the lower of cost or market.  The cost of the inventory is based on the first-in first-out method.  If the cost of the inventory exceeds the expected market value a provision is recorded for the difference between cost and market.  At March 31, 2003, our inventories solely consisted of OcuGene kits.

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

          Stock-Based Compensation.  We have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (or APB 25), “Accounting for Stock Issued to Employees,” to account for employee and director stock options.  Accordingly, we do not recognize compensation expense for options granted to employees and directors at an exercise price equal to the fair value of the underlying common stock.

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting requirements and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

          Pro forma information regarding net loss and loss per share is required by Statement of Financial Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarter ended March 31, 2003 and 2002, respectively: risk-free interest rates ranging from 1.02% to 5.83%; volatility factors for the expected market price of our common stock of 1.06 and 1.14; and a weighted-average expected life for the options of 4 years.

          The following table illustrates the effect on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS 123 to stock based employee compensation (in thousands, except per share amounts):

	Quarter Ended March 31:

	2003	2002

Net loss applicable to common stockholders-as reported	$(2,314)	$(2,957)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(317)	(41)

Net loss applicable to common stockholders-pro forma	$(2,631)	$(2,998)

Loss applicable to common stockholders per share:
Basic and diluted - as reported	$(0.09)	$(0.12)
Basic and diluted - pro forma	$(0.10)	$(0.12)

          The weighted average grant date fair value of options granted during the quarters ended March 31, 2003 and 2002 was $0.75 and $1.97, respectively.

          For purposes of pro forma disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period.

          The pro forma impact of options on the net loss for the quarters ended March 31, 2003 and 2002 is not representative of the effects on net income (loss) for future quarters, as future quarters will include the effects of additional stock grants.

          Due to the loss applicable to common stockholders, loss per share for quarter ended March 31, 2003 and 2002 is based on the weighted average number of common shares only, as the effect of including equivalent shares from stock options would be anti-dilutive.  If the Company had recorded net income, the calculation of earnings per share would have been impacted by the dilutive effect of the Series A-1 Preferred Shares but would not have been effected by the minimal number of outstanding stock options and warrants priced below the market price of the common shares at March 31, 2003.

Note 2 - Preferred Stock

          In February 2003, we received $2.0 million from the sale of 2,000 shares of our Series A-1 Preferred Stock to Bausch & Lomb Incorporated, or Bausch & Lomb, pursuant to a second closing under the August 2002 Preferred Stock Purchase Agreement between us and Bausch & Lomb.  The sale was made pursuant to our achievement of a certain milestone contained in the August 2002 Preferred Stock Purchase Agreement.  If we achieve certain additional milestones contained in the August 2002 Stock Purchase Agreement, Bausch & Lomb will be required to purchase up to an additional $11.0 million of our Series A-1 Preferred Stock in various closings from time to time.  The August 2002 Preferred Stock Purchase Agreement was entered into contemporaneously with the execution of a Technology License Agreement between us and Bausch & Lomb to develop our ISV-403 product candidate for the treatment of ocular bacterial infections.

          As of March 31, 2003, Bausch & Lomb holds a total of 4,000 shares of Series A-1 Preferred Stock.  The Series A-1 Preferred Stock does not contain voting rights, except as otherwise provided by the Delaware General Corporation law and each share of Series A-1 Preferred Stock is entitled to a $60 per annum cumulative dividend.

          The August 2002 Preferred Stock Purchase Agreement provides for the conversion of the Series A-1 Preferred Stock into shares of our Common Stock, and potentially into a note payable, if the Bausch & Lomb License Agreement is terminated by Bausch & Lomb at any time for cause, or without cause prior to the later of the commencement of a Phase 2/3 clinical trial for ISV-403 or January 1, 2004.

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

          As of March 31, 2003, if the Series A-1 Preferred Stock had been converted into Common Stock, the number of shares of Common Stock, into which the Series A-1 Preferred Stock would have been converted would have exceeded the 4,300,000 maximum shares under the terms of the agreement.  The excess amount of the Series A-1 Preferred Stock, of approximately $1.3 million, has been excluded from stockholders’ equity in the Condensed Consolidated Balance Sheet as of March 31, 2003 and has been reported at the mezzanine.

          In addition, in the event of the first commercial sale of the product pursuant to the terms of the Bausch and Lomb License Agreement, the Series A-1 Preferred Stock then outstanding shall be redeemed by us for cash and a pre-paid royalty.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  The cautionary statements made in this document should be read as applicable to all related forward-looking statements wherever they appear in this document.  Our actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include those discussed below in “Risk Factors,” as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to update any forward- looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

          The following discussion should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2002.

Overview

          We are an ophthalmic product development company focused on developing genetically-based technology, for the diagnosis, prognosis and management of glaucoma, as well as ophthalmic pharmaceutical products based on our proprietary DuraSite® eyedrop-based drug delivery technology. In addition, we have a retinal program that includes both a therapeutic agent and a retinal drug delivery technology.

          We are focusing our commercial efforts and research and development on the following:

•	targeted market introduction of our OcuGene® glaucoma genetic test based on our ISV-900 technology;
•	expanding our ISV-900 technology for the diagnosis, prognosis and management of glaucoma;
•	ISV-205, a DuraSite formulation for the treatment of glaucoma;
•	ISV-401, a DuraSite formulation of azithromycin, an antibiotic not currently used in ophthalmology;
•	ISV-403, a DuraSite formulation of a fourth generation fluoroquinolone;
•	ISV-014, a retinal drug delivery device; and
•	treatments for diabetic retinopathy and macular degeneration.

          Glaucoma Genetics. Our glaucoma genetics program, which is being pursued in collaboration with academic researchers, is focused on discovering genes that are associated with glaucoma, and the mutations on these genes that cause and regulate the severity of the disease. This genetic information then may be applied to develop new glaucoma diagnostic, prognostic and management tools. The first of these new tools, OcuGene, our genetic test to determine if an individual has a higher risk of developing a more aggressive form of glaucoma, is being introduced into targeted markets and was first introduced to the medical community at the end of 2001.  Development of additional clinical data will be necessary to clarify the market utility of OcuGene.

          In December 2002, we entered into an agreement with Società Industria Farmaceutica Italiana, or SIFI, that grants them the exclusive right to manufacture/perform, distribute and market OcuGene in Italy for eight years.  We believe that SIFI intends to launch the OcuGene test before the end of 2003.

          To date, our academic collaborators have identified genes associated with POAG (the most prevalent form of glaucoma in adults), normal tension glaucoma, juvenile glaucoma and primary congenital glaucoma, or PCG.  Our academic collaborators for our glaucoma genetics program include: the University of California, San Francisco, or UCSF; the University of Connecticut Health Center, or UCHC; Institute National de la Sante et de la Recherche Medicale, or INSERM, which is the French equivalent of US National Institutes of Health; Okayama University in Japan; and other institutions in North America and Europe.  This research, other than what has been incorporated into our OcuGene test, still must be converted into commercial products.

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

          The development of our ISV-205 product candidate, containing diclofenac, a non-steroidal anti-inflamatory drug currently used to treat ocular inflammation, is another result of our glaucoma genetics research.  This DuraSite formulation contains a drug that has been shown in cell and organ culture systems to inhibit the production of a protein that appears to block the outflow of fluid from the eye, which is believed to be related to glaucoma.  The ISV-205 product candidate delivers concentrations of diclofenac shown in cell cultures to inhibit the production of the TIGR protein.

          A Phase 2a clinical study of ISV-205 was successfully completed in 1999 to evaluate the efficacy of two concentrations of diclofenac. Analysis of the data from this study indicates that ISV-205 was safe and associated with a 75% reduction in the number of subjects with clinically significant intraocular pressure elevation following steroid use.

          In 2001 we completed a Phase 2b clinical study of ISV-205 in 233 subjects with ocular hypertension.  Genetic information was collected on the subjects using our ISV-900 technology and the subjects were dosed twice daily for six months with ISV-205.  Our ISV-900 technology detected the TIGR mt-1 or mt-11 mutations in approximately 70% of the ocular hypertensives participating in the study.  In patients with the TIGR mutations, a 0.1% formulation of ISV-205 was statistically significantly more effective than placebo in lowering intraocular pressure (p=0.008).  These effects were not seen to the same extent in patients without the TIGR mutations.  ISV-205 was similar to placebo in ocular safety and comfort in all patients.  We are planning further clinical studies before filing for product approval with the U.S. Food and Drug Administration, or FDA.  However, we cannot assure you that similar clinical results will be achieved.

          ISV-401 is an ophthalmic formulation of azithromycin, a broad-spectrum antibiotic that has not previously been used in ophthalmology. The antibiotic has a proven safety and efficacy record in both adult and pediatric populations when used orally.  Depending on the indication, current ophthalmic antibiotics must be dosed as often as every 15 to 30 minutes on the first day and then tapered off to a maintenance dose of four times a day for the remainder of the treatment period, which may be up to fourteen days.  This may result in patient compliance issues that could be minimized with an improved product.  The clinical dosing frequency for ISV-401 appears to be significantly less than that for currently available treatments.

          In September 2001, we conducted a Phase 1 clinical trial of ISV-401 that indicated the formulation was safe and well tolerated when used in the eye.  In September 2002, we announced the results of our Phase 2 clinical trial using a 1.0% formulation of ISV-401, compared to a placebo, to treat bacterial conjunctivitis.  The study results indicated that ISV-401 achieved both clinical resolution, (i.e. absence of redness and discharge) and bacterial eradication over both gram-positive and gram-negative strains of acute bacterial conjunctivitis.  This study demonstrated that a total of six drops of ISV-401 administered over five consecutive days produced comparable clinical results to those achieved with currently marketed drugs, which require dosing of approximately thirty-five drops administered over seven consecutive days.  Based on the analysis of data from the Phase 2 clinical trial, we have presented plans for Phase 3 clinical trials to the FDA.

          ISV-403 is a formulation of a fluoroquinolone in the DuraSite system.  Fluoroquinolones are effective against gram-positive and gram-negative bacteria including Pseudomonas, and are often used as prophylaxis during ophthalmic surgery.  Based on recently conducted preclinical testing, it was determined that this is a fourth-generation fluoroquinolone, which has expanded bacterial sensitivities and may be effective against the bacteria that have developed resistance to prior generation fluoroquinolones and other antibiotics.  In addition, based on preclinical studies, we believe the ISV-403 formulation may allow for reduced dosing frequency compared to other fluoroquinolone formulations currently on the market.  In February 2003 we filed an Investigational New Drug Application, or IND, with the FDA and in April 2003 we began a Phase 1 clinical trial of ISV-403.

          ISV-403 was licensed to Bausch & Lomb in August 2002.  Under the terms of the Bausch & Lomb License Agreement, we are responsible for the clinical development of ISV-403 through New Drug Approval from the FDA, and Bausch & Lomb is responsible for subsequent commercial manufacturing and marketing.  Bausch & Lomb is required to make preferred equity investments in us as product milestones are achieved.  The Bausch & Lomb License Agreement grants Bausch & Lomb rights to market ISV-403, subject to payment of royalties, in all geographies except Japan (which were retained by SSP Co., Ltd., or SSP, in connection with a separate license agreement between us and SSP), with such rights being shared with SSP in Asia (except Japan) and exclusive elsewhere.

          The first product utilizing our DuraSite technology is AquaSite®, a DuraSite formulation containing demulcents for the systematic treatment of dry eye.  CIBA Vision Ophthalmics, or CIBA Vision, launched AquaSite in the U.S. as an over-the-counter medication in October 1992, pursuant to certain co-exclusive licensing arrangements with us.  We receive a royalty on sales of AquaSite by CIBA Vision.  In March 1999, we granted Global Damon Pharm, a Korean company, rights to be the exclusive distributor of AquaSite in the Republic of Korea under a ten-year royalty-bearing license.  In August 1999, we entered into a ten year royalty-bearing license with SSP for the manufacture and distribution of AquaSite in Japan.  In addition, we will be the sole supplier to SSP of some of the key ingredients necessary for the manufacture of AquaSite.

          Retinal Delivery Device.  ISV-014 is a device designed to provide controlled, non-surgical delivery of ophthalmic drugs to the retina and surrounding tissues. We have enhanced the device by collaborating with various academic researchers to perform in vivo experiments delivering products with a variety of molecular sizes to retinal tissues. The combination of this device technology with polymer-based drug platforms may permit long-term delivery of therapeutic agents to treat several retinal diseases, most of which cannot be effectively treated at the present time.

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

          Since our inception through the end of 2001, we had not received any revenues from the sale of our products, although we have received a small amount of royalties from the sale of our AquaSite product by CIBA Vision and Global Damon.  In the fourth quarter of 2001, we commercially launched our OcuGene glaucoma genetic test and early in 2002 we began to receive a small amount of revenues from the sale of this test.  With the exception of 1999, we have been unprofitable on an annual basis since our inception due to continuing research and development efforts, including preclinical studies, clinical trials and manufacturing of our product candidates. We have financed our research and development activities and operations primarily through private and public placement of our equity securities and, to a lesser extent, from collaborative agreements.

          As of March 31, 2003, our accumulated deficit was approximately $111.1 million.  There can be no assurance that we will ever achieve or be able to maintain either significant revenues from product sales or profitable operations.  Absent additional funding from private or public equity or debt financings, collaborative or other partnering arrangements, or other sources, as of May 14, 2003 we expect that our cash on hand, anticipated cash flow from operations and current cash commitments to us will only be sufficient to fund our operations until approximately the middle of June 2003. See “—Liquidity and Capital Resources.”

Results of Operations

          We earned revenues in the first quarter of 2003 and 2002 of $4,000 and $9,000, respectively, from sales of OcuGene and sales of AquaSite® by CIBA Vision and Kukje Pharma Ind. Co., Ltd., our AquaSite manufacturing partner in Korea.  The decrease in revenue is due to reduced royalties resulting from lower sales of AquaSite during the first quarter of 2003 compared to the first quarter of 2002.  We recognize revenue when all services have been performed and collectibility is reasonably assured.  Accordingly, revenue for the sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product.

          Cost of goods of $8,000 and $17,000 in the first quarters of 2003 and 2002, respectively, reflects the cost of OcuGene tests performed as well as the cost of sample collection kits distributed for use.  In the first quarter of 2002 a large number of OcuGene test kits were distributed, as the product was made initially available to interested parties.  A similar number of units were not shipped in the first quarter of 2003.

          Research and development expenses decreased to $1.4 million during first quarter of 2003 from $2.1 million during the first quarter of 2002.  Costs incurred in the first quarter of 2002 for the license of the Optineuron gene from UCHC and the related cost of new patent filings, were not incurred in the first quarter of 2003, accounting for a substantial portion of the 33% decrease in research and development expenses in the first quarter of 2003 compared to the first quarter of 2002.  Additionally, in the first quarter of 2003 we reduced our financial support of the research related to our genetics programs by not renewing certain research contracts pending the receipt of additional funding.  In a further effort to reduce expenses, we have, and will continue to, review our patent filings and will discontinue maintenance of patents and patent applications related to programs that we have determined not to pursue.

          Selling, general and administrative expenses decreased to $833,000 during the first quarter of 2003 from $896,000 during the first quarter of 2002.  Expenses incurred in the first quarter of 2002 related to the initial market introduction of OcuGene, such as advertising and our limited initial contract sales force, which declined in the first quarter of 2003 with the completion of the initial stage of the market introduction.  We also experienced a 24% reduction in costs related to external financial advisors and reporting expenses during the first quarter of 2003 compared to the first quarter of 2002.  However, expenses related to our insurance coverage, including directors and officers liability insurance, increased approximately 46% during the first quarter of 2003 compared to the first quarter of 2002, reflecting an increase in premiums that we believe is consistent with increases in such premiums in the industry generally.  Overall, the decline in expenses related to OcuGene and the reduction in financial advisor and reporting costs more than offset our increased insurance coverage expenses and resulted in an overall decrease in selling, general and administrative expenses of approximately 7% in the first quarter of 2003 compared to the first quarter of 2002.

          Net interest and other income was $3,000 and $28,000 in the first quarter of 2003 and 2002, respectively. This decrease is due principally to lower average cash balances.  Interest earned in the future will be dependent on our funding cycles and prevailing interest rates.

          We incurred net losses applicable to common stockholders of $2.3 million and $3.0 million during the first quarter of 2003 and 2002, respectively.  This decrease was primarily due to 2002 activities, such as our licensing of the Optineuron gene and the related patent activities and our increased selling, general and administrative expenses as we began the launch of OcuGene, which did not occur in the first quarter of 2003.

          We anticipate that our net losses in the second quarter will decrease due to our expense reduction measures.  The actions we are taking include placing approximately 75% of our employees on unpaid furlough, voluntary salary reductions by our senior management team, ceasing work on all non-critical external activities, working with our landlord to restructure our lease obligations, and other cost containment measures.  Although it is not possible to anticipate all potential effects the implementation of these expense control activities will have on us or our development, we expect that among other things, these activities will delay the initiation of Phase 3 clinical trials on ISV-401 and will impact our ability to promote OcuGene.  The extent and ramifications of these delays will be dependent upon the timing of the receipt of additional financing and the amount of such financing, if any.

Liquidity and Capital Resources

          Through 1995, we financed our operations primarily through private placements of preferred stock, totaling approximately $32 million, and an October 1993 public offering of Common Stock, which resulted in net proceeds of approximately $30 million.  After 1995, we financed our operations primarily through a January 1996 private placement of Common Stock and warrants resulting in net proceeds of approximately $4.7 million and an April 1996 public offering which raised net proceeds of approximately $8.1 million.  In accordance with a July 1996 agreement with B&L, we received a total of $2.0 million from the sale of Common Stock in August 1996 and 1997.  In September 1997, we completed a $7.0 million private placement of 7,000 shares of Series A Redeemable Convertible Preferred Stock resulting in net proceeds of approximately $6.5 million.  In January 1999, we entered into a transaction with Pharmacia from which we received a total of $3.5 million from the sale of Common Stock in January 1999 and September 1999.  In November 1999, we entered into another transaction with Pharmacia from which we received a $5.0 million licensing fee and, in January 2000, received $2.0 million from the sale of Common Stock.  In April 2000, we received $0.6 million from the issuance of Common Stock from the exercise of warrants issued as part of the 1995 private placement.  In May 2000, we completed a private placement of Common Stock and warrants from which we received net proceeds of approximately $13.0 million.  During 2000, 2001, and 2002, we also received $243,000, $71,000, and $125,000 respectively, from the issuance of Common Stock upon the exercise of stock options and sales of Common Stock through our Employee Stock Purchase Plan.  In August 2002, we received $2.0 million from the issuance of 2,000 shares of Series A-1 Preferred Stock to Bausch & Lomb in connection with the licensing of our antibiotic program ISV-403.  In February 2003, we received $2.0 million for the issuance of an additional 2,000 shares of Series A-1 Preferred Stock to Bausch & Lomb related to reaching the first milestone under the ISV-403 license.  At March 31, 2003, we had cash and cash equivalents totaling $0.9 million compared to $1.2 million as of December 31, 2002.  It is our policy to invest these funds in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt.

               In their audit report accompanying our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, our auditors included an explanatory paragraph referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern. Absent additional funding from private or public equity or debt financings, collaborative or other partnering arrangements, or other sources, we expect that our cash on hand, anticipated cash flow from operations and current cash commitments to us will only be adequate to fund our operations  until approximately the middle of June 2003. If we are unable to secure sufficient additional funding prior to the middle of June 2003, we will need to cease operations.  Our financial statements were prepared on the assumption that we will continue as a going concern. We have incurred recurring operating losses, have an accumulated deficit of $111.1 million and do not currently have sufficient funds, anticipated cash flow from operations and current cash commitments to us to sustain operations past approximately the middle of June 2003.  These conditions cause substantial doubt as to our ability to continue as a going concern.  Our financial statements included herein do not include any adjustments that might result should we be unable to continue as a going concern.

               We are currently engaged in discussions with several institutional investors and potential collaborative partners to obtain sufficient interim funding prior to the end of May 2003 to enable us to continue operations for an additional 90 to 120 days.  If we are able to secure such interim funding, we are hopeful that we would be able secure longer term financing or collaborative arrangements prior to exhausting such interim funding.  However, there can be no assurance that we will be able to obtain such interim funding on acceptable terms or at all, or, if we obtain such interim funding, that we will be able to obtain longer term financing or collaborative arrangements to enable us to continue our operations.

               We have undertaken a number of measures to reduce our short term operating expenses to allow us to continue operations without additional financing through approximately the middle of June 2003, including: placing approximately 75% of our employees on unpaid furlough, voluntary salary reductions by our senior management team, ceasing work on all non-critical external activities, working with our landlord to restructure our lease obligations, and other cost containment measures. However, even with these expense reductions, as of May 14, 2003, we expect our cash on hand, anticipated cash flow from operations and current cash commitments to us will only be sufficient to fund our operations as currently conducted through approximately the middle of June 2003.  If we are unable to complete an interim financing transaction prior to the middle of June 2003, we will need to secure sufficient alternative financing by that date or we will need to cease operations.  In addition, there can be no assurance that we will be able to successfully implement these expense reduction plans or that we will be able to do so without significantly harming our business, financial condition or results of operations.  In order to continue long term operations we will require and are seeking additional funding through public or private equity or debt financings, collaborative or other partnering arrangements, and from other sources.  However, there can be no assurance that we will obtain such funding or that such funding, if obtained, will be sufficient to continue our operations as currently conducted or in a manner necessary for the long term success of our company.  In addition, our stockholders may suffer substantial dilution if we raise additional funds by issuing equity securities.  If we cannot raise sufficient additional funding, we will be required to further delay, scale back or eliminate one or more of our research, discovery, development or marketing programs, or further scale back or cease operations altogether.

               Net cash used in operating activities was $2.3 million and $2.9 million for the three months ended March 31, 2003 and 2002, respectively.  Operating activities in the first quarter of 2003 related primarily to research and development expenditures for our antibiotic programs ISV-401 and ISV-403, and the expenses incurred related to the on-going launch OcuGene.  The reduction in net cash used in operating activities primarily reflects the termination of certain genetic research programs, reduction in patent maintenance and lower marketing costs related to OcuGene.

               Net cash used in investing activities of $23,000 and $5,000 for the first quarter of 2003 and 2002, respectively, reflected the acquisition of laboratory and other equipment.  The increase in the first quarter of 2003 primarily related to obtaining equipment related to the manufacture of Phase 1 and Phase 2 clinical units for ISV-403 in our pilot facility.

               Cash provided by financing activities was $2.0 million in the first quarter of 2003 compared to cash used of $8,000 in the first quarter of 2002.  We received $2.0 million in the first quarter of 2003 from the issuance of our 2,000 shares of our Series A-1 preferred stock to Bausch & Lomb related to the ISV-403 license agreement.  We received $4,000 in the first quarter of 2003 from the issuance of our common stock from the exercise of stock options by employees.  We also made $9,000 of payments on capital leases for certain laboratory equipment in the first quarter of 2003 compared to $8,000 in the first quarter of 2002.

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

          We anticipate no material capital expenditures to be incurred for environmental compliance in fiscal year 2003.  Based on our environmental compliance record to date, and our belief that we are current in compliance with applicable environmental laws and regulations, environmental compliance is not expected to have a material adverse effect on our operations.

RISK FACTORS

We Will Require Significant Additional Funding to Continue our Operations Beyond the Middle of June 2003 and We May Have Difficulty Raising Additional Funding

          In their audit report accompanying our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, our auditors included an explanatory paragraph referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern. Absent additional funding from private or public equity or debt financings, collaborative or other partnering arrangements, or other sources, our cash on hand, anticipated cash flow from operations and current cash commitments to us will only be adequate to fund our operations until approximately the middle of June 2003, notwithstanding expense reduction measures we have undertaken.   Although we are currently engaged in discussions with several institutional investors and potential collaborative partners to obtain sufficient interim funding prior to the end of May 2003 to enable us to continue operations for an additional 90 to 120 days, we may not be able to obtain such interim funding on acceptable terms or at all.  Moreover, even if we obtain sufficient interim funding to enable us to continue our operations beyond the middle of June 2003, we will require substantial additional funding to enable us to continue long term operations, to develop and conduct testing on our potential products, to support our sales and marketing efforts for our OcuGene glaucoma genetic test and, if we decide to do so, to independently manufacture or market any of our other products. There can be no assurance that we would be able to receive such additional long term financing. If we do not secure sufficient interim funding or long term additional funding, we will be unable to execute our product development efforts as planned, and we will cease operations altogether. In addition, since the release of the audit report accompanying our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, our stock price has declined and  our stock price may continue to decline given our current financial situation.

          We are seeking both short term and long term additional funding through public or private equity or debt financings, collaborative or other partnering arrangements, and from other sources.  However, our current financial situation may harm our ability to obtain additional funding and could make the terms of any such funding, if available, less favorable than would otherwise be the case.  Our board of directors has the authority to determine the price and terms of any sale of common stock and the rights, preferences and privileges of any preferred stock or debt or other security that is convertible into or exercisable for the common stock. The terms of any securities issued to future investors may be superior to the rights of our common stockholders, could result in substantial dilution and could adversely affect the market price for our common stock.

          Our stockholders may suffer substantial dilution if we raise additional funds by issuing equity securities. However, if we cannot raise sufficient additional funding, we will be required to cease operations altogether. In addition, the failure to raise sufficient additional funding may force us to enter into agreements with third parties on terms which are disadvantageous to us, which may, among other things, require us to relinquish rights to our technologies, products or potential products.

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

Our Management has Undertaken a Number of Measures to Reduce our Operating Expenses, but These Measures Will Not Alone be Sufficient to Enable us To Continue Operations Beyond the Middle of June 2003 and May Have Other Negative Consequences

            Our management is implementing plans designed to reduce our cash requirements through reductions in operating expenditures.  The actions we are taking include placing approximately 75% of our employees on unpaid furlough, with benefits paid through the end of May and with qualified employees eligible to receive accrued vacation pay during the furlough, voluntary salary reductions by our senior management team, ceasing work on all non-critical external projects, working with our landlord to restructure our lease obligations, and other cost containment measures.  Although it is not possible to anticipate all potential effects the implementation of these expense control measures will have on us or our development, we expect that among other things, these activities will delay the initiation of Phase 3 clinical trials on ISV-401 and will impact our ability to promote OcuGene.  The extent and ramifications of these delays will be dependent upon the timing of the receipt of additional financing and the amount of such financing, if any.  However, even with these expense reductions, our current cash on hand, anticipated cash flow from operations and current cash commitments to us are only sufficient to fund our operations through approximately the middle of June 2003.  If we are unable to complete a financing transaction or collaborative arrangement prior to the middle of June 2003, we will cease operations.  In addition, there can be no assurance that we will be able to successfully implement these expense reduction plans or that we will be able to do so without significantly harming our business, financial condition or results of operations.

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

We Are Dependent Upon Key Employees and We May Not Be Able to Retain or Attract Key Employees, and Our Ability to Attract and Retain Key Employees is Likely to be Harmed by Our Current Financial Situation

          We are highly dependent on Dr. Chandrasekaran, who is our chief executive officer, president and chief financial officer, and on other principal members of our scientific and management team.  The loss of services from any of these key personnel might significantly delay or prevent the achievement of planned development objectives. Furthermore, a critical factor to our success is recruiting and retaining qualified personnel. Competition for skilled individuals in the biotechnology business is highly intense, and we may not be able to continue to attract and retain personnel necessary for the development of our business.  Our ability to attract and retain such individuals is likely to be significantly reduced by our current financial situation.  For example, we have recently placed approximately 75% of our employees on unpaid furlough and our senior managers have agreed to accept reduced salaries.  These measures and other cost reduction measures we have undertaken make it more likely that such individuals will seek other employment opportunities and may leave our company permanently.  The loss of key personnel or the failure to recruit additional personnel or to develop needed expertise could harm our business.

Questions Concerning Our Status as a Going Concern May Cause Customers and Current and Potential Partners to Reduce or Not Conduct Business with Us

          Due to concerns regarding our ability to continue operations, customers and current and potential partners may decide not to conduct business with us, may reduce the business they conduct with us, or may conduct business with us on terms that are less favorable than those customarily offered by them. In that event, our sales would likely decrease, our product development efforts would suffer and our business will be significantly harmed.

We Have a History of Operating Losses and We Expect to Continue to Have Losses in the Future

          We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that did not prove to have commercial potential. As of March 31, 2003, our accumulated deficit was approximately $111.1 million.  We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties or other revenues from sales of our products. In addition, we recognize revenue when all services have been performed and collectibility is reasonably assured, accordingly, revenue for the sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product.

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

          In August 2002, we entered into a license agreement with Bausch & Lomb related to our antibiotic program ISV-403.  The Bausch & Lomb License Agreement grants Bausch & Lomb rights to market ISV-403, subject to payment of royalties, in all geographies except Japan (which were retained by SSP, in connection with a separate license agreement between us and SSP), with such rights being shared with SSP in Asia (except Japan) and exclusive elsewhere. The foregoing is contingent on our ability to receive the appropriate approvals from the FDA and the other appropriate international regulatory agencies.

          We are marketing and selling our OcuGene glaucoma genetic test mainly using external marketing and sales resources that include:

•	marketing consultants;
•	a network of key ophthalmic clinicians; and
•	other resources with ophthalmic expertise.

          We may not be able to enter into arrangements with third parties with ophthalmic or diagnostic industry experience on acceptable terms or at all.  If we are not successful in concluding such arrangements on acceptable terms, or at all, we may be required to establish our own sales force and significantly expand our marketing organization, despite the fact that we have no experience in sales, marketing or distribution. Even if we do enter into collaborative relationships, as we have recently experienced with Pharmacia, these relationships can be terminated forcing us to seek alternatives. We may not be able to build a marketing staff or sales force and our sales and marketing efforts may not be cost-effective or successful.

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

          Because of our reliance on third parties for the development, marketing and sale of our products, any revenues that we receive will be dependent on the efforts of these third parties, such as our corporate collaborators. These partners may terminate their relationships with us and may not diligently or successfully market our products. In addition, marketing consultants and contract sales organizations, such as those deployed by us currently or in the future for OcuGene, may market products that compete with our products and we must rely on their efforts and ability to effectively market and sell our products.  We may not be able to conclude arrangements with other companies to support the commercialization of our products on acceptable terms, or at all.  Moreover, our current financial condition may make us a less attractive partner to potential collaborators.  In addition, our collaborators may take the position that they are free to compete using our technology without compensating or entering into agreements with us. Furthermore, our collaborators may pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases or disorders targeted by these collaborative programs.

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

Our Current Financial Situation May Impede Our Ability to Adequately Protect or Enforce Our Legal Rights Under Agreements and to Our Intellectual Property

               We currently do not have sufficient funds, anticipated cash flow from operations and current cash commitments to us to continue our operations beyond approximately the middle of June 2003.  Our current financial situation may impede our ability to enforce our legal rights under various agreements we are currently a party to or may become a party to due to our inability to incur the costs associated with such enforcement.  Similarly, our lack of financial resources makes it more difficult for us to enforce our intellectual property rights, through the filing or maintenance of patents, taking legal action against those that may infringe on our proprietary rights, or otherwise.  Our inability to adequately protect our legal and intellectual property rights may make us more vulnerable to infringement and could harm our business.

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

We Rely on a Sole Source for Some of the Raw Materials in Our Products, and the Raw Materials We Need May Not be Available to Us

          We are dependent upon SSP for the active drug incorporated into our ISV-403 product candidate.  SSP has registered the compound with the FDA and is subject to the FDA’s review and oversight.  If SSP is unable to obtain and maintain FDA approval for their production of the drug or is otherwise unable to supply us with sufficient quantities of the drug, our ability to continue with the development, and potentially the commercial sale if the product is approved, would be interrupted and could harm our business.

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

We Compete in Highly Competitive Markets and Our Competitors’ Financial, Technical, Marketing, Manufacturing and Human Resources May Surpass or Limit Our Ability to Develop and/or Market Our Products and Technologies

          Our success depends upon developing and maintaining a competitive advantage in the development of products and technologies in our areas of focus. We have many competitors in the United States and abroad, including pharmaceutical, biotechnology and other companies with varying resources and degrees of concentration in the ophthalmic market.  Our competitors may have existing products or products under development which may be technically superior to ours or which may be less costly or more acceptable to the market. Competition from these companies is intense and is expected to increase as new products enter the market and new technologies become available. Many of our competitors have substantially greater financial, technical, marketing, manufacturing and human resources than we do. In addition, they may succeed in developing technologies and products that are more effective, safer, less expensive or otherwise more commercially acceptable than any that we have or will develop. Our competitors may obtain cost advantages, patent protection or other intellectual property rights that would block or limit our ability to develop our potential products. Our competitors may also obtain regulatory approval for commercialization of their products more effectively or rapidly than we will. If we decide to manufacture and market our products by ourselves, we will be competing in areas in which we have limited or no experience such as manufacturing efficiency and marketing capabilities. See “— We Have No Experience in Commercial Manufacturing and Need to Establish Manufacturing Relationships with Third Parties, and if Contract Manufacturing is Not Available to Us or Does Not Satisfy Regulatory Requirements, We Will Have to Establish Our Own Regulatory Compliant Manufacturing Capability.”

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

Management and Principal Stockholders May Be Able to Exert Significant Control On Matters Requiring Approval by Our Stockholders

          As of March 31, 2003, our management and principal stockholders together beneficially owned approximately 17% of our outstanding shares of common stock. As a result, these stockholders, acting together, may be able to effectively control all matters requiring approval by our stockholders, including the election of a majority of our directors and the approval of business combinations.

The Market Prices For Securities of Biopharmaceutical and Biotechnology Companies such as Ours Have Been and Are Likely to Continue to Be Highly Volatile Due to Reasons that Are Related and Unrelated to the Operating Performance and Progress of Our Company

          The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances, such as the audit report included in our Annual Report on Form 10-K for the year ended December 31, 2002 that included an explanatory paragraph referring to our recurring operating losses and a substantial doubt about our current financial situation and our ability to continue as a going concern, our ability to obtain new financing, the results of testing and clinical trials, the status of our relationships with third-party collaborators, technological innovations or new therapeutic products, governmental regulation, developments in patent or other proprietary rights, litigation or public concern as to the safety of products developed by us or others and general market conditions, concerning us, our competitors or other biopharmaceutical companies, may have a significant effect on the market price of our common stock. Further, the standstill agreement we had with Pharmacia in connection with our ISV-900 transaction entered into in November 1999 expired on May 11, 2002.  As a result, we no longer have any control over Pharmacia’s future purchases or sales of our common stock, which could increase the volatility in the market price for our common stock.  We have not paid any cash dividends on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

          In addition, the terrorist attacks in the U.S. and abroad, the U.S. retaliation for these attacks, the war in Iraq and continued world wide economic weakness and the related decline in consumer confidence have had, and may continue to have, an adverse impact on the U.S. and world economy.  Recent consumer reports indicate that consumer confidence has reached its lowest level since 1993.  These events, as well as, fluctuations in our operating results and market conditions for biopharmaceutical and biotechnology stocks in general, could have a significant effect on the volatility of the market price for our common stock and on the future price of our common stock.

We Have Adopted and Are Subject to Anti-Takeover Provisions That Could Delay or Prevent an Acquisition of Our Company

          Provisions of our certificate of incorporation and bylaws may constrain or discourage a third party from acquiring or attempting to acquire control of us. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock, 15,000 of which have been designated as Series A-1 Preferred Stock.  The board of directors has the authority to determine the price, rights, preferences, privileges and restrictions of the remaining unissued shares of preferred stock without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible financings, acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving us, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless conditions set forth in the Delaware General Corporation Law are met.

We Have Convertible, Redeemable Securities That May Result in Dilution for Common Stockholders, and In Certain Instances May Be Convertible Into Debt

          In August 2002, we entered into a stock purchase agreement with Bausch & Lomb concurrent with the Bausch & Lomb License Agreement for ISV-403.  The stock purchase agreement provides for Bausch & Lomb to purchase up to 15,000 shares of Series A-1 Preferred Stock for a purchase price equal to $1,000 per share for an aggregate investment of up to $15.0 million.  The initial investment, which occurred contemporaneously with the execution of the Bausch & Lomb License Agreement, was for 2,000 shares of Series A-1

Preferred Stock, for a total investment of $2.0 million.  In February 2003, Bausch & Lomb purchased an additional 2,000 shares of Series A-1 Preferred Stock for $2.0 million under the stock purchase agreement upon our achieving the first milestone set forth in that agreement.  If we achieve certain additional milestones, Bausch & Lomb will invest up to an additional $11.0 million in various closings from time to time.  The Series A-1 Preferred Stock does not contain voting rights, except as otherwise provided by the Delaware General Corporation law and each share is entitled to a $60 per annum cumulative dividend.

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

          In addition, in the event of the first commercial sale of the product pursuant to the terms of the Bausch and Lomb License Agreement, the Series A-1 Preferred Stock then outstanding shall be redeemed by us for cash and a pre-paid royalty.  See Note 2 to Notes to Condensed Consolidated Financial Statements contained herein and “Recent Sales of Unregistered Securities” under “Item 2. Changes in Securities and Use of Proceeds” in Part II of this report for additional information regarding the Series A-1 Preferred Stock.

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

          We invest our excess cash in investment grade, interest-bearing securities.  At March 31, 2003, we had approximately $0.9 million invested in money market mutual funds.  While a hypothetical decrease in market interest rates by 10 percent from the March 31, 2003 levels would cause a decrease in interest income, it would not result in a loss of the principal.  Additionally, the decrease in interest income would not be material.

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

Part II       OTHER INFORMATION

Item 1.      Legal Proceedings.

          None.

Item 2.      Changes in Securities and Use of Proceeds.

          Following our achievement of a certain milestone under the stock purchase agreement between us and Bausch & Lomb entered into in connection with a license agreement for ISV-403 in August 2002, we sold 2,000 shares of Series A-1 Preferred Stock to Bausch & Lomb in February 2003 for $2.0 million pursuant to a second closing under the stock purchase agreement. No underwriters or other agents were involved in the sale.

          In the event the license agreement with Bausch & Lomb for ISV-403 is terminated under certain circumstances, the Series A-1 Preferred Stock is convertible at Bausch & Lomb’s option into our common stock and potentially a note payable. If Bausch & Lomb elects to convert any shares of Series A-1 Preferred Stock into common stock, and potentially into a note payable, all shares of Series A-1 Preferred Stock will be converted at the same time.

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

•	the fair market value of 4.3 million shares of our common stock.

          The note would bear interest at a rate of prime plus 2% per annum and will have a term of 5 years.

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

          None.

Item 5.      Other Information.

          None.

Item 6.      Exhibits and Reports on Form 8-K.

a)         No exhibits are filed as part of this Quarterly Report.

b)        On February 11, 2003, we filed a Current Report on Form 8-K reporting under Item 5 and Item 7 the issuance of a press release announcing the receipt of a milestone under the license agreement, and related stock purchase agreement, with Bausch & Lomb Incorporated.

          On March 31, 2003, we filed a Current Report on Form 8-K reporting under Item 9 the furnishing of the certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  The certifications had accompanied the filing of our Annual Report on Form 10-K for the year ended December 31, 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSITE VISION INCORPORATED

Dated: May 15, 2003	by:	/s/ S. KUMAR CHANDRASEKARAN, PH.D.

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

Dated: May 15, 2003

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

Dated: May 15, 2003

/s/ S. KUMAR CHANDRASEKARAN, PH.D.

S. Kumar Chandrasekaran, Ph.D.
Chief Financial Officer