Form 10-Q
period 2003-06-30
INSITE VISION INC
filed 2003-08-14
CIK 802724

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-22332

INSITE VISION INCORPORATED
 (Exact name of registrant as specified in its charter)

Delaware	94-3015807
(State or other jurisdiction) of incorporation or organization)	(IRS Employer Identification No.)

965 Atlantic Avenue, Alameda, California	94501
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares of Registrant’s common stock, $0.01 par value, outstanding as of July 31, 2003: 25,136,786.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2003

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

InSite Vision Incorporated
Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)	June 30, 2003	December 31, 2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$1,179
Inventory	19	19
Prepaid expenses and other current assets	80	124

Total current assets	99	1,322
Property and equipment, at cost:
Laboratory and other equipment	992	1,087
Leasehold improvements	73	73
Furniture & fixtures	3	3

	1,068	1,163
Accumulated depreciation	651	619

	417	544

Total assets	$516	$1,866

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$800	$373
Accrued liabilities	380	307
Short-term notes payable to related parties ($100 secured by certain equipment)	289	—
Accrued compensation and related expense	185	289

Total current liabilities	1,653	969
Capital lease obligation, less current portion	6	10

Preferred stock, $0.01 par value, 5,000,000 shares authorized; 4,000 shares issued and outstanding at June 30, 2003; 2,000 shares issued and outstanding at December 31, 2002, value of shares in excess of conversion rights into 4,300,000 shares of common stock	1,665	—
Commitments
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 4,000 shares issued and outstanding at June 30, 2003; 2,000 shares issued and outstanding at December 31, 2002	2,484	2,048
Common stockholders’ equity (deficit):
Common stock, $0.01 par value, 60,000,000 shares authorized; 25,136,786 issued and outstanding at June 30, 2003; 25,131,786 issued and outstanding at December 31, 2002	251	251
Additional paid-in-capital	107,616	107,569
Notes receivable from stockholder	(208)	(231)
Accumulated deficit	(112,950)	(108,750)

Common stockholders’ deficit	(5,292)	(1,161)

Total Stockholders’ equity (deficit)	(1,143)	887

Total liabilities and stockholders’ equity (deficit)	$516	$1,866

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

(in thousands, except per share amounts)	2003	2002	2003	2002

Revenues	$1	$8	$5	$17
Cost of goods	4	14	12	31
Operating expenses:
Research and development	1,230	1,714	2,669	3,795
Cost reimbursement	—	66	—	66

Research and development, net	1,230	1,648	2,669	3,729
Selling, general and administrative	593	992	1,426	1,888

Total	1,823	2,640	4,095	5,617

Loss from operations	(1,826)	(2,646)	(4,102)	(5,631)
Interest, other income and expense, net	—	15	3	43

Net loss	(1,826)	(2,631)	(4,099)	(5,588)
Preferred dividends	60	—	101	—

Net loss applicable to common stockholders	$(1,886)	$(2,631)	$(4,200)	$(5,588)

Net loss per share applicable to common stockholders, basic and diluted	$(0.08)	$(0.11)	$(0.17)	$(0.22)

Shares used to calculate net loss per share applicable to common shareholders, basic and diluted	25,137	24,941	25,135	24,936

No cash dividends were declared or paid during the periods.

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,

(in thousands)	2003	2002

Operating activities
Net loss	$(4,100)	$(5,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	150	138
Stock based compensation	43	111
Changes in:
Prepaid expenses and other current assets	44	(17)
Current liabilities	399	(178)

Net cash used in operating activities	(3,464)	(5,534)
Investing activities
Purchases of property and equipment	(23)	(18)

Net cash used in investing activities	(23)	(18)
Financing activities
Issuance of preferred stock	2,000	—
Issuance of common stock	4	28
Note payment received from stockholder	23	26
Issuance of short-term notes payable to related parties	289	—
Payment of capital lease obligation	(8)	(18)

Net cash provided by financing activities	2,308	36

Net decrease in cash and cash equivalents	(1,179)	(5,516)
Cash and cash equivalents, beginning of period	1,179	10,095

Cash and cash equivalents, end of period	$—	$4,579

Supplemental disclosure:
Preferred dividends	$101	$—

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Notes to Condensed Consolidated Financial Statements
June 30, 2003
(Unaudited)

Note 1  -  Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for any future period.

          The Company’s consolidated financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern.  Except for 1999, the Company has incurred losses since its inception, including a net loss applicable to common stockholders of $4.2 million for the six months ended June 30, 2003, and the Company expects to incur substantial additional losses, including costs related to clinical trials, marketing and manufacturing expenses.  The Company has incurred negative cash flows from operations since inception, including net cash used in operations of $3.5 million for the six months ended June 30, 2003.  As of June 30, 2003, the Company had an accumulated deficit of $113.0 million and no cash and cash equivalents.  Subsequent to the end of the quarter, the Company obtained $500,000 in insider financing, to an officer of the Company who is also a member of the Board of Directors and an affiliate of a member of senior management, which is secured by substantially all of the Company’s assets.  In these circumstances, and notwithstanding any expense reduction measures the Company has undertaken, the Company expects it will not have sufficient funds to meet its various cash needs beyond approximately the beginning of September 2003 unless the Company is able to obtain additional funding from outside sources.  The Company continues to actively pursue various sources of additional funds, including debt or equity financing and new license and collaboration agreements.  There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.  If such funds are not available, management will be required to cease all operations and liquidate its remaining assets. In that case, the Company’s common stock may have no value. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to obtain funding and resultant ceasing of operations.

          The Company has undertaken a number of measures to reduce its short term operating expenses to allow it to continue operations without additional financing through approximately the beginning of September 2003, including: laying-off approximately 42% of its employees, voluntary salary reductions by its senior management team, ceasing work on all non-critical external activities, extending payment terms on its trade payables, working with its landlord to restructure its lease obligations, and other cost containment measures.  There is no assurance that these expense reduction efforts will enable the Company to continue operations or that if the Company does survive it has not significantly harmed its business or prospects.

          Any person considering an investment in the Company’s securities is urged to consider both the risk that the Company will cease operations at or around the beginning of September 2003, and the risk that its securities will be worthless even if it is successful in raising interim financing.  All of the statements set forth in this report are qualified by reference to those facts.  Please see “Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “--Risk Factors” for a discussion of these and other risk factors relating to the Company and an investment in its securities.

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

          The following are items in our financial statements that require significant estimates and judgments:

          Inventory.  Our inventories are stated at the lower of cost or market.  The cost of the inventory is based on the first-in first-out method.  If the cost of the inventory exceeds the expected market value a provision is recorded for the difference between cost and market.  At June 30, 2003, our inventories solely consisted of OcuGene kits.

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

          Pro forma information regarding net loss and loss per share is required by Statement of Financial Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarter ended June 30, 2003 and 2002, respectively: risk-free interest rates ranging from 0.89% to 5.11%; volatility factors for the expected market price of our common stock of 1.06 and 1.08; and a weighted-average expected life for the options of 4 years.  The following weighted-average assumptions were used to estimate the fair value for these options for the six months ended June 30, 2003 and 2003, respectively:  risk-free interest rates ranging from 0.89% to 5.83%; volatility factors for the expected market price of our common stock of 1.06 and 1.14; and a weighted-average expected life for the options of 4 years.

          The following table illustrates the effect on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS 123 to stock based employee compensation (in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net loss applicable to common stockholders-as reported	$(1,886)	$(2,631)	$(4,200)	$(5,588)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(42)	(41)	(359)	(82)

Net loss applicable to common stockholders-pro forma	$(1,928)	$(2,672)	$(4,559)	$(5,670)

Loss applicable to common stockholders per share:
Basic and diluted - as reported	$(0.08)	$(0.11)	$(0.17)	$(0.22)
Basic and diluted - pro forma	$(0.08)	$(0.11)	$(0.18)	$(0.23)

          The weighted average grant date fair value of options granted during the quarter ended June 30, 2002 was $1.64, no options were granted in the quarter ended June 30, 2003.  The weighted average grant date fair value of options granted during the six months ended June 30, 2003 and 2002 were $0.75 and $1.91, respectively.

          For purposes of pro forma disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period.

          The pro forma impact of options on the net loss for the quarter ended June 30, 2003 and 2002 is not representative of the effects on net income (loss) for future quarters, as future quarters will include the effects of additional stock grants.

          Due to the loss applicable to common stockholders, loss per share for the quarter ended June 31, 2003 and 2002 is based on the weighted average number of common shares only, as the effect of including equivalent shares from stock options would be anti-dilutive.  If the Company had recorded net income, the calculation of earnings per share would have been impacted by the dilutive effect of the Series A-1 Preferred Shares but would not have been effected by the minimal number of outstanding stock options and warrants priced below the market price of the common shares at June 30, 2003.

Note 2  -  Preferred Stock

          In February 2003, the Company received $2.0 million from the sale of 2,000 shares of its Series A-1 Preferred Stock to Bausch & Lomb Incorporated, or Bausch & Lomb, pursuant to a second closing under the August 2002 Preferred Stock Purchase Agreement between it and Bausch & Lomb. The sale was made pursuant to the Company’s achievement of a certain milestone contained in the August 2002 Preferred Stock Purchase Agreement.  If the Company achieves certain additional milestones contained in the August 2002 Stock Purchase Agreement, Bausch & Lomb will be required to purchase up to an additional $11.0 million of the Company’s Series A-1 Preferred Stock in various closings from time to time.  The August 2002 Preferred Stock Purchase Agreement was entered into contemporaneously with the execution of a Technology License Agreement between the Company and Bausch & Lomb to develop the Company’s ISV-403 product candidate for the treatment of ocular bacterial infections.

          As of June 30, 2003, Bausch & Lomb holds a total of 4,000 shares of Series A-1 Preferred Stock.  The Series A-1 Preferred Stock does not contain voting rights, except as otherwise provided by the Delaware General Corporation law and each share of Series A-1 Preferred Stock is entitled to a $60 per annum cumulative dividend.

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

          If Bausch & Lomb elects to convert any shares of Series A-1 Preferred Stock into common stock, and potentially into a note payable, all shares of Series A-1 Preferred Stock will be converted at the same time.  The actual number of shares of common stock issuable upon conversion of the Series A-1 Preferred Stock shall be equal to:

•	the actual purchase price of the Series A-1 Preferred Stock then outstanding plus all accumulated and unpaid dividends on the shares of Series A-1 Preferred Stock then outstanding, divided by

•	the fair market value of the Company’s common stock, up to a maximum of 4,300,000 shares of common stock, as may be adjusted for stock splits, stock dividends, recapitalizations and the like.

Upon the conversion of the Series A-1 Preferred Stock, the excess, if any, of:

•

          the actual purchase price of the Series A-1 Preferred Stock outstanding immediately prior to the conversion plus all accumulated and unpaid dividends on the shares of Series A-1 Preferred Stock outstanding immediately prior to the conversion, over

•

          the fair market value of 4,300,000 shares of the Company’s common stock shall be converted into a note payable.  The note will bear interest at a rate of prime plus 2% per annum and will have a term of 5 years.

          As of June 30, 2003, if the Series A-1 Preferred Stock had been converted into Common Stock, the number of shares of Common Stock, into which the Series A-1 Preferred Stock would have been converted would have exceeded the 4,300,000 maximum shares under the agreement.  The excess amount of the Series A-1 Preferred Stock, of approximately $1.7 million, has been excluded from stockholders’ equity in the Condensed Consolidated Balance Sheet as of June 30, 2003 and has been reported at the mezzanine. As of the filing of this Form 10-Q, approximately $1.9 million would have been excluded from stockholders’ equity and reported at the mezzanine.

          In addition, in the event of the first commercial sale of the product pursuant to the terms of the Bausch and Lomb License Agreement, the Series A-1 Preferred Stock then outstanding shall be redeemed by the Company for cash and a pre-paid royalty.

Note 3  -  Short-term Notes Payable and Subsequent Events

          In May and June 2003, the Company issued a series of short-term notes payable totaling $288,500 to members of the Board of Directors, senior management and other stockholders for cash.  $100,000 of these notes are Senior Secured Notes, bear a two percent (2%) annual interest rate, are due September 28, 2003 and are secured by a lien on certain pieces of laboratory and other equipment.  The remainder of these notes are unsecured, bear interest rates between two percent (2%) and twelve percent (12%) and are due August 15, 2003.

          In July and August 2003, the Company issued $500,000 short-term Senior Secured Notes payable to an officer of the Company who is also a member of the Board of Directors and an affiliate of a member of senior management for cash.  These notes bear interest at a rate of between five and one-half percent (5.5%) and twelve percent (12%), are due between September 30, 2003 and October 15, 2003 and are secured by a lien on substantially all of the assets of the Company, including the Company’s intellectual property, other than the equipment secured under the Senior Secured Notes described above and certain other equipment secured by the lessor of such equipment.

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

Overview

          As of June 30, 2003, our accumulated deficit was approximately $113.0 million.  Absent additional funding from private or public equity or debt financings, collaborative or other partnering arrangements, or other sources, as of August 14, 2003 we expect that our cash on hand, anticipated cash flow from operations and current cash commitments to us will only be sufficient to fund our operations until approximately the beginning of September 2003.  See “---Liquidity and Capital Resources.”  There is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all.  If such funds are not available, management will be required to cease all operations and liquidate our remaining assets.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to obtain funding and resultant ceasing of operations.  There can be no assurance that we will ever achieve or be able to maintain either significant revenues from product sales or profitable operations.

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

          Glaucoma Genetics. Our glaucoma genetics program, which has been pursued in collaboration with academic researchers, is focused on discovering genes that are associated with glaucoma, and the mutations on these genes that cause and regulate the severity of the disease. This genetic information then may be applied to develop new glaucoma diagnostic, prognostic and management tools. The first of these new tools, OcuGene, our genetic test to determine if an individual has a higher risk of developing a more aggressive form of glaucoma, is being introduced into targeted markets and was first introduced to the medical community at the end of 2001.  Development of additional clinical data will be necessary to clarify the market utility of OcuGene.

          In June 2003, a peer-reviewed study was published in Clinical Genetics titled “Association of the Myocilin mt.1 Promoter Variant with the Worsening of Glaucomatous Disease Over Time,” (2003: 64: 18-27). The study is based on information gathered at Philadelphia-based Wills Eye Hospital from 147 patients with primary open-angle glaucoma (POAG) who were followed for an average of approximately 15 years. Investigators conducted analyses that were controlled for various relevant disease-related baseline risk factors, including age, family history, initial drug treatment, initial surgical treatment, diabetes, gender, myopia and initial disease severity.

          “The results of this study indicate substantial evidence that the TIGR/MYOC mt.1(+) variant provides a strong marker for accelerated worsening of both optic disc and visual field measures of glaucoma progression above and beyond other baseline risk factors,” stated one of the authors of the study, Jon Polansky, M.D., University of California, San Francisco.  Our OcuGene glaucoma genetic test screens for the TIGR/MYOC mt.1(+) variant.

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

          The development of our ISV-205 product candidate, containing diclofenac, a non-steroidal anti-inflamatory drug currently used to treat ocular inflammation, is another result of our glaucoma genetics research.  This DuraSite formulation contains a drug that has been shown in cell and organ culture systems to inhibit the production of a protein that appears to block the outflow of fluid from the eye, which is believed to be related to glaucoma.  The ISV-205 product candidate delivers concentrations of diclofenac necessary in cell cultures to inhibit the production of the TIGR protein.

          A Phase 2a clinical study of ISV-205 was successfully completed in 1999 to evaluate the efficacy of two concentrations of diclofenac. Analysis of the data from this study indicates that ISV-205 was safe and associated with a 75% reduction in the number of subjects with clinically significant intraocular pressure elevation following steroid use.

          In 2001 we completed a Phase 2b clinical study of ISV-205 in 233 subjects with ocular hypertension.  Genetic information was collected on the subjects using our ISV-900 technology and the subjects were dosed twice daily with ISV-205 for six months.  Our ISV-900 technology detected the TIGR mt-1 or mt-11 mutations in approximately 70% of the ocular hypertensives participating in the study.  In patients with the TIGR mutations, a 0.1% formulation of ISV-205 was statistically significantly more effective than placebo in lowering intraocular pressure (p=0.008).  These effects were not seen to the same extent in patients without the TIGR mutations.  ISV-205 was similar to placebo in ocular safety and comfort in all patients.  Further clinical studies must be completed before we file for product approval with the U.S. Food and Drug Administration, or FDA.  However, we cannot assure you that similar clinical results will be achieved.  We are currently seeking a partner for this product candidate and have placed further development on hold until additional financing is obtained.

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

          ISV-403 is a formulation of a fluoroquinolone in the DuraSite system.  Fluoroquinolones are effective against gram-positive and gram-negative bacteria including Pseudomonas, and are often used as prophylaxis during ophthalmic surgery.  Based on recently conducted preclinical testing, it was determined that this is a fourth-generation fluoroquinolone, which has expanded bacterial sensitivities and may be effective against the bacteria that have developed resistance to prior generation fluoroquinolones and other antibiotics.  In addition, based on preclinical studies, we believe the ISV-403 formulation may allow for reduced dosing frequency compared to other fluoroquinolone formulations currently on the market.  In February 2003 we filed an Investigational New Drug Application, or IND, with the FDA and in April 2003 we began a Phase 1 clinical trial of ISV-403.  In June 2003 the dosing for the study was completed and the data is being compiled and analyzed.

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

          The first product utilizing our DuraSite technology is AquaSite®, a DuraSite formulation containing demulcents for the systematic treatment of dry eye.  CIBA Vision Ophthalmics, or CIBA Vision launched AquaSite in the U.S. as an over-the-counter medication in October 1992, pursuant to certain co-exclusive licensing arrangements with us.  We receive a royalty on sales of AquaSite by CIBA Vision.  In March 1999, we granted Global Damon Pharm, a Korean company, rights to be the exclusive distributor of AquaSite in the Republic of Korea under a ten-year royalty-bearing license.  In August 1999, we entered into a ten year royalty-bearing license with SSP for the manufacture and distribution of AquaSite in Japan.  In addition, we will be the sole supplier to SSP of some of the key ingredients necessary for the manufacture of AquaSite.

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

          Since our inception through the end of 2001, we had not received any revenues from the sale of our products, although we have received a small amount of royalties from the sale of our AquaSite product by CIBA Vision and Global Damon.  In the fourth quarter of 2001, we commercially launched our OcuGene glaucoma genetic test and early in 2002 we began to receive a small amount of revenues from the sale of this test.  With the exception of 1999, we have been unprofitable on an annual basis since our inception due to continuing research and development efforts, including preclinical studies, clinical trials and manufacturing of our product candidates. We have financed our research and development activities and operations primarily through private and public placement of our equity securities and, to a lesser extent, from collaborative agreements and bridge loans.

Results of Operations

          We earned revenues in the second quarter of 2003 and 2002 of $1,000 and $8,000, respectively, and $5,000 and $17,000 for the six months ended June 30, 2003 and June 30, 2002, respectively, from sales of OcuGene and sales of AquaSite® by CIBA Vision and Kukje Pharma Ind. Co., Ltd., our AquaSite manufacturing partner in Korea.  The decrease in revenue is due to reduced royalties resulting from lower sales of AquaSite during both the second quarter and the first half of 2003 compared to the second quarter and first half of 2002.  We recognize revenue when all services have been performed and collectibility is reasonably assured.  Accordingly, revenue for the sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product.

          Cost of goods of $4,000 and $14,000 in the second quarters of 2003 and 2002, respectively, and $12,000 and $31,000 for the six months ended June 30, 2003 and 2002, respectively, reflect the cost of OcuGene tests performed as well as the cost of sample collection kits distributed for use.  Both in the second quarter, and first six months, of 2002 a large number of OcuGene test kits were distributed, as the product was made initially available to interested parties.  A significantly lower number of units were shipped in the both the second quarter and first six months of 2003.

          Research and development expenses decreased to $1.2 million during the second quarter of 2003 from $1.7 million during the second quarter of 2002.  The 29% decrease in research and development expenses reflects cost containment efforts initiated in the first quarter of 2003.  In May 2003, we instituted a one-month furlough, which included 70% of our research and development personnel.  In June 2003, approximately 70% of the furloughed personnel were laid-off.  In the second quarter of 2003 we also continued to reduce our financial support of the research related to our genetics programs by not renewing certain research contracts pending the receipt of additional funding.  In a further effort to reduce expenses, we have, and will continue to, review our patent filings and will discontinue maintenance of patents and patent applications related to programs that we have determined not to pursue.

          Research and development expenses decreased to $2.7 million from $3.8 million for the first six months of 2003 compared to the first six months of 2002.  This 29% decrease reflects the personnel cost containment actions taken in the second quarter of 2003 and the reduction in support for external research which was begun in the first quarter of 2003.  Additionally, costs incurred in the first six months of 2002 for the license of the Optineuron gene from UCHC and the related cost of new patent filings, were not incurred in the first six months of 2003 as the majority of the initial filings were completed in 2002.

          In the first six months of 2003, we received no cost reimbursement.  In the first six months of 2002 we received $66,000 of cost reimbursement related to a retinal research program, which was completed in 2002.

          Selling, general and administrative expenses decreased to $593,000 during the second quarter of 2003 from $992,000 during the second quarter of 2002.  50% of this decrease is related to the scale-back of marketing expenses that had been incurred in the second quarter of 2002 related to the initial market introduction of OcuGene, such as advertising and our limited initial contract sales force.  In May 2003, we instituted a one-month furlough, which included approximately 64% of the selling, general and administrative personnel.  In June 2003, approximately 43% of the furloughed personnel were laid-off and an additional 29% had their part-time hours reduced.  Lower personnel costs also reflected voluntary salary reductions taken by senior management at the end of the first quarter of 2003, which continued in effect throughout the second quarter of 2003.  We also experienced a 38% reduction in costs related to external financial advisors and reporting expenses during the second quarter of 2003 compared to the second quarter of 2002.  However, expenses related to our insurance coverage, including directors and officers liability insurance, increased approximately 38% during the second quarter of 2003 compared to the second quarter of 2002, reflecting an increase in premiums that we believe is consistent with increases in such premiums in the industry generally.  Overall, the decline in expenses related to OcuGene, reductions in our personnel-related costs and the reduction in financial advisor and reporting costs more than offset our increased insurance coverage expenses and resulted in an overall decrease in selling, general and administrative expenses of approximately 40% in the second quarter of 2003 compared to the second quarter of 2002.

          Selling, general and administrative expenses decreased to $1.4 million during the first six months of 2003 from $1.9 million during the first six months of 2002.  This reflects the approximately 50% decrease in selling expenses related to the initial market introduction of OcuGene, such as advertising and our limited initial contract sales force.  The remaining decrease includes the impact of the reductions in personnel-related costs due to the furlough, lay-off and voluntary salary reductions, and the reduction in financial advisor and reporting costs.  While the cost or our insurance coverage, including directors and officers insurance increased approximately 40% for the first six months of 2003 compared to the first six months of 2002, these costs were more than offset by the other expense containment measures.

          Net interest and other income was reduced to zero in the second quarter of 2003 compared to $15,000 in the second quarter of 2002. This decrease is due principally to lower average cash balances.  Any interest earned or paid in the future will be dependent on our ability to raise additional funding and prevailing interest rates.

          We incurred net losses applicable to common stockholders of $1.9 million and $2.6 million during the second quarter of 2003 and 2002, respectively.  This decrease reflects the 27% decrease in personnel related expense due to the employee furlough, subsequent lay-off and voluntary salary reduction by senior management, partially offset by the increase in directors and officers insurance costs.  It also reflects the decrease in external research activities and selling expenses related to the launch of OcuGene.

          We incurred net losses applicable to common stockholders of $4.2 million and $5.6 million during the first six months of 2003 and 2002, respectively.  This 25% decrease was due to the scale-back of 2002 activities, such as our licensing of the Optineuron gene and the related patent activities and the selling, general and administrative expenses we incurred in 2002 as we began the launch of OcuGene.  Additionally, personnel related expenses decreased 15% due to the employee furlough, subsequent lay-off and voluntary salary reduction by senior management.

           If we are able to obtain funding and continue our operations, we anticipate that our net losses in the third quarter will decrease due to our expense reduction measures.  The actions we have taken include laying-off approximately 42% of our employees, voluntary salary reductions by our senior management team, ceasing work on all non-critical external activities, extending payment terms on our trade payables, working with our landlord to restructure our lease obligations, and other cost containment measures.  Although it is not possible to anticipate all potential effects the implementation of these expense control activities will have on us or our development, we expect that among other things, these activities will delay the initiation of Phase 3 clinical trials on ISV-401 and will impact our ability to promote OcuGene.  The extent and ramifications of these delays will be dependent upon our ability to obtain financing, the timing of the receipt of such financing and the amount of such financing, if any.

Liquidity and Capital Resources

          Through 1995, we financed our operations primarily through private placements of preferred stock, totaling approximately $32 million, and an October 1993 public offering of Common Stock, which resulted in net proceeds of approximately $30 million.  After 1995, we financed our operations primarily through a January 1996 private placement of Common Stock and warrants resulting in net proceeds of approximately $4.7 million and an April 1996 public offering which raised net proceeds of approximately $8.1 million.  In accordance with a July 1996 agreement with B&L, we received a total of $2.0 million from the sale of Common Stock in August 1996 and 1997.  In September 1997, we completed a $7.0 million private placement of 7,000 shares of Series A Redeemable Convertible Preferred Stock resulting in net proceeds of approximately $6.5 million.  In January 1999, we entered into a transaction with Pharmacia from which we received a total of $3.5 million from the sale of Common Stock in January 1999 and September 1999.  In November 1999, we entered into another transaction with Pharmacia from which we received a $5.0 million licensing fee and, in January 2000, received $2.0 million from the sale of Common Stock.  In April 2000, we received $0.6 million from the issuance of Common Stock from the exercise of warrants issued as part of the 1995 private placement.  In May 2000, we completed a private placement of Common Stock and warrants from which we received net proceeds of approximately $13.0 million.  During 2000, 2001, and 2002, we also received $243,000, $71,000, and $123,000 respectively, from the issuance of Common Stock upon the exercise of stock options and sales of Common Stock through our Employee Stock Purchase Plan.  In August 2002, we received $2.0 million from the issuance of 2,000 shares of Series A-1 Preferred Stock to Bausch & Lomb in connection with the licensing of our antibiotic program ISV-403.  In February 2003, we received $2.0 million for the issuance of an additional 2,000 shares of Series A-1 Preferred Stock to Bausch & Lomb related to reaching the first milestone under the ISV-403 license. In May and June 2003 the Company received $288,500 from the issuance of short-term notes payable from members of the Board of Directors, senior management and other shareholders.  At June 30, 2003, our cash and cash equivalents balance was zero compared to $1.2 million as of December 31, 2002.    In July and August 2003, we received short-term financing of $500,000 which is secured by substantially all of our assets from an officer who is also a member of the Board of Directors and other investors affiliated with a member of senior management. It is our policy to invest our cash and cash equivalents, if any, in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt.

          In their audit report accompanying our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, our auditors included an explanatory paragraph referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern. Absent immediate additional funding from private or public equity or debt financings, collaborative or other partnering arrangements, or other sources, we expect that our cash on hand, anticipated cash flow from operations and current cash commitments to us will only be adequate to fund our operations until approximately the beginning of September 2003.  If we are unable to secure sufficient additional funding prior to the beginning of September 2003, we will need to cease operations and liquidate our assets. Our financial statements were prepared on the assumption that we will continue as a going concern and do not include any adjustments that might result should we be unable to continue as a going concern.

          We are currently engaged in discussions with several institutional investors and potential collaborative partners to obtain sufficient interim funding prior to the end of August 2003 that we believe would enable us to continue operations for an additional 90 to 120 days.  If we are able to secure such interim funding, we are hopeful that we would be able to secure longer term financing or collaborative arrangements prior to exhausting such interim funding.  However, there can be no assurance that we will be able to obtain such interim funding on acceptable terms or at all, or, if we obtain such interim funding, that we will be able to obtain longer term financing or collaborative arrangements to enable us to continue our operations.

          We have undertaken a number of measures to reduce our short term operating expenses to allow us to continue operations without additional financing through approximately the beginning of September 2003, including: laying-off approximately 42% of our employees, voluntary salary reductions by our senior management team, ceasing work on all non-critical external activities, extending payment terms on our trade payables, working with our landlord to restructure our lease obligations, and other cost containment measures.  However, even with these expense reductions, as of August 14, 2003, we expect our cash on hand, anticipated cash flow from operations and current cash commitments to us will only be sufficient to fund our operations as currently conducted through approximately the beginning of September 2003.  If we are unable to complete an interim financing transaction prior to that time, we will cease operations and liquidate our assets.  In addition, there can be no assurance that we will be able to successfully implement these expense reduction plans or that we will be able to do so without significantly harming our business, financial condition or results of operations.  In order to continue long-term operations we will require and are seeking additional funding through public or private equity or debt financings, collaborative or other partnering arrangements, and from other sources.  However, there can be no assurance that we will obtain interim or longer-term financing or that such funding, if obtained, will be sufficient to continue our operations as currently conducted or in a manner necessary for the long-term success of our company.  If we raise funds through the issuance of debt securities, such debt will be secured by a security interest or pledge of all of our assets, will require us to make principal and interest payments, would likely include the issuance of warrants and may subject us to restrictive covenants.  In addition, our stockholders may suffer substantial dilution if we raise additional funds by issuing equity securities.

          Net cash used in operating activities was $3.5 million and $5.5 million for the six months ended June 30, 2003 and 2002, respectively.  Operating activities in the second quarter of 2003 related primarily to research and development expenditures for our antibiotic programs ISV-403 and ISV-401, and the expenses incurred related to the on-going launch of OcuGene.  The reduction in net cash used in operating activities primarily reflects the termination of certain genetic research programs, reduction in patent maintenance, lower marketing costs related to OcuGene, and reductions in personnel-related costs.

          Net cash used in investing activities of $23,000 and $18,000 for the first six months of 2003 and 2002, respectively, reflected the acquisition of laboratory and other equipment.  The increase in the first six months of 2003 primarily related to obtaining equipment related to the manufacture of Phase 1 and Phase 2 clinical units for ISV-403 in our pilot facility.

          Cash provided by financing activities was $2.3 million in the first six months of 2003 compared to $36,000 in the first six months of 2002.  We received $2.0 million in the first quarter of 2003 from the issuance of 2,000 shares of our Series A-1 preferred stock to Bausch & Lomb under the ISV-403 license agreement.  We issued $289,000 of short-term notes payable in the first six-months of 2003 to directors, members of senior management and other stockholders.  These notes bear interest at rates from 2% to 12% and are due from August 15, 2003 through September 28, 2003.  We received $4,000 in the first six months of 2003 from the issuance of our common stock from the exercise of stock options by employees compared to $28,000 in the first six months of 2002.  We received payments on a note to a stockholder of $23,000 and $26,000 in the six months ended June 30, 2003 and 2002, respectively.  We also made $8,000 of payments on capital leases for certain laboratory equipment in the first six months of 2003 compared to $18,000 in the first six months of 2002.

          Assuming we are able to obtain additional financing and continue our operations, our future capital expenditures and requirements will depend on numerous factors, including the progress of our research and development programs and preclinical and clinical testing, the time and costs involved in obtaining regulatory approvals, our ability to successfully commercialize OcuGene and any other products that we may launch in the future, our ability to establish collaborative arrangements, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in our existing collaborative and licensing relationships, acquisition of new businesses, products and technologies, the completion of commercialization activities and arrangements, and the purchase of additional property and equipment.

          We anticipate no material capital expenditures to be incurred for environmental compliance in fiscal year 2003.  Based on our environmental compliance record to date, and our belief that we are current in compliance with applicable environmental laws and regulations, environmental compliance is not expected to have a material adverse effect on our operations.

RISK FACTORS

We Require Immediate Significant Additional Funding to Continue our Operations and If We Do Not Receive Such Funding We Will Cease Operations and Liquidate our Assets.

          In their audit report accompanying our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, our auditors included an explanatory paragraph referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern. Absent additional funding from private or public equity or debt financings, collaborative or other partnering arrangements, or other sources, our cash on hand, anticipated cash flow from operations and current cash commitments to us will only be adequate to fund our operations until approximately the beginning of September 2003, notwithstanding expense reduction measures we have undertaken. Although we are currently engaged in discussions with several institutional investors and potential collaborative partners to obtain sufficient interim funding prior to the end of August 2003 that we believe would enable us to continue operations for an additional 90 to 120 days, we may not be able to obtain such interim funding on acceptable terms or at all.  If such funds are not available, management will be required to cease all operations and liquidate its remaining assets.  Moreover, even if we obtain sufficient interim funding to enable us to continue our operations beyond the beginning of September 2003, we will require substantial additional funding to enable us to continue long term operations, to develop and conduct testing on our potential products, to support our sales and marketing efforts for our OcuGene glaucoma genetic test and, if we decide to do so, to independently manufacture or market any of our other products.  There can be no assurance that we would be able to receive such additional long term financing.  If we do not obtain such long term financing we will be unable to pay off any interim financing we receive and would have to cease operations and liquidate our assets.  In addition, since the release of the audit report accompanying our Annual Report on Form 10K for the fiscal year ended December 31, 2002, our stock price has declined and our stock price may continue to decline given our current financial situation.

          We are seeking both short term and long term additional funding through public or private equity or debt financings, collaborative or other partnering arrangements, and from other sources.  However, our current financial situation may harm our ability to obtain additional funding and could make the terms of any such funding, if available, significantly less favorable than would otherwise be the case.  Our board of directors has the authority to determine the price and terms of any sale of common stock and the rights, preferences and privileges of any preferred stock or debt or other security that is convertible into or exercisable for the common stock.  The terms of any securities issued to future investors may be superior to the rights of our common stockholders, could result in substantial dilution and could adversely affect the market price for our common stock.

          Our stockholders may suffer substantial dilution if we raise additional funds by issuing equity securities. If we raise funds through the issuance of debt securities, such debt will be secured by a security interest or pledge of all of our assets, will require us to make principal and interest payments, would likely include the issuance of warrants, and may subject us to restrictive covenants. However, if we cannot raise sufficient additional funding, we will be required to cease operations and liquidate our assets.

          Assuming we are able to raise additional funding and continue our operations, our future capital requirements will depend upon many factors, including:

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

Our Management has Undertaken a Number of Measures to Reduce our Operating Expenses, but These Measures Will Not Alone be Sufficient to Enable us To Continue Operations Beyond the Beginning of September 2003 and May Have Other Negative Consequences

          Our management has implemented plans designed to reduce our cash requirements through reductions in operating expenditures.  The actions we have taken include laying-off approximately 42% of our employees, voluntary salary reductions by our senior management team, ceasing work on all non-critical external projects, extending payment terms on our trade payables, working with our landlord to restructure our lease obligations, and other cost containment measures.  Although it is not possible to anticipate all potential effects the implementation of these expense control measures will have on us or our development, we expect that among other things, these activities will delay the initiation of Phase 3 clinical trials on ISV-401 and will impact our ability to promote OcuGene.  The extent and ramifications of these delays will be dependent upon our ability to raise additional financing, the timing of the receipt of financing and the amount of such financing, if any.  However, even with these expense reductions, our current cash on hand, anticipated cash flow from operations and current cash commitments to us are only sufficient to fund our operations through approximately the beginning of September 2003.  If we are unable to complete a financing transaction or collaborative arrangement prior to that time, we will cease operations and liquidate our assets.  In addition, there is no assurance that these expense reduction efforts will enable us to continue operations or that if we do survive we have not significantly harmed our business or prospects.

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

We Are dependent Upon Key Employees and We May Not Be Able to Retain or Attract Key Employees, and Our Ability to Attract and Retain Key Employees is Likely to be Harmed by Our Current Financial Situation

          We are highly dependent on Dr. Chandrasekaran, who is our chief executive officer, president and chief financial officer, and on other principal members of our scientific and management team.  The loss of services from any of these key personnel might significantly delay or prevent the achievement of planned development objectives.  Furthermore, a critical factor to our success will be recruiting and retaining qualified personnel.  Competition for skilled individuals in the biotechnology business is highly intense, and we may not be able to continue to attract and retain personnel necessary for the development of our business.  Our ability to attract and retain such individuals is likely to be significantly reduced by our current financial situation.  For example, we have recently layed-off approximately 42% of our employees and our senior management has agreed to accept reduced salaries.  These measures and other cost reduction measures we have undertaken make it more likely that such individuals will seek other employment opportunities and may leave our company permanently.  The loss of key personnel or the failure to recruit additional personnel or to develop needed expertise could harm our business.

Questions Concerning Our Financial Conditon May Cause Customers and Current and Potential Partners to Reduce or Not Conduct Business with Us

          Due to our present financial condition and concerns regarding our ability to continue operations, customers and current and potential partners may decide not to conduct business with us, may reduce the business they conduct with us, or may conduct business with us on terms that are less favorable than those customarily offered by them. In that event, our sales would likely decrease, our product development efforts would suffer and our business will be significantly harmed.

We Have a History of Operating Losses and We Expect to Continue to Have Losses in the Future

          We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that did not prove to have commercial potential. As of June 30, 2003, our accumulated deficit was approximately $113.0 million.  We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties or other revenues from sales of our products. In addition, we recognize revenue when all services have been performed and collectibility is reasonably assured, accordingly, revenue for the sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product.

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

Our Business Depends Upon Our Proprietary Rights, and We May Not Be Able to Adequately Protect, Enforce or Secure Our Intellectual Property Rights

          Our future success will depend in large part on our ability to obtain patents, protect trade secrets, obtain and maintain rights to technology developed by others, and operate without infringing upon the proprietary rights of others. A substantial number of patents in the field of ophthalmology and genetics have been issued to pharmaceutical, biotechnology and biopharmaceutical companies. Moreover, competitors may have filed patent applications, may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with ours. Our patent applications may not be approved. We may not be able to develop additional proprietary products that are patentable.  Even if we receive patent issuances, those issued patents may not be able to provide us with adequate protection for our inventions or may be challenged by others.  Furthermore, the patents of others may impair our ability to commercialize our products. The patent positions of firms in the pharmaceutical and genetic industries generally are highly uncertain, involve complex legal and factual questions, and have recently been the subject of much litigation. Neither the United States Patent and Trademark Office nor the courts has developed, formulated, or presented a consistent policy regarding the breadth of claims allowed or the degree of protection afforded under pharmaceutical and genetic patents. Despite our efforts to protect our proprietary rights, others may independently develop similar products, duplicate any of our products or design around any of our patents. In addition, third parties from which we have licensed or otherwise obtained technology may attempt to terminate or scale back our rights.

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

Our Current Financial Situation May Impede Our Ability to Adequately Protect or Enforce Our Legal Rights Under Agreements and to Our Intellectual Property

          We currently do not have sufficient funds, anticipated cash flow from operations and current cash commitments to us to continue our operations beyond approximately the beginning of September 2003.  Our current financial situation may impede our ability to enforce our legal rights under various agreements we are currently a party to or may become a party to due to our inability to incur the costs associated with such enforcement.  Similarly, our lack of financial resources makes it more difficult for us to enforce our intellectual property rights, through the filing or maintenance of patents, taking legal action against those that may infringe on our proprietary rights, defending infringement claims against us, or otherwise.  Our inability to adequately protect our legal and intellectual property rights may make us more vulnerable to infringement and could harm our business.

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

          Contract manufacturers must adhere to Good Manufacturing Practices regulations that are strictly enforced by the FDA on an ongoing basis through the FDA’s facilities inspection program. Contract manufacturing facilities must pass a pre-approval plant inspection before the FDA will approve a new drug application. Some of the material manufacturing changes that occur after approval are also subject to FDA review and clearance or approval. The FDA or other regulatory agencies may not approve the process or the facilities by which any of our products may be manufactured. Our dependence on third parties to manufacture our products may harm our ability to develop and deliver products on a timely and competitive basis. Should we be required to manufacture products ourselves, we:

•	will be required to expend significant amounts of capital to install a manufacturing capability;
•	will be subject to the regulatory requirements described above;
•	will be subject to similar risks regarding delays or difficulties encountered in manufacturing any such products; and

•	will require substantial additional capital than we otherwise may require.

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

          Clinical laboratories must adhere to Good Laboratory Practice regulations that are strictly enforced by the FDA on an ongoing basis through the FDA’s facilities inspection program.  Should we be required to perform the analytical procedures for genetic testing ourselves, we:

•	will be required to expend significant amounts of capital to install an analytical capability;
•	will be subject to the regulatory requirements described above; and
•	will require substantial additional capital than we otherwise may require.

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

          We have entered into a material supply agreement for azithromycin, the active drug incorporated into our ISV-401 product candidate.  The supplier has registered with the FDA and is subject to the FDA’s review and oversight.  If the FDA were to identify issues in the production of the drug that the supplier was unable to quickly resolve, or other issues were to arise that impact production, our ability to continue with the development, and potentially the commercial sale if the product is approved, would be interrupted and would harm our business.  Additional suppliers for this drug exist, but qualification of an alternative source can be time consuming, expensive and could result in a delay that could harm our business.

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

Our Products Are Subject to Government Regulations and Approval Which May Delay or Prevent the Marketing of Potential Products and Impose Costly Procedures Upon Our Activities

          The FDA and comparable agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon preclinical and clinical testing, manufacturing and marketing of pharmaceutical products. Lengthy and detailed preclinical and clinical testing, validation of manufacturing and quality control processes, and other costly and time-consuming procedures are required. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. The effect of government regulation may be to delay or to prevent marketing of potential products for a considerable period of time and to impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approval for any products we develop on a timely basis, or at all. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. If regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which a product may be marketed. Further, even after we have obtained regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. Moreover, the FDA has recently reduced previous restrictions on the marketing, sale and prescription of products for indications other than those specifically approved by the FDA. Accordingly, even if we receive FDA approval of a product for certain indicated uses, our competitors, including our collaborators, could market products for such indications even if such products have not been specifically approved for such indications. Additionally, the FDA recently issued an advisory that microarrays used for diagnostic and prognostic testing may need regulatory approval. The need for regulatory approval of multiple gene analysis is uncertain at this time. Delay in obtaining or failure to obtain regulatory approvals would make it difficult or impossible to market our products and would harm our business.

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

We Compete in Highly Competitive Markets and Our Competitors’ Financial, Technical, Marketing, Manufacturing and Human Resources May Surpass Ours and Limit Our Ability to Develop and/or Market Our Products and Technologies

          Our success depends upon developing and maintaining a competitive advantage in the development of products and technologies in our areas of focus. We have many competitors in the United States and abroad, including pharmaceutical, biotechnology and other companies with varying resources and degrees of concentration in the ophthalmic market.  Our competitors may have existing products or products under development which may be technically superior to ours or which may be less costly or more acceptable to the market. Competition from these companies is intense and is expected to increase as new products enter the market and new technologies become available. Many of our competitors have substantially greater financial, technical, marketing, manufacturing and human resources than we do, particularly in light of our current financial condition. In addition, they may succeed in developing technologies and products that are more effective, safer, less expensive or otherwise more commercially acceptable than any that we have or will develop. Our competitors may obtain cost advantages, patent protection or other intellectual property rights that would block or limit our ability to develop our potential products. Our competitors may also obtain regulatory approval for commercialization of their products more effectively or rapidly than we will. If we decide to manufacture and market our products by ourselves, we will be competing in areas in which we have limited or no experience such as manufacturing efficiency and marketing capabilities. See “— We Have No Experience in Commercial Manufacturing and Need to Establish Manufacturing Relationships with Third Parties, and if Contract Manufacturing is Not Available to Us or Does Not Satisfy Regulatory Requirements, We Will Have to Establish Our Own Regulatory Compliant Manufacturing Capability.”

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

Uncertainties Regarding Healthcare Reform and Third-Party Reimbursement May Impair Our Ability to Raise Capital, Form Collaborations and Sell Our Products

          The continuing efforts of governmental and third-party payers to contain or reduce the costs of healthcare through various means may harm our business. For example, in some foreign markets the pricing or profitability of health care products is subject to government control. In the United States, there have been, and we expect there will continue to be, a number of federal and state proposals to implement similar government control. The implementation or even the announcement of any of these legislative or regulatory proposals or reforms could harm our business by impeding our ability to achieve profitability, raise capital or form collaborations.

          In addition, the availability of reimbursement from third-party payers determines, in large part, the demand for healthcare products in the United States and elsewhere. Examples of such third-party payers are government and private insurance plans. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, and third-party payers are increasingly challenging the prices charged for medical products and services. If we succeed in bringing one or more products to the market, reimbursement from third party payers may not be available or may not be sufficient to allow us to sell our products on a competitive or profitable basis.

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

Management and Principal Stockholders May Be Able to Exert Significant Control On Matters Requiring Approval by Our Stockholders and Security Interests in Our Assets Held by Management May Enable Them to Control the Disposition of Such Assets

          As of June 30, 2003, our management and principal stockholders together beneficially owned approximately 17% of our outstanding shares of common stock. As a result, these stockholders, acting together, may be able to effectively control all matters requiring approval by our stockholders, including the election of a majority of our directors and the approval of business combinations.

          In May and June 2003, we issued a series of short-term notes payables totaling $288,500 to members of the Board of Directors, senior management and other stockholders for cash. $100,000 of these notes are Senior Secured Notes, bear a two percent (2%) annual interest rate, are due September 28, 2003 and are secured by a lien on certain pieces of laboratory and other equipment. The remainder of these notes are unsecured, bear interest rates between two percent (2%) and twelve percent (12%) and are due August 15, 2003.

          In July and August 2003, we issued $500,000 short-term Senior Secured Notes payable to an officer of us who is also a member of the Board of Directors and an affiliate of a member of senior management for cash.  These notes bear an interest rate between five and one-half percent (5.5%) and twelve percent (12%), are due between September 30, 2003 and October 15, 2003 and are secured by a lien on substantially all of our assets including our intellectual property, other than the equipment secured under the Senior Secured Notes issued in May 2003, and certain other equipment secured by the lessor of such equipment.

          These security interests enable these members of our Board and management to control the disposition of these assets in the event of our liquidation, or cause us to enter into involuntary liquidation proceedings in the event we default on our obligations.

The Market Prices For Securities of Biopharmaceutical and Biotechnology Companies such as Ours Have Been and Are Likely to Continue to Be Highly Volatile Due to Reasons that Are Related and Unrelated to the Operating Performance and Progress of Our Company

          The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances, such as our current financial condition, the audit report included in our Annual Report on Form 10-K for the year ended December 31, 2002 that included an explanatory paragraph referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern, our ability to obtain new financing, the results of testing and clinical trials, the status of our relationships with third-party collaborators, technological innovations or new therapeutic products, governmental regulation, developments in patent or other proprietary rights, litigation or public concern as to the safety of products developed by us or others and general market conditions, concerning us, our competitors or other biopharmaceutical companies, may have a significant effect on the market price of our common stock. Further, the standstill agreement we had with Pharmacia in connection with our ISV-900 transaction entered into in November 1999 expired on May 11, 2002.  As a result, we no longer have any control over Pharmacia’s future purchases or sales of our common stock, which could increase the volatility in the market price for our common stock.  We have not paid any cash dividends on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

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

We Have Adopted and Are Subject to Anti-Takeover Provisions That Could Delay or Prevent an Acquisition of Our Company

          Provisions of our certificate of incorporation and bylaws may constrain or discourage a third party from acquiring or attempting to acquire control of us. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock, 15,000 of which have been designated as Series A-1 Preferred Stock.  Our board of directors has the authority to determine the price, rights, preferences, privileges and restrictions of the remaining unissued shares of preferred stock without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible financings, acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving us, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless conditions set forth in the Delaware General Corporation Law are met.

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

          In addition, in the event of the first commercial sale of the product pursuant to the terms of the Bausch and Lomb License Agreement, the Series A-1 Preferred Stock then outstanding shall be redeemed by us for cash and a pre-paid royalty.  See Note 2 to Notes to Condensed Financial Statements contained herein and “Recent Sales of Unregistered Securities” under “Item 2. Changes in Securities and Use of Proceeds” in Part II of this report for additional information regarding the Series A-1 Preferred Stock.

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

          We invest our excess cash in investment grade, interest-bearing securities.  While a hypothetical decrease in market interest rates by 10 percent from the June 30, 2003 levels would cause a decrease in interest income, it would not result in a loss of the principal.  Additionally, the decrease in interest income would not be material.

Item 4. Controls and Procedures

          As of the end of the quarter ended June 30, 2003, the Company’s management, including its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended.  Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings.

          On June 23, 2003 Xmark Funds, L.P. et al, filed a complaint in the United States District Court, Southern District of New York against us alleging that InSite Vision breached the terms of the term sheet signed between Xmark Funds and us in May 2003, by not accepting an investment from Xmark Funds.  The complaint seeks monetary damages.  On July 14, 2003, we filed an answer to the complaint.

Item 2.  Changes in Securities and Use of Proceeds.

          Following our achievement of a milestone under the stock purchase agreement between us and Bausch & Lomb entered into in connection with a license agreement for ISV-403 in August 2002, we sold 2,000 shares of Series A-1 Preferred Stock to Bausch & Lomb in February 2003 for $2.0 million pursuant to a second closing under the stock purchase agreement. No underwriters or other agents were involved in the sale.

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

(i) 31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

(ii) 31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

(iii) 32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)        On April 29, 2003, we filed a Current Report on Form 8-K reporting under Item 9 the furnishing of the certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  The certifications had accompanied the filing of Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2002.

          On May 14, 2003, we filed a Current Report on Form 8-K reporting under Item 7 a copy of a press release, which, among other things, set forth our results of operations for the quarter ended March 31, 2003.

          On May 15, 2003, we filed a Current Report on Form 8-K reporting under Item 9 the furnishing of the certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  The certifications had accompanied the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSITE VISION INCORPORATED

Dated: August 14, 2003	by:	/s/ S. KUMAR CHANDRASEKARAN, PH.D.

S. Kumar Chandrasekaran, Ph.D. Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)