Form 10-Q/A
period 2003-06-30
INSITE VISION INC
filed 2003-08-22
CIK 802724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, originally filed on August 14, 2003 (the “Original Filing”). This Amendment is being filed to amend Part II, Item 6 of the Original Filing to include certain exhibits which were inadvertently omitted from the Original Filing. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

2

Part II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

a)	Exhibits

	10.38	Form of Senior Secured Notes in the aggregate principal amount of $100,000, each dated May 28, 2003, issued by the Company to the holders listed on the signature pages to the Equipment Lien Agreement included as Exhibit 10.39 hereto.

	10.39	Form of Equipment Lien Agreement, dated as of May 28, 2003, between the Company and the holders listed on the signature pages thereto.

	10.40	Form of Promissory Notes in the aggregate principal amount of $188,500, dated between June 13, 2003 and June 30, 2003, issued by the Company to certain members of the Company’s Board of Directors, senior management, and stockholders.

	10.41	Form of Waiver and Amendment to Promissory Notes by and between the Company and the holders of the Promissory Notes included as Exhibit 10.40 hereto.

	10.42	Form of Senior Secured Note in the principal amount of $400,000 dated July 15, 2003, issued by the Company to S. Kumar Chandrasekaran, Ph.D.

	10.43	Form of Senior Secured Note in the principal amount of $50,000, dated July 30, 2003, issued by the Company to MHU Ventures, Inc.

	10.44	Form of Senior Secured Note in the principal amount of $100,000, dated August 13, 2003, issued by the Company to CNE Investment, LLC.

	10.45	Form of Security Agreement, dated as of July 15, 2003, between the Company and the holders listed on the signature pages thereto.

	10.46	Form of Amendment to July 15, 2003 Security Agreement, dated as of July 30, 2003, by and among the Company and the parties listed on the signature page thereto.

	31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

	31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

	32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)    Reports on Form 8-K

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

On May 15, 2003, we filed a Current Report on Form 8-K reporting under Item 9 the furnishing of the certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The certifications had accompanied the filing of our Quarterly Report on Form 10-Q for the quarter ended May 31, 2003.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 22, 2003		INSITE VISION INCORPORATED

	by:	/s/ S. Kumar Chandrasekaran, Ph.D.
S. Kumar Chandrasekaran, Ph.D.
Chairman of the Board,
Chief Executive Officer, President and Chief Financial Officer
(on behalf of the registrant and as principal financial and accounting officer)

4

EXHIBIT INDEX

Exhibit

10.38	Form of Senior Secured Notes in the aggregate principal amount of $100,000, each dated May 28, 2003, issued by the Company to the holders listed on the signature pages to the Equipment Lien Agreement included as Exhibit 10.39 hereto.

10.39	Form of Equipment Lien Agreement, dated as of May 28, 2003, between the Company and the holders listed on the signature pages thereto.

10.40	Form of Promissory Notes in the aggregate principal amount of $188,500, dated between June 13, 2003 and June 30, 2003, issued by the Company to certain members of the Company’s Board of Directors, senior management, and stockholders.

10.41	Form of Waiver and Amendment to Promissory Notes to Promissory Notes by and between the Company and the holders of the Promissory Notes included as Exhibit 10.40 hereto.

10.42	Form of Senior Secured Note in the principal amount of $400,000 dated July 15, 2003, issued by the Company to S. Kumar Chandrasekaran, Ph.D.

10.43	Form of Senior Secured Note in the principal amount of $50,000, dated July 30, 2003, issued by the Company to MHU Ventures, Inc.

10.44	Form of Senior Secured Note in the principal amount of $100,000, dated August 13, 2003, issued by the Company to CNE Investment, LLC.

10.45	Form of Security Agreement, dated as of July 15, 2003, between the Company and the holders listed on the signature pages thereto.

10.46	Form of Amendment to July 15, 2003 Security Agreement, dated as of July 30, 2003, by and among the Company and the parties listed on the signature page thereto.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.