Form 10-Q
period 2003-09-30
INSITE VISION INC
filed 2003-11-19
CIK 802724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Registrant’s common stock, $0.01 par value, outstanding as of October 31, 2003: 26,014,146.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

InSite Vision Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$150	$1,179
Inventory	18	19
Prepaid expenses and other current assets	89	124

Total current assets	257	1,322
Property and equipment, at cost:
Laboratory and other equipment	953	1,087
Leasehold improvements	73	73
Furniture & fixtures	3	3

	1,029	1,163
Accumulated depreciation	680	619

	349	544

Deferred debt issuance cost	86	—
Total assets	$692	$1,866

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Short-term notes payable to related parties, unsecured	$296	$—
Short-term notes payable to related parties, secured	650	—
Accounts payable	889	373
Deferred rent	145	—
Accrued liabilities	569	307
Accrued compensation and related expense	171	289

Total current liabilities	2,720	969

Capital lease obligation, less current portion	3	10
Convertible Notes Payable (net of beneficial conversion feature of $498,000)	2	—
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 4,000 shares issued and outstanding at September 30, 2003; 2,000 shares issued and outstanding at December 31, 2002, value of shares in excess of conversion rights into 4,300,000 shares of common stock	2,059	—
Commitments
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized; 4,000 shares issued and outstanding at September 30, 2003; 2,000 shares issued and outstanding at December 31, 2002	2,150	2,048

Common stockholders’ equity (deficit):
Common stock, $0.01 par value, 60,000,000 shares authorized; 25,136,786 issued and outstanding at September 30, 2003; 25,131,786 issued and outstanding at December 31, 2002	251	251
Additional paid-in-capital	108,128	107,569
Notes receivable from stockholder	(208)	(231)
Accumulated deficit	(114,413)	(108,750)

Common stockholders’ deficit	(6,242)	(1,161)

Total Stockholders’ equity (deficit)	(4,092)	887

Total liabilities and stockholders’ equity (deficit)	$692	$1,866

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30		Nine months ended September 30,
(in thousands, except per share amounts)	2003	2002	2003	2002
Revenues	$4	$9	$8	$26

Cost of goods	5	25	17	57

Operating expenses:
Research and development	793	1,892	3,461	5,686
Cost reimbursement	—	—	—	66

Research and development, net	793	1,892	3,461	5,620
Selling, general and administrative	599	1,192	2,025	3,080

Total	1,393	3,084	5,486	8,700

Loss from operations	(1,393)	(3,100)	(5,495)	(8,731)

Interest, other income and expense, net	(9)	10	(7)	53

Net loss	(1,402)	(3,090)	(5,502)	(8,678)
Preferred dividends	60	18	161	18

Net loss applicable to common stockholders	$(1,462)	$(3,108)	$(5,663)	$(8,696)

Net loss per share applicable to common stockholders, basic and diluted	$(0.06)	$(0.12)	$(0.23)	$(0.35)

Shares used to calculate net loss per share applicable to common stockholders, basic and diluted	25,137	25,007	25,136	24,959

No cash dividends were declared or paid during the periods.

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(in thousands)	2003	2002
Operating activities
Net loss	$(5,502)	$(8,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	220	224
Stock based compensation	56	156
Changes in:
Prepaid expenses and other current assets	58	40
Current liabilities	812	(343)

Net cash used in operating activities	(4,356)	(8,601)

Investing activities
Purchases of property and equipment	(23)	(58)

Net cash used in investing activities	(23)	(58)

Financing activities
Issuance of preferred stock	2,000	2,000
Issuance of common stock	3	93
Issuance of convertible notes payable, net of issuance costs	392	—
Note payment received from stockholder	23	26
Issuance of short-term notes payable to related parties	946	—
Payment of capital lease obligation	(14)	(24)

Net cash provided by financing activities	3,350	2,095

Net decrease in cash and cash equivalents	(1,029)	(6,564)
Cash and cash equivalents, beginning of period	1,179	10,095

Cash and cash equivalents, end of period	$150	$3,531

Supplemental disclosure:
Preferred dividends	$161	$18

Beneficial conversion feature of convertible notes payable	500	—

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Notes to Condensed Consolidated Financial Statements

September 30, 2003

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for any future period.

The Company’s consolidated financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. Except for 1999, the Company has incurred losses since its inception, including a net loss applicable to common stockholders of $5.8 million for the nine months ended September 30, 2003, and the Company expects to incur substantial additional losses, including costs related to clinical trials, marketing and manufacturing expenses. The Company has incurred negative cash flows from operations since inception, including net cash used in operations of $4.5 million for the nine months ended September 30, 2003. As of September 30, 2003, the Company had an accumulated deficit of $114.4 million and $150,000 of cash and cash equivalents. Subsequent to the end of the quarter, the Company obtained $500,000 from the second tranche of a $1.0 million convertible debt issuance. In these circumstances, and notwithstanding any expense reduction measures the Company has undertaken, the Company expects it will not have sufficient funds to meet its various cash needs beyond approximately the beginning of December 2003 unless the Company is able to obtain additional funding from outside sources. The Company continues to actively pursue various sources of additional funds, including debt or equity financing and new license and collaboration agreements and asset sales. There is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. If such funds are not available, management will be required to cease all operations and liquidate its remaining assets. In that case, the Company’s common stock may have no value. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to obtain funding and resultant ceasing of operations.

The Company has undertaken a number of measures to reduce its short term operating expenses to allow it to continue operations without additional financing through approximately the beginning of December 2003, including: laying-off approximately 42% of its employees, voluntary salary reductions by its senior management team, ceasing work on all non-critical external activities, extending payment terms on its trade payables, working with its landlord to restructure its lease obligations, and other cost containment measures. There is no assurance that these expense reduction efforts will enable the Company to continue operations or that if the Company does survive it has not significantly harmed its business or prospects.

Any person considering an investment in the Company’s securities is urged to consider both the risk that the Company will cease operations at or around the beginning of December 2003, and the risk that its securities will be worthless even if it is successful in raising interim financing. All of the statements set forth in this report are qualified by reference to those facts. Please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “—Risk Factors” for a discussion of these and other risk factors relating to the Company and an investment in its securities.

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

The following are items in our financial statements that require significant estimates and judgments:

Inventory. Our inventories are stated at the lower of cost or market. The cost of the inventory is based on the first-in first-out method. If the cost of the inventory exceeds the expected market value a provision is recorded for the difference between cost and market. At September 30, 2003, our inventories solely consisted of OcuGene kits.

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

Pro forma information regarding net loss and loss per share is required by Statement of Financial Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarter ended September 30, 2003 and 2002, respectively: risk-free interest rates ranging from 0.84% to 4.50%; volatility factors for the expected market price of our common stock of 1.06 and 1.07; and a weighted-average expected life for the options of 4 years. The following weighted-average assumptions were used to estimate the fair value for these options for the nine months ended September 30, 2003 and 2002, respectively: risk-free interest rates ranging from 0.84% to 5.83%; volatility factors for the expected market price of our common stock of 1.06 and 1.14; and a weighted-average expected life for the options of 4 years.

The following table illustrates the effect on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS 123 to stock based employee compensation (in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss applicable to common stockholders-as reported	$(1,462)	$(3,108)	$(5,663)	$(8,696)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(42)	(45)	(328)	(86)

Net loss applicable to common stockholders-pro forma	$(1,504)	$(3,153)	$(5,991)	$(8,782)

Loss applicable to common stockholders per share:
Basic and diluted - as reported	$(0.06)	$(0.12)	$(0.23)	$(0.35)
Basic and diluted - pro forma	$(0.06)	$(0.13)	$(0.24)	$(0.35)

The weighted average grant date fair value of options granted during the quarter ended September 30, 2003 and 2002 were $0.63 and $0.93 respectively. The weighted average grant date fair value of options granted during the nine months ended September 30, 2003 and 2002 were $0.71 and $0.95, respectively.

For purposes of pro forma disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period.

The pro forma impact of options on the net loss for the quarter ended September 30, 2003 and 2002 is not representative of the effects on net income (loss) for future quarters, as future quarters will include the effects of additional stock grants.

Due to the loss applicable to common stockholders, loss per share for the quarter ended September 30, 2003 and 2002 is based on the weighted average number of common shares only, as the effect of including equivalent shares from stock options would be anti-dilutive. If the Company had recorded net income, the calculation of earnings per share would have been impacted by the dilutive effect of the Series A-1 Preferred Shares and convertible debentures but would not have been materially affected by the minimal number of outstanding stock options and warrants priced below the market price of the common shares at September 30, 2003.

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

As of September 30, 2003, Bausch & Lomb holds a total of 4,000 shares of Series A-1 Preferred Stock. The Series A-1 Preferred Stock does not contain voting rights, except as otherwise provided by the Delaware General Corporation law and each share of Series A-1 Preferred Stock is entitled to a $60 per annum cumulative dividend.

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

As of September 30, 2003, if the Series A-1 Preferred Stock had been converted into Common Stock, the number of shares of Common Stock, into which the Series A-1 Preferred Stock would have been converted would have exceeded the 4,300,000 maximum shares under the agreement. The excess amount of the Series A-1 Preferred Stock, of approximately $2.1 million, has been excluded from stockholders’ equity in the Condensed Consolidated Balance Sheet as of September 30, 2003 and has been reported at the mezzanine level. As of the filing of this Form 10-Q, approximately $2.5 million would have been excluded from stockholders’ equity and reported at the mezzanine level.

In addition, in the event of the first commercial sale of the product pursuant to the terms of the Bausch and Lomb License Agreement, the Series A-1 Preferred Stock then outstanding shall be redeemed by the Company for cash and a pre-paid royalty.

Note 3 - Short-term Notes Payable

In May and June 2003, the Company issued a series of short-term notes payable totaling $288,500 to members of the Board of Directors, senior management and other stockholders for cash. $100,000 of these notes are Senior Secured Notes, bear a two percent (2%) annual interest rate, were due September 28, 2003 and are secured by a lien on certain pieces of laboratory and other equipment. Prior to September 28, 2003 the due date on these notes was extended to December 31, 2003. The remainder of these notes are unsecured, bear interest rates between two percent (2%) and twelve percent (12%) and were due August 15, 2003. On August 15, 2003 the due date on these notes was extended to November 15, 2003. Prior to November 15, 2003, the due dates on these notes was extended to December 15, 2003.

In July and August 2003, the Company issued $500,000 in short-term Senior Secured Notes payable to an officer who is also a member of the Board of Directors and an affiliate of a member of senior management for cash. These notes bear interest at a rate of between five and one-half percent (5.5%) and twelve percent (12%), were due between September 30, 2003 and October 15, 2003 and are secured by a lien on substantially all of the assets of the Company, including the Company’s intellectual property, other than the equipment secured under the Senior Secured Notes described above and certain other equipment secured by the lessor of such equipment. Prior to September 30, 2003 the due dates of these notes were extended to between November 15, 2003 and December 31, 2003. Subsequently, the November 15, 2003 due date was further extended to December 15, 2003.

Note 4 - Convertible Notes Payable and Subsequent Events

On September 22, 2003, the Company, Arrow Acquisition, Inc., a wholly-owned subsidiary of the Company, and Ophthalmic Solutions, Inc., (“Ophthalmic Solutions”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). The merger contemplated by the Merger Agreement (the “Merger”) was also completed on September 22, 2003. As a result of the Merger, Ophthalmic Solutions became a wholly-owned subsidiary of the Company and all outstanding shares of Ophthalmic Solutions’ capital stock held by its sole stockholder were converted into 100 shares of the Company’s common stock. Ophthalmic Solutions is a private, development stage company with a business plan to pursue opportunities for over-the-counter products in the area of ophthalmology and had immaterial assets and liabilities as of September 22, 2003, other than its obligations under and the proceeds from the debentures described below.

Immediately prior to the Merger, Ophthalmic Solutions entered into a Convertible Debenture Purchase Agreement (the “Purchase Agreement”), dated as of September 22, 2003, with HEM Mutual Assurance LLC, pursuant to which it sold and issued convertible debentures to HEM in an aggregate principal amount of up to $1,000,000 in a private placement pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended. Two debentures in the aggregate principal amount of $500,000 were issued for gross proceeds of $500,000 in cash (the “Initial Debentures”) and an additional debenture in the aggregate principal amount of $500,000 (the “Contingent Debenture” and collectively with the Initial Debentures, the “Debentures”) was issued in exchange for a promissory note from HEM in the principal amount of $500,000 (the “Note”). Each of the Debentures has a maturity date of September 21, 2008, subject to earlier conversion or redemption pursuant to its terms, and bears interest at the rate of 1% per year, payable in cash or shares of common stock at the option of the holder of the Debentures. As a result of the Merger, the Company has assumed the rights and obligations of Ophthalmic Solutions in the private placement, including the gross proceeds raised through the sale of the Debentures, the Note issued by HEM to Ophthalmic Solutions, and Ophthalmic Solutions’ obligations under the Debentures and the Purchase Agreement.

As a result of the Merger as of September 30, 2003, $492,750 and $3,625 in principal amount of the Initial Debentures were convertible into unrestricted shares of the Company’s common stock at a conversion price that is the lower of $0.30 or the average of the three lowest closing per share bid prices for the common stock during the 40 trading days prior to conversion and $0.01 per share, respectively. An additional $3,625 in principal amount of the Initial Debentures will become convertible into unrestricted shares of Common Stock at a conversion price $0.01 per share if and when the Note is paid in full and the Contingent Debenture becomes convertible into Common Stock. The merger has been accounted for as an acquisition of assets. The assets acquired and liabilities assumed include: convertible debentures, cash and the related promissory note(s). Ophthalmic Solutions had no other assets or liabilities at the time of the merger. This asset acquisition has been, in substance, reflected as a financing transaction in the accompanying financial statements, including the receipt of cash, the issuance of debentures, and the issuance of a right to exercise the contingent debenture for an additional $500,000 of convertible debentures at an exercise price of $500,000.

The debenture conversion price of $0.30 and $0.01 per share, respectively was lower than the per share price of the Company’s common stock on the issuance date of September 22, 2003. In accordance with the provisions of EITF 00-27, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments, the Company recorded a beneficial conversion feature of $500,000 related to the initial debenture. The Company will accrete the $500,000 discount recorded from the beneficial conversion feature from the September 22, 2003 issuance date to the stated redemption date of September 21, 2008. The accretion will be reported as interest expense with a corresponding increase to convertible debentures. Further, as amounts are converted into common stock, all of the remaining unamortized discount associated with those shares will be immediately recognized as interest expense. As of September 30, 2003 approximately $2,000 of the beneficial conversion feature had been expensed as interest. As of September 30, 2003 the $500,000 convertible debentures reported on the face of the balance sheet are net of related unamortized debt discount of $498,000. In connection with the convertible debt financing the Company captialized approximately $108,000 of debt issuance costs which are included in prepaid expenses and other current assets and other assets. These costs will be amortized over the life of the convertible debentures.

On November 10, 2003, $200,000 in principal and the related interest was converted into 667,561 shares of the Company’s common stock. On October 30, 2003, $200,000 in principal and the related interest was converted into 667,360 shares of the Company’s common stock. On October 15, 2003 $3,625 and the related interest was converted into 362,718 shares of the Company’s common stock.

On November 12, 2003 the $500,000 Contingent Debenture became convertible and subject to repayment when the related Note from HEM was paid in full to the Company in cash. This contingent Debenture is convertible into unrestricted shares of the Company’s common stock at a conversion price that is the lower of $0.375 or the average of the three lowest closing per share bid prices for the Common Stock during the 40 trading days prior to conversion.

The conversion price and number of shares of Common Stock issuable upon conversion of the Debentures is subject to adjustment for stock splits and combinations and other dilutive events. To satisfy its conversion obligations under the Debentures, we have placed 5,000,000 shares of common stock into escrow for potential issuance to HEM upon conversion of the Debentures. Unless and until the debentures are converted, HEM has no voting or other ownership rights in any of the shares of our common stock held in escrow and the shares in escrow are not treated by us as being issued and outstanding.

The Debentures may never be converted into an aggregate of more than 5,000,000 shares of our common stock unless we elect to increase the number of shares held in escrow in accordance with and subject to any applicable rules or regulations of The American Stock Exchange or such other exchange, market or system on which our common stock is then listed requiring stockholder approval prior to such additional issuance. In the event that the conversion rate of the Debentures would require us to issue more than an aggregate of 5,000,000 shares of our common stock upon conversion of the Debentures and we elect not to increase the number of shares held in escrow (or we fail to obtain any required stockholder approval for such proposed increase), we will be required to redeem the unconverted amount of the Debentures for 140% of the principal amount thereof, plus accrued and unpaid interest.

In addition to the foregoing, the Debentures may not be converted if and to the extent that after such conversion the holder would beneficially own more than 5% of our then outstanding common stock, unless the holder waives this limitation by providing us 75 days prior notice of the waiver.

We have the right to redeem the Debentures, in whole or in part, at any time on 30 days advanced notice for 140% of the principal amount of the outstanding Debentures being redeemed, plus accrued and unpaid interest. In addition, if at any time any of the Debentures are outstanding, we receive debt or equity financing in an amount equal to or exceeding Five Million dollars ($5,000,000) in a single transaction or series of related transactions (excluding any portion of such financing consisting of forgiveness of debt or other obligations), we are required to redeem the Debentures for 150% of the amount of the then outstanding Debentures. If trading in our common stock is suspended (other than suspensions of trading on such market or exchange generally or temporary suspensions pending the release of material information) for more than ten trading days, or if our common stock is delisted from the exchange, market or system on which it is then traded and not relisted on another exchange, market or the Over the Counter Bulletin Board within 10 trading days, HEM may elect to require us to redeem all then outstanding Debentures and any shares of our common stock held by HEM through prior conversions at a price equal to the sum of the aggregate market value of the common stock then held by HEM through prior conversions plus the value of all unconverted Debentures then held by HEM, calculated in each case in the manner set forth in the Purchase Agreement. We would owe an interest penalty of 8% per year on any payments not made within 7 business days of a redemption request made pursuant to the preceding sentence.

Pursuant to the Purchase Agreement, until December 22, 2003, we are prohibited from offering or issuing any floorless convertible security or any equity line of credit, although we may enter into any other debt or equity financing during such period. In addition, HEM has the right to participate in any debt or equity financing offered by us during the 30-day period following December 22, 2003.

Until such time as it no longer holds any Debentures, neither HEM nor its affiliates may engage in any short sales of our common stock if there is no offsetting long position in our common stock then held by HEM or such affiliates.

On October 20, 2003 the Company entered into a private placement of 210,000 shares of its common stock to two accredited investors and received $84,000 in proceeds.

Note 5 - Legal Proceedings

On June 23, 2003 Xmark Funds, L.P. et al, filed a complaint in the United States District Court, Southern District of New York against the Company alleging that the Company breached the terms of the term sheet signed between Xmark Funds and the Company in May 2003, by not accepting an investment from Xmark Funds. The complaint seeks monetary damages. On July 14, 2003, we filed an answer to the complaint. Legal fees related to this litigation are expensed as incurred. The outcome of this matter cannot be determined at this time and therefore no other contingent liabilities have been recorded.

On or about October 8, 2003, Thai Nguyen filed a complaint in the Superior Court of California, County of San Francisco, against us, our chief executive officer, Kumar Chandrasekaran, the Regents of the University of California, or “Regents,” and two individuals associated with the Regents. Mr. Nguyen alleges that InSite Vision breached an obligation to continue supporting his research; he has also made a variety of other related claims and allegations against us and the other defendants. The Complaint seeks both monetary and injunctive relief. Mr. Nguyen has filed a motion to enjoin InSite Vision during the pendency of the litigation from alienating the license rights held by InSite Vision relating to the subject of Mr. Nguyen’s research, and hawse have opposed such motion. Neither we nor Dr. Chandrasekaran have yet filed a response to the complaint. A preliminary hearing on this matter is scheduled for November 20, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include our ability to raise significant and immediate additional financing and other factors those discussed below in “Risk Factors,” as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward- looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2002.

Overview

As of September 30, 2003, our accumulated deficit was approximately $114.4 million. Absent additional funding from private or public equity or debt financings, collaborative or other partnering arrangements, or other sources, as of November 14, 2003 we expect that our cash on hand, anticipated cash flow from operations and current cash commitments to us will only be sufficient to fund our operations until approximately the beginning of December 2003. See “ —Liquidity and Capital Resources.” There is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If such funds are not available, management will be required to cease all operations and liquidate our remaining assets, most of which are secured by a note to an officer who is also a board member. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to obtain funding and resultant ceasing of operations. There can be no assurance that we will ever achieve or be able to maintain either significant revenues from product sales or profitable operations.

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

Since our inception through the end of 2001, we had not received any revenues from the sale of our products, although we have received a small amount of royalties from the sale of our AquaSite product by CIBA Vision and Global Damon. In the fourth quarter of 2001, we commercially launched our OcuGene glaucoma genetic test and early in 2002 we began to receive a small amount of revenues from the sale of this test. With the exception of 1999, we have been unprofitable on an annual basis since our inception due to continuing research and development efforts, including preclinical studies, clinical trials and manufacturing of our product candidates. We have financed our research and development activities and operations primarily through private and public placement of our equity securities, issuance of convertible debentures and, to a lesser extent, from collaborative agreements and bridge loans.

Results of Operations

We earned revenues in the third quarter of 2003 and 2002 of $4,000 and $9,000, respectively, and $8,000 and $26,000 for the nine months ended September 30, 2003 and September 30, 2002, respectively, from sales of OcuGene and sales of AquaSite® by CIBA Vision and Kukje Pharma Ind. Co., Ltd., our AquaSite manufacturing partner in Korea. The decrease in revenue is due to reduced royalties resulting from lower sales of AquaSite during both the third quarter and the first nine months of 2003 compared to the third quarter and first nine months of 2002. We recognize revenue when all services have been performed and collectibility is reasonably assured. Accordingly, revenue for the sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product.

Cost of goods of $5,000 and $25,000 in the third quarters of 2003 and 2002, respectively, and $17,000 and $57,000 for the nine months ended September 30, 2003 and 2002, respectively, reflect the cost of OcuGene tests performed as well as the cost of sample collection kits distributed for use. Both in the third quarter, and first nine months, of 2002 a large number of OcuGene test kits were distributed, as the product was made initially available to interested parties. A significantly lower number of units were shipped in both the third quarter, and first nine months of 2003.

Research and development expenses decreased to $0.8 million during the third quarter of 2003 from $1.9 million during the third quarter of 2002. The 58% decrease in research and development expenses reflects cost containment efforts initiated in the second quarter of 2003. In May 2003, we instituted a one-month furlough, which included 70% of our research and development personnel. In June 2003, approximately 70% of the furloughed personnel were laid-off. In the third quarter of 2003 we also continued to reduce our financial support of the research related to our genetics programs by not renewing certain research contracts pending the receipt of additional funding. In a further effort to reduce expenses, we have reviewed, and will continue to review, our patent filings and will discontinue maintenance of patents and patent applications related to programs that we have determined not to pursue.

Research and development expenses decreased to $3.5 million from $5.7 million for the first nine months of 2003 compared to the first nine months of 2002. This 39% decrease reflects the personnel cost containment actions taken in the second quarter of 2003 and the reduction in support for external research which was begun in the first quarter of 2003. Additionally, costs incurred in the first nine months of 2002 for the license of the Optineuron gene from UCHC and the related cost of new patent filings, were not incurred in the first nine months of 2003 as the majority of the initial filings were completed in 2002.

In the first nine months of 2003, we received no cost reimbursement. In the first nine months of 2002 we received $66,000 of cost reimbursement related to a retinal research program, which was completed in 2002.

Selling, general and administrative expenses decreased to $599,000 during the third quarter of 2003 from $1.2 million during the second quarter of 2002. Selling expenses decreased approximately $437,000 related to the scale-back of marketing expenses that had been incurred in the third quarter of 2002 related to the initial market introduction of OcuGene, such as advertising and our limited initial contract sales force. In May 2003, we instituted a one-month furlough, which included approximately 64% of our selling, general and administrative personnel. In June 2003, approximately 43% of the furloughed personnel were laid-off and an additional 29% had their part-time hours reduced. Additionally, voluntary salary reductions taken by senior management at the end of the first quarter of 2003 were continued in effect throughout the third quarter of 2003. These activities resulted in a decrease in personnel expenses of approximately $246,000. Expenses related to our insurance coverage, including directors and officers liability insurance, increased approximately 45% during the third quarter of 2003 compared to the third quarter of 2002, reflecting an increase in premiums that we believe is consistent with increases in such premiums in the industry generally. During the third quarter of 2003 legal and financial service costs increased approximately $198,000 due to fund raising efforts including the acquisition of Ophthalmic Solutions, Inc. Overall, the decline in expenses related to OcuGene and reductions in our personnel-related costs more than offset our increased legal and financial service and insurance coverage expenses and resulted in an overall decrease in selling, general and administrative expenses of approximately 41% in the third quarter of 2003 compared to the third quarter of 2002.

Selling, general and administrative expenses decreased to $2.0 million during the first nine months of 2003 from $3.1 million during the first nine months of 2002. This reflects the approximately 86% decrease in selling expenses related to the initial market introduction of OcuGene, such as advertising and our limited initial contract sales force. The remaining decrease includes the impact of the reductions in personnel-related costs due to the furlough, lay-off and voluntary salary reductions. While our legal costs related to our fund raising efforts and the cost of our insurance coverage, including directors and officers insurance increased approximately 52% for the first nine months of 2003 compared to the first nine months of 2002, these costs were more than offset by the other expense containment measures.

Net interest, other income and expense was an expense of $9,000 in the third quarter of 2003 compared to income of $10,000 in the third quarter of 2002. This decrease is due principally to lower average cash balances, interest expense related to the short-term notes payable and $2,000 of interest expense related to the debt discount of the convertible debentures. As of September 30, 2003 $498,000 of the original debt discount remained and will be amortized over the life of the notes. Any interest earned or paid in the future will be dependent on our ability to raise additional funding and prevailing interest rates.

We incurred net losses applicable to common stockholders of $1.5 million and $3.1 million during the third quarter of 2003 and 2002, respectively. This decrease reflects the 66% decrease in personnel related expense due to the employee furlough, subsequent lay-off and voluntary salary reduction by senior management, partially offset by the increase in legal costs, financial services and directors and officers insurance costs. It also reflects the decrease in external research activities and selling expenses related to the launch of OcuGene.

We incurred net losses applicable to common stockholders of $5.8 million and $8.7 million during the first nine months of 2003 and 2002, respectively. This 33% decrease was due to the scale-back of 2002 activities, such as our licensing of the Optineuron gene and the related patent activities and the selling, general and administrative expenses we incurred in 2002 as we began the launch of OcuGene. Additionally, personnel related expenses decreased 34% due to the employee furlough, subsequent lay-off and voluntary salary reduction by senior management.

If we are able to obtain funding and continue our operations, we anticipate that our net losses in the fourth quarter will be comparable to third quarter excluding the interest expense impact of our convertible debentures, as the expense reduction measures we have undertaken are continued. The actions we have taken include laying-off approximately 42% of our employees, voluntary salary reductions by our senior management team, ceasing work on all non-critical external activities, extending payment terms on our trade payables, and other cost containment measures. Although it is not possible to anticipate all potential effects the implementation of these expense control activities will have on us or our development, we expect that among other things, these activities will delay the initiation of Phase 3 clinical trials on ISV-401 and will impact our ability to promote OcuGene. The extent and ramifications of these delays will be dependent upon our ability to obtain financing, the timing of the receipt of such financing and the amount of such financing, if any.

Liquidity and Capital Resources

Through 1995, we financed our operations primarily through private placements of preferred stock, totaling approximately $32 million, and an October 1993 public offering of Common Stock, which resulted in net proceeds of approximately $30 million. After 1995, we financed our operations primarily through a January 1996 private placement of Common Stock and warrants resulting in net proceeds of approximately $4.7 million and an April 1996 public offering which raised net proceeds of approximately $8.1 million. In accordance with a July 1996 agreement with B&L, we received a total of $2.0 million from the sale of Common Stock in August 1996 and 1997. In September 1997, we completed a $7.0 million private placement of 7,000 shares of Series A Redeemable Convertible Preferred Stock resulting in net proceeds of approximately $6.5 million. In January 1999, we entered into a transaction with Pharmacia from which we received a total of $3.5 million from the sale of Common Stock in January 1999 and September 1999. In November 1999, we entered into another transaction with Pharmacia from which we received a $5.0 million licensing fee and, in January 2000, received $2.0 million from the sale of Common Stock. In April 2000, we received $0.6 million from the issuance of Common Stock from the exercise of warrants issued as part of the 1995 private placement. In May 2000, we completed a private placement of Common Stock and warrants from which we received net proceeds of approximately $13.0 million. During 2000, 2001, and 2002, we also received $243,000, $71,000, and $123,000 respectively, from the issuance of Common Stock upon the exercise of stock options and sales of Common Stock through our Employee Stock Purchase Plan. In August 2002, we received $2.0 million from the issuance of 2,000 shares of Series A-1 Preferred Stock to Bausch & Lomb in connection with the licensing of our antibiotic program ISV-403. In February 2003, we received $2.0 million for the issuance of an additional 2,000 shares of Series A-1 Preferred Stock to Bausch & Lomb related to reaching the first milestone under the ISV-403 license. In May and June 2003 the Company received $288,500 from the issuance of short-term notes payable from members of the Board of Directors, senior management and other stockholders. In July and August 2003, we received short-term financing of $500,000, which is secured by substantially all of our assets from an officer who is also a member of the Board of Directors and other investors affiliated with a member of senior management. In September 2003, we received $500,000 from the acquisition of Ophthalmic Solutions, Inc. and the related assumption of convertible debentures. In October 2003, we received $84,000 from the issuance of Common Stock from a private placement. In November 2003, we received an additional $500,000 related to the repayment of a promissory note originally issued to Ophthalmic Solutions in connection with the convertible debentures assumed from Ophthalmic Solutions. At September 30, 2003, our cash and cash equivalents balance was $150,000 compared to $1.2 million as of December 31, 2002. It is our policy to invest our cash and cash equivalents, if any, in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt.

In their audit report accompanying our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, our auditors included an explanatory paragraph referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern. Absent immediate additional funding from private or public equity or debt financings, collaborative or other partnering arrangements, asset sales, or other sources, we expect that our cash on hand, anticipated cash flow from operations and current cash commitments to us will only be adequate to fund our operations until approximately the beginning of December 2003. If we are unable to secure sufficient additional funding prior to the beginning of December 2003, we will need to cease operations and liquidate our assets most of which is secured by a note to an officer who is also a board member. Our financial statements were prepared on the assumption that we will continue as a going concern and do not include any adjustments that might result should we be unable to continue as a going concern.

We are currently engaged in discussions with several institutional investors and potential collaborative partners to obtain sufficient interim funding prior to the beginning of December 2003 that, if obtained, we believe would enable us to continue operations for an additional 90 to 120 days. If we are able to secure such interim funding, we are hopeful that we would be able to secure longer term financing or collaborative arrangements prior to exhausting such interim funding. However, there can be no assurance that we will be able to obtain such interim funding on acceptable terms or at all, or, if we obtain such interim funding, that we will be able to obtain longer term financing or collaborative arrangements to enable us to continue our operations.

We have undertaken a number of measures to reduce our short term operating expenses to allow us to continue operations without additional financing through approximately the beginning of December 2003, including: laying-off approximately 42% of our employees, voluntary salary reductions by our senior management team, ceasing work on all non-critical external activities, extending payment terms on our trade payables, working with our landlord to restructure our lease obligations, and other cost containment measures. However, even with these expense reductions, as of November 14, 2003, we expect our cash on hand, anticipated cash flow from operations and current cash commitments to us will only be sufficient to fund our operations as currently conducted through approximately the beginning of December 2003. If we are unable to complete an interim financing transaction prior to that time, we will cease operations and liquidate our assets. In addition, there can be no assurance that we will be able to successfully implement these expense reduction plans or that we will be able to do so without significantly harming our business, financial condition or results of operations. In order to continue long-term operations we will require and are seeking additional funding through public or private equity or debt financings, collaborative or other partnering arrangements, and from other sources. However, there can be no assurance that we will obtain interim or longer-term financing or that such funding, if obtained, will be sufficient to continue our operations as currently conducted or in a manner necessary for the long-term success of our company. If we raise funds through the issuance of debt securities, such debt will be secured by a security interest or pledge of all of our assets, will require us to make principal and interest payments, would likely include the issuance of warrants and may subject us to restrictive covenants. In addition, our stockholders may suffer substantial dilution if we raise additional funds by issuing equity securities.

Net cash used in operating activities was $4.5 million and $8.6 million for the nine months ended September 30, 2003 and 2002, respectively. Operating activities in the third quarter of 2003 related primarily to research and development expenditures for our antibiotic programs ISV-403 and ISV-401, and the expenses incurred related to the on-going launch of OcuGene. The reduction in net cash used in operating activities primarily reflects the termination of certain genetic research programs, reduction in patent maintenance, lower marketing costs related to OcuGene, and reductions in personnel-related costs.

Net cash used in investing activities of $23,000 and $58,000 for the first nine months of 2003 and 2002, respectively, reflected the acquisition of laboratory and other equipment. The expenditures in the first nine months of 2003 primarily related to obtaining equipment related to the manufacture of Phase 1 and Phase 2 clinical units for ISV-403 in our pilot facility.

Cash provided by financing activities was $3.5 million in the first nine months of 2003 compared to $2.1 million in the first nine months of 2002. We received $2.0 million in the first quarter of 2003 from the issuance of 2,000 shares of our Series A-1 preferred stock to Bausch & Lomb under the ISV-403 license agreement. We issued $946,000 of short-term notes payable in the first nine months of 2003 to directors, members of senior management and other stockholders. These notes bear interest at rates from 2% to 12% and are due from December 15, 2003 through December 31, 2003. We received $392,000, net of debt issuance costs of approximately $108,000, from the issuance of convertible debentures. These debentures bear interest at a rate of 1% and are due on September 21, 2008. On September 22, 2003 We received $3,000 in the first nine months of 2003 from the issuance of our common stock from the exercise of stock options by employees compared to $93,000 in the first nine months of 2002. We received payments on a note to a stockholder of $23,000 and $26,000 in the nine months ended September 30, 2003 and 2002, respectively. We also made $14,000 of payments on capital leases for certain laboratory equipment in the first nine months of 2003 compared to $24,000 in the first nine months of 2002.

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

RISK FACTORS

We Require Immediate Significant Additional Funding to Continue our Operations and If We Do Not Receive Such Funding We Will Cease Operations and Liquidate our Assets, Which are Secured by Notes Payable to an Officer who is also a Board Member.

In their audit report accompanying our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, our auditors included an explanatory paragraph referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern. Absent additional funding from private or public equity or debt financings, collaborative or other partnering arrangements, asset sales or other sources, our cash on hand, anticipated cash flow from operations and current cash commitments to us will only be adequate to fund our operations until approximately the beginning of December 2003, notwithstanding expense reduction measures we have undertaken. Although we are currently engaged in discussions with several institutional investors and potential collaborative partners to obtain sufficient interim funding prior to the beginning of December 2003 that we believe would enable us to continue operations for an additional 90 to 120 days, we may not be able to obtain such interim funding on acceptable terms or at all. If such funds are not available, management will be required to cease all operations and liquidate our remaining assets. Moreover, even if we obtain sufficient interim funding to enable us to continue our operations beyond the beginning of December 2003, we will require substantial additional funding to enable us to continue long term operations, to develop and conduct testing on our potential products, to support our sales and marketing efforts for our OcuGene glaucoma genetic test and, if we decide to do so, to independently manufacture or market any of our other products. There can be no assurance that we would be able to receive such additional long term financing. If we do not obtain such long term financing we will be unable to pay off any interim financing we receive and would have to cease operations and liquidate our assets. In addition, since the release of the audit report accompanying our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, our financial condition has continued to deteriorate and our stock price has declined and our stock price may continue to decline given our current financial situation.

We are seeking both short term and long term additional funding through public or private equity or debt financings, collaborative or other partnering arrangements, asset sales and from other sources. However, our current financial situation may harm our ability to obtain additional funding and could make the terms of any such funding, if available, significantly less favorable than would otherwise be the case. Our board of directors has the authority to determine the price and terms of any sale of common stock and the rights, preferences and privileges of any preferred stock or debt or other security that is convertible into or exercisable for the common stock. The terms of any securities issued to future investors may be superior to the rights of our common stockholders, could result in substantial dilution and could adversely affect the market price for our common stock.

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

Our Management has Undertaken a Number of Measures to Reduce our Operating Expenses, but These Measures Will Not Alone be Sufficient to Enable us To Continue Operations Beyond the Beginning of December 2003 and May Have Other Negative Consequences

Our management has implemented plans designed to reduce our cash requirements through reductions in operating expenditures. The actions we have taken include laying-off approximately 42% of our employees, voluntary salary reductions by our senior management team, ceasing work on all non-critical external projects, extending payment terms on our trade payables, working with our landlord to restructure our lease obligations, and other cost containment measures. Although it is not possible to anticipate all potential effects the implementation of these expense control measures will have on us or our development, we expect that among other things, these activities will delay the initiation of Phase 3 clinical trials on ISV-401 and will impact our ability to promote OcuGene. The extent and ramifications of these delays will be dependent upon our ability to raise additional financing, the timing of the receipt of financing and the amount of such financing, if any. However, even with these expense reductions, our current cash on hand, anticipated cash flow from operations and current cash commitments to us are only sufficient to fund our operations through approximately the beginning of December 2003. If we are unable to complete a financing transaction, collaborative arrangement or asset sale prior to that time, we will cease operations and liquidate our assets. In addition, there is no assurance that these expense reduction efforts will enable us to continue operations or that if we do survive we have not significantly harmed our business or prospects.

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

Questions Concerning Our Financial Condition May Cause Customers and Current and Potential Partners to Reduce or Not Conduct Business with Us

Due to our present financial condition and concerns regarding our ability to continue operations, customers and current and potential partners may decide not to conduct business with us, may reduce or terminate the business they conduct with us, or may conduct business with us on terms that are less favorable than those customarily offered by them. In that event, our sales would likely decrease, our product development efforts would suffer and our business will be significantly harmed.

We Have a History of Operating Losses and We Expect to Continue to Have Losses in the Future

We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that did not prove to have commercial potential. As of September 30, 2003, our accumulated deficit was approximately $114.4 million. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties or other revenues from sales of our products. In addition, we recognize revenue when all services have been performed and collectibility is reasonably assured, accordingly, revenue for the sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product.

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

Our Current Financial Situation May Impede Our Ability to Adequately Protect or Enforce Our Legal Rights Under Agreements and to Our Intellectual Property

We currently do not have sufficient funds, anticipated cash flow from operations and current cash commitments to us to continue our operations beyond approximately the beginning of December 2003. Our current financial situation may impede our ability to enforce our legal rights under various agreements we are currently a party to or may become a party to due to our inability to incur the costs associated with such enforcement. Similarly, our lack of financial resources makes it more difficult for us to enforce our intellectual property rights, through the filing or maintenance of patents, taking legal action against those that may infringe on our proprietary rights, defending infringement claims against us, or otherwise. Our inability to adequately protect our legal and intellectual property rights may make us more vulnerable to infringement and could harm our business.

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

Management and Principal Stockholders May Be Able to Exert Significant Control On Matters Requiring Approval by Our Stockholders and Security Interests in Our Assets Held by Management May Enable Them to Control the Disposition of Such Assets

As of September 30, 2003, our management and principal stockholders together beneficially owned approximately 18% of our outstanding shares of common stock. As a result, these stockholders, acting together, may be able to effectively control all matters requiring approval by our stockholders, including the election of a majority of our directors and the approval of business combinations.

In May and June 2003, we issued a series of short-term notes payable totaling $288,500 to members of the board of directors, senior management and other stockholders for cash. $100,000 of these notes are senior secured notes, bear a two percent (2%) annual interest rate, are due December 31, 2003 and are secured by a lien on certain pieces of laboratory and other equipment. The remainder of these notes are unsecured, bear interest rates between two percent (2%) and twelve percent (12%) and are due November 15, 2003.

In July and August 2003, we issued $500,000 short-term senior secured notes payable to one of our officers who is also a member of our board of directors and to an affiliate of a member of senior management for cash. These notes bear an interest rate between five and one-half percent (5.5%) and twelve percent (12%), are due between December 15, 2003 and December 31, 2003 and are secured by a lien on substantially all of our assets including our intellectual property, other than the equipment secured under the senior secured notes issued in May 2003, and certain other equipment secured by the lessor of such equipment.

These security interests enable these members of our board of directors and management to control the disposition of these assets in the event of our liquidation. If we are unable to repay the amounts due under these notes, these directors, officers and affiliates of our senior managers could cause us to enter into involuntary liquidation proceedings in the event we default on our obligations.

The Market Prices For Securities of Biopharmaceutical and Biotechnology Companies such as Ours Have Been and Are Likely to Continue to Be Highly Volatile Due to Reasons that Are Related and Unrelated to the Operating Performance and Progress of Our Company

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances, such as our current financial condition, the audit report included in our Annual Report on Form 10-K for the year ended December 31, 2002 that included an explanatory paragraph referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern, our ability to obtain new financing, the results of testing and clinical trials, the status of our relationships with third-party collaborators, technological innovations or new therapeutic products, governmental regulation, developments in patent or other proprietary rights, litigation or public concern as to the safety of products developed by us or others and general market conditions, concerning us, our competitors or other biopharmaceutical companies, may have a significant effect on the market price of our common stock. Further, conversions of convertible securities and the sale of the shares of our commonstock underlying those convertible securities, such as the debentures issued to HEM, could cause a significant decline in the market price for our common stock. We have not paid any cash dividends on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

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

We Have Convertible, Redeemable Securities That Have and May Continue To Result in Dilution for Common Stockholders, and May Be Convertible Into Common Stock or Debt

As a result of our merger with Ophthalmic Solutions Inc. on September 22, 2003, we assumed the rights and obligations in connection with $1,000,000 in principal amount of convertible debentures issued by Ophthalmic Solutions to HEM Mutual Assurance LLC, including the gross proceeds raised through the sale of the debentures and Ophthalmic Solutions’ obligations under the debentures and the related debenture purchase agreement. The debentures are convertible into shares of our common stock, accrue interest at the rate of 1% per year, payable in cash or shares of our common stock, and have a maturity date of September 21, 2008. As of the filing of this Form 10-Q, an aggregate of $403,625 in principal amount of these debentures, along with the associated interest, had been converted into an aggregate of 1,697,639 unrestricted shares of our common stock. Of the remaining $596,375 in principal amount of the debentures:

•	$92,750 is convertible into unrestricted shares of our common stock at a conversion price that is the lower of $0.30 or the average of the three lowest closing per share bid prices for our common stock during the 40 trading days prior to conversion.

•	$3,625 is convertible into unrestricted shares of our common stock at a conversion price $0.01 per share; and.

•	$500,000 is convertible into unrestricted shares of our common stock at a conversion price that is the lower of $0.375 or the average of the three lowest closing per share bid prices for our common stock during the 40 trading days prior to conversion.

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

In addition, in the event of the first commercial sale of the product pursuant to the terms of the Bausch and Lomb License Agreement, the Series A-1 Preferred Stock then outstanding shall be redeemed by us for cash and a pre-paid royalty. See Note 2 to Notes to Condensed Financial Statements contained herein for additional information regarding the Series A-1 Preferred Stock.

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

As of September 30, 2003, if the Series A-1 Preferred Stock had been converted into Common Stock, the number of shares of Common Stock, into which the Series A-1 Preferred Stock would have been converted would have exceeded the 4,300,000 maximum shares under the agreement. The excess amount of the Series A-1 Preferred Stock, of approximately $2.1 million, has been excluded from stockholders’ equity in the Condensed Consolidated Balance Sheet as of September 30, 2003 and has been reported at the mezzanine level. As of the filing of this Form 10-Q, approximately $2.5 million would have been excluded from stockholders’ equity and reported at the mezzanine level.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates.

We invest our excess cash in investment grade, interest-bearing securities. While a hypothetical decrease in market interest rates by 10 percent from the September 30, 2003 levels would cause a decrease in interest income, it would not result in a loss of the principal. Additionally, the decrease in interest income would not be material.

Item 4. Controls and Procedures

(a.) As of the end of the quarter ended September 30, 2003, the Company’s management, including its chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b.) During the quarter ended September 30, 2003, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

On June 23, 2003, Xmark Funds, L.P. et al, filed a complaint in the United States District Court, Southern District of New York against us alleging that InSite Vision breached the terms of the term sheet signed between Xmark Funds and us in May 2003, by not accepting an investment from Xmark Funds. The complaint seeks monetary damages. On July 14, 2003, we filed an answer to the complaint.

On or about October 8, 2003, Thai Nguyen filed a complaint in the Superior Court of California, County of San Francisco, against us, our chief executive officer, Kumar Chandrasekaran, the Regents of the University of California or “Regents” and two individuals associated with the Regents. Mr. Nguyen alleges that InSite Vision breached an obligation to continue supporting his research; he has also made a variety of other related claims and allegations against us and the other defendants. The complaint seeks both monetary and injunctive relief. Mr. Nguyen has filed a motion to enjoin InSite Vision during the pendency of the litigation from alienating the license rights held by InSite Vision relating to the subject of Mr. Nguyen’s research, and have opposed such motion. Neither we nor Dr. Chandrasekaran have yet filed a response to the complaint. A preliminary hearing on this matter is scheduled for November 20, 2003.

Item 2. Changes in Securities and Use of Proceeds.

In October 2003 we received aggregate proceeds of $84,000 from the sale of an aggregate of 210,000 shares of our common stock in a private placement to two accredited investors. These securities were sold pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933 based on the limited nature of the offering and the purchasers’ status as accredited investors.

On September 22, 2003, pursuant to an Agreement and Plan of Merger dated as of the same date, we completed a triangular merger with Ophthalmic Solutions, Inc., a private, development stage Delaware corporation with a business plan to pursue opportunities for over-the-counter products in the area of ophthalmology, and Arrow Acquisition, Inc., a Delaware corporation and a wholly owned subsidiary of ours. Following the merger, Ophthalmic Solutions became our wholly-owned subsidiary and we issued 100 shares of our common stock to the sole stockholder of Ophthalmic Solutions in exchange for all outstanding shares of Ophthalmic Solutions’ capital stock. These 100 shares of our common stock were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933 based on the nature of the transaction and the sole Ophthalmic Solutions stockholder’s status as an accredited investor and such shares may not be sold, transferred or assigned absent an effective registration statement or an applicable exemption from the registration requirements under the Securities Act of 1933 and applicable state securities laws.

Immediately prior to the merger, Ophthalmic Solutions entered into a Convertible Debenture Purchase Agreement, dated as of September 22, 2003, with HEM Mutual Assurance LLC, or HEM, pursuant to which Ophthalmic Solutions sold and issued convertible debentures to HEM in an aggregate principal amount of $1,000,000 in a private placement pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended. Each of the debentures has a maturity date of September 21, 2008, subject to earlier conversion or redemption pursuant to its terms, and bears interest at the rate of 1% per year, payable in cash or shares of common stock at the option of the holder of the Debentures. As a result of the merger, we assumed the rights and obligations of Ophthalmic Solutions in the private placement, including the gross proceeds raised through the sale of the debentures and Ophthalmic Solutions’ obligations under the debentures and the Purchase Agreement. In connection with the Purchase Agreement, 5,000,000 shares of Ophthalmic Solutions’ common stock had been placed into escrow, in the name of HEM, without restrictive legend for possible future conversion under the debentures. Upon completion of the merger, the 5,000,000 shares of Ophthalmic Solutions’ common stock held in escrow were canceled and replaced with 5,000,000 shares of our common stock in the name of HEM, to be held in escrow without restrictive legend for possible future conversion under the debentures, pursuant to an exemption from registration under Section 3(a)(9) of the Securities Act of 1933. Unless and until the debentures are converted, HEM has no voting or other ownership rights in any of the shares of our common stock held in escrow and the shares in escrow are not treated by us as being issued and outstanding. In connection with the initial placement of the debentures with HEM, we paid aggregate fees of $80,000 to the placement agent.

As of September 30, 2003, $492,750 in principal amount of the debentures were convertible into unrestricted shares of our common stock at a conversion price that is the lower of $0.30 or the average of the three lowest closing per share bid prices for the common stock during the 40 trading days prior to conversion. On November 10, 2003, $200,000 in principal and the related interest was converted into 667,561 shares of our common stock. On October 30, 2003, $200,000 in principal and the related interest was converted into 667,360 shares of our common stock. Additionally, as of September 30, 2003, $3,625 in principal amount of the debentures were convertible into unrestricted shares of our common stock at a conversion price $0.01 per share. On October 15, 2003 this $3,625 and the related interest was converted into 362,718 unrestricted shares of our common stock. An additional $3,625 in principal amount of the debentures became convertible into unrestricted shares of our common stock at a conversion price $0.01 per share when the $500,000 promissory note issued by HEM as partial consideration for the debentures was paid in full by HEM in cash to us on November 12, 2003.

The remaining $500,000 in principal amount of the debentures is convertible into unrestricted shares of our common stock at a conversion price that is the lower of $0.375 or the average of the three lowest closing per share bid prices for our common stock during the 40 trading days prior to conversion.

As of November 12, 2003 a total of $596,375 of debentures remain outstanding and, along with accrued and unpaid interest, may be converted into our common stock. The conversion price and number of shares of our common stock issuable upon conversion of the debentures is subject to adjustment for stock splits and combinations and other dilutive events.

The debentures may never be converted into an aggregate of more than 5,000,000 shares of our common stock unless we elect to increase the number of shares held in escrow in accordance with and subject to any applicable rules or regulations of The American Stock Exchange or such other exchange, market or system on which our common stock is then listed requiring stockholder approval prior to such additional issuance. In the event that the conversion rate of the debentures would require us to issue more than an aggregate of 5,000,000 shares of our common stock upon conversion of the debentures and we elect not to increase the number of shares held in escrow (or if we fail to obtain any required stockholder approval for such proposed increase), we will be required to redeem the unconverted amount of the debentures for 140% of the principal amount thereof, plus accrued and unpaid interest.

In addition to the foregoing, the debentures may not be converted if and to the extent that after such conversion the holder would beneficially own more than 5% of our then outstanding common stock, unless the holder waives this limitation by providing us 75 days prior notice of the waiver.

We have the right to redeem the debentures, in whole or in part, at any time on 30 days advanced notice for 140% of the principal amount of the outstanding debentures being redeemed, plus accrued and unpaid interest. In addition, if at any time any of the debentures are outstanding, we receive debt or equity financing in an amount equal to or exceeding $5,000,000 in a single transaction or series of related transactions (excluding any portion of such financing consisting of forgiveness of debt or other obligations), we are required to redeem the debentures for 150% of the amount of the then outstanding debentures. If trading in our common stock is suspended (other than suspensions of trading on such market or exchange generally or temporary suspensions pending the release of material information) for more than ten trading days, or if our common stock is delisted from the exchange, market or system on which it is then traded and not relisted on another exchange, market or the Over the Counter Bulletin Board within 10 trading days, HEM may elect to require us to redeem all then outstanding debentures and any shares of our common stock then held by HEM through prior conversions at a price equal to the sum of the aggregate market value of the common stock then held by HEM through prior conversions plus the value of all unconverted debentures then held by HEM, calculated in each case in the manner set forth in the Purchase Agreement. We would owe an interest penalty of 8% per year on any payments not made within 7 business days of a redemption request made pursuant to the preceding sentence.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On October 21, 2003, Ernst & Young LLP notified us that it would resign as our independent public accountants effective following the completion of its review of this Quarterly Report on Form 10-Q. On November 19, 2003, Ernst & Young’s completed its review of this Quarterly Report on Form 10-Q and Ernst & Young’s resignation as our independent public accountants became effective. Both we and Ernst & Young agree that InSite Vision would be better served by an independent accounting firm that focuses on meeting the needs of smaller public companies. We have commenced a search for a new independent accounting firm, but have not yet engaged such a firm.

Ernst & Young’s decision to resign as our independent public accountants was not the result of any disagreement between us and Ernst & Young on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. On October 28, 2003 we filed a Current Report on Form 8-K with the Securities and Exchange Commission regarding the resignation of Ernst & Young as our independent public accountants effective following the completion of its review of this Quarterly Report on Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K.

a) Exhibits

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report) are included, or incorporated by reference, in this Quarterly Report.

b) Reports on Form 8-K on August 13, 2003, we filed a Current Report on Form 8-K reporting under Item 9 a copy of a press release, which, among other things, set forth our results of operations for the quarter ended June 30, 2003.

During the quarter ended September 30, 2003, we filed the following reports on Form 8-K:

On September 23, 2003, we filed a Current Report on Form 8-K reporting under Item 5 the merger with Ophthalmic Solutions, Inc. and the assumption of convertible debentures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSITE VISION INCORPORATED

Dated: November 19, 2003	by:	/s/ S. Kumar Chandrasekaran, Ph.D.

S. Kumar Chandrasekaran, Ph.D. Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of September 22, 2003, by and among InSite Vision Incorporated, a Delaware corporation, Arrow Acquisition, Inc., a Delaware corporation, and Ophthalmic Solutions, Inc., a Delaware corporation. (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2003, and incorporated herein by reference)

4.1	Convertible Debenture Purchase Agreement, dated as of September 22, 2003, by and between Ophthalmic Solutions, Inc. and HEM Mutual Assurance LLC. (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2003 and incorporated herein by reference)

4.2	$492,750 1% Convertible Debenture Due September 21, 2008, originally issued by Ophthalmic Solutions, Inc., a Delaware corporation to HEM Mutual Assurance LLC on September 22, 2003. (previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2003 and incorporated herein by reference)

4.3	$7,250 1% Convertible Debenture Due September 21, 2008, originally issued by Ophthalmic Solutions, Inc., a Delaware corporation to HEM Mutual Assurance LLC on September 22, 2003. (previously filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2003 and incorporated herein by reference)

4.4	$500,000 1% Convertible Debenture Due September 21, 2008, originally issued by Ophthalmic Solutions, Inc., a Delaware corporation to HEM Mutual Assurance LLC on September 22, 2003. (previously filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2003 and incorporated herein by reference)

10.1 *	Form of Common Stock Purchase Agreement, dated October 20, 2003, for an aggregate 210,000 shares of InSite Vision Incorporated Common Stock.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Promissory Note, in the amount of $500,000, originally issued by HEM Mutual Assurance LLC to Ophthalmic Solutions, Inc., a Delaware corporation on September 22, 2003. (previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2003 and incorporated herein by reference)

*	filed herewith