Form 10-K
period 2003-12-31
INSITE VISION INC
filed 2004-03-30
CIK 802724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0–22332

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑

The aggregate market value of registrant’s Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of June 30, 2004: was approximately $12,742,170 (based upon the closing sale price of the Common Stock on the last business day of the registrant’s most recently completed second fiscal quarter). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the Common Stock have been excluded from such calculation as such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares of Common Stock, $0.01 par value, outstanding as of March 26, 2004: 33,138,778.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the following document are incorporated by reference into this Report on Form 10-K where indicated: portions of the Proxy Statement for the registrant’s 2004 Annual Meeting of Stockholders which we expect to be held on June 1, 2004 are incorporated by reference into Part II, Item 5 and Part III of this Report.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

Cautionary Statement for purposes of the “Safe Harbor” provisions of Private Securities Litigation Reform Act of 1995:

Except for the historical information contained herein, the discussion in this Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, beliefs, objectives, expectations and intentions. The cautionary statements made in this document should be read as applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below in “Risk Factors,” as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward- looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

“The results of this study indicate substantial evidence that the TIGR/MYOC mt.1(+) variant provides a strong marker for accelerated worsening of both optic disc and visual field measures of glaucoma progression above and beyond other baseline risk factors,” stated one of the authors of the study, Jon Polansky, M.D., University of California, San Francisco. Dr. Polansky also acts as our advisor. Our OcuGene glaucoma genetic test screens for the TIGR/MYOC mt.1(+) variant.

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

Corporate Information. Our principle executive offices are located at 965 Atlantic Avenue, Alameda, California 94501. Our telephone number is (510) 865-8800. We make our periodic and current reports available, free of charge, through our website (http:///www.insitevision.com) under “Investor Relations – SEC Filings” as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

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

The worldwide ophthalmic antibiotic market was anticipated to reach approximately $700.0 million in 2002, according to a study by Frost and Sullivan. The study also anticipated sales of ophthalmic fluoroquinolone products to reach $280.0 million in 2002. The market has been, and we believe will continue to be, impacted by the use of antibiotics in connection with laser-based vision correction procedures.

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

Recent Developments

On December 16, 2003, we sold 142,857 shares of our common stock in a private placement to an accredited investor and received $50,000 in proceeds. On March 26, 2004, we received approximately $1.8 million, net of placement fees, from the initial closing of a private placement that will yield aggregate gross proceeds of $16.5 million if the final closing occurs. At the initial closing we sold 3,880,000 shares of our common stock at a price of $0.50 per share and warrants to purchase 1,940,000 shares of our common stock at an exercise price of $0.75 per share. The final closing is contingent upon our receiving stockholder approval for the financing and for an amendment to our Certificate of Incorporation increasing the authorized shares of our common stock by an amount sufficient to enable us to issue the shares and warrants contemplated in the final closing and other standard closing conditions. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities – Recent Sales of Unregistered Securities” for a further description of these transactions.

On December 31, 2003, we entered into a settlement agreement with Xmark Funds, L.P. et al, or Xmark, related to a complaint filed against us by Xmark. As part of the settlement we paid Xmark $10,000 and issued warrants to purchase 250,000 shares of our Common Stock at an exercise price of $0.58 per share that expire on December 31, 2006. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities – Recent Sales of Unregistered Securities” for a further description of this transaction.

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

Products and Product Candidates

Product	Indications	Anticipated Benefits	Status(1)

Glaucoma Genetics

OcuGene – Glaucoma Genetic Test	Glaucoma severity (TIGR gene)	Determine disease severity among glaucoma patients	Marketed

PCG – Primary Congenital Glaucoma Test	Glaucoma detection in infants	Patient identification to allow early treatment before complications and irreversible vision loss	Pre-commercialization (2)

ISV – 900	Glaucoma prognostic/ diagnostic	Identify new genetic markers to detect disease susceptibility and determine disease severity	Research

Glaucoma Product Candidates

ISV – 205	Steroid-induced intraocular pressure elevation, glaucoma	Treat/prevent disease progression	Phase 2(b) completed

Other Topical Product Candidates and Product

ISV – 401	Bacterial infection including ophthalmia neonatorum	Broad spectrum antibiotic with reduced dosing frequency	Phase 3 (3)

ISV – 403	Bacterial infection	Fourth generation fluoroquinolone antibiotic with reduced dosing frequency	Phase 1 (4) Sold to Bausch & Lomb Incorporated

ISV – 205	Inflammation and analgesia	Reduced dosing frequency	Preclinical

AquaSite	Dry eye	Reduced dosing frequency and extended duration of action	Marketed (OTC)

Retinal Device

ISV – 014	Retinal drug delivery device for potential treatment of diabetic retinopathy and macular degeneration	Non-surgical delivery of drugs to the retina	Research

1)	All products except OcuGene, ISV-900, AquaSite and ISV-014 are expected to be prescription pharmaceuticals. As denoted in the table, “Preclinical” follows the research stage and indicates that a specific compound is being tested in preclinical studies in preparation for filing an investigational new drug application, or IND. For a description of preclinical trials, IND, Phase 1, Phase 2 and Phase 3 clinical trials and New Drug Application, or NDA, see “—Government Regulation.”

2)	A prognostic technology has been developed and plans for use in screening a limited population prior to being available for a broader market will be dependent upon available funding.

3)	Phase 2 testing is completed for ISV-401 and Phase 3 clinical trials are anticipated to begin in the second quarter of 2004.

4)	The Phase 1 testing is completed and the program was sold to Bausch & Lomb in December 2003. Further clinical development will be conducted by Bausch & Lomb.

Glaucoma Genetics

According the Glaucoma Research Foundation, glaucoma is the leading cause of preventable blindness in the U.S., affecting an estimated two to three million people. The most prevalent form of glaucoma in adults is POAG. Other forms of the disease include PCG, a leading cause of blindness in infants, and juvenile glaucoma that affects children and young adults.

Often called the “sneak thief of sight” because of its lack of symptoms, glaucoma is believed to result when the flow of fluid through the eye is impaired. This may lead to elevated intraocular pressure or IOP, which increases pressure on the optic nerve and can cause irreversible vision loss if left untreated. However, one form of glaucoma, normal or low-tension glaucoma, is associated with individuals who have normal eye pressure. It is estimated that one-third of U.S. glaucoma patients and three-quarters of glaucoma patients in Japan have this form of the disease, based on a study conducted by Dr. Kitazawa in Japan. These patients cannot be identified with standard glaucoma screening tests that only measure a patient’s eye pressure and these patients usually incur visual field loss before they are diagnosed.

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

Researchers with whom we collaborate have identified several disease-causing, or modifying, genes related to POAG including TIGR/MYOC, OPTN, OCLM and APOE. Additional research has revealed mutations in the CYP1B1 gene that are related to PCG. We have obtained exclusive worldwide licenses for the rights to commercialize certain research related to the TIGR gene and associated mutations from the Regents of the University of California, the CYP1B1 gene and associated mutations from UCHC and APOE, as it interacts with TIGR, from INSERM.

We currently hold licenses to patents issued on the TIGR cDNA, TIGR antibodies, methods for the diagnosis of glaucoma using the TIGR technology and methods for the diagnosis of glaucoma using the CYP1B1 technology. Additional patents related to the ISV-900 program are currently pending and if issued will be included in the licenses we hold.

OcuGene. Current glaucoma tests are often unable to detect the disease before substantial damage to the optic nerve has occurred. Gene-based tests may make it possible to identify patients at risk and initiate treatment before permanent optic nerve damage and vision loss occurs. Our ISV-900 program is intended to discover the appropriate genetic markers for certain forms of glaucoma and to incorporate those markers into prognostic, diagnostic and management tools. The first version of these tests, OcuGene, has been developed and the product was commercially launched at the end of 2001. However, development of additional clinical data will be necessary to support the market utility of this product. We anticipate that as further research identifies new genes, and additional mutations, we will bring these to market as additional tests.

In December 2002, we entered into an agreement with Società Industria Farmaceutica Italiana (SIFI) that grants them the exclusive right to manufacture/perform, distribute and market OcuGene in Italy for eight years. SIFI introduced the OcuGene test at two Italian ophthalmic meetings in late 2003, and is currently evaluating the market opportunity and feasability to support a product launch in the second half of 2004.

Glaucoma Product Candidates

ISV-205. Our ISV-205 product candidate contains the drug diclofenac formulated in the DuraSite sustained-release delivery vehicle. Diclofenac is a non-steroidal anti-inflammatory drug or NSAID currently used to treat ocular inflammation. NSAIDs can block steroid-induced IOP elevation by inhibiting the production of the TIGR protein that appears to affect the fluid balance in the eye. Our ISV-205 product candidate delivers concentrations of diclofenac that have been shown in cell culture systems to inhibit the production of the TIGR protein.

We successfully completed a Phase 2a clinical study in 1999 that evaluated the efficacy of two concentrations of diclofenac. Analysis of the data from this study indicates that ISV-205 was safe and associated with a 75% reduction in the number of subjects with clinically significant IOP elevation following steroid use.

In 2001 we completed a Phase 2b clinical study that was conducted in 233 subjects with ocular hypertension. Genetic information was collected on the subjects using our ISV-900 technology and the subjects were dosed twice daily for six months with ISV-205. Our ISV-900 technology detected the TIGR mt-1 or mt-11 mutations in approximately 70% of the ocular hypertensives participating in the study. In patients with the TIGR mutations, a 0.1% formulation of our ISV-205 product candidate was statistically significantly more effective than placebo in lowering intraocular pressure (IOP) (p=0.008). These effects were not seen to the same extent in patients without the TIGR mutations. ISV-205 was similar to placebo in ocular safety and comfort in all patients. We are planning further clinical studies before filing for product approval with the U.S. Food and Drug Administration, or FDA. However, we cannot assure you that similar clinical results will be achieved. Also, initiation of such studies will require us to obtain additional funding either from a strategic partner or from investors.

Other potential indications for ISV-205 may include glaucoma prevention, analgesia and anti-inflammatory indications. Co-exclusive rights, in the U.S., to develop, manufacture, use and sell ISV-205 to treat non-glaucoma indications of inflammation and analgesia, were licensed to CIBA Vision in May 1996.

Other Topical Product Candidates and Marketed Product

ISV-401. We have developed a topical formulation of the antibiotic, azithromycin to treat bacterial conjunctivitis and other infections of the outer eye. Azithromycin has a broad spectrum of antibiotic activity and is widely used to treat respiratory and other infection in its oral and parenteral forms. The eye drop of 1% azithromycin (ISV-401) is formulated to deliver sufficient tissue concentrations over a 5-day dosing period using our proprietary DuraSite technology that enables superior bactericidal activity against most common ocular pathogens and pseudomonas. The key advantages of ISV-401 include a significantly reduced dosing regimen (6 doses vs. 36 doses for comparable products), the high and persistent levels of azithromycin achieved in the tissues of the eye and its wide spectrum of activity. Phase 1 and 2 studies have shown that ISV-401 is well tolerated and effective. ISV-401 also has broad patent protection (see “Risk Factors - Our business depends upon our proprietary rights, and we may not be able to adequately protect, enforce or secure our intellectual property rights”).

ISV-401 has been formulated to meet the regulatory requirements for both a United States and a global product. Our marketing emphasis will focus on pediatricians, general practitioners, and ophthalmologists. Pediatricians and general practice physicians write more than 65% of total prescriptions for ophthalmic antibiotics. We expect that if and when it is released, use of ISV-401 by ophthalmologists will grow steadily as the product, in our estimation, will be positioned to compete favorably with the newer 4th generation fluoroquinolones for antibacterial coverage. Further, ISV-401 possesses the advantage of reduced dosing frequency that we believe may ultimately increase patient compliance and reduce the likelihood of the development of bacterial resistance. Additionally, we believe ISV-401 may be used in additional indications, including surgery, opthalmia neonatorium and blepharitis. Marketing of ISV-401 will require us first to obtain additional funding either from a strategic partner or from investors.

Product safety and efficacy have been demonstrated, respectively, in Phase 1 and Phase 2 clinical trials. As a result of our ‘End of Phase 2 Meeting’ with the FDA, we intend to execute two pivotal Phase 3 clinical trials, the first of which is planned to begin in the second quarter of 2004. We anticipate conducting the trials in both the United States and internationally to permit aggressive enrollment of the subjects, including both children and adults, necessary to complete the studies. We further anticipate that the primary endpoints of both trials will be microbial eradication and clinical cure.

We have secured a source for the active ingredient and have a contract-manufacturing site for production of clinical trial supplies and registration batches. The supplies are being manufactured under the supervision of our personnel. We are planning to begin the manufacture of the registration batches needed to support the filing of the NDA at this contract facility in the second quarter of 2004. We anticipate that our contract manufacturing facility will be ready for inspection by the FDA at the time of our NDA submission. It should be noted that manufacturing plans are subject to delays and unanticipated interruptions.

ISV-403 is a formulation of a fluoroquinolone in the DuraSite system. Fluoroquinolones are effective against gram-positive and gram-negative bacteria including Pseudomonas, and are often used as prophylaxis during ophthalmic surgery. Based on recently conducted preclinical testing, it was determined that this is a fourth-generation fluoroquinolone, which has expanded bacterial sensitivities and may be effective against the bacteria that have developed resistance to prior generation fluoroquinolones and other antibiotics. In addition, based on preclinical studies, we believe the ISV-403 formulation may allow for reduced dosing frequency compared to other fluoroquinolone formulations currently on the market. In February 2003 we filed an Investigational New Drug Application, or IND, with the FDA and in April 2003 we began a Phase 1 clinical trial of ISV-403. In June 2003 the dosing for the study was completed. In December 2003 we sold the ISV-403 product candidate to Bausch & Lomb, who had licensed the product candidate from us in August 2002. Bausch & Lomb is responsible for the further clinical development of the product.

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

Bausch and Lomb Incorporated. On December 30, 2003, we completed the sale of our drug candidate ISV-403 for the treatment of ocular infections to Bausch & Lomb Incorporated or Bausch & Lomb, pursuant to an ISV-403 Purchase Agreement dated December 19, 2003 (the “Purchase Agreement”) and a License Agreement dated December 30, 2003 (the “License Agreement,” and collectively, the “Asset Sale”).

Under the terms of the Purchase Agreement, we received a cash payment from Bausch & Lomb in the amount of $1,500,000 and reimbursement of certain ISV-403 product development expenses as well as budgeted expenses in furtherance of ISV-403 product development actually incurred between November 1, 2003 and the closing of the Asset Sale, as well as reimbursement for development support obligations for a period of time subsequent to closing. We will also receive a percentage of future ISV-403 net product sales, if any, in all licensed countries, ending upon the later of the expiration of the patent rights underlying ISV-403 or ten years from the date of the first ISV-403 product sale by Bausch & Lomb. Bausch & Lomb has assumed all future ISV-403 development and commercialization expenses and, following a transfer period, will be responsible for all development activities, with our assistance as appropriate. In addition, the August 2002 ISV-403 licensing agreement and the related Series A-1 Preferred Stock purchase agreement between Bausch & Lomb and us has been terminated and Bausch & Lomb has returned to us for cancellation all shares of our Series A-1 Preferred Stock we previously issued to Bausch & Lomb. Under the Purchase Agreement, we also have certain potential indemnification obligations to Bausch & Lomb in connection with the Asset Sale.

The License Agreement provides Bausch & Lomb a license under certain of our patents related to our DuraSite delivery system for use with ISV-403 and under other non-patent intellectual property used in ISV-403. The License Agreement provides for Bausch & Lomb to complete development of the SS734 fluoroquinolone products that combine certain compounds, we licensed from SSP, Co., Ltd., or SSP, with the DuraSite delivery system and to commercialize any such products. The patent license is exclusive (even as to us) in the particular field of developing, testing, manufacturing, obtaining regulatory approval of, marketing, selling and otherwise disposing of such products. The license of non-patent intellectual property granted to Bausch & Lomb is nonexclusive.

In connection with the Asset Sale, we also assigned to Bausch & Lomb a certain agreement between SSP and us under which we were licensed to commercialize SSP’s SS734 fluoroquinolone. Because that agreement also included a license from us to SSP under certain patents relating to DuraSite that we did not sell to Bausch & Lomb, the assignment of the agreement to Bausch & Lomb excluded the assignment of our obligations and rights as the licensor of such patents. Instead, we entered into a new license agreement with SSP reflecting our original rights and obligations as the licensor of the DuraSite patents to SSP.

Societa Industria Farmaceutica Italiana – S.P.A. (SIFI) In December 2002, we entered into a exclusive distribution agreement with SIFI for OcuGene in Italy. The distribution agreement grants SIFI the right to manufacture, directly or indirectly, distribute, perform, market, sell and promote our OcuGene glaucoma genetic test in Italy. Over the initial eight-year term of the agreement SIFI will pay us a fee for each test conducted. The agreement may be extended by SIFI for additional two year periods if certain sales targets are met during such periods.

Quest Diagnostics Incorporated. In November 2002, we extended an exclusive laboratory service agreement with Quest Diagnostics Incorporated, or Quest, for our OcuGene test in the U.S. Under this agreement, we pay Quest for each OcuGene test that they perform.

CIBA Vision Ophthalmics. In October 1991, we entered into license agreements with CIBA Vision (the “CIBA Vision Agreements”), which granted CIBA Vision certain co-exclusive rights to manufacture, have manufactured, use and sell, in the U.S. and Canada: fluorometholone and tear replenishment products utilizing the DuraSite technology, ISV-205 for non-glaucoma indications, and ToPreSite®, a product candidate for ocular inflammation/infection (the development of which is currently not being pursued by us or Ciba Vision).

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

SSP Co., Ltd. In April 2001, we entered into a royalty-bearing license agreement with SSP Co., Ltd, or SSP, for two fourth-generation fluoroquinolones, one of which is the active ingredient in ISV-403. We have worldwide development and marketing rights except for Japan, which were retained by SSP, and will share the rights with SSP in Asia. We subsequently assigned our rights under this agreement for the active ingredient in ISV-403 to Bausch & Lomb.

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

Patents and Proprietary Rights

Patents and other proprietary rights are important to our business. Our policy is to file patent applications seeking to protect technology, inventions and improvements to our inventions that we consider important to the development of our business. Additionally, we assist UC Regents, UCHC and INSERM in filing patent applications seeking to protect inventions that are the subject of our agreements with those institutions. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. Our DuraSite drug delivery products are made under patents and applications, including three U.S. patents, owned by Columbia and exclusively licensed to us in the field of human ophthalmic applications. In addition, we have filed a number of patent applications in the U.S. relating to our DuraSite technology. Of these applications, six U.S. patents have been issued. Of the patent applications we have licensed from the UC Regents, twelve U.S. patents have issued. Of the patent applications licensed from UCHC covering the diagnosis of PCG, five U.S. patents have been issued. We have three patent applications on file for our retinal programs and four U.S. patents on our retinal drug delivery device have been issued. Three patent applications have been filed related to our antibiotic programs, and four U.S. patents have been issued. Several other patent applications by us and by the UC Regents, UCHC and INSERM relating to the foregoing and other aspects of our business and potential business are also pending. Foreign counterparts of the InSite patents as well as the licensed patents of certain of these applications exist in many countries.

The patent positions of pharmaceutical companies, including ours, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, we do not know whether any of our pending patent applications will result in the issuance of patents or if any of our patents will provide significant proprietary protection. Since patent applications are maintained in secrecy until patents issue in the U.S., or such patents are published by foreign regulatory authorities, we cannot be certain that we or any licensor was the first to file patent applications for such inventions or that patents issued to our competitors will not block or limit our ability to exploit our technology. Moreover, we might have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost to us, even if the eventual outcome were favorable. There can be no assurance that our patents will be held valid or enforceable by a court or that a competitor’s technology or product would be found to infringe such patents.

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

Research and Development

On December 31, 2003, our research and development staff numbered 14 people, of whom 6 have Ph.D.s. In 2003, our research and development expenses were $4.4 million, including the expenses related to contract research activities for which we received $128,000 from Bausch & Lomb. In 2002, our research and development expenses, including third party research we sponsored, were $7.1 million, of which $166,000 was funded by third parties. In 2001, our research and development expenses, including third party research we sponsored, were $7.3 million, of which $0.7 million was funded by Pharmacia as part of the ISV-205 license.

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

SSP Co., Ltd. In April 2001, we entered into an exclusive licensing agreement with SSP for two fluoroquinolone compounds, one of which is incorporated into ISV-403. We have exclusive marketing rights for the world except for Japan, which SSP retained, and shared rights with SSP in the rest of Asia. In December 2003 we assigned our rights under this agreement to the compound incorporated into ISV-403 to

Bausch & Lomb. In August 1999, we entered into an exclusive licensing agreement with SSP to be the exclusive manufacturer and distributor of AquaSite in Japan. We will be the sole supplier to SSP for certain key ingredients necessary for the manufacture of AquaSite.

Bausch & Lomb. In December 2003, we sold our ISV-403 product candidate to Bausch & Lomb. Bausch & Lomb has the exclusive marketing rights for the world except for Japan, which were retained by SSP, and shared rights in the rest of Asia with SSP. Bausch & Lomb also has also assumed the development and manufacturing responsibilities for the ISV-403 formulation for their sales and distribution.

SIFI. In December 2002, we entered into an exclusive licensing agreement with SIFI for OcuGene. SIFI has the exclusive right to manufacture/perform, distribute and market OcuGene in Italy. We provide SIFI with access to technical information related to OcuGene and provide them access to any marketing materials we develop with respect to OcuGene to aid them in their sales and distribution efforts.

Competition

We have many competitors in the U.S. and abroad. These companies include ophthalmic-oriented companies that market a broad portfolio of products, as well as large integrated pharmaceutical companies that market a limited number of ophthalmic pharmaceuticals in addition to many other pharmaceuticals. Many of these companies have substantially greater financial, technical, marketing and human resources than we do and may succeed in developing technologies and products that are more effective, safer or more commercially accepted than any which we have developed or are developing. These competitors may also succeed in obtaining cost advantages, patent protection or other intellectual property rights that would block our ability to develop our potential products, or may obtain regulatory approval for the commercialization of their products more rapidly or effectively than we do. The ophthalmic prescription pharmaceutical market in the U.S. is dominated by six companies: Allergan Pharmaceuticals, a division of Allergan, Inc.; Alcon Laboratories, Inc., a division of Nestle Company; Bausch and Lomb; CIBA Vision, a division of Novartis Ltd.; Merck, Sharp & Dohme, a division of Merck & Co., Inc.; and Pfizer, Inc. It is very difficult for smaller companies, such as ours, that do not have large and well-developed research and development, and sales and marketing staffs, to successfully develop and market products.

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

Our advisors are as follows:

Name	Position
Mark Abelson, M.D.	Associate Clinical Professor of Ophthalmology, Department of Ophthalmology, Harvard Medical School
Chandler R. Dawson, M.D.	Emeritus Professor, Department of Ophthalmology, University of California, San Francisco
Henri-Jean Garchon, M.D., Ph.D.	Director, INSERM, France
David G. Hwang, M.D.	Professor of Clinical Ophthalmology, Co-Director, Cornea and Refractive Surgery Service, University of California, San Francisco School of Medicine
Kazuhide Kawase, M.D.	Associate Professor, Gifu University, Japan
Roy Karnovsky	Advisor and Consultant in Business Development and Marketing
Eliot Lazar, M.D.	President, El Con Medical Consulting, Buffalo, New York
Michael Marmor, M. D.	Professor, Department of Ophthalmology, Stanford University School of Medicine
Gary D. Novack, Ph.D.	Founder and President, PharmaLogic Development, Inc.; former Associate Director for Glaucoma Research at Allergan, Inc.
Jon R. Polansky, M. D.	Adjunct Professor of Ophthalmology, University of California, San Francisco
Roger Vogel, M. D.	Medical Director
Claes Wadelius, M.D., Ph.D.	Professor, Uppsala University, Sweden

Employees

As of December 31, 2003, we had 22 employees, 17 of which were full time. None of our employees are covered by a collective bargaining agreement. We believe we have good employee relations. We also utilize independent consultants to provide services in certain areas of our scientific and business operations.

RISK FACTORS

We Require Immediate Significant Additional Funding to Continue our Operations and If We Are Unable to Complete the Final Closing Related to a Private Placement Agreement We Have Entered Into, of If We Do Not Receive Additional Funding From Other Sources, We Will Cease Operations and Liquidate our Assets

Our independent auditors included an explanatory paragraph in their audit report referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern. On March 26, 2004, we raised gross proceeds of $1.9 million (before transaction fees and expenses) through the initial closing of a private placement of our common stock and warrants to purchase common stock which we believe will provide us the funds to operate for an additional 60 to 90 days after the initial closing. During this period we will be seeking the stockholder approval necessary to complete the final closing related to this private placement, which if it occurs will yield additional proceeds of approximately $14.6 million (before transaction fees and expenses). We will be unable to complete the final closing if we are unable to obtain the required stockholder approval, if we suffer a “material adverse change” (as such term is defined in the Subscription Agreement related to the private placement) which is not waived by investors in the private placement or if any other condition to the final closing is not met and not waived by the Subscribers if capable of being waived. Also, pursuant to the terms of the private placement we are generally prohibited from raising additional financing through the issuance of securities during the period from the initial closing through the earlier to occur of the final closing and June 30, 2004 (subject to extension at our sole discretion), which could significantly harm our ability to continue operations if the final closing does not occur. If we are unable to complete the final closing or obtain additional funding from private or public equity or debt financings, collaborative or other partnering arrangements, asset sales or other sources, management will be required to cease all operations and liquidate our remaining assets. If this occurs, our stockholders would likely lose their entire investment in us.

We are seeking longer term additional funding through the final closing of the private placement we entered into in March 2004 and through potential public or private equity or debt financings, collaborative or other partnering arrangements, asset sales and from other sources. However, our current financial situation may harm our ability to obtain additional funding and could make the terms of any such funding, if available, significantly less favorable than would otherwise be the case. Our board of directors has the authority to determine the price and terms of any sale of common stock and the rights, preferences and privileges of any preferred stock or debt or other security that is convertible into or exercisable for the common stock. The terms of any securities issued to future investors may be superior to the rights of our common stockholders and could result in substantial dilution and could adversely affect the market price for our common stock. If we raise funds through the issuance of debt securities, such debt will likely be secured by a security interest or pledge of all of our assets, will require us to make principal and interest payments, would likely include the issuance of warrants, and may subject us to restrictive covenants. If we do not obtain such long term financing either through the final closing of the private placement or otherwise, we would have to cease operations and liquidate our assets. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities – Recent Sales of Unregistered Securities” for a further description of the March 2004 private placement.

We Will Need Stockholder Approval to Amend Our Certificate of Incorporation and to Comply with Regulations of The American Stock Exchange in Order to Conduct the Final Closing of the March 2004 Private Placement and If We Do Not Receive such Stockholder Approval, We Will Not Be Able to Hold the Final Closing, We Will Be Required to Pay Certain Penalties, and We May be Required to Cease Operations and Liquidate our Assets

We do not currently have enough authorized shares of common stock to issue the shares of our common stock and warrants to purchase common stock in the final closing of the March 2004 private placement. Prior to and as a condition of the final closing of such private placement, the holders of a majority of the shares of our common stock will need to approve an amendment to our certificate of incorporation to increase the number of shares of common stock we are authorized to issue in an amount sufficient to enable us to issue the common stock and related warrants to be issued in the final closing of the private placement and we will need to file this amendment with the Secretary of State of the State of

Delaware. In addition, since our stock is listed on The American Stock Exchange, or AMEX, under applicable AMEX regulations prior to and as a condition of the final closing of the private placement, the holders of a majority of our common stock present at the meeting by proxy or in person must approve the issuance of the securities to be issued in the final closing since such issuance will constitute an issuance of 20% or more of our outstanding common stock immediately prior to the initial closing at a price per share below the fair market value of our common stock at the initial closing.

Our stockholders will incur substantial dilution if the final closing of the March 2004 private placement occurs, and this might negatively affect our chances of receiving stockholder approval. However, if we do not receive the requisite stockholder approval within the required period, we will be required to pay certain cash penalties to the investors in the private placement and even if we subsequently receive stockholder approval the investors in the private placement can refuse to invest in the final closing, either of which would significantly harm our business and our financial condition. In addition, if we are unable to complete the final closing, we will likely not have sufficient funds to continue our business, and we will have to attempt to conduct another round of financing, if available, or go out of business, in which case our stockholders will likely be significantly diluted or lose their entire investment. Furthermore, in between the initial closing and final closing of the March 2004 private placement, provisions in the subscription agreements for that private placement impose significant restrictions on our ability to raise capital through the sale of additional securities other than those contemplated by the private placement.

Even if the Final Closing of the Private Placement Occurs, or We Are Able to Secure Alternative Long Term Financing in the Event the Final Closing Does Not Occur, the Proceeds From Such Financings Will Not Fund Our Business Indefinitely. We Will Eventually Need to Seek Additional Funding or Partnering Arrangements that Could Be Dilutive to Our Stockholders and Could Negatively Affect Us and Our Stock Price.

Assuming we are able to raise additional funding to continue our operations beyond the next 60 to 90 days, either through the final closing of the private placement or an alternative financing arrangement if the final closing does not occur, we only expect the proceeds to us expected from the private placement to enable us to continue our operations as currently planned until approximately the third quarter of 2005. At that point, or earlier if circumstances change from our current expectations, we will require additional funding. The terms of any securities issued to future investors may be superior to the rights of our then current stockholders, and could result in substantial dilution and could adversely affect the market price for our common stock. If we raise funds through the issuance of debt securities, such debt will likely be secured by a security interest or pledge of all of our assets, will require us to make principal and interest payments, would likely include the issuance of warrants, and may subject us to restrictive covenants. If we do not obtain such additional financing when required, we would likely have to cease operations and liquidate our assets.

In addition, we expect to enter into partnering and collaborative arrangements in the future as part of our business plan, regardless of whether we require additional funding to continue our operations. Such arrangements could include the licensing or sale of certain assets or the issuance of securities, which may adversely affect the market price of our Common Stock. It is difficult to know our future capital requirements precisely and such requirements depend upon many factors, including:

•	the progress of preclinical and clinical testing;

•	the progress of our research and development programs;

•	our ability to establish additional corporate partnerships to develop, manufacture and market our potential products;

•	the cost of maintaining or expanding a marketing organization for OcuGene and the related promotional activities;

•	changes in, or termination of, our existing collaboration or licensing arrangements;

•	whether we manufacture and market any of our other products ourselves;

•	the time and cost involved in obtaining regulatory approvals;

•	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	competing technological and market developments; and

•	the purchase of additional capital equipment.

If We Do Not Receive Additional Funding When Needed to Continue Our Operations, Whether Before or After the Final Closing of the March 2004 Private Placement, We Will Likely Cease Operations and Liquidate Our Assets, Which are Secured by Notes Payable to Our Chief Executive Officer

In the event that we are unable to secure additional funding when required to continue our operations, we will likely be forced to wind down our operations, either through liquidation, voluntary or involuntary bankruptcy or a sale of our assets, regardless of whether such event occurred before or after the final closing of the March 2004 private placement. Our chief executive officer has outstanding loans to us in an aggregate principal amount of $503,000, $400,000 of which is secured by a lien on substantially all of our assets including our intellectual property. The notes issued by us in connection with these loans are due on the earlier to occur of March 31, 2007 and 30 days subsequent to the successful completion of a pivotal Phase III clinical trial with ISV 401. In the event that we wind down operations, whether voluntarily or involuntarily, while these secured loans are outstanding, this security interest enables our chief executive officer to control the disposition of these assets. If we are unable to repay the amounts due under the secured notes when due, our chief executive officer could cause us to enter into involuntary liquidation proceedings in the event we default on our obligations. If we wind down our operations for any reason, it is likely that our stockholders will lose their entire investment in us.

Our Management has Undertaken a Number of Measures to Reduce our Operating Expenses, but These Measures Will Not Alone be Sufficient to Enable us To Continue Operations Beyond the Middle of June 2004 and May Have Other Negative Consequences

Our management has implemented plans designed to reduce our cash requirements through reductions in operating expenditures. The actions we have taken include laying-off approximately 42% of our employees, voluntary salary reductions by our senior management team, ceasing work on all non-critical external projects, extending payment terms on our trade payables, working with our landlord to restructure our lease obligations, and other cost containment measures. Although it is not possible to anticipate all potential effects the implementation of these expense control measures will have on us or our development, these activities have and could continue to delay the initiation of Phase 3 clinical trials on ISV-401 and have and could continue to impact our ability to promote OcuGene. The extent and ramifications of these delays will be dependent upon our ability to raise additional financing, the timing of the receipt of financing and the amount of such financing, if any. However, even with these expense reductions, the funds from the initial closing of the private placement, our current cash on hand, anticipated cash flow from operations and current cash commitments to us are only sufficient to fund our operations through approximately the middle of June 2004. If we are unable to complete the final closing of the private placement or another financing transaction, collaborative arrangement or asset sale prior to that time, we will cease operations and liquidate our assets. In addition, there is no assurance that these expense reduction efforts will enable us to continue operations or that if we do survive we have not significantly harmed our business or prospects.

The Initial Closing of the March 2004 Private Placement Triggered Anti-Dilution Adjustments Under the Terms of Certain Outstanding Securities Convertible into or Exercisable for Shares of Our Common Stock and Additional Anti-Dilution Adjustments Could Be Triggered by the Final Closing of the Private Placement, Which Would Be Dilutive to Our Stockholders.

Immediately prior to the initial closing of the March 2004 private placement there was an aggregate of approximately $18,000 in principal amount and accrued interest outstanding under our convertible debentures held by HEM. Pursuant to anti-dilution adjustments contained in the debentures, following the initial closing of the private placement these debentures are now convertible into unrestricted shares of our common stock at a conversion price that is the lower of $0.35394 or the average of the three lowest closing per share bid prices for our common stock during the 40 trading days prior to conversion. If these debentures remain outstanding on the final closing of the March 2004 private placement, the conversion price of the debentures will be further adjusted downward on such closing date if the market price of our common stock on such closing date is below $0.50, the per share sale price of our common stock that would be sold at such final closing. Pursuant to the terms of the debentures, if the anti-dilution adjustment is triggered at the final closing, the new conversion price of the debentures will be calculated by multiplying the then current conversion price by a fraction, the numerator of which will be the number of shares of our common stock (excluding treasury shares, if any) outstanding on the date of the final closing plus the number of shares which the aggregate price paid for the shares issued at such closing (assuming the exercise of warrants issued at such closing) would have purchased at the then current market price of the common stock, and the denominator of which will be the number of shares of our common stock (excluding treasury shares, if any) outstanding on the date of the final closing plus the number of additional shares of common stock to be issued in such closing (including any shares issuable upon the exercise of warrants issued in such closing). The amount of this adjustment will be dependent upon the market price of our common stock at the time of the final closing of the March 2004 private placement. Such anti-dilution adjustments would be dilutive to our then current stockholders.

Immediately prior to the initial closing of the March 2004 private placement, warrants we issued to Xmark were exercisable for 250,000 shares of our Common Stock at a price of $0.58 per share. Pursuant to anti-dilution provisions contained in these warrants, following the initial closing of the private placement these warrants became exercisable for 254,386 shares of our common stock at a price of $0.57 per share. If any of these warrants are outstanding on the date of the final closing, the exercise price of the warrants will be adjusted downwards at such closing as follows:

Adjusted Warrant Price = (A x B) + D

                                                     A+C

where:

A	= the number of shares of common stock outstanding immediately preceding the final closing

B	= the exercise price of the warrant in effect immediately preceding the final closing

C	= the number of additional shares of common stock outstanding as a result of the final closing

D	= the aggregate consideration received by us upon the final closing

Additionally, upon each adjustment in the exercise price of the Xmark warrants, the number of shares purchasable under these warrants is adjusted, to the nearest whole share, to the product obtained by multiplying the number of shares purchasable immediately prior to such adjustment by a fraction, the numerator of which is the exercise price immediately prior to such adjustment, and the denominator of which is the exercise price immediately thereafter.

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

Clinical Trials Are Very Expensive, Time-Consuming and Difficult to Design and Implement

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials of our product candidates will take at least several years to complete once initiated. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials, further delaying or preventing the completion of such trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•	unforeseen safety issues;

•	determination of dosing issues;

•	lack of effectiveness during clinical trials;

•	slower than expected rates of patient recruitment;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of medical investigators to follow our clinical protocols.

In addition, we or the FDA may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our submissions or the conduct of these trials.

The Results of Our Clinical Trials May Not Support Our Product Candidate Claims

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. In addition, our clinical trials involve a small patient population. Because of the small sample size, the results of these clinical trials may not be indicative of future results.

Physicians and Patients May Not Accept and Use Our Drugs

Even if the FDA approves our product candidates, physicians and patients may not accept and use them. Acceptance and use of our product will depend upon a number of factors including:

•	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drugs;

•	cost-effectiveness of our product relative to competing products;

•	availability of reimbursement for our products from government or other healthcare payers; and

•	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

Because we expect sales of our current product candidates, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of any of these drugs to find market acceptance would harm our business and could require us to seek additional financing.

If We Cannot Compete Successfully for Market Share Against Other Drug Companies, We May Not Achieve Sufficient Product Revenues and Our Business Will Suffer

The market for our product candidates is characterized by intense competition and rapid technological advances. If our product candidates receive FDA approval, they will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. If our products fail to capture and maintain market share, we may not achieve sufficient product revenues and our business will suffer.

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have compounds competitive with ours already approved or in development. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:

•	developing drugs;

•	undertaking pre-clinical testing and human clinical trials;

•	obtaining FDA and other regulatory approvals of drugs;

•	formulating and manufacturing drugs;

•	launching, marketing and selling drugs; and

•	attracting qualified personnel, parties for acquisitions, joint ventures or other collaborations.

We May Not Successfully Manage Our Growth

Our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources. To manage this growth, we must expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business would be harmed.

We Are Dependent Upon Key Employees and We May Not Be Able to Retain or Attract Key Employees, and Our Ability to Attract and Retain Key Employees is Likely to be Harmed by Our Current Financial Situation

We are highly dependent on Dr. Chandrasekaran, who is our chief executive officer, president and chief financial officer, and on other principal members of our scientific and management team. The loss of services from any of these key personnel might significantly delay or prevent the achievement of planned development objectives. Furthermore, a critical factor to our success will be recruiting and retaining qualified personnel. Competition for skilled individuals in the biotechnology business is highly intense, and we may not be able to continue to attract and retain personnel necessary for the development of our business. Our ability to attract and retain such individuals is likely to be significantly reduced by our current financial situation and our past reductions in force. For example, we have recently laid-off approximately 42% of our employees and our senior management has agreed to accept reduced salaries. These measures and other cost reduction measures we have undertaken make it more likely that such individuals will seek other employment opportunities and may leave our company permanently. The loss of key personnel or the failure to recruit additional personnel or to develop needed expertise could harm our business.

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

We Have a History of Operating Losses and We Expect to Continue to Have Losses in the Future

We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that did not prove to have commercial potential. As of December 31, 2003, our accumulated deficit was approximately $115.7 million. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties or other revenues from sales of our products. In addition, we recognize revenue when all services have been performed and collectibility is reasonably assured, accordingly, revenue for the sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product. In addition, due to this delay in revenue recognition, our revenues recognized in any given period may not be indicative of our then current viability and market acceptance of our OcuGene product.

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

In December 2003, we completed the sale of our drug candidate ISV-403 for the treatment of ocular infections to Bausch & Lomb Incorporated. Bausch & Lomb has assumed all future ISV-403 development and commercialization expenses and, following a transfer period, will be responsible for all development activities, with our assistance, as appropriate. The Bausch & Lomb Purchase Agreement and License Agreement grants Bausch & Lomb rights to develop and market ISV-403, subject to payment of royalties, in all geographies except Japan (which were retained by SSP, in connection with a separate license agreement between us and SSP), with such rights being shared with SSP in Asia (except Japan) and exclusive elsewhere. This sale resulted in the termination of the August 2002 license agreement we entered into with Bausch & Lomb related to ISV-403. Our ability to generate royalties from this agreement will be dependent upon Bausch & Lomb’s ability to complete the development of ISV-403, obtain regulatory approval for the product and successfully market it. In addition, under the Bausch & Lomb Purchase Agreement, we also have certain potential indemnification obligations to Bausch & Lomb in connection with the Asset Sale which, if triggered, could significantly harm our business and our financial position.

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

A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with our technologies or patent applications. Such conflicts could limit the scope of the patents, if any, we may be able to obtain or result in the denial of our patent applications or block our rights to exploit our technology. In addition, if the United States Patent and Trademark Office or foreign patent agencies have issued or issue patents that cover our activities to other companies, we may not be able to obtain licenses to these patents at all, or at a reasonable cost, or be able to develop or obtain alternative technology. If we do not obtain such licenses, we could encounter delays in or be precluded altogether from introducing products to the market. For example, we are aware that the European Patent Office has indicated that it intends to grant a patent to Pfizer covering the use of azithromycin once a day in a topical formulation to treat bacterial infections in the eye. We may conclude that we require a license under this patent to develop or sell ISV-401 in Europe, which may not be available on reasonable commercial terms if at all.

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

Our Current Financial Situation May Impede Our Ability to Adequately Protect or Enforce Our Legal Rights Under Agreements and to Our Intellectual Property

We currently do not have sufficient funds, anticipated cash flow from operations and current cash commitments to us to continue our operations beyond approximately the middle of June 2004. Our current financial situation may impede our ability to enforce our legal rights under various agreements we are currently a party to or may become a party to due to our inability to incur the costs associated with such enforcement. Similarly, our lack of financial resources makes it more difficult for us to enforce our intellectual property rights, through the filing or maintenance of patents, taking legal action against those that may infringe on our proprietary rights, defending infringement claims against us, or otherwise. Our inability to adequately protect our legal and intellectual property rights may make us more vulnerable to infringement and could harm our business.

If We Infringe the Rights of Third Parties We Could Be Prevented From Selling Products, Forced to Pay Damages, and Defend Against Litigation

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;

•	redesign our products or processes to avoid infringement;

•	stop using the subject matter claimed in the patents held by others;

•	pay damages; or

•	defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources.

We Have No Experience in Commercial Manufacturing and Need to Establish Manufacturing Relationships with Third Parties, and If Contract Manufacturing Is Not Available to Us or Does Not Satisfy Regulatory Requirements, We Will Have to Establish Our Own Regulatory Compliant Manufacturing Capability and May Not Have the Financial Resources to Do So

We have no experience manufacturing products for Phase 3 and commercial purposes. We have a pilot facility licensed by the State of California to manufacture a number of our products for Phase 1 and Phase 2 clinical trials but not for late stage clinical trials or commercial purposes. Any delays or difficulties that we may encounter in establishing and maintaining a relationship with qualified manufacturers to produce, package and distribute our finished products may harm our clinical trials, regulatory filings, market introduction and subsequent sales of our products.

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

We Have No Experience in Performing the Analytical Procedures Related to Genetic Testing and Have Established an Exclusive Commercial Agreement with a Third Party to Perform These Procedures For Our OcuGene Glaucoma Genetic Test. If We Are Unable to Maintain this Arrangement, and Are Unable to Establish New Arrangements with Third Parties, We Will Have to Establish Our Own Regulatory Compliant Analytical Process for Genetic Testing and May Not Have the Financial Resources to Do So

We have no experience in the analytical procedures related to genetic testing. We have entered into an agreement with Quest Diagnostics Incorporated under which Quest exclusively performs OcuGene genetic analytical procedures at a commercial scale in the United States. Accordingly, we are reliant on Quest for all of our OcuGene analytical procedures. If we are unable to maintain this arrangement, we would have to contract with another clinical laboratory or would have to establish our own facilities. We cannot assure you that we will be able to contract with another laboratory to perform these services on a commercially reasonable basis, or at all.

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

We Rely on a Sole Source for Some of the Raw Materials in Our Products, and the Raw Materials We Need May Not be Available to Us

SSP is the sole source for the active drug incorporated into the ISV-403 product candidate we sold to Bausch & Lomb for further development and commercialization. SSP has registered the compound with the FDA and is subject to the FDA’s review and oversight. If SSP is unable to obtain and maintain FDA approval for their production of the drug or is otherwise unable to supply Bausch & Lomb with sufficient quantities of the drug, Bausch & Lomb’s ability to continue with the development, and potentially the commercial sale if the product is approved, would be interrupted or impeded, our royalties from commercial sales of the ISV-403 product could be delayed or reduced and our business could be harmed.

We have entered into a material supply agreement for azithromycin, the active drug incorporated into our ISV-401 product candidate. The supplier has registered with the FDA and is subject to the FDA’s review and oversight. If the FDA were to identify issues in the production of the drug that the supplier was unable to quickly resolve, or other issues were to arise that impact production, our ability to continue with the development, and potentially the commercial sale if the product is approved, would be interrupted and would harm our business. Additional suppliers for this drug exist, but qualification of an alternative source could be time consuming, expensive and could result in a delay that could harm our business and there is no guarantee that these additional suppliers can supply sufficient quantities at a reasonable price, or at all.

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

Management and Principal Stockholders May Be Able to Exert Significant Control On Matters Requiring Approval by Our Stockholders and Security Interests in Our Assets Held by Management May Enable Them to Control the Disposition of Such Assets

As of March 26, 2004, our management and principal stockholders together beneficially owned approximately 20% of our outstanding shares of common stock. As a result, these stockholders, acting together, may be able to effectively control all matters requiring approval by our stockholders, including the election of a majority of our directors and the approval of business combinations.

In July 2003, we issued a $400,000 short-term senior secured note payable to one of our officers who is also a member our board of directors for cash. This note bears interest at a rate of five and one-half percent (5.5%) and is due on the earlier to occur of March 31, 2007 and 30 days subsequent to the successful completion of a pivotal Phase III clinical trial with ISV 401 and is secured by a lien on substantially all of our assets including our intellectual property and certain other equipment secured by the lessor of such equipment.

This security interest enables this member of our board of directors and management to control the disposition of these assets in the event of our liquidation. If we are unable to repay the amounts due under this note, this director and officer could, or cause us to, enter into involuntary liquidation proceedings in the event we default on our obligation.

In addition, investors in our March 2004 private placement, as a group, own approximately 17% of our outstanding shares of common stock. If the final closing occurs, we anticipate that such investors would own approximately 63% of our then outstanding shares of common stock. As a result, these stockholders, acting together, may be able to effectively control all matters requiring approval by our stockholders, including the election of a majority of our directors and approval of business combinations.

The Market Prices For Securities of Biopharmaceutical and Biotechnology Companies such as Ours Have Been and Are Likely to Continue to Be Highly Volatile Due to Reasons that Are Related and Unrelated to the Operating Performance and Progress of Our Company

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances, such as our current financial condition, the audit report included in this filing that includes an explanatory paragraph referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern, our ability to obtain new financing, the results of testing and clinical trials, the status of our relationships with third-party collaborators, technological innovations or new therapeutic products, governmental regulation, developments in patent or other proprietary rights, litigation or public concern as to the safety of products developed by us or others and general market conditions, concerning us, our competitors or other biopharmaceutical companies, may have a significant effect on the market price of our common stock.

Further, conversions of convertible securities and the sale of the shares of our Common Stock underlying those convertible securities, such as the debentures issued to HEM and the warrants issued to Xmark and others, could cause a significant decline in the market price for our common stock. Additionally, both the debentures issued to HEM and the warrants issued to Xmark contain anti-dilution provisions that would decrease the conversion or exercise price of these instruments and, in the case of the Xmark warrants, result in an increase in the number of shares of our common stock issuable under them. We have not paid any cash dividends on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

In addition, the terrorist attacks in the U.S. and abroad, the U.S. retaliation for these attacks, the war in Iraq and continued worldwide economic weakness and the related decline in consumer confidence have had, and may continue to have, an adverse impact on the U.S. and world economy. These and similar events, as well as, fluctuations in our operating results and market conditions for biopharmaceutical and biotechnology stocks in general, could have a significant effect on the volatility of the market price for our common stock and on the future price of our common stock.

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

We Have Convertible, Redeemable Securities That Have and May Continue To Result in Dilution for Common Stockholders, and May Be Convertible Into Common Stock or Debt

As a result of our merger with Ophthalmic Solutions Inc. on September 22, 2003, we assumed the rights and obligations in connection with $1,000,000 in principal amount of convertible debentures issued by Ophthalmic Solutions to HEM, including the gross proceeds raised through the sale of the debentures and Ophthalmic Solutions’ obligations under the debentures and the related debenture purchase agreement. The debentures are convertible into shares of our Common Stock, accrue interest at the rate of 1% per year, payable in cash or shares of our Common Stock, and have a maturity date of September 21, 2008. As of the date of this filing, an aggregate of $982,329 in principal amount of these debentures, along with the associated interest, had been converted into an aggregate of 3,763,651 unrestricted shares of our Common Stock. As of the date of this filing, the remaining $17,724 in principal amount and accrued interest of the debentures is convertible into unrestricted shares of our Common Stock at a conversion price that is the lower of $0.35394 or the average of the three lowest closing per share bid prices for our Common Stock during the 40 trading days prior to conversion. The conversion price reflects anti-dilution adjustments that were triggered by the initial closing of the private placement. Additional anti-dilution adjustments are likely to be triggered by the final closing of the private placement, if such debentures are outstanding at that time.

EXECUTIVE OFFICERS AND OTHER SENIOR MANAGEMENT OF THE REGISTRANT

As of March 30, 2004, our executive officers and other senior management were as follows:

Name	Age	Title
S. Kumar Chandrasekaran, Ph.D.	61	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer
Lyle M. Bowman, Ph.D.	55	Vice President, Development and Operations
David F. Heniges	60	Vice President and General Manager, Commercial Opportunities
Cheryl E. Chen	44	Senior Director, Clinical Operations
Sandra C. Heine	42	Senior Director, Finance and Administration
Erwin C. Si, Ph.D.	50	Senior Director, Preclinical Research

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

David Heniges joined us in July 2002 as Vice President and General Manager, Commercial Opportunities. From 1998 to 2001, Mr. Heniges served as General Manager-Europe/Africa/Middle East for Kera Vision, Inc., a manufacturer of implantable ophthalmic devices and equipment. From 1996 to 1998 he was Vice President, Global Marketing for the cardiovascular group at Baxter Healthcare Corporation. From 1982 to 1995 he served in various managerial positions, including Director, Product Management and International Marketing, Vice President, Marketing, and Vice President, Worldwide Business Development, at IOLAB Corporation, a Johnson & Johnson company, which manufactured ophthalmic devices, equipment and pharmaceuticals. Mr. Heniges holds a B.S. in Sociology with a minor in science from Oregon State University.

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

On June 23, 2003, Xmark Funds, L.P. etal, or Xmark, filed a complaint in the United States District Court, Southern District of New York against us alleging that we breached the terms of the term sheet signed between Xmark and us in May 2003. On December 31, 2003 we settled the suit with Xmark. As part of the settlement, we paid Xmark $10,000 and issued Xmark warrants to purchase 250,000 shares of our common stock at an exercise price of $0.58 per share. Pursuant to certain anti-dilution adjustments set forth in the warrants, our March 2004 private placement triggered an adjustment to the Xmark warrants such that the warrants are now exercisable for the purchase of 254,386 shares of our common stock at an exercise price of $0.57 per share. In addition, the warrants issued to Xmark include piggyback registration rights which entitle Xmark to require us to include the shares issuable upon exercise of the warrants in the registration statement to be filed by us in connection with our March 2004 private placement. If the shares issuable upon exercise of the warrants issued to Xmark are not registered prior to June 30, 2004, the expiration date of such warrants is extended to December 31, 2008.

On or about October 8, 2003, a former consultant filed a complaint in the Superior Court of California, County of San Francisco against us, our chief executive officer, Kumar Chandrasekaran, the Regents of the University of California, or “Regents,” and two individuals associated with Regents. In essence, he alleges that we breached an obligation to continue supporting his research; he has also made a variety of other related claims and allegations against us and the other defendants. He filed a motion to enjoin us, during the pendency of the litigation, from alienating the license rights held by us relating to the subject of his research, and this motion was denied. We and Dr. Chandrasekaran filed a demurrer challenging certain aspects of the complaint which was heard on January 28, 2004. The Court has not yet issued a ruling on the demurrer, and until that ruling issues we do not expect any further response to the complaint to be filed by either us or by Dr. Chandrasekaran.

While the amount of monetary relief is not specifically quantified in the complaint, in general he seeks to enforce a claimed agreement which states that we would pay him between $100,000 and $200,000 in annual laboratory support “for the life of patent,” which corresponds to the certain “TIGR” patents licensed from the University of California for the diagnosis of glaucoma, and bonus payments of approximately $60,000. He also seeks relief in connection with 30,000 shares of our Common Stock provided to him by us but which he gave back to us at the direction of Regents. The complaint also seeks unspecified punitive damages, attorneys’ fees and other damages and relief (including an exclusive, royalty free license to certain patents relating to the glaucoma genetics program).

Item 4.	Submission of Matters to a Vote of Security Holders.

On December 12, 2003, we held our Annual Meeting of Stockholders at which the stockholders approved:

(1)	The election of S. Kumar Chandrasekaran, Ph.D., Mitchell H. Friedlaender, M.D., John L. Mattana, Jon S. Saxe and Anders P. Wiklund to the board of Directors to serve until the next annual meeting or until their successors are elected and qualified. The following directors received the number of votes set opposite their respective names:

	For Election	Withheld
S. Kumar Chandrasekaran, Ph.D.	21,289,528	842,975
Mitchell H. Friedlaender, M.D.	21,902,753	229,750
John L. Mattana	20,702,058	1,430,445
Jon S. Saxe	21,495,488	637,015
Anders P. Wiklund	21,456,188	676,315

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

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

2003	High	Low
First Quarter	$1.00	$0.63
Second Quarter	$0.70	$0.53
Third Quarter	$0.66	$0.45
Fourth Quarter	$0.69	$0.33

2002	High	Low
First Quarter	$2.50	$1.74
Second Quarter	$2.17	$1.40
Third Quarter	$1.55	$0.89
Fourth Quarter	$1.19	$0.62

Holders

As of March 25, 2004, we had approximately 300 stockholders of record. On March 25, 2004, the last sale price reported on The American Stock Exchange for our common stock was $0.94 per share.

Dividends

We have never declared or paid dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. It is the present policy of our Board of Directors to retain our earnings, if any, for the development of our business.

Equity Compensation Plan Information

Information regarding our equity compensation plans is set forth in the section entitled “Equity Compensation Plan Information” in our Proxy Statement for our Annual Meeting of Stockholders which is expected to be held on June 1, 2004 which information is incorporated herein by reference.

Recent Sales of Unregistered Securities

On September 22, 2003, we issued warrants to purchase 81,967 shares of common stock for $0.61 until September 2008 to a financial advisor as part of the initial placement of convertible notes payable. On November 2003, we issued warrants to purchase 125,000 shares of common stock for $0.40 that expire in November 12, 2008 to a financial advisor as part of the placement of convertible notes payable. These securities were sold pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, based on the limited nature of the offering and the financial advisor’s status as an accredited investor.

On December 16, 2003, we sold 142,857 shares of our common stock in a private placement to an accredited investor and received $50,000 in proceeds. These securities were sold pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, based on the limited nature of the offering and the purchaser’s status as an accredited investor.

On December 31, 2003, we entered into a settlement agreement with Xmark Funds, L.P. et al, or Xmark, related to a complaint filed against us by Xmark. As part of the settlement we paid Xmark $10,000 and issued warrants to purchase 250,000 shares of our Common Stock at an exercise price of $0.58 per share that expire on December 31, 2006. These securities were sold pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, based on the limited nature of the offering and the purchaser’s status as an accredited investor. Pursuant to certain anti-dilution adjustments set forth in the warrants, our March 2004 private placement triggered an adjustment to the Xmark warrants such that the warrants are now exercisable for the purchase of 254,386 shares of our common stock at an exercise price of $0.57 per share. In addition, the warrants issued to Xmark include piggyback registration rights which entitle Xmark to require us to include the shares issuable upon exercise of the warrants in the registration statement to be filed by us in connection with our March 2004 private placement. If the shares issuable upon exercise of the warrants issued to Xmark are not registered prior to June 30, 2004, the expiration date of such warrants is extended to December 31, 2008.

On March 26, 2004, we completed the initial closing of a private placement to accredited investors of shares of our common stock and warrants to purchase shares of common stock pursuant to subscription agreements entered into between us and such investors. These securities were sold pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended and pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended. Pursuant to the terms of the subscription agreements the subscribers agreed to purchase from us an aggregate of 1,650 units, of which 194 units, consisting of an aggregate of 3,880,000 shares of our common stock and warrants to purchase 1,940,000 shares of our common stock were sold at the initial closing and the remaining 1,456 units, consisting of an aggregate of 29,120,000 shares of our common stock and warrants to purchase 14,560,000 shares of our common stock, will be sold at the final closing. The final closing is subject to and conditioned upon approval of such closing and the transactions contemplated thereby by our stockholders and certain other conditions set forth in the subscription agreements.

Each unit consists of 20,000 shares of common stock at $0.50 per share, redeemable “Class A” warrants exercisable for 5,000 shares at an exercise price of $0.75 per share and redeemable “Class B” warrants exercisable for 5,000 shares at an exercise price of $0.75 per share. The Class A Warrants and Class B Warrants may be exercised at any time prior to the earlier of the date on which they are redeemed and the fifth anniversary of their issuance. Outstanding Class A Warrants may be redeemed by us upon 30 days advanced written notice to the holder at a per warrant share redemption price of $0.75 if the average closing price of the common stock on the American Stock Exchange for any 20 consecutive trading days is at least $1.50. Outstanding Class B Warrants may be redeemed by us upon 30 days advanced written notice to the holder at a per warrant share redemption price of $1.75 if the average closing price of the common stock on the American Stock Exchange for any 20 consecutive trading days is at least $2.50. The Class A Warrants and Class B Warrants are referred to as the “Warrants”, the shares of common stock issuable upon exercise of the Warrants are referred to as the “Warrant Shares” and the term “Securities” means collectively the shares of Common stock included in the units, the Warrants and the Warrant Shares.

Paramount BioCapital, Inc. acted as the placement agent for the private placement and will received approximately $120,000 in fees for such services in the initial closing. In addition, if the final closing occurs, the placement agent will receive a non-redeemable five year warrant exercisable for 750,000 shares of common stock at an exercise price of $0.55 per share and will receive additional fees for services. As long as the placement agent and its affiliates beneficially own at least 33% of the Securities issued to them in the private placement, the placement agent will be entitled to designate a nonvoting observer who may attend all meetings of our Board of Directors.

The final closing will not occur, and we will not issue any common stock or Warrants at the final closing or receive any proceeds therefore, unless we receive approval from our stockholders to:

•	issue the subscribers the balance of the common stock and Warrants (including any shares of common stock issuable upon exercise thereof) included in the units subscribed for by the subscribers and not issued at the initial closing;

•	issue to the placement agent the placement warrants (including any shares of common stock issuable upon exercise of the placement warrants) and

•	amend our Certificate of Incorporation to increase the authorized number of shares of common stock in an amount sufficient to issue the shares of common stock to be sold at the final closing and the shares of common stock issuable upon the exercise of the Warrants and the placement warrants.

If we do not receive stockholder approval within 90 days of the initial closing, subject to certain limited extensions (the “Termination Date”), the obligation of each subscriber to purchase the balance of the Securities in the final closing will be terminable at the option of the subscriber. In addition, if stockholder approval is not obtained by the Termination Date, we are required to pay the subscribers liquidated damages equal in the aggregate to 2% of the gross proceeds received at the initial closing, for each week beyond the Termination Date that stockholder approval is not obtained, up to a maximum of 8% in the aggregate of the gross proceeds received at the initial closing.

In addition, not later than 15 days after the final closing, we are required to file a registration statement with the Securities and Exchange Commission, or the SEC, with respect to the resale of the shares of Common stock (i) included in the units; (ii) issuable upon exercise of the Warrants included in the units; (iii) issuable upon exercise of the placement warrants, and issuable pursuant to any penalties under the subscription agreements (collectively, the “Registrable Shares”). If we fail to file the registration statement within such period, we are required to issue to the subscribers (on a pro-rata basis) additional Class B Warrants to purchase a number of shares of common stock equal to 1% of the shares of common stock, on a fully diluted basis, issued to subscribers in the private placement for each 15 day period the registration statement remains unfiled, up to a maximum of Class B Warrants in the aggregate (on a pro-rata basis) to purchase an additional 4% of the common stock, on a fully diluted basis, issued to subscribers in the private placement.

If we do not receive stockholder approval by 15 days after the Termination Date, we must file a registration statement with the SEC with respect to the resale of the shares of common stock (i) included in the units sold in the initial closing and (ii) issuable upon exercise of the Warrants included in the units sold in the initial closing. If we fail to file the registration statement within such period then it is required to pay to subscribers (on a pro-rata basis) a cash payment equal to 1% of the gross proceeds raised in the initial closing for each 15 day period the registration statement remains unfiled, up to a maximum (on a pro-rata basis) of 4% of the initial closing gross proceeds.

Issuer Purchases of Securities

None.

Item 6.	Selected Financial Data

The comparability of the following selected financial data is affected by a variety of factors, and this data is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto elsewhere in this Annual Report on Form 10-K and the following Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following table sets forth selected consolidated financial data for us for the five years ended December 31, 2003 (in thousands except per share amounts):

	Year Ended December 31,
	2003	2002	2001	2000	1999
Consolidated Statements of Operations Data
Revenues, net	$134	$36	$5	$4,513	$4,760
Cost of goods	20	114	—	—	—
Operating expenses:
Research and development, net	4,436	6,911	6,610	1,674	1,397
Selling, general and administrative	3,021	4,022	3,523	2,584	2,293

Total expenses	7,457	10,933	10,133	4,258	3,690
Gain on sale of assets	1,153	—	—	—	—
Interest and other income (expense), net	(561)	62	572	791	85

Net income (loss) before taxes	(6,751)	(10,949)	(9,556)	1,046	1,155
Income tax provision	—	—	—	—	5

Net income (loss) before cumulative effect of accounting change	(6,751)	(10,949)	(9,556)	1,046	1,150
Cumulative effect of accounting change (1)	—	—	—	(4,486)	—

Net income (loss)	(6,751)	(10,949)	(9,556)	(3,440)	1,150
Non cash preferred dividend	221	48	—	3	22

Net income (loss) applicable to common stockholders	$(6,972)	(10,997)	$(9,556)	$(3,443)	$1,128

Basic earnings (loss) per share:
Net income (loss) per share applicable to common stockholders before cumulative effect of accounting change	$(0.27)	$(0.44)	$(0.38)	$0.04	$0.06
Cumulative effect of accounting change (1)	—	—	—	(0.19)	—

Net income (loss) per share applicable to common stockholders	$(0.27)	$(0.44)	$(0.38)	$(0.15)	$0.06

Diluted earnings (loss) per share:
Net income (loss) per share applicable to common stockholders before cumulative effect of accounting change	$(0.27)	$(0.44)	$(0.38)	$0.04	$0.06
Cumulative effect of accounting change (1)	—	—	—	(0.18)	—

Net income (loss) per share applicable to common stockholders	$(0.27)	$(0.44)	$(0.38)	$(0.14)	$0.06

Pro-forma net income (loss) assuming the accounting change is applied retroactively	$(6,972)	$(10,997)	$(9,556)	$1,043	$(3,358)

Pro-forma net income (loss) per share assuming the accounting change is applied retroactively, basic and diluted	$(0.27)	$(0.44)	$(0.38)	$0.04	$(0.17)

Shares used to calculate basic net income (loss) per share	25,767	24,997	24,897	23,574	19,285

Shares used to calculate diluted net income (loss) per share	25,767	24,997	24,897	24,483	19,856

Shares used to calculate pro-forma basic net income (loss) per share	25,767	24,997	24,897	23,574	19,285

Shares used to calculate pro-forma diluted net income (loss) per share	25,767	24,997	24,897	24,483	19,285

(1)	Reflects the impact of the adoption of SAB 101 on revenue recognition effective January 1, 2000.

	December 31,
	2003	2002	2001	2000	1999
Consolidated Balance Sheet Data
Cash and cash equivalents	$1,045	$1,179	$10,095	$18,904	$6,746
Working capital	(6,434)	353	8,747	18,305	6,167
Total assets	1,405	1,866	11,051	20,000	7,463
Long term notes payable	—	10	45	26	—
Redeemable preferred stock	—	—	—	—	30
Convertible preferred stock	—	2,048	—	—	—
Accumulated deficit	(115,722)	(108,750)	(97,753)	(88,197)	(84,754)
Total stockholders’ equity (deficit)	(6,200)	887	9,485	18,770	6,256

No cash dividends have been declared or paid by us since our inception.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

As of December 31, 2003, our accumulated deficit was approximately $115.7 million. Absent additional funding from final closing of the private placement we entered into in March 2004 or other private or public equity or debt financings, collaborative or other partnering arrangements, or other sources, as of March 26, 2004 we expect that our cash on hand, anticipated cash flow from operations and current cash commitments to us will only be sufficient to fund our operations until approximately the middle of June 2004. If we are unable to complete the final closing related to the March 2004 private placement, there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If such funds are not available, management will be required to cease all operations and liquidate our remaining assets, most of which is secured by a note to an officer who is also a board member. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to obtain funding and resultant ceasing of operations. There can be no assurance that we will ever achieve or be able to maintain either significant revenues from product sales or profitable operations.

We are an ophthalmic product development company focused on ophthalmic pharmaceutical products based on our proprietary DuraSite® eyedrop-based drug delivery technology, as well as developing genetically-based technology, for the diagnosis, prognosis and management of glaucoma. In addition, we have a retinal program that includes both a therapeutic agent and a retinal drug delivery technology.

In 2003 we faced significant challenges related to our lack of financial resources. To continue our operations we took actions to reduce our cash usage including:

•	laying-off approximately 42% of our personnel;

•	our senior management voluntarily reduced their salaries;

•	we placed several development programs on hold including expansion of our ISV-900 technology, ISV-014 our retinal delivery device, and treatments for retinal diseases;

•	slowed our clinical activities related to ISV-401; and

•	we instituted other cash saving actions including extending the payment of our liabilities.

With our limited resources we focused our research and development and commercial efforts on the following:

•	ISV-403, a DuraSite formulation of a fourth generation fluoroquinolone;

•	ISV-401, a DuraSite formulation of azithromycin, an antibiotic not currently used in ophthalmology; and

•	targeted activities to support the market introduction of our OcuGene glaucoma genetic test based on our ISV-900 technology.

ISV-403. In February 2003 we filed an IND for our ophthalmic antibiotic product candidate ISV-403, which was the first milestone under the August 2002 license agreement with Bausch & Lomb and resulted in the receipt $2.0 million from the sale of Series A-1 Preferred Stock. In April 2003 we began a Phase 1 clinical trial of ISV-403 and in June 2003 the dosing for the study was completed. In December 2003 we sold the ISV-403 product candidate to Bausch & Lomb, which resulted in the receipt of $1.5 million in cash, the return of the $4.0 million of Series A-1 Preferred Stock, and the related dividends, to us for cancellation, and provides for royalties on future product sales, if any. While we will be providing contract research services into the second quarter of 2004, due to the sale Bausch & Lomb is responsible for the further clinical development of the product and we will be able to focus our development efforts on our ISV-401 product candidate.

ISV-401. We have developed a topical formulation of the antibiotic, azithromycin, a broad spectrum of antibiotic activity and is widely used to treat respiratory and other infection in its oral and parenteral forms, to treat bacterial conjunctivitis and other infections of the outer eye. The key advantages of ISV-401 include a significantly reduced dosing regimen (6 doses vs. 36 doses for comparable products), the high and persistent levels of azithromycin achieved in the tissues of the eye and its wide spectrum of activity. Product safety and efficacy have been demonstrated, respectively, in Phase 1 and Phase 2 clinical trials. As a result of our ‘End of Phase 2 Meeting’ with the FDA early in 2003, we intended to initiate two pivotal Phase 3 clinical trials. Due to our financial constraints the initiation of the trials was delayed and currently is planned for the second quarter of 2004. We anticipate conducting the trials in both the United States and internationally to permit aggressive enrollment of the subjects, including both children and adults, necessary to complete the studies. We further anticipate that the primary endpoints of both trials will be microbial eradication and clinical cure. Our ability to execute on these clinical plans will be dependent upon the receipt of funds from the final closing related to our March 2004 private placement.

In 2003 we secured a new source for the active ingredient in ISV-401 and have a contract-manufacturing site for production of clinical trial supplies and registration batches. The supplies are being manufactured under the supervision of our personnel. We are planning to begin manufacture the registration batches needed to support the filing of the NDA at this contract facility in the second quarter of 2004. We anticipate that our contract manufacturing facility will be ready for inspection by the FDA at the time of our NDA submission.

OcuGene. Our OcuGene glaucoma genetic test is based on our glaucoma genetics program, which has been pursued in collaboration with academic researchers, is focused on discovering genes that are associated with glaucoma, and the mutations on these genes that cause and regulate the severity of the disease. In June 2003, a peer-reviewed study was published in Clinical Genetics titled “Association of the Myocilin mt.1 Promoter Variant with the Worsening of Glaucomatous Disease Over Time,” (2003: 64: 18-27). “The results of this study indicate substantial evidence that the TIGR/MYOC mt.1(+) variant provides a strong marker for accelerated worsening of both optic disc and visual field measures of glaucoma progression above and beyond other baseline risk factors,” stated one of the authors of the study, Jon Polansky, M.D., University of California, San Francisco, who also serves on our Scientific Advisory Board.

In 2003, the information from this article and previous publications was used to target specific thought leaders and ophthalmic centers in an effort to support the focused introduction of the OcuGene glaucoma genetic test. Expanded marketing efforts were curtailed as we contained our cash use.

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

We believe the following policies to be the most critical to an understanding of our financial condition and results of operations because they require us to make significant estimates, assumptions and judgments about matters that are uncertain:

Revenue Recognition. We recognize up-front fees from licensing and similar arrangements over the expected term of the related research and development services using the straight-line method. When changes in the expected term of ongoing services are identified, the amortization period for the remaining fees is appropriately modified.

Revenue related to performance milestones is recognized when the milestone is achieved based on the terms set forth in the related agreements.

Revenue related to contract research services is recognized when the services are provided and collectibility is reasonable assured.

We directly reduce expenses for amounts reimbursed due to cost sharing agreements during the year ended December 31, 2002 and 2001. We recognize the received cost sharing payments when persuasive evidence of an arrangement exists, the services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. During the year ended 2003, we recognized cost reimbursements as contract and other revenue in accordance with EITF 01-14, Income Statement Characterization of Reimbursement for “Out of Pocket” Expenses Incurred.

We receive royalties from licensees based on third-party sales and the royalties are recorded as earned in accordance with contract terms, when third party results are reliably measured and collectibility is reasonably assured.

Revenue related to the sales of our product, the OcuGene glaucoma genetic test, is recognized when all related services have been rendered and collectibility is reasonably assured. Accordingly, revenue for the sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product. The revenue in connection with the asset purchase agreement with Baush & Lomb will be recognized over the contract period.

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

Inventory. Our inventories are stated at the lower of cost or market. The cost of the inventory is based on the first-in first-out method. If the cost of the inventory exceeds the expected market value a provision is recorded for the difference between cost and market. At December 31, 2003, our inventories solely consisted of OcuGene kits.

Results of Operations

Revenues.

We had total net revenues of $134,000, $36,000, and $5,000 for the years ended December 31, 2003, 2002 and 2001, respectively, from contract research activities, sales of OcuGene and sales of AquaSite® by CIBA Vision and Kukje Pharma Ind. Co., Ltd., our AquaSite manufacturing partner in Korea. The increase in revenue is due to contract research activities conducted for Bausch & Lomb in 2003 under the ISV-403 Asset Purchase Agreement. We recognize revenue when all services have been performed and collectibility is reasonably assured. Accordingly, revenue for the sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product.

Cost of goods.

Cost of goods of $20,000 and $114,000 for 2003 and 2002 respectively, reflect the cost of OcuGene tests performed as well as the cost of sample collection kits distributed for use. In 2002 a large number of OcuGene test kits were distributed, as the product was made initially available to interested parties. A significantly lower number of units were shipped in 2003.

Research and development.

Research and development expenses decreased to $4.4 million from $7.1 million in 2003 compared to 2002. This 38% decrease reflects the personnel cost containment actions taken in the second quarter of 2003 and the reduction in support for external research which was begun in the first quarter of 2003. Additionally, costs incurred in 2002 for the license of the Optineuron gene from UCHC and the related cost of new patent filings, were not incurred in 2003 as the majority of the initial filings were completed in 2002. R&D expenses in 2002 decreased 3% to $7.1 million from $7.3 million in 2001. This decrease mainly reflected a reduction in support for external research for our ISV-900 and ISV-014 programs as we focused our resources on the targeted launch of OcuGene and on our antibiotic programs.

In 2003, we received no R&D cost reimbursements. In 2002, our R&D cost reimbursements decreased 77% to $0.2 million from $0.7 million in 2001. The decrease reflected the termination of the ISV-205 license by Pharmacia in 2001. Cost reimbursement in 2002 related to joint development programs to evaluate compounds for ophthalmic use.

Our R&D activities can be separated into two major segments, research and clinical development. Research includes activities involved in evaluating a potential product and the related pre-clinical testing. Clinical development includes activities related to filings with the FDA and the related human clinical testing required to obtain marketing approval for a potential product. We estimate that the following represents the approximate cost of these activities for 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Research	$2,707	$4,860	$5,050
Clinical development	1,729	2,217	2,273

Total research and development	$4,436	$7,077	$7,323

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

The decrease in research activities in 2003 compared to 2002 reflects the cost containment efforts initiated in the second quarter of 2003. In May 2003, we instituted a one-month furlough, which included 80% of our research personnel. In June 2003, approximately 75% of the furloughed research personnel were laid-off. In 2003 we also continued to reduce our financial support of the research related to our genetics programs by not renewing certain research contracts pending the receipt of additional funding. In a further effort to reduce expenses, we have reviewed, and will continue to review, our patent filings and will discontinue maintenance of patents and patent applications related to programs that we have determined not to pursue. The decrease in research activities in 2002 compared to 2001 mainly represents the conversion of a portion of the ISV-900 research into the OcuGene glaucoma genetic test, which is in the initial marketing launch phase. Research is being conducted on other genes and genetic markers but at a lower rate as our limited resources are used to support the commercialized technology. As much of this research is conducted at external academic centers, we were able to scale back this research without incurring termination costs.

The 22% decrease in Clinical development expenses from $2.2 million in 2002 to $1.7 million in 2003 reflects the cost containment efforts initiated across the company in the second quarter of 2003. In May 2003, we instituted a one-month furlough, which included 50% of our clinical development personnel. In June 2003, approximately 83% of the furloughed clinical development personnel were laid-off. Additionally, clinical development costs related to the OcuGene glaucoma genetic test were reduced as the studies were completed in 2002 and no new studies were begun in 2003. Clinical development expenses remained consistent between 2002 and 2001, as the clinical trial activity was comparable between the two years. We shifted the resources used to file the IND for ISV-401 in 2001 to similar activities on the ISV-403 program in 2002.

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

Selling, general and administrative.

Selling, general and administrative expenses decreased to $3.0 million in 2003 from $4.0 million in 2002. This reflects the approximately 79% decrease in selling expenses related to the initial market introduction of OcuGene, such as advertising and our limited initial contract sales force. The remaining decrease includes a 47% decrease in personnel-related costs due to the impact of the employee furloughs, lay-offs and voluntary salary reductions. While our legal costs related to our fund raising efforts and the cost of our insurance coverage, including directors and officers insurance increased approximately 56% in 2003 compared to 2002, these costs were more than offset by the other expense containment measures.

Selling, general and administrative expenses increased 14% in 2002 to $4.0 million from $3.5 million in 2001. The increase in 2002 reflects the additional costs incurred to support the ongoing launch of the OcuGene glaucoma genetic test. These costs included the addition of a V.P. of Commercial Development, expanded promotional advertising and outreach activities into ophthalmic and optometric practices.

Gain on sale of assets.

The gain on sale of assets reflects the sale of the ISV-403 product candidate to Bausch & Lomb in December 2003. We received $1.5 million in cash and Bausch & Lomb surrendered the $4.0 million of Series A-1 Preferred Stock, plus accumulated dividends, we had issued to them under the August 2002 License and Preferred Stock Purchase Agreements. The total gain will be recognized over the five-month period that we have an obligation to provide contract research support for ISV-403, which began in December 2003.

Interest, other income and expenses.

Net interest, other income and expense was an expense of $561,000 in 2003 compared to income of $62,000 in 2002. This change principally reflects the $545,000 of interest expense related to the debt discount of the convertible debentures, interest expense related to the short-term notes payable and to lower average cash balances. As of December 31, 2003 $1,000 of the debt discount remained and will be amortized over the life of the notes. Net interest, other income and expense was income of $62,000 in 2002 compared to income of $572,000 in 2001. This decrease is due principally to lower average cash balances and decreased interest rates. Any interest earned or paid in the future will be dependent on our ability to raise additional funding and prevailing interest rates.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of debt and equity securities, equipment and leasehold improvement financing, other debt financing and payments under corporate collaborations. At December 31, 2003, our cash and cash equivalents balance was $1.0 million. It is our policy to invest our cash and cash equivalents in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt.

In March 2004, we received approximately $1.8 million, net of placement fees, from the initial closing of a total private placement that will yield aggregate gross proceeds of $16.5 million. Our ability to receive the remainder of the funds at the final closing will be subject to receipt of stockholder approval of the final closing of the placement and of the increase in our authorized shares necessary to issue both the Common Stock to be issued in the final closing of the placement and the Common Stock issuable upon the exercise of the warrants issued as part of the final closing of the placement, and satisfaction of other standard conditions contained in the subscription agreements. We will be seeking the necessary stockholder approval at our annual meeting of stockholders, which is scheduled to take place on June 1, 2004.

Our auditors have included an explanatory paragraph in their audit report referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern. Absent additional funding from the final closing related to the March 2004 private placement, other private or public equity or debt financings, collaborative or other partnering arrangements, asset sales, or other sources, we expect that our cash on hand, anticipated cash flow from operations and current cash commitments to us will only be adequate to fund our operations until approximately the middle of June 2004. Also, pursuant to the terms of the private placement we are generally prohibited from raising additional financing through the issuance of securities during the period from the initial closing through the earlier to occur of the final closing and June 30, 2004 (subject to extension at our sole discretion), which could significantly harm our ability to continue operations of the final closing does not occur. If we are unable to complete the final closing of the March 2004 private placement or secure sufficient additional funding prior to the middle of June 2004, we will need to cease operations and liquidate our assets, most of which is secured by a note to an officer who is also a board member. Our financial statements were prepared on the assumption that we will continue as a going concern and do not include any adjustments that might result should we be unable to continue as a going concern.

Even if we are able to complete the final closing of the March 2004 private placement, in order to continue long-term operations beyond approximately the third quarter of 2005, we will require and are seeking additional funding through collaborative or other partnering arrangements, public or private equity or debt financings, asset sales and from other sources. However, there can be no assurance that we will obtain interim or longer-term financing or that such funding, if obtained, will be sufficient to continue our operations as currently conducted or in a manner necessary for the long-term success of our company. If we raise funds through the issuance of debt securities, such debt will be secured by a security interest or pledge of all of our assets, will require us to make principal and interest payments, would likely include the issuance of warrants and may subject us to restrictive covenants. In addition, our stockholders may suffer substantial dilution if we raise additional funds by issuing equity securities.

For the years ended December 31, 2003, 2002 and 2001, cash used for operating activities was $5.6 million, $11.0 million and $8.4 million, respectively. Cash from (used in) investing activities were $1,477,000, ($61,000) and ($474,000) primarily related to proceeds received from the sale of assets and cash outlays for additions to laboratory and other equipment made during 2003, 2002 and 2001, respectively.

Cash provided by financing activities was $4.0 million, $2.1 million and $0.1 million for the years ending December 31, 2003, 2002 and 2001, respectively. We received $2.0 million in the first quarter of 2003 from the issuance of 2,000 shares of our Series A-1 preferred stock to Bausch & Lomb under the ISV-

403 license agreement. We issued $1.0 million of short-term notes payable in 2003 to directors, members of senior management and other stockholders. These notes bear interest at rates from 2% to 12% and are due from January 15, 2003 through March 31, 2007. We received $845,000, net of debt issuance costs of approximately $154,000, from the issuance of convertible debentures in 2003. These debentures bear interest at a rate of 1% and are due on September 21, 2008. In 2003 we received $3,000 from the issuance of our common stock from the exercise of stock options by employees compared to $125,000 in 2002 and $71,000 in 2001. During 2003, we also received $134,000 in connection with private placements of our common stock. We received payments on a note to a stockholder of $23,000 and $26,000 in 2003 and 2002, respectively. We also made $18,000 of payments on capital leases for certain laboratory equipment in 2003 compared to $31,000 in 2002 and $7,000 in 2001.

Assuming we are able to obtain additional financing and continue our operations, our future capital expenditures and requirements will depend on numerous factors, including the progress of our clinical testing, research and development programs and preclinical testing, the time and costs involved in obtaining regulatory approvals, our ability to successfully commercialize OcuGene and any other products that we may launch in the future, our ability to establish collaborative arrangements, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in our existing collaborative and licensing relationships, acquisition of new businesses, products and technologies, the completion of commercialization activities and arrangements, and the purchase of additional property and equipment.

We anticipate no material capital expenditures to be incurred for environmental compliance in fiscal year 2004. Based on our environmental compliance record to date, and our belief that we are current in compliance with applicable environmental laws and regulations, environmental compliance is not expected to have a material adverse effect on our operations.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flows in the future periods. This table excludes amounts already recorded on our balance sheet as current liabilities.

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 3 years	More than 5 years
Operating lease obligations (1)	$2,230	$718	$1,512	$—
Licensing agreement obligations (2)	120	15	45	60

Total commitments	$2,350	$733	$1,557	$60

(1)	We lease our facilities under a non-cancelable operating lease that expires in 2006.

(2)	We have entered into certain license agreements that require us to make minimum royalty payments for the life of the licensed patents. The life of the patents which may be issued and covered by the license agreements cannot be determined at this time, but the minimum royalties due under such agreements are as noted for 2004 through 2011 and are approximately $15,000 per year until the first commercial sale, increase to $25,000 per year in the first three years of sales, and then increase to $40,000 per year until the expiration of the related patents.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. We will adopt FIN 46 effective January 1, 2004. The adoption of FIN 46 is not expected to have a material impact on our financial position, results of operation or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). Many of these instruments were previously classified as equity. Although some of the provisions of this statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements”, the remainder is consistent with FASB’s intention to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. There was no impact to the consolidated financial statements related to SFAS 150 for the year ended December 31, 2003.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates.

We invest our excess cash in investment grade, interest-bearing securities. At December 31, 2003, we had $1.0 million invested in money market mutual funds. While a hypothetical decrease in market interest rates by 10 percent from the December 31, 2003 levels would cause a decrease in interest income, it would not result in a loss of the principal. Additionally, the decrease in interest income would not be material.

Item 8.	Financial Statements and Supplementary Data

The following Consolidated Financial Statements and Report of Independent Auditors are included on the pages that follow:

Report of Burr, Pilger & Mayer LLP, Independent Auditors

The Board of Directors and Stockholders

InSite Vision Incorporated

We have audited the accompanying consolidated balance sheet of InSite Vision Incorporated as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InSite Vision Incorporated at December 31, 2003, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The 2003 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Burr, Pilger & Mayer LLP

Palo Alto, California

March 12, 2004

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders

InSite Vision Incorporated

We have audited the accompanying consolidated balance sheet of InSite Vision Incorporated as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InSite Vision Incorporated at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming InSite Vision Incorporated will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, has an accumulated deficit as of December 31, 2002 of $108.8 million and does not currently have available sufficient funds to sustain its operations through fiscal year 2003. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Palo Alto, California

January 30, 2003

InSite Vision Incorporated

Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share amounts)	2003	2002
Assets
Current assets:
Cash and cash equivalents	$1,045	$1,179
Inventory	19	19
Prepaid expenses and other current assets	91	124

Total current assets	1,155	1,322

Property and equipment, at cost:
Laboratory and other equipment	837	1,087
Leasehold improvements	73	73
Furniture and fixtures	3	3

	913	1,163
Accumulated depreciation	664	619

	249	544

Deferred debt issuance cost	1	—

Total assets	$1,405	$1,866

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Short-term notes payable to related parties, unsecured	$326	$—
Short-term notes payable to related parties, secured	682	—
Accounts payable	972	373
Accrued liabilities	650	307
Accrued compensation and related expense	160	289
Deferred revenue	4,616	—
Deferred rent	183	—

Total current liabilities	7,589	969

Capital lease obligation, less current portion	—	10
Convertible note payable (net of beneficial conversion feature of $1)	16	—

Total liabilities	7,605	979

Commitments (Note 4)
Stockholders equity (deficit)
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at December 31, 2003; 2,000 issued and outstanding at December 31, 2002	—	2,048

Common stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 29,253,294 issued and outstanding at December 31, 2003; 25,131,786 issued and outstanding at December 31, 2002	293	251
Additional paid-in capital	109,437	107,569
Notes receivable from stockholder	(208)	(231)
Accumulated deficit	(115,722)	(108,750)

Common stockholders’ deficit	(6,200)	(1,161)

Total stockholders’ (deficit) equity	(6,200)	887

Total liabilities and stockholders’ (deficit) equity	$1,405	$1,866

See accompanying notes to consolidated financial statements.

InSite Vision Incorporated

Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share amounts)	2003	2002	2001
Contract and other revenues	$134	$36	$5
Cost of goods	20	114	—

Gross profit	114	(78)	5

Operating expenses:
Research and development	4,436	7,077	7,323
Cost reimbursement	—	166	713

Research and development, net	4,436	6,911	6,610
Selling, general and administrative	3,021	4,022	3,523

Total	7,457	10,933	10,133

Loss from operations	(7,343)	(11,011)	(10,128)

Gain on sale of assets	1,153	—	—
Interest (expense) and other income, net	(561)	62	572

Net loss	(6,751)	(10,949)	(9,556)
Non-cash preferred stock dividend	221	48	—

Net loss applicable to common stockholders	$(6,972)	$(10,997)	$(9,556)

Net loss per share applicable to common stockholders, basic and diluted	$(0.27)	$(0.44)	$(0.38)

Shares used to calculate basic and diluted net loss per share applicable to common stockholders	25,767	24,997	24,897

See accompanying notes to consolidated financial statements.

InSite Vision Incorporated

Consolidated Statements of Stockholders’ Equity (deficit)

(dollars in thousands)	Preferred Stock	Common Stock	Additional Paid In Capital	Note Receivable From Stockholder	Accumulated Deficit	Total Stockholders’ Equity (deficit)
Balances, January 1, 2001	$—	$248	$106,976	$(257)	$(88,197)	$18,770
Issuance of 76,583 shares of common stock from exercise of options and employee stock purchase plan	—	1	70	—	—	71
Non-employee stock option compensation	—	—	200	—	—	200
Net loss and comprehensive loss	—	—	—	—	(9,556)	(9,556)

Balances, December 31, 2001	$—	$249	$107,246	$(257)	$(97,753)	$9,485
Issuance of 201,436 shares of common stock from exercise of options and employee stock purchase plan	—	2	123	—	—	125
Issuance of 2,000 shares of Series A-1 preferred stock	2,000	—	—	—	—	2,000
Loan payment from stockholder	—	—	—	26	—	26
Non-employee stock option and warrant compensation	—	—	200	—	—	200
Net loss and comprehensive loss	—	—	—	—	(10,949)	(10,949)
Non-cash preferred dividend	48	—	—	—	(48)	—

Net loss applicable to common stockholders	48	—	—	—	(10,997)	(10,949)

Balances, December 31, 2002	$2,048	$251	$107,569	$(231)	$(108,750)	$887
Issuance of 5,000 shares of common stock from exercise of options	—	—	3	—	—	3
Issuance of 2,000 shares of Series A-1 preferred stock	2,000	—	—	—	—	2,000
Issuance of 352,857 shares of common stock from private placements	—	4	130	—	—	134
Issuance of convertible notes payable with beneficial conversion feature	—	—	547	—	—	547
Issuance of 3,763,651 share of common stock from conversion of debentures	—	38	946	—	—	984
Surrender of Series A-1 preferred stock as part of sale of assets	(4,269)	—	—	—	—	(4,269)
Loan payment from stockholder	—	—	—	23	—	23
Non-employee stock option and warrant compensation	—	—	242	—	—	242
Net loss and comprehensive loss	—	—	—	—	(6,751)	(6,751)
Non-cash preferred dividend	221	—	—	—	(221)	—

Net loss applicable to common stockholders	221	—	—	—	(6,972)	(6,751)

Balances, December 31, 2003	$—	$293	$109,437	$(208)	$(115,722)	$(6,200)

See accompanying notes to consolidated financial statements.

InSite Vision Incorporated

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2003	2002	2001
Operating activities:
Net loss	$(6,751)	$(10,949)	$(9,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	275	300	233
Stock-based compensation	242	200	200
Loss on disposal of capital lease asset	27	—	—
Gain on sale of asset	(1,153)	—	—
Amortization of beneficial conversion feature	546	—	—
Debt issuance cost amortization	153	—	—
Accrued interest on convertible notes payable	2	—	—
Changes in:
Inventories, prepaid expenses and other current assets	33	30	432
Accounts payable, accrued liabilities accrued compensation and related expense deferred revenue, and deferred rent	1,031	(556)	292

Net cash used in operating activities	(5,595)	(10,975)	(8,399)
Investing activities:
Purchases of property and equipment	(23)	(61)	(474)
Proceeds from sale of asset	1,500	—	—

Net cash provided by (used in) investing activities	1,477	(61)	(474)

Financing activities:
Payment of capital lease obligation	(18)	(31)	(7)
Note payment received from stockholder	23	26	—
Issuance of short-term notes payable to related parties	997	—	—
Issuance of convertible notes payable, net of issuance costs	845	—	—
Issuance of preferred stock	2,000	2,000	—
Issuance of common stock, net	137	125	71

Net cash provided by financing activities	3,984	2,120	64

Net decrease in cash and cash equivalents	(134)	(8,916)	(8,809)
Cash and cash equivalents, beginning of year	1,179	10,095	18,904

Cash and cash equivalents, end of year	$1,045	$1,179	$10,095

Supplemental disclosures:
Surrender of preferred stock in connection with sale of asset	$4,269	$—	$—

Preferred stock dividends	$221	$48	$—

Conversion of debentures to common stock	$984	$—	$—

Beneficial conversion feature on convertible notes payable	$547	$—	$—

Capital lease obligation incurred	$—	$—	$51

See accompanying notes to consolidated financial statements.

InSite Vision Incorporated

Notes to Consolidated Financial Statements

December 31, 2003

1.	Summary of Significant Accounting Policies

Basis of Presentation. The accompanying consolidated financial statements include the accounts of InSite Vision, Ophthalmic Solutions, Inc., its wholly-owned subsidiary and its wholly-owned United Kingdom subsidiary, InSite Vision Limited. InSite Vision Incorporated (the “Company” or “InSite Vision”) operated in one segment and is focused on ophthalmic genetics and developing ophthalmic drugs and ophthalmic drug delivery systems. InSite Vision Limited was formed for the purpose of holding and licensing intellectual property rights. All intercompany accounts and transactions have been eliminated.

The Company’s consolidated financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. Except for 1999, the Company has incurred losses since its inception, including a net loss of $7.0 million for the year ended December 31, 2003, and the Company expects to incur substantial additional development costs, including costs related to clinical trials and manufacturing expenses. The Company has incurred negative cash flows from operations since inception, including net cash used in operations of $4.1 million for the year ended December 31, 2003. As of December 31, 2003, the Company had an accumulated deficit of $115.7 million and a cash and cash equivalents balance of $1.0 million. In these circumstances the Company believes it may not have enough cash to meet its various cash needs for fiscal 2004 unless the Company is able to obtain stockholder approval for the issuance of additional shares related to the private placement it entered into in March 2004 (see Note 12 Subsequent Events). The Company’s plans in this regard, include active pursuit of stockholder approval for the final closing of the private placement it entered into in March 2004 and active pursuit of other sources of additional funds, including new license and collaboration agreements. There is no assurance that stockholder approval will be obtained or additional funds or license or collaborative agreements will be available for the Company to finance its operations on acceptable terms, if at all. If such funds are not available, management will be required to delay, scale back or eliminate one or more of its research, discovery or development programs and may cease operations altogether. Such actions may include significantly reducing its anticipated level of expenditures and/or the sale of rights to certain of its technologies, product candidates or products. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has continued a number of measures it took in 2003 to reduce its short term operating expenses to allow it to continue operations without additional financing through approximately the beginning of June 2004. The measures taken in 2003 included: laying-off approximately 42% of its employees, voluntary salary reductions by its senior management team, ceasing work on all non-critical external activities, extending payment terms on its trade payables, and other cost containment measures. There is no assurance that these expense reduction efforts will enable the Company to continue operations or that if the Company does survive it has not significantly harmed its business or prospects.

Any person considering an investment in the Company’s securities is urged to consider both the risk that the Company will cease operations at or around the middle of June 2004 if stockholder approval is not obtained related to the proposed financing transaction or an alternative source of funds is not obtained. All of the statements set forth in this report are qualified by reference to those facts.

Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The following are items in our financial statements that require significant estimates and judgments:

Inventory. Our inventories are stated at the lower of cost or market. The cost of the inventory is based on the first-in first-out method. If the cost of the inventory exceeds the expected market value a provision is recorded for the difference between cost and market. At December 31, 2003, our inventories solely consisted of OcuGene kits.

Property and Equipment. Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is provided over the estimated useful lives of the respective assets, which range from three to five years, using the straight-line method. Leasehold improvements are amortized over the lives of the related leases or their estimated useful lives, whichever is shorter, using the straight-line method. It is our policy to write-off our fully depreciated assets.

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

Revenue related to contract research services is recognized when the services are provided and collectibility is reasonable assured.

We directly reduced expenses for amounts reimbursed due to cost sharing agreements during the year ended December 31, 2002 and 2001. We recognize the received cost sharing payments when persuasive evidence of an arrangement exists, the services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. During the year ended 2003, we recognized cost reimbursements as contract and other revenue in accordance with EITF 01-14, Income Statement Characterization of Reimbursement for “Out of Pocket” expenses Incurred.

We receive royalties from licensees based on third-party sales and the royalties are recorded as earned in accordance with contract terms, when third party results are reliably measured and collectibility is reasonably assured.

Revenue related to the sales of our product, the OcuGene glaucoma genetic test, is recognized when all related services have been rendered and collectibility is reasonably assured. The revenue in connection with the asset purchase agreement with Bausch & Lomb will be recognized over the contract period.

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

Pro forma information regarding net loss and loss per share is required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001, respectively: risk-free interest rates ranging from 0.89% to 5.57%; volatility factors for the expected market price of our common stock of 1.06, 1.07 and 1.09; and a weighted-average expected life for the options of 4 years.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 as amended by SFAS 148 to stock based employee compensation (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2002
Net loss applicable to common stockholders-as reported	$(6,972)	$(10,997)	$(9,556)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(72)	(184)	(644)

Net loss applicable to common stockholders-pro forma	$(7,044)	$(11,181)	$(10,200)

Loss applicable to common stockholders per share:
Basic and diluted-as reported	$(0.27)	$(0.44)	$(0.38)

Basic and diluted-pro forma	$(0.27)	$(0.45)	$(0.41)

For purposes of pro forma disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period.

The pro forma impact of options on the net loss for 2003, 2002 and 2001 is not necessarily representative of the effects on net income (loss) for future years, as future years will include the effects of additional stock grants.

Accounting for Stock Options and Warrants Exchanged for Services. The Company issues stock options and warrants to consultants of the Company in exchange for services. The Company has valued these options and warrants using the Black-Scholes option pricing model in accordance with the Emerging Issues Task Force (EITF) Consensus No. 96-18, “Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods, or Services,” at each reporting period and has recorded charges to operations over the vesting periods of the individual stock options or warrant. Such charges amounted to approximately $242,000, $200,000 and $200,000 in 2003, 2002 and 2001, respectively.

Income (Loss) per Share. Basic and diluted net income (loss) per share information for all periods is presented under the requirement of SFAS No. 128, “Earnings per Share.” Basic earnings per share has been computed using the weighted-average number of common shares outstanding during the period. Dilutive earnings per share is computed using the sum of the weighted-average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options, warrants and convertible securities. Potentially dilutive securities have been excluded from the computation of diluted net loss per share in 2003, 2002 and 2001 as their inclusion would be antidilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

(in thousands, except per share amounts)	2003	2002	2001
Numerator:
Net loss	$(6,751)	$(10,949)	$(9,556)
Non-cash preferred stock dividend	(221)	(48)	—

Net loss applicable to common stockholders	$(6,972)	$(10,997)	$(9,556)

Denominator:
Denominator for basic and diluted loss per share - weighted-average common shares outstanding	25,767	24,997	24,897

Basic and diluted net loss per share	$(0.27)	$(0.44)	$(0.38)

Due to the loss applicable to common stockholders, loss per share for 2003, 2002 and 2001 is based on the weighted average number of common shares only, as the effect of including equivalent shares from stock options would be anti-dilutive. If the Company had recorded net income, the calculation of earnings per share would have been impacted by the dilutive effect of the convertible notes payable in 2003, and the Series A-1 Preferred Shares in 2002, but would not have been effected by the minimal number of outstanding stock options and warrants priced below the market price of the common shares at December 31, 2003. At December 31, 2003, 2002 and 2001, 156,000, 0 and 737,000 options and warrants were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

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

Income Taxes We account for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or our tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactments and changes in the tax law or rates. A deferred tax valuation allowance is provided for deferred tax assets when it is determined that it is more likely than not that amounts will not be recovered.

Concentration of Risk. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. Our cash and cash equivalents are primarily deposited in demand accounts with one financial institution.

Recent Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. We will adopt FIN 46 effective January 1, 2004. The adoption of FIN 46 is not expected to have a material impact on our financial position, results of operation or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). Many of these instruments were previously classified as equity. Although some of the provisions of this statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements”, the remainder is consistent with FASB’s intention to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. There was no impact to the consolidated financial statements related to SFAS 150 for the year ended December 31, 2003.

2.	Sale of Assets and Licenses

In December 2003, the Company entered into agreements with Bausch & Lomb Incorporated, or Bausch & Lomb, in which the Company sold the assets related to its ISV-403 product candidate, for the treatment of ocular bacterial infections, and licensed certain DuraSite patents for use in the ISV-403 product candidate. Bausch & Lomb made a payment to the Company of $1.5 million, surrendered 4,000 shares of Series A-1 Preferred Stock (See Note 7) and the related accumulated dividends, and will pay the Company royalties on future sales, if any. The Company had no carrying value related to the ISV-403 assets as all costs of development were expensed as incurred. Additionally, the Company agreed to provide certain contracted services to Bausch & Lomb for a period beginning in November 2003 through April 2004, for which the Company would be paid an additional amount. The license and stock purchase agreements the Company entered into with Bausch & Lomb related to the ISV-403 product candidate in August 2002 were terminated.

In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, the Company is recognizing the $5.8 million of revenue, representing the cash received of $1.5 million and the value of the Series A-1 Preferred Stock surrendered of $4.3 million, on a straight-line basis over the period for which contract services will be provided. Correspondingly, as of December 31, 2003 the Company recognized $1.2 million of revenue from the sale of assets and recorded deferred revenue of $4.6 million.

In December 2002, the Company entered into an eight year distribution agreement with Societa Industria Farmaceutica Italiana – S.p.A. of Italy (“SIFI”), in which InSite granted SIFI the exclusive right in Italy to perform, market and sell the OcuGene glaucoma genetic test and to manufacture and distribute the related patient sampling kits. SIFI will pay the Company a royalty on each OcuGene test performed by them or on their behalf, if any.

In November 2002, the Company extended its November 2001 agreement with Quest Diagnostics Incorporated to provide laboratory services in the U.S. for the Company’s recently introduced OcuGene genetic test for the early prognosis and diagnosis of glaucoma. The Company will pay Quest a fee for each test performed and royalties on product sales.

In August 2002, the Company entered into a license agreement and preferred stock purchase agreement with Bausch & Lomb, in which InSite granted Bausch & Lomb a royalty-bearing license to the Company’s product candidate ISV-403 for the treatment of ocular bacterial infections. Bausch & Lomb obtained the right to market ISV-403 in all geographies except Japan, with such rights being shared in Asia (except Japan) and exclusive elsewhere. The Company is responsible for the clinical development of ISV-403 through New Drug Application, or NDA, approval from the U.S. Food and Drug Administration, or FDA, with Bausch & Lomb responsible for subsequent commercial manufacturing and marketing. Bausch & Lomb made an initial investment in preferred stock of $2.0 million in August 2002. Bausch & Lomb made a second investment in preferred stock of $2.0 million in February 2003 when the Company reached the first milestone contemplated in the agreement. Upon the sale of these assets to Bausch & Lomb in December 2003, the license agreement and preferred stock purchase agreement were terminated and no future milestone payments by Bausch & Lomb are required. (See Note 7.)

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

3.	Short-term Notes Payable

In August, September and November 2003, the Company issued a total of $188,000 in a series of short-term unsecured notes payable to members of the Board of Directors, senior management and other employees of the Company for cash. These notes bear interest at a rate of two percent (2%) and are due March 31, 2004.

In July and August 2003, the Company issued $500,000 in short-term Senior Secured Notes payable to an officer who is also a member of the Board of Directors and an affiliate of a member of senior management for cash. In November 2003 the Company increased one of the short-term Senior Secured Notes by $20,000 after receipt of cash. These notes bear interest at a rate of between five and one-half percent (5.5%) and twelve percent (12%), were due between September 30, 2003 and October 15, 2003 and are secured by a lien on substantially all of the assets of the Company, including the Company’s intellectual property, other than the equipment secured under the Senior Secured Notes issued in May 2003, described below, and certain other equipment secured by the lessor of such equipment. Prior to September 30, 2003 the due dates of these notes were extended to between November 15, 2003 and December 31, 2003. Subsequently, the due dates were further extended to January 15, 2004 and March 31, 2004. In January 2004, the Company repaid $120,000 of these Senior Secured Notes and the related accrued interest. The Company had $682,000 of short-term secured notes payable to related parties outstanding at December 31, 2003.

In May and June 2003, the Company issued a series of short-term notes payable totaling $288,500 to members of the Board of Directors, senior management and other stockholders for cash. $100,000 of these notes are Senior Secured Notes, bear a two percent (2%) annual interest rate, were due September 28, 2003 and are secured by a lien on certain pieces of laboratory and other equipment. Prior to September 28, 2003 the due date on these notes was extended to December 31, 2003. Subsequently, the due dates were further extended to January 15, 2004. In January 2004, these Senior Secured Notes and the related accrued interest were repaid by the Company. The remainder of these notes are unsecured, bear interest rates between two percent (2%) and twelve percent (12%) and were due August 15, 2003. On August 15, 2003, the due date on these notes was extended to November 15, 2003. Prior to November 15, 2003 the due date on these notes was extended to December 15, 2003. Subsequently, the due date on these notes was extended to March 31, 2004. The Company had $326,000 of unsecured notes payable to related parties outstanding at December 31, 2003.

4.	Lease Commitments

The Company leases its facilities under non-cancelable operating lease agreements that expire in 2006. Rent expense was $697,000, $659,000, and $445,000 for 2003, 2002 and 2001, respectively. The 2002 and 2001 rent expense reflects $13,000 and $74,000, respectively, received by the Company related to the January 1999 sublease of a portion of the Company’s facility. The sublease ended in February 2002.

Capital lease obligations represent the present value of future rental payments under capital lease agreement for laboratory equipment. The original cost and accumulated amortization on the equipment under capital leases are $39,900 and $39,900, respectively, at December 31, 2003 and $103,600 and $44,500, respectively, at December 31, 2002.

Future minimum payments under capital and operating leases are as follows:

Year ending December 31,	Capital Leases	Operating Leases
2004	9,528	718,113
2005	—	743,253
2006	—	769,245

Total minimum lease payments	9,528	$2,230,611

Amount representing interest	524

Present value of net minimum lease payments	9,004
Current portion, included in accrued liabilities	9,004

Long-term portion	0

5.	Convertible Notes Payable

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

Immediately prior to the Merger, Ophthalmic Solutions entered into a Convertible Debenture Purchase Agreement (the “Purchase Agreement”), dated as of September 22, 2003, with HEM Mutual Assurance LLC, pursuant to which it sold and issued convertible debentures to HEM in an aggregate principal amount of up to $1,000,000 in a private placement pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended. Two debentures in the aggregate principal amount of $500,000 were issued for gross proceeds of $500,000 in cash (the “Initial Debentures”) and an additional debenture in the aggregate principal amount of $500,000 (the “Contingent Debenture” and collectively with the Initial Debentures, the “Debentures”) was issued in exchange for a promissory note from HEM in the principal amount of $500,000 (the “Note”). Each of the Debentures had a maturity date of September 21, 2008, subject to earlier conversion or redemption pursuant to its terms, and bears interest at the rate of 1% per year, payable in cash or shares of common stock at the option of the holder of the Debentures. As a result of the Merger, the Company has assumed the rights and obligations of Ophthalmic Solutions in the private placement, including the gross proceeds raised through the sale of the Debentures, the Note issued by HEM to Ophthalmic Solutions, and Ophthalmic Solutions’ obligations under the Debentures and the Purchase Agreement.

As a result of the Merger at September 22, 2003, $492,750 and $3,625 in principal amount of the Initial Debentures was convertible into unrestricted shares of the Company’s common stock at a conversion price that is the lower of $0.30 or the average of the three lowest closing per share bid prices for the common stock during the 40 trading days prior to conversion and $0.01 per share, respectively. On November 12, 2003 the $500,000 Contingent Debenture and an additional $3,625 of Initial Debentures became convertible and subject to repayment when the related Note from HEM was paid in full to the Company in cash. The Contingent Debenture is convertible into unrestricted shares of the Company’s common stock at a conversion price that is the lower of $0.375 or the average of the three lowest closing per share bid prices for the common stock during the 40 trading days prior to conversion and the additional Initial Debentures have a conversion price of $0.01 per share.

The merger has been accounted for as an acquisition of assets. The assets acquired and liabilities assumed include: convertible debentures, cash and the related promissory note(s). Ophthalmic Solutions had no other assets or liabilities at the time of the merger. This asset acquisition has been, in substance, reflected as a financing transaction in the accompanying financial statements, including the receipt of cash and the issuance of debentures.

The Initial Debenture conversion prices of $0.30 and $0.01 per share, respectively were lower than the per share price of the Company’s common stock on the issuance date of September 22, 2003. The conversion prices of the Contingent Debenture and remaining Initial Debentures of $0.375 and $0.01 per share, respectively were lower than the per share price of the Company’s common stock on November 12, 2003 when the related Note from HEM was paid in full to the Company in cash. In accordance with the provisions of EITF 00-27, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments, the Company recorded a beneficial conversion feature of $547,000 related to the debentures. The Company accretes the $547,000 discount recorded from the beneficial conversion feature from the dates the debentures became convertible, September 22, 2003 and November 12, 2003, to the stated redemption date of September 21, 2008. The accretion has been reported as interest expense with a corresponding increase to convertible debentures. Further, as amounts are converted into common stock, prior to the redemption date, all of the remaining unamortized discount associated with those shares will be immediately recognized as interest expense. As of December 31, 2003 approximately $546,000 of the beneficial conversion feature had been expensed as interest. As of December 31, 2003, the $16,000 convertible debentures reported on the face of the balance sheet are net of related unamortized debt discount of $1,000. In connection with the convertible debt financing, the Company capitalized approximately $154,000 of debt issuance costs, which are included in prepaid expenses and other current assets and other assets. These costs are being amortized over the life of the convertible debentures. As of December 31, 2003, $1,000 of the debt financing costs remain and $153,000 has been amortized.

On December 19, 2003, $482,329 in debenture principal and the related interest was converted into 1,393,011 shares of the Company’s common stock. On December 11, 2003, $3,625 in debenture principal and the related interest was converted into 363,284 shares of the Company’s common stock. On November 26, 2003, $92,750 in debenture principal and the related interest was converted into 309,717 shares of the Company’s common stock. On November 10, 2003, $200,000 in debenture principal and the related interest was converted into 667,561 shares of the Company’s common stock. On October 30, 2003, $200,000 in debenture principal and the related interest was converted into 667,360 shares of the Company’s common stock. On October 15, 2003, $3,625 debenture principal and the related interest was converted into 362,718 shares of the Company’s common stock.

The conversion price and number of shares of common stock issuable upon conversion of the Debentures is subject to adjustment for stock splits and combinations and other dilutive events. To satisfy its conversion obligations under the Debentures, the Company placed 5,000,000 shares of its common stock into escrow for potential issuance to HEM upon conversion of the Debentures. As of December 31, 2003, 1,236,348 shares of common stock remain in escrow. Unless and until the debentures are converted, HEM has no voting or other ownership rights in any of the shares of our common stock held in escrow and the shares in escrow are not treated by the Company as being issued and outstanding.

The Debentures may never be converted into an aggregate of more than 5,000,000 shares of the Company’s common stock unless the Company elects to increase the number of shares held in escrow in accordance with and subject to any applicable rules or regulations of The American Stock Exchange or such other exchange, market or system on which the Company’s common stock is then listed requiring stockholder approval prior to such additional issuance. In the event that the conversion rate of the Debentures would require the Company to issue more than an aggregate of 5,000,000 shares of the Company’s common stock upon conversion of the Debentures and the Company elects not to increase the number of shares held in escrow (or the Company fails to obtain any required stockholder approval for such proposed increase), the Company will be required to redeem the unconverted amount of the Debentures for 140% of the principal amount thereof, plus accrued and unpaid interest.

In addition to the foregoing, the Debentures may not be converted if and to the extent that after such conversion the holder would beneficially own more than 5% of the Company’s then outstanding common stock, unless the holder waives this limitation by providing the Company 75 days prior notice of the waiver.

The Company has the right to redeem the Debentures, in whole or in part, at any time on 30 days advanced notice for 140% of the principal amount of the outstanding Debentures being redeemed, plus accrued and unpaid interest. In addition, if at any time any of the Debentures are outstanding, the Company receives debt or equity financing in an amount equal to or exceeding Five Million dollars ($5,000,000) in a single transaction or series of related transactions (excluding any portion of such financing consisting of forgiveness of debt or other obligations), the Company is required to redeem the Debentures for 150% of the amount of the then outstanding Debentures. If trading in our common stock is suspended (other than suspensions of trading on such market or exchange generally or temporary suspensions pending the release of material information) for more than ten trading days, or if our common stock is delisted from the exchange, market or system on which it is then traded and not relisted on another exchange, market or the Over the Counter Bulletin Board within 10 trading days, HEM may elect to require us to redeem all then outstanding Debentures and any shares of our common stock held by HEM through prior conversions at a price equal to the sum of the aggregate market value of the common stock then held by HEM through prior conversions plus the value of all unconverted Debentures then held by HEM, calculated in each case in the manner set forth in the Purchase Agreement. The Company would owe an interest penalty of 8% per year on any payments not made within 7 business days of a redemption request made pursuant to the preceding sentence.

Pursuant to the Purchase Agreement, until December 22, 2003, the Company was prohibited from offering or issuing any floorless convertible security or any equity line of credit, although the Company could have entered into any other debt or equity financing during such period. In addition, HEM had the right to participate in any debt or equity financing offered by us during the 30-day period following December 22, 2003.

Until such time as it no longer holds any Debentures, neither HEM nor its affiliates may engage in any short sales of the Company’s common stock if there is no offsetting long position in the Company’s common stock then held by HEM or such affiliates.

6.	Income Taxes

Due to the company’s history of net operating losses, there is no provision for income taxes for the years ended December 31, 2003, 2002 and 2001.

Significant components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$32,054	$30,732
Tax credit carryforwards	5,970	5,378
Capitalized research and development	7,549	9,166
Deferred revenue	1,846	—
Depreciation	434	440
Other	58	127

Total deferred tax assets	47,911	45,843
Valuation allowance	(47,911)	(45,843)

Net deferred tax assets	$—	$—

The valuation allowance increased by $2.1 million, $4.2 million and $4.2 million during the years ended December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003, the Company has net operating loss carryforwards for federal income tax purposes of approximately $85.5 million, which expire in the years 2004 through 2023 and federal tax credits of approximately $3.3 million, which expire in the years 2004 through 2023. The Company also has net operating loss carryforwards for state income tax purposes of approximately $49.6 million which expire in the years 2004 through 2015, and state research and development tax credits of approximately and $2.5 million which carryforward indefinitely.

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

7.	Preferred Stock

Series A-1 Preferred Stock

In August 2002, the Company entered into a Preferred Stock Purchase Agreement with Bausch & Lomb contemporaneously with the execution of the Bausch & Lomb License Agreement for the ISV-403 product candidate. The Stock Purchase Agreement provides for Bausch & Lomb to purchase up to 15,000 shares of Series A-1 Preferred Stock for a purchase price equal to $1,000 per share for an aggregate investment of up to $15.0 million. The initial investment, which was made in August 2002, was for 2,000 shares of Series A-1 Preferred Stock, for a total investment equal to $2.0 million. In February 2003, the first milestone was reached and Bausch & Lomb invested an additional $2.0 million and received 2,000 more shares of Series A-1 Preferred Stock. In December 2003, the ISV-403 product candidate was sold to Bausch & Lomb and the Preferred Stock Purchase Agreement was terminated and the 4,000 outstanding shares, and the related accumulated dividends, were surrendered to the Company. The Series A-1 Preferred Stock did not contain voting rights, except as otherwise provided by the Delaware General Corporation law and each share of Series A-1 Preferred Stock was entitled to a 6% per annum cumulative dividend.

For the year ended December 31, 2003 and 2002, the Company reported non-cash preferred dividends of $221,000 and $48,000, respectively. The dividends are related to the 6% per annum premium earned on the outstanding Series A-1 Preferred Stock and are taken into consideration to determine the net loss per share applicable to common stockholders.

8.	Common Stockholders’ Equity (Deficit)

On December 16, 2003, the Company entered into a private placement of 142,857 shares of its common stock to an accredited investor and received $50,000 in net proceeds. On October 20, 2003, the Company entered into a private placement of 210,000 shares of its common stock to two accredited investors and received $84,000 in net proceeds. During 2003 the Company received $3,000 from the exercise of stock options.

In December 2003, the Company issued warrants to purchase 250,000 shares of common stock for $0.58 per share that expire in December 2006 to Xmark as part of the settlement of a legal suit which were expensed during the year(See Note 10). In November 2003, the Company issued warrants to purchase 125,000 shares of common stock for $0.40 that expire in November 2008 to a financial advisor as part of the placement of convertible notes payable. In September 2003, the Company issued warrants to purchase 81,967 shares of common stock for $0.61 until September 2008 to a financial advisor as part of the initial placement of convertible notes payable. In August 2003, the company issued warrants to a financial advisor to purchase 50,000 shares of common stock for $0.50 per share that expire in August 2006. These warrants were valued using a Black-Scholes option pricing model, assuming no dividend yield, with the following assumptions: risk-free interest rate of 4.44%, volatility of 1.0616 and an expected life of 5, 3 and 3 years, respectively, resulting in the recording of an expense of $180,000 for the year ended December 31, 2003. As of December 31, 2003, all of these warrants were outstanding.

In April 2002, the Company issued warrants to purchase 20,000 shares of common stock for $2.33 per share that expire in April 2006 to a financial advisor. In February 2002, the Company issued warrants to purchase 38,000 shares of Common Stock for $2.20 per share that expire in February 2005 to a financial advisor. These warrants were valued using a Black-Scholes option pricing model, assuming no dividend yield, with the following assumptions: risk-free interest rate of 4.76%, volatility of 1.1361 and an expected life of 4 and 3 years, respectively, resulting in the recording of an expense of $85,000 for the year ended December 31, 2002. As of December 31, 2003, all of these warrants were outstanding.

In February 2001, the Company filed a shelf registration for the issuance of up to $40.0 million of common stock or securities convertible into or exercisable into the Company’s common stock. The common stock, if issued, will be sold through a placement agent. As of December 31, 2003 no shares had been issued under this shelf registration and it was not available due to the market capitalization of the Company.

Stock Option Plan

At December 31, 2003, a total of 3,974,653 shares of common stock were reserved under the 1994 Stock Plan for issuance upon the exercise of options or by direct sale to employees, including officers, directors and consultants. Options granted under the plan expire 10 years from the date of grant and become exercisable at such times and under such conditions as determined by the Company’s Board of Directors (generally ratably over four years, with the first 25% vesting after one year). Under the terms of the 1994 Stock Plan on automatic share increase feature pursuant to which the number of shares available for issuance is automatically increased on the first trading day in January each calendar year, beginning with calendar year 2002 and continuing over the term of the Plan by an amount equal to 0.2% of the total number of shares of common stock outstanding on the last trading day in December in the immediately proceeding calendar year. Activity under the 1994 Stock Plan is as follows:

	Shares
	Options Available for Grant	Options Outstanding	Option Price	Weighted Average Exercise Price of Shares Under Plan
Balances at January 1, 2001	787,996	1,918,103	$0.60 -9.25	$2.53
Additional shares reserved	497,014			—
Granted	(444,500)	444,500	1.02 - 2.20	1.52
Exercised	—	(40,406)	0.60 - 1.13	0.66
Forfeited	35,443	(35,443)	1.45 - 5.88	3.71

Balances at December 31, 2001	875,953	2,286,754	0.60 - 9.25	2.35
Additional shares reserved	498,545
Granted	(395,250)	395,250	0.70 - 1.97	0.93
Exercised	—	(184,173)	0.73 - 1.80	0.96
Forfeited	20,616	(20,616)	0.60 - 4.81	1.44

Balances at December 31, 2002	999,864	2,477,215	0.60 - 9.25	2.26
Additional shares reserved	502,574
Granted	(925,500)	925,500	0.41- 0.85	0.60
Exercised	—	(5,000)	0.70 - 0.70	0.70
Forfeited	346,384	(346,384)	0.41- 9.25	1.48

Balances at December 31, 2003	923,322	3,051,331	$0.41 -6.38	$1.85

The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
		Weighted Average		Number Exercisable	Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding	Contractual Life	Exercise Price
$0.41 - $0.85	820,500	9.54	$0.60	405,488	$0.71
$0.93 - $1.13	782,382	6.66	1.04	581,556	1.08
$1.20 - $2.75	833,700	4.44	2.10	743,053	2.17
$2.81 - $6.38	614,749	4.00	4.19	610,773	4.18

	3,051,331	6.30	$1.85	2,340,870	$2.17

The weighted average grant date fair value of options granted during 2003, 2002 and 2001 was $0.56, $0.86 and $1.42 per share, respectively.

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

In June 2002, the Company’s stockholders approved a series of amendments to the Company’s 1994 Stock Option Plan, or the 1994 Plan, including (i) increasing the maximum number of shares of common stock issuable to any one person under the 1994 Plan over the term of the 1994 Plan by 400,000 shares so that the limit is increased from 850,000 shares to 1,250,000 shares and (ii) extending the term of the 1994 Plan by an additional 5 years so that the expiration date is extended from July 27, 2003 to July 27, 2008.

The Company granted stock options to non-employees which resulted in compensation expense of $62,000, $116,000 and $200,000 in 2003, 2002 and 2001, respectively.

Employee Stock Purchase Plan

On April 1, 1994, employees of the Company began participating in the 1994 Employee Stock Purchase Plan, or the Purchase Plan, which provides the opportunity to purchase common stock at prices not more than 85% of market value at the time of purchase. In June 2000, the Company’s stockholders approved an additional 85,000 shares of common stock be reserved for issuance under the Purchase Plan. In June 2002, the Company’s stockholders approved a series of amendments to the Company’s Purchase Plan, including (i) increasing by 100,000 the total number of shares of the Company’s common stock authorized for issuance under the Purchase Plan, (ii) extending the term of the Purchase Plan by an additional 5 years so that the expiration date is extended from December 31, 2003 to December 31, 2008, and (iii) implementing an automatic share increase feature pursuant to which the number of shares available for issuance under the Purchase Plan is automatically increased on the first trading day in January each calendar year, beginning with calendar year 2003 and continuing over the remaining term of the Purchase Plan, as extended, by an amount equal to 0.5% of the total number of shares of common stock outstanding on the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 125,000 shares.

During the years ended December 31, 2003, 2002 and 2001, respectively, none, 37,122, and 45,759 shares of common stock were issued pursuant to this plan. At December 31, 2003, 225,007 additional shares were reserved for issuance under this plan. The effects of this plan on the pro forma disclosures described in Note 1 are not material.

The weighted average grant date fair value of the Purchase Plan shares issued during 2002 and 2001 was $1.14 and $1.43 per share, respectively.

9.	Notes Receivable from Stockholder

In May 2000, the Company issued loans to Dr. Chandrasekaran, the Company’s President, Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Chairman of the Board, related to his exercise of 126,667 options to acquire common stock. In May 2001, the terms on the loans were extended from 4 years to 5 years. In 2003 and 2002, Dr. Chandrasekaran made principal and interest payments of $38,500 and $83,000, respectively. The loans are full recourse and bear interest at 7% per annum. Interest payments are due semi-annually and principal payments are due annually. While the 126,667 shares of common stock issued secure the loans, the Company is not limited to these shares to satisfy the loan.

10.	Legal Proceedings

On June 23, 2003 Xmark Funds, L.P. et al, or Xmark, filed a complaint in the United States District Court, Southern District of New York against the Company alleging that the Company breached the terms of the term sheet signed between Xmark Funds and the Company in May 2003. On December 31, 2003 the Company settled the suit with Xmark. As part of the settlement, the Company paid Xmark $10,000 and issued Xmark fully vested warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.58 per share. The warrants expire on December 31, 2006 subject to certain possible extensions. Legal fees related to this litigation were expensed as incurred.

On or about October 8, 2003, a former consultant filed a complaint in the Superior Court of California, County of San Francisco, against the Company, our chief executive officer, Kumar Chandrasekaran, the Regents of the University of California or “Regents,” and two individuals associated with Regents. The former consultant alleges that the Company breached an obligation to continue supporting his research; he has also made a variety of other related claims and allegations against the Company and the other defendants. The complaint seeks both monetary and injunctive relief. The former consultant has filed a motion to enjoin the Company during the pendency of the litigation from alienating the license rights held by the Company relating to the subject of the former consultant’s research, which was denied. The Company and Dr. Chandrasekaran filed a demurrer challenging certain aspects of the complaint, which was heard on January 28, 2004. The Court has not yet issued a ruling on the demurrer, and until that ruling issues, the Company does not expect any further response to the complaint to be filed by either the Company or by Dr. Chandrasekaran. The outcome of this matter cannot be determined at this time and therefore no contingent liabilities have been recorded.

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights. The Company currently is not aware of any other legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition and operating results.

11.	Related Party

Included in accounts payable on the balance sheet is $116,000 due to related parties for expenses incurred on behalf of the Company.

12.	Subsequent Event

On March 26, 2004, the Company received approximately $1.8 million from the initial closing of a private placement totaling $16.5 million. At the initial closing the Company issued 3,880,000 shares of Common Stock and warrants to purchase 1,940,000 shares of Common Stock at an exercise price of $0.75 per share. The final closing is contingent upon the Company receiving stockholder approval for the financing and for an amendment to the Certificate of Incorporation increasing the authorized shares of Common Stock by 49,500,000, and other standard closing conditions. The Company will seek stockholder approval at its June 1, 2004 Annual Meeting.

13.	Quarterly Results (Unaudited)

The following table is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	(in thousands, except per share amounts)
	First Quarter	Second Quarter	2003 Third Quarter	Fourth Quarter	Total Year
Revenues	$4	$1	$4	$125	$134
Cost of goods	8	4	5	3	20
Loss from operations	(2,276)	(1,826)	(1,393)	(1,848)	(7,343)
Net loss applicable to common stockholders	(2,314)	(1,886)	(1,462)	(1,310)	(6,972)
Basic and diluted net loss per share applicable to common stockholders	$(0.09)	$(0.08)	$(0.06)	$(0.05)	$(0.27)
Shares used to calculate basic and diluted net loss per share applicable to common stockholders	25,133	25,137	25,137	27,661	25,767

	First Quarter	Second Quarter	2002 Third Quarter	Fourth Quarter	Total Year
Revenues	$9	$8	$9	$10	$36
Cost of goods	17	14	25	58	114
Loss from operations	(2,985)	(2,646)	(3,100)	(2,280)	(11,011)
Net loss	(2,957)	(2,631)	(3,108)	(2,301)	(10,997)
Basic and diluted net loss per share	$(0.12)	$(0.11)	$(0.12)	$(0.09)	$(0.44)
Shares used to calculate basic and diluted net loss per share	24,930	24,941	25,007	25,109	24,997

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 21, 2003, Ernst & Young LLP notified us that it would resign as our independent public accountants following the completion of its review of the Registrant’s Form 10-Q for the Quarter ended September 30, 2003. Our Audit Committee was informed of, but did not recommend or approve, Ernst & Young’s resignation.

Ernst & Young’s reports on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that Ernst & Young’s report on the financial statements for the year ended December 31, 2002 contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

During our two most recent fiscal years ended December 31, 2002 and the subsequent interim periods up to and including their resignation, there were no disagreements between us and Ernst on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Ernst & Young’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports; and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

Ernst provided us a letter addressed to the SEC stating whether it agrees with the statements made above by us. A copy of Ernst & Young’s letter dated October 28, 2003, has been filed with the SEC.

On February 19, 2004, we engaged Burr, Pilger & Mayer LLP as our new independent accountant. The decision to engage Burr, Pilger & Mayer LLP was recommended and approved by our Audit Committee.

During the two most recent fiscal years ended December 31, 2002 and December 31, 2003 and during the current fiscal year through the engagement of Burr, Pilger & Mayer LLP on February 19, 2004, we had not consulted with Burr, Pilger & Mayer LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; nor on any matter that was either the subject of a disagreement or a reportable event.

Item 9A.	Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item with respect to the identification of Directors is hereby incorporated by reference from the information under the caption “Election of Directors” in the Company’s Proxy Statement for its Annual Meeting of Stockholders which is expected to be held on June 1, 2004 (the “Proxy Statement”).

The information required by this item with respect to the identification of Executive Officers is contained in Item 1 of Part I of this report under the caption “Executive Officers.”

The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference from the information under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement.

The information required by this item regarding the audit committee of the board of directors and information regarding an audit committee financial expert is incorporated by reference from information contained under the caption “Board Committees and Meetings” in the Proxy Statement.

The information required by this item regarding the Company’s code of ethics that applies to the Company’s principal executive officer, principal financial officer and controller is incorporated by reference from information contained under the caption “Board Committees and Meetings” in the Proxy Statement.

Information regarding our implementation of procedures for stockholder nominations to our board of directors is incorporated by reference from information contained under the caption “Board Committees and Meetings” in the Proxy Statement.

Item 11.	Executive Compensation

The information required by this item is hereby incorporated by reference from the information under the caption “Executive Compensation and Related Information” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is hereby incorporated by reference from the information under the captions “Principal Stockholders” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is hereby incorporated by reference from the information under the captions “Executive Compensation and Related Information” and “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information contained under the caption “Principal Accountant Fees and Services” in the Proxy Statement.

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

See Exhibit Index on page 66 of this Annual Report on Form 10-K.

(b)	Reports on Form 8-K

On October 28, 2003, we filed a Current Report on Form 8-K reporting under Item 4 the resignation of our certifying accountant subsequent to the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2003.

On November 21, 2003, we filed an Amendment No. 1 to Current Report on Form 8-K/A reporting under Item 4 that the resignation of our certifying accountant was effective as of November 19, 2003.

(c)	Exhibits

See Exhibit Index on page 66 of this Annual Report on Form 10-K.

(d)	Financial Statement Schedules

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2004

INSITE VISION INCORPORATED

By:	/s/ S. KUMAR CHANDRASEKARAN

S. Kumar Chandrasekaran, Ph.D. Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ S. KUMAR CHANDRASEKARAN S. Kumar Chandrasekaran, Ph.D.	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer	March 30, 2004

/s/ MITCHELL H. FRIEDLAENDER Mitchell H. Friedlaender, M. D.	Director	March 30, 2004

/s/ JOHN L. MATTANA John L. Mattana	Director	March 30, 2004

/s/ JON S. SAXE Jon S. Saxe	Director	March 30, 2004

/s/ ANDERS P. WIKLUND Anders P. Wiklund	Director	March 30, 2004

EXHIBIT INDEX

Number	Exhibit Table

2.1	Agreement and Plan of Merger, dated as of September 22, 2003, by and among InSite Vision Incorporated, a Delaware corporation, Arrow Acquisition, Inc., a Delaware corporation, and Ophthalmic Solutions, Inc., a Delaware corporation.

3.1[1]	Restated Certificate of Incorporation.

3.2[9]	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 11, 1997.

3.3[9]	Certificate of Correction of the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 26, 1997.

3.4[15]	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock as filed with the Delaware Secretary of State on July 3, 2002.

3.5[6]	Amended and Restated Bylaws.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2[17]	Convertible Debenture Purchase Agreement, dated as of September 22, 2003, by and between Ophthalmic Solutions, Inc. and HEM Mutual Assurance LLC.

4.3[17]	$492,750 1% Convertible Debenture Due September 21, 2008, originally issued by Ophthalmic Solutions, Inc., a Delaware corporation to HEM Mutual Assurance LLC on September 22, 3003.

4.4[17]	$7,250 1% Convertible Debenture Due September 21, 2008, originally issued by Ophthalmic Solutions, Inc., a Delaware corporation to HEM Mutual Assurance LLC on September 22, 3003.

4.5[17]	$500,000 1% Convertible Debenture Due September 21, 2008, originally issued by Ophthalmic Solutions, Inc., a Delaware corporation to HEM Mutual Assurance LLC on September 22, 3003.

10.1[10]	InSite Vision Incorporated 1994 Employee Stock Purchase Plan (As amended and restated through April 17, 2000).

10.28HH	InSite Vision Incorporated 1994 Stock Option Plan (Amended and Restated as of June 8, 1998).

10.31HH	Form of InSite Vision Incorporated Notice of Grant of Stock Option and Stock Option Agreement, with Addenda.

10.48HH	Form of InSite Vision Incorporated Notice of Automatic Option Grant and Non-Employee Director Option Agreement.

10.5[1]	InSite Vision Incorporated 1994 Employee Stock Purchase Plan.

10.6[1]	Form of InSite Vision Incorporated Stock Purchase Agreement.

10.7[1]	Form of InSite Vision Incorporated Employee Stock Purchase Plan Enrollment/Change Form.

10.8[2]	Form of Indemnity Agreement Between the Registrant and its directors and officers.

10.9[2]	Form of Employee’s Proprietary Information and Inventions Agreement.

10.103H	License Agreement dated as of October 9, 1991 by and between the Company and CIBA Vision Corporation, as amended October 9, 1991.

10.113H	Letter Agreement dated February 27, 1992 by and among the Company, Columbia Laboratories, Inc. and Joseph R. Robinson, as amended October 23, 1992.

10.12[7]	Facilities Lease, dated September 1, 1996, between the Registrant and Alameda Real Estate Investments.

10.13[4]	Common Stock Purchase Agreement dated January 19, 1996 between the Registrant and the Investors listed on Schedule 1 thereto.

Number	Exhibit Table

10.145H	ISV-205 License Agreement dated May 28, 1996 by and between the Company and CIBA Vision Ophthalmics.

10.155H	To PreSite License Agreement dated May 28, 1996 by and between the Company and CIBA Vision Ophthalmics.

10.165H	Timolol Development Agreement dated July 18, 1996 by and between the Company and Bausch & Lomb Pharmaceuticals, Inc.

10.175H	Stock Purchase Agreement dated July 18, 1996 by and between the Company and Bausch & Lomb Pharmaceuticals, Inc.

10.189H	License Agreement, dated July 1, 1997, by and between the University of Connecticut Health Center and the Company.

10.199H	License Agreement, dated August 19, 1997, by and between the University of Rochester and the Company.

10.20[11]	Form of Stock and Warrant Purchase Agreement, dated May 1, 2000 by and among the Company and the purchasers thereto.

10.21[12]	Placement Agent Agreement with Ladenburg Thalmann & Co., Inc. dated January 9, 2001.

10.22[13]	Amendment No. 1 to Marina Village Office Tech Lease, dated July 20, 2001 and effective January 1, 2002.

10.2314H	License Agreement, dated December 21, 2001 by and between the Company and The University of Connecticut Health Center.

10.24[16]	Form of Senior Secured Notes in the aggregate principal amount of $100,000, each dated May 28, 2003, issued by the Company to the holders listed on the signature pages to the Equipment Lien Agreement included as Exhibit 10.25 hereto.

10.25[16]	Form of Equipment Lien Agreement, dated as of May 28, 2003, between the Company and the holders listed on the signature pages thereto.

10.26[16]	Form of Promissory Notes in the aggregate principal amount of $188,500, dated between June 13, 2003 and June 30, 2003, issued by the Company to certain members of the Company’s Board of Directors, senior management, and stockholders.

10.27[16]	Form of Waiver and Amendment to Promissory Notes to Promissory Notes by and between the Company and the holders of the promissory Notes included as Exhibit 10.26 hereto.

10.28[16]	Form of Senior Secured Note in the principal amount of $400,000, dated July 15, 2003, issued by the Company to S. Kumar Chandrasekaran, Ph.D.

10.29[16]	Form of Senior Secured Note in the principal amount of $50,000, dated July 30, 2003, issued by the Company to MHU Ventures, Inc.

10.30[16]	Form of Security Agreement, dated as of July 15, 2003, between the Company and the holders listed on the signature pages thereto.

10.31[16]	Form of Amendment to July 15, 2003 Security Agreement, dated as of July 30, 2003, by and among the Company and the parties listed on the signature page thereto.

10.3219H	ISV-403 Asset Purchase Agreement, dated December 19, 2003, between the Company and Bausch & Lomb, Inc.

16.1[18]	Letter of Ernst & Young, LLP regarding change in certifying account, dated October 28, 2003.

23.1	Consent of Burr, Pilger & Mayer LLP, Independent Auditors.

23.2	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Number	Exhibit Table

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Incorporated by reference to an exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

[2]	Incorporated by reference to an exhibit in the Company’s Registration Statement on Form S-1 (Registration No. 33-68024) as filed with the Securities and Exchange Commission on August 27, 1993.

[3]	Incorporated by reference to an exhibit in Amendment No. 1 the Company’s Registration Statement on Form S-1 (Registration No. 33-68024) as filed with the Securities and Exchange Commission on September 16, 1993.

[4]	Incorporated by reference to an exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

[5]	Incorporated by reference to an exhibit in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

[6]	Incorporated by reference to an exhibit in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

[7]	Incorporated by reference to an exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

[8]	Incorporated by reference to exhibits in the Company’s Registration Statement on Form S-8 (Registration No. 333-60057) as filed with the Securities and Exchange Commission on July 28, 1998.

[9]	Incorporated by reference to exhibits in the Company’s Registration Statement on Form S-3 (Registration No. 333-36673) as filed with the Securities and Exchange Commission on September 29, 1997.

[10]	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-8 (Registration No. 333-43504) as filed with the Securities and Exchange Commission on August 11, 2000.

[11]	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 333-38266) as filed with the Securities and Exchange Commission on June 1, 2000.

[12]	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 333-54912) as filed with the Securities and Exchange Commission on February 2, 2001.

[13]	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

[14]	Incorporated by reference to an exhibit to the Company’s Annual Report of Form 10-K for the year ended December 31, 2001.

[15]	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

[16]	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2003.

[17]	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2003.

[18]	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2003.

[19]	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2004.

H	Confidential treatment has been granted with respect to certain portions of this agreement.

HH	Management contract or compensatory plan.