Form 10-K/A
period 2003-12-31
INSITE VISION INC
filed 2004-04-29
CIK 802724

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

The aggregate market value of registrant’s Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of June 30, 2003: was approximately $12,742,170 (based upon the closing sale price of the Common Stock on the last business day of the registrant’s most recently completed second fiscal quarter). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the Common Stock have been excluded from such calculation as such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares of Common Stock, $0.01 par value, outstanding as of March 26, 2004: 33,138,778.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Part III of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, originally filed on March 30, 2004 (the “Original Filing”) in its entirety, to include the information required by Items 10, 11, 12 and 13 to Part III because the Company’s proxy statement will not be filed within 120 days of the end of the Company’s fiscal year ended December 31, 2003. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications as Exhibits 31.1, 31.2, and 32.1.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the registrant has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Set forth below is information regarding the members of our board of directors, including information furnished by them as to their principal occupation at present and for at least last five years, certain other directorships held by them, the year in which each became a director of the Company, and their ages as of April 2, 2004:

Director	Position(s) with the Company	Age	Director Since
S. Kumar Chandrasekaran, Ph.D.	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer	61	1989
Mitchell H. Friedlaender, M.D.	Director	58	1996
John L. Mattana	Director	74	1997
Jon S. Saxe, Esq.	Director	67	2000
Anders P. Wiklund	Director	64	1996

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

John L. Mattana has been a Director of the Company since September 1997. From 1992 to 1997, Mr. Mattana served as an Investment Vice President at New York Life Insurance Company, where he was a Director of Venture Capital Investments. From October 1997 through February 2004 he served as a Vice President at Ceptor Corporation. Mr. Mattana holds an M.B.A. from New York University.

Jon S. Saxe, Esq. has been a Director of the Company since December 1999. Mr. Saxe was a Director of the Company from 1992 through 1997, when he resigned as a member of the Board of Directors and became Director Emeritus until December 1999. Mr. Saxe is a Director of Protein Design Labs, Inc., a biotechnology company for which he served as President from January 1995 to May 1999. Mr. Saxe served as President of Saxe Associates, a biotechnology consulting firm, from May 1993 to December 1994, President, Chief Executive Officer and a Director of Synergen, Inc., from October 1989 to April 1993, and Vice President, Licensing & Corporate Development for Hoffmann-LaRoche from August 1984 through September 1989. Mr. Saxe serves on the board of directors of Questocor Pharmaceuticals, Inc., Incyte Inc., First Horizon Pharmaceutical Corporation, Protein Design Labs, Inc., SciClone Pharmaceuticals, Inc., and ID Biomedical Corporation. Mr. Saxe also serves on the board of directors of several private companies. Mr. Saxe holds a B.S. in Chemical Engineering from Carnegie-Mellon University, a J.D. from George Washington University School of Law, and an L.L.M. from New York University School of Law.

Anders P. Wiklund has been a Director of the Company since November 1996. Since January 1997 he has served as Principal at Wiklund International Inc., an advisory firm to the biotechnology and pharmaceutical industries, and from 1997 through 2001 served as Senior Vice President at Biacore Holding Inc., a life science technology company. He served as Vice President, Corporate Business Development of Pharmacia & Upjohn from January 1996 to December 1996, as Executive Vice President of Pharmacia U.S. Inc. from 1994 to 1996 and as President and Director of Pharmacia Development Corp. from 1993 to 1994. Mr. Wiklund served as Chief Executive Officer, President and Director of KABI Pharmacia Inc. from 1990 to 1993. Mr. Wiklund serves on the board of directors of Medivir AB. Mr. Wiklund also serves on the board of directors of three private companies. Mr. Wiklund holds a Master of Pharmacy from the Pharmaceutical Institute, Stockholm, Sweden.

The information required by this item with respect to the identification of Executive Officers is contained in Item 1 of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 30, 2004 under the heading “Executive Officers and Other Senior Management of the Registrant.”

Audit Committee

During the 2003 fiscal year, the Audit Committee was initially composed of four non-employee directors: Mitchell H. Friedlaender, John L. Mattana, Jon S. Saxe and Anders P. Wiklund. In March 2003, due to Dr. Friedlaender’s other commitments outside the Company and his other responsibilities on the board and various committees of the board, it was determined that Dr. Friedlaender would no longer serve on the audit committee and the committee would be comprised of Messrs. Mattana, Saxe and Wiklund for the remainder of the 2003 fiscal year. There were no disagreements between Dr. Friedlaender, the Audit Committee, or the Board of Directors.

The Audit Committee appoints the Company’s independent accountants; approves all audit and non-audit services to be provided to the Company by the independent accountants; oversees the independence of the independent accountants; evaluates the independent accountants’ performance; receives and considers the independent accountants’ comments as to accounting and financial controls; monitors the effectiveness of the internal and external audit controls, oversees the Company’s financial and accounting organization and financial reporting, discusses with management and the independent auditors the results of the annual audit and the Company’s annual financial statements; and discusses with management and the independent auditors, as applicable, the results of the independent auditors’ interim review of the Company’s quarterly financial statements, as well as the Company’s earnings press releases. The Audit Committee met six times in 2003. The Board of Directors adopted and approved a revised written charter for the Audit Committee in April 2004, a copy of which is available on the Company’s website located at www.InSiteVision.com under “Investor Relations.”

Among other things, under the revised charter of the Audit Committee, the Audit Committee is responsible for reviewing and approving all related party transactions, approving and monitoring the Company’s code of ethics for senior finance personnel and code of conduct for all employees and directors (including approving any waivers of such codes for directors, executive officers and senior financial personnel), and establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls, or auditing matters, and the confidential, anonymous submission by Company employees of concerns regarding questionable accounting, auditing or legal matters.

The Board of Directors has determined that each of the members of the Audit Committee is “independent” as that term is defined in Section 121(A) of the American Stock Exchange’s listing standards and also meets the additional criteria for independence of Audit Committee members set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended. In addition, the Board of Directors has determined that each member of its Audit committee meets the requirement under the rules of American Stock Exchange that at least one member of the audit committee be “financially sophisticated.” Although the Board of Directors does not believe any member of the Audit Committee currently qualifies as an “audit committee financial expert” as defined by the Securities and Exchange Commission, the Company believes that the experience and financial acumen of the members of its Audit Committee is sufficient given the Company’s current needs and financial position. The Board of Directors will continue to assess the qualifications of the members of its Audit Committee, including the need to appoint a financial expert, in light of the Company’s financial complexity, position and requirements in order to serve the best interests of the Company and its stockholders.

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

Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the fiscal year ended December 31, 2003, its officers, directors and holders of more than 10% of the Common Stock complied with all Section 16(a) filing requirements.

Codes of Conduct and Ethics

The Company has adopted a Code of Business Conduct applicable to all employees and directors as well as a Code of Ethics for its Financial Executives. Copies of these codes can be found on the Company’s website located at www.InSiteVision.com under “Investor Relations.” The Company will disclose any waivers or material amendments under its Code of Conduct or Code of Ethics granted to its directors or executive officers in a current report on Form 8-K filed with the Securities and Exchange Commission within 5 days of any such waiver or material amendment.

Item 11.    Executive Compensation

Summary of Cash and Certain Other Compensation

The following table sets forth the compensation earned by the Company’s Chief Executive Officer, and each of the Company’s other executive officers whose salary and bonus for fiscal year 2003 was in excess of $100,000, for services rendered in all capacities to the Company for the 2003, 2002 and 2001 fiscal years (the “Named Executive Officers”). No executive officer who would have otherwise been included in such table on the basis of salary and bonus earned for the 2003 fiscal year resigned or terminated employment during that fiscal year.

SUMMARY COMPENSATION TABLE

	Year	Annual Compensation			Long-Term Compensation Awards	All Other Compensation ($)(5)
Name and Principal Position(1)		Salary ($)(2)	Bonus ($)(3)	Other Annual Compensation($)(4)	Securities Underlying Options (#)
S. Kumar Chandrasekaran, Ph.D. Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer	2003 2002 2001	104,085 350,000 350,000	— — 70,000	730 2,772 1,806	295,000 65,000 50,000	— 127,318 —

Lyle M. Bowman, Ph. D. Vice President, Development and Operations	2003 2002 2001	103,443 200,700 192,000	— — 5,000	491 944 908	65,000 15,000 15,000	— 35,789 —

David Heniges Vice President and General Manager, Commercial Opportunities	2003 2002	69,329 88,068	— —	730 753	40,000 75,000	— 10,000

(1)	Principal Position determined as of December 31, 2003.

(2)	During 2003, in agreement with the Company the executive officers reduced their salaries by the following amounts: Dr. Chandrasekaran $245,915, Dr. Bowman $97,257 and Mr. Heniges $145,671.

(3)	The amounts shown under the Bonus column include cash bonuses earned for the indicated fiscal years.

(4)	Represents amounts for excess life insurance coverage.

(5)	Amounts for 2002 for Dr. Chandrasekaran and Dr. Bowman represent payout of unused vacation. In 2002 Mr. Heniges received consulting fees for activities he conducted before he was employed in July 2002.

Option Grants in Last Fiscal Year

The following table sets forth information concerning the stock options granted during the 2003 fiscal year to the executive officers named in the Summary Compensation Table. Except for the limited right described in footnote (1), no stock appreciation rights were granted to those individuals during such fiscal year.

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)(1)	% of Total Options Granted to Employees in Fiscal Year (2)	Exercise or Base Price ($/Share)(3)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5% (4)	10% (4)
S. Kumar Chandrasekaran, Ph.D.	(1a) 75,000	8.1%	$0.85	2/14/13	$40,092	$101,601
	(1b) 100,000	10.8%	$0.63	9/23/13	$39,620	$100,406
	(1d) 120,000	13.0%	$0.41	12/12/13	$30,942	$78,412
Lyle M. Bowman	(1a) 25,000	2.7%	$0.85	2/14/13	$13,364	$33,867
	(1b) 15,000	1.6%	$0.63	9/23/13	$5,943	$15,061
	(1b) 25,000	2.7%	$0.41	12/12/13	$6,446	$16,336
David Heniges	(1a) 25,000	2.7%	$0.85	2/14/13	$13,364	$33,867
	(1b) 5,000	0.5%	$0.63	9/23/13	$1,981	$5,020
	(1c) 10,000	1.1%	$0.41	12/12/13	$2,578	$6,534

(1)	Each option has a maximum term of 10 years, subject to earlier termination in the event of the optionee’s cessation of service with the Company. The option granted will become exercisable:

(a) immediately upon grant; or

(b) on a daily basis over the next year of service; or

(c) for twenty five percent (25%) of the option shares upon the completion of one (1) year of service measured from the grant date and will become exercisable for the balance of the option shares on a daily basis over the next three years of service thereafter (the “Normal Vesting Schedule”); or

(d) the Normal Vesting Schedule; provided, however, the exercise period for such option shall accelerate upon the occurrence of certain milestones while Dr. Chandrasekaran is providing service to the Company as follows: (A) 20% of the option shares shall become exercisable upon the closing of the Asset Sale with B&L (the “B&L Milestone”), (B) 40% of the option shares shall become exercisable upon the closing of a partnering transaction relating to ISV-401 that yields immediate gross proceeds to the Company of at least $3,000,000 at the closing of such transaction (the “ISV-401 Milestone”), and (C) with respect to any accelerated exercise period pursuant to the B&L Milestone or the ISV-401 Milestone, the option shares whose exercisability is accelerated pursuant to those milestones shall be the option shares that are at that time last to vest under the Normal Vesting Schedule at the time such milestone is met, such that the length of the Normal Vesting Schedule will be shortened to the extent either (or both) the B&L Milestone or the ISV-401 Milestone is met.

However, each option will become immediately exercisable for all the option shares upon an acquisition of the Company by merger or asset sale, unless the option is assumed by the successor entity. The option, to the extent so assumed, will subsequently vest in full should the optionee’s employment be terminated (whether involuntarily or through a resignation following a material change in the optionee’s duties and responsibilities, level of compensation or principal place of employment) within twelve (12) months following the acquisition in which that option does not otherwise vest on an accelerated basis. The option includes a limited stock appreciation right which will result in the cancellation of that option, to the extent exercisable for vested shares, upon the successful completion of a hostile tender offer for securities possessing more than 50% of the combined voting power of the Company’s outstanding voting securities. In return for the cancelled option, the optionee will receive a cash distribution per cancelled option share equal to the excess of (i) the highest price paid per share of the Company’s Common Stock in such hostile tender offer over (ii) the exercise price payable per share under the cancelled option. The exercise price may be paid in cash or in shares of Common Stock (valued at fair market value on the exercise date) or through a cashless exercise procedure involving a same-day sale of the purchased shares. For additional information on option acceleration provisions, please see “Employment Contracts, Termination of Employment Arrangements and Change in Control Arrangements” below.

(2)	Represents the individual’s percentage (%) of the total options granted to all employees in the 2003 Fiscal Year as determined by combining all the options granted in the 2003 Fiscal Year to the particular individual.

(3)	The exercise price may be paid in cash, in shares of the Company’s common stock valued at the fair market value on the exercise date or through a cashless exercise procedure involving the same-day sale of the purchased shares.

(4)	There is no assurance provided to any executive officer or any other holder of the Company’s securities that the actual stock price appreciation over the 10-year option term will be at the five percent (5%) or ten percent (10%) assumed annual rates of compounded stock price appreciation or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

Aggregate Option Exercises and Fiscal Year-End Holdings

The following table sets forth information concerning the exercise of options during the 2003 fiscal year by the Company’s Chief Executive Officer and each of the Company’s other Named Executive Officers and the unexercised options held by such individuals at the end of such fiscal year. Except for the limited rights described in footnote (1) to the Summary Option Grant Table above, no stock appreciation rights were exercised by such individuals during the 2003 fiscal year, and no outstanding stock appreciation rights outstanding at the end of such fiscal year.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

	Number of Shares Acquired On Exercise (#)	Aggregate Value Realized (1)	Number of Securities Underlying Unexercised Options at December 31, 2003 (#)		Value of Unexercised In-the-Money Options at December 31, 2003 (2)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
S. Kumar Chandrasekaran, Ph.D.	None	$0	903,529	231,471	$3,840	$15,360
Lyle M. Bowman	None	$0	144,658	50,342	$208	$3,792
David Heniges	None	$0	53,216	61,784	$83	$1,517

(1)	Based on the market value of the shares on the date of exercise less the exercise price paid for those shares.
(2)	Calculated on the basis of the closing sale price per share of the Common Stock on the American Stock Exchange of $0.57 on December 31, 2003 less the exercise price.

Compensation of Directors

During the 2003 fiscal year, each non-employee Board member was entitled to receive:

•	$2,000 for each Board meeting attended in person or by telephone, up to a maximum of $8,000 per year;

•	an additional $2,500 for attending in person the annual strategic planning meeting between the Board of Directors and management;

•	an additional $500 for each Audit Committee Meeting attended in person or by telephone, up to a maximum of $3,500 per year;

•	an additional $500 for each Compensation Committee Meeting attended in person or by telephone, up to a maximum of $2,000 per year;

•	an additional $12,000 per year for serving on each of the Financing Committee, the Mergers and Acquisitions Committee, or the New Ophthalmic Opportunities Committee; and

•	reimbursement of reasonable expenses for attending any Board or committee meetings.

In light of the financial position of the Company, the Board of Directors unanimously determined to defer the payment of the cash compensation owed to the directors for their services to the Board during the 2003 fiscal year until the Final Closing of the March 26, 2004 Private Placement.

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

Continuing non-employee Board members will each receive an automatic option grant for an additional 10,000 shares of Common Stock on the date of the first Board meeting held in December each year. In the event there is no December Board meeting in any year, then the annual option grant for that year will be made on December 15th or if December 15th is not a day on which the New York Stock Exchange is open for business such grant will be made on the immediately succeeding trading day. The option will have an exercise price per share equal to the fair market value per share of Common Stock on the grant date and will have a maximum term of 10 years measured from the grant date, subject to earlier termination following the optionee’s cessation of Board service. The option will become exercisable for all the option shares upon the optionee’s completion of one year of Board service measured from the grant date. However, the option will immediately vest and become exercisable upon certain changes in control of the Company.

Accordingly, on December 12, 2003, the date of the Company’s first December Board meeting in 2003, each of the following non-employee Board members received an automatic option grant to purchase 10,000 shares of Common Stock at an exercise price of $0.41 per share, the fair market value per share of Common Stock on such grant date: Messrs. Friedlaender, Mattana, Saxe and Wiklund. In addition, on December 12, 2003, each of these non-employee Board members received an additional option grant in recognition of their service to the Company on the Board of Directors to purchase 20,000 shares of Common Stock at an exercise price of $0.41 per share, the fair market value per share of Common Stock on such grant date.

Compensation Committee Interlocks and Insider Participation

During the 2003 fiscal year, the Compensation Committee consisted of John L. Mattana and Anders P. Wiklund. No member of the Compensation Committee was at any time during the 2003 fiscal year, or at any other time, an officer or employee of the Company.

During the 2003 fiscal year, no executive officer of the Company served as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

Other Information

There are no family relationships among any of our directors or executive officers.

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

The following table sets forth certain information known to the Company regarding beneficial ownership of the Company’s Common Stock, as of April 2, 2004, unless otherwise noted by (i) each person who is known by the Company to beneficially own more than five percent of the Company’s Common Stock, (ii) the Chief Executive Officer and each of the other executive officers of the Company named in the Summary Compensation Table, (iii) each director and nominee for director at our 2004 Annual Meeting, and (iv) all current executive officers and directors as a group. Unless otherwise indicated, the principal address of each of the stockholders below is: c/o InSite Vision Incorporated, 965 Atlantic Avenue, Alameda, California 94501. Except as otherwise indicated, the Company believes that each of the beneficial owners of the Common Stock listed below has sole voting and investment power with respect to such shares, subject to community property laws, where applicable. Information for Eli Jacobsen and Pfizer Inc. is based upon the most recent 13G or 13G/A filed by such stockholder with the Securities and Exchange Commission.

The percentage of beneficial ownership is calculated based on the 33,138,778 shares of Common Stock that were outstanding on April 2, 2004. This percentage also includes Common Stock of which such individual or entity had the right to acquire beneficial ownership of as of April 2, 2004 or within 60 days after April 2, 2004, including but not limited to upon the exercise of options; however, such Common Stock shall not be deemed outstanding for the purpose of computing the percentage owned by any other individual or entity.

	Beneficially Owned
Name of Beneficial Owner	Number of Shares		Percent of Class
Pfizer Inc. 235 East 42nd Street New York, NY 10017	2,665,614	(1)	8.04%
Eli Jacobson 125 Broad Street, 32nd Floor New York, NY 10004	2,207,966	(2)	6.66%
S. Kumar Chandrasekaran, Ph.D.	1,282,398	(3)	3.76%
Lyle M. Bowman, Ph.D.	229,408	(4)	*
David F. Heniges.	67,339	(5)	*
Mitchell H. Friedlaender, M.D.	104,398	(6)	*
John L. Mattana	129,398	(7)	*
Jon S. Saxe	101,645	(8)	*
Anders P. Wiklund	104,398	(9)	*
All current executive officers and directors as a group (7 persons)	2,018,984	(10)	5.83%

*	Less than one percent of the outstanding Common Stock.

(1)	Pursuant to a Form 3 dated and filed with the Securities and Exchange Commission on June 19, 2003, Pfizer Inc. reported that as of April 16, 2003 it had sole voting power and sole dispositive power of all 2,665,614 shares. No filing has been made subsequent to that date, so the Company assumes that the holdings of Pfizer Inc. remain the same as stated in the June 19, 2003 Form 3.

(2)	Pursuant to a Schedule 13G dated and filed with the Securities and Exchange Commission on February 13, 2004, Eli Jacobson reported that as of February 13, 2004 he had sole voting power and sole dispositive power of 2,106,557 shares. The amount noted above also includes 67,606 shares, and 33,803 shares issuable upon the exercise of warrants, purchased in the March 26, 2004 private placement.

(3)	Includes 957,373 shares issuable upon the exercise of stock options exercisable on April 2, 2004 or within 60 days thereafter.

(4)	Includes 164,520 shares issuable upon the exercise of stock options exercisable on April 2, 2003 or within 60 days thereafter.

(5)	Comprised of 67,339 shares issuable upon the exercise of stock options exercisable on April 2, 2003 or within 60 days thereafter.

(6)	Includes 84,398 shares issuable upon the exercise of stock options exercisable on April 2, 2004 or within 60 days thereafter.

(7)	Includes 79,398 shares issuable upon the exercise of stock options exercisable on April 2, 2004 or within 60 days thereafter.

(8)	Includes 79,645 shares issuable upon the exercise of stock options exercisable on April 2, 2004 or within 60 days thereafter.

(9)	Includes 84,398 shares issuable upon the exercise of stock options exercisable on April 2, 2004 or within 60 days thereafter.

(10)	Includes 1,517,071 shares issuable upon the exercise of stock options exercisable on April 2, 2004 or within 60 days thereafter.

EQUITY COMPENSATION PLAN INFORMATION

The Company currently maintains the following compensation plans under which the Company’s equity securities are authorized for issuance:

•	InSite Vision Incorporated 1994 Stock Option Plan (the “Option Plan”)

•	InSite Vision Incorporated 1994 Employee Stock Purchase Plan (the “ESPP”)

Each of these plans has been approved by the Company’s stockholders. The following table sets forth the number of shares of the Company’s Common Stock subject to outstanding options, warrants, and rights, the weighted-average exercise price of outstanding options, warrants, and rights, and the number of shares remaining available for future award grants under these plans as of December 31, 2003.

	A	B	C
Plan Category	Number of Shares of the Company’s Common Stock to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of the Company’s Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders	3,051,329	$1.85	1,148,329(1)
Equity Compensation Plans Not Approved by Stockholders	0	0	0
Total	3,051,329	$1.85	1,148,329

(1)	Of the total number of shares available, 923,322 were available for additional stock option grants under the Option Plan and 225,007 were available for purchases under our ESPP. In addition, the number of shares of the Company’s Common Stock available for issuance under the Option Plan will automatically increase on the first day of January each year during the term of the Option Plan (which is currently scheduled to expire in 2008) by an amount equal to two percent (2%) of the total number of shares of the Company’s Common Stock issued and outstanding on the last day of December in the immediately preceding year. In addition, the number of shares of the Company’s Common Stock available for issuance under the ESPP will automatically increase on the first trading day in January each year during the term of the ESPP (which is currently scheduled to expire in 2008) by an amount equal to one-half percent (0.5%) of the total number of shares of the Company’s Common Stock issued and outstanding as of the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 125,000 shares.

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

During 2003, S. Kumar Chandrasekaran, Ph.D., the Company’s Chief Executive Officer, President, Chief Financial Officer and the chairman of the Company’s Board of Directors loaned the Company an aggregate of $543,000 which loans are evidenced by certain promissory notes and security agreements issued by the Company to Dr. Chandrasekaran, as described in greater detail below. On May 28, 2003, Dr. Chandrasekaran loaned the Company $40,000 pursuant to a secured promissory note. This loan bears interest at the rate of 2% per annum, was due January 15, 2004 was repaid in full and was secured by a lien on certain equipment of the Company. On

June 13, 2003, Dr. Chandrasekaran loaned the Company an additional $50,000 pursuant to an unsecured promissory note. This loan bears interest at the rate of 2% per annum. On July 14, 2003 Dr. Chandrasekaran loaned the Company an additional $400,000 pursuant to a secured promissory note. This loan bears interest at the rate of 5.5% per annum, and is secured by a lien on substantially all of the assets of the Company, including the Company’s intellectual property, other than equipment secured pursuant to the May 28, 2003 promissory note and certain other equipment secured by the lessor of such equipment. On August 29, 2003, Dr. Chandrasekaran loaned the Company an additional $20,000 pursuant to an unsecured promissory note. This loan bears interest at the rate of 2% per annum. On September 3, 2003, Dr. Chandrasekaran loaned the Company an additional $18,000 pursuant to an unsecured promissory note. This loan bears interest at the rate of 2% per annum. On September 15, 2003, Dr. Chandrasekaran loaned the Company an additional $15,000 pursuant to an unsecured promissory note. This loan bears interest at the rate of 2% per annum. All of the outstanding loans are due on the earlier to occur of March 31, 2007 and the date that is 10 business days subsequent to the successful completion of a pivotal Phase III clinical trial with ISV 401.

In May 2003, the Company issued $80,000 (including $40,000 to Dr. Chandrasekaran and $10,000 to Dr. Friedlaender) of Senior Secured Notes to members of the Board of Directors and Named Executive Officers for cash, which bear a two percent (2%) annual interest rate, were due January 15, 2004 and were secured by a lien on certain pieces of laboratory and other equipment. In January 2004, these notes and the related accrued interest were repaid by the Company.

In addition to the notes issued to Dr. Chandrasekaran referenced above, from June 2003 through November 2003, the Company issued a series of unsecured short term notes payable with a total principal amount of $113,500 in respect of loans made to the Company by other members of the Board of Directors and Named Executive Officers, including $55,000 to Dr. Friedlaender. As of March 31, 2004, an aggregate principal amount of $103,500 plus accrued interest remains outstanding under such notes. These notes bear an interest rate of 2% and are due on the earlier to occur of March 31, 2007 and the date that is 10 business days subsequent to successful completion of a pivotal Phase III clinical trial with ISV 401.

In May 2000, the Company issued loans to Dr. Chandrasekaran related to his exercise of 126,667 options to acquire common stock. In May 2001, the terms on the loans were extended from 4 years to 5 years. In 2003 and 2002, Dr. Chandrasekaran made principal and interest payments of $38,500 and $83,000, respectively. The loans are full recourse and bear interest at 7% per annum. Interest payments are due semi-annually and principal payments are due annually. While the 126,667 shares of common stock issued secure the loans, the Company is not limited to these shares to satisfy the loan.

Each of the transactions set forth above were approved by the Board of Directors and the Company believes that each such transaction was made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. Pursuant to recently adopted American Stock Exchange regulations, the Company’s corporate governance policies and its revised Audit Committee charter, all future related-party transactions will be reviewed and approved by the Audit Committee.

Item 14.    Principal Accountant Fees and Services

Fees billed to the Company by Ernst & Young LLP and Burr, Pilger & Mayer LLP during fiscal year 2003 and 2002

Audit Fees

Audit fees billed to the Company by Ernst & Young LLP and Burr, Pilger & Mayer LLP for review of the Company’s annual financial statements and those financial statements included in the Company’s quarterly reports on Form 10-Q for the fiscal year ended December 31, 2003 totaled $63,897 and $65,000, respectively. Audit fees billed to the Company by Ernst & Young LLP for review of the Company’s annual financial statements and those financial statements included in the Company’s quarterly reports on Form 10-Q for the fiscal year ended December 31, 2002 totaled $149,746.

Audit-Related Fees

Ernst & Young LLP did not bill the Company any amounts during the 2003 or 2002 fiscal year for audit-related services.

Tax Fees

Ernst & Young LLP did not bill the Company any amounts during the 2003 or 2002 fiscal year for tax compliance, tax advice and tax planning.

All Other Fees

Ernst & Young LLP did not bill the Company any amounts during the 2003 or 2002 fiscal year for any other products or services rendered to the Company by Ernst & Young LLP.

All of the audit fees, audit-related fees and tax fees, and all other fees, were approved by the Audit Committee of the Company’s Board of Directors. The Audit Committee has delegated to Mr. Jon Saxe the ability to approve audit-related fees and services on behalf of the Audit Committee in accordance with Rule 10A-3 under the Securities Exchange Act of 1934.

The Audit Committee considered whether the provision of audit-related services, tax services and other non-audit services is compatible with the principal accountants’ independence.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(3) Exhibits

See Exhibit Index on page 14 of this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    April 29, 2004

INSITE VISION INCORPORATED
By:	/s/ S. KUMAR CHANDRASEKARAN, Ph.D.
S. Kumar Chandrasekaran, Ph.D. Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit Table

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.