Form 10-K/A
period 2003-12-31
INSITE VISION INC
filed 2004-05-07
CIK 802724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends and restates in its entirety the Annual Report of InSite Vision Incorporated on Form 10-K for the fiscal year ended December 31, 2003, originally filed on March 30, 2004 (the “Original Filing”), including Amendment No. 1 on Form 10-K/A originally filed on April 29, 2004 (the “Prior Amendment”). This Amendment is being filed to revise language contained in the Original Filing under the following Items:

•	Item 1: Business in order to identify the accredited investor to whom we sold shares in a private placement in December 2003; to add additional disclosure regarding our ISV-401 product candidate, our collaborative, licensing and service agreements, and our patent portfolio; and to reorder and make clarifying changes to certain of the risk factors;

•	Item 3: Legal Proceedings in order to identify the party who filed a claim against us in October 2003;

•	Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities in order to provide additional disclosure regarding the parties to whom we have recently issued unregistered securities;

•	Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to clarify the disclosure regarding our critical accounting policies and use of estimates, our results of operations, and our liquidity and capital resources;

•	Item 8: Financial Statements and Supplementary Data in order to clarify line item descriptions in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, and to clarify and add disclosure to Notes 1, 2 and 10 to our Consolidated Financial Statements.

In addition, Item 10 of the Prior Amendment has been revised in this Amendment to correct a typographical error in the biography of director Jon S. Saxe. In connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications as Exhibits 31.1, 31.2, and 32.1 and, due to the changes in the Notes to the Consolidated Financial Statements, the Company is including with this Amendment a new consent of Burr, Pilger & Mayer LLP as Exhibit 23.1. As no changes have been made in this Amendment to the Company’s Consolidated Financial Statements or the Notes thereto for the two fiscal years ended December 31, 2002, the consent of Ernst & Young LLP contained in Exhibit 23.2 is incorporated by reference to the consent filed as an exhibit to the Original Filing.

Except as described above, no other changes have been made to the Original Filing or the Prior Amendment, however for the convenience of the reader the Company has restated the entire Original Filing and Prior Amendment, as amended pursuant to the description above, in this Amendment. This Amendment continues to speak as of the date of the Original Filing, and the registrant has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

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

Ophthalmic Pharmaceutical Market

According to “Vision Problems in the U.S.” by Prevent Blindness America, the number of Americans with age-related eye disease and the vision impairment that results is expected to double within the next 30 years.

The U.S. Census Bureau projects that the U.S. population over age 65 will increase from 35 million in 1999 to approximately 70 million by the year 2030. We believe that this aging of the U.S. population and similar trends in other developed countries will contribute to increased demand for new ophthalmic products.

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

According to the Glaucoma Research Foundation, glaucoma is the leading cause of preventable blindness, affecting over three million people in the U.S., and 65 million people worldwide. The prevalence of the disease in first-degree relatives of affected patients has been documented to be as high as four to nine times that of those without glaucoma in their family. Glaucoma also may occur as a complication of conditions such as diabetes, or as a result of extended steroid use.

The worldwide ophthalmic antibiotic market was anticipated to reach approximately $956 million in 2002, according to a study by Frost and Sullivan. The market has been, and we believe will continue to be, impacted by the use of antibiotics in connection with laser-based vision correction procedures.

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

Also, approximately 18 million Americans are diabetic and many of them will develop diabetic retinopathy later in their life. According to the American Diabetes Association, diabetic retinopathy is responsible for 8 percent of the legal blindness in the U.S. and is the leading cause of new cases of blindness in adults 20 to 74 years of age. Laser therapy is effective only in a certain segment of the diabetic population, and has potential side effects such as loss of peripheral vision, retinal detachment, and loss of vision.

Recent Developments

On December 16, 2003, we sold 142,857 shares of our common stock in a private placement to Eli Jacobson, an accredited investor. We received $50,000 in proceeds from this private placement. On March 26, 2004, we received approximately $1.8 million, net of placement fees, from the initial closing of a private placement to 133 accredited investors that will yield aggregate gross proceeds of $16.5 million if the final closing occurs. At the initial closing we sold 3,880,000 shares of our common stock at a price of $0.50 per share and warrants to purchase 1,940,000 shares of our common stock at an exercise price of $0.75 per share. The final closing is contingent upon our receiving stockholder approval for the financing and for an amendment to our Certificate of Incorporation increasing the authorized shares of our common stock by an amount sufficient to enable us to issue the shares and warrants contemplated in the final closing and other standard closing conditions. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities—Recent Sales of Unregistered Securities” for a further description of these transactions.

On December 31, 2003, we entered into a settlement agreement with Xmark Funds, L.P. et al, or Xmark, related to a complaint filed against us by Xmark. As part of the settlement we paid Xmark $10,000 and issued warrants to purchase 250,000 shares of our Common Stock at an exercise price of $0.58 per share that expire on December 31, 2006. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities—Recent Sales of Unregistered Securities” for a further description of this transaction.

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

Products and Product Candidates

Product	Indications	Anticipated Benefits	Status(1)
Glaucoma Genetics

OcuGene — Glaucoma Genetic Test	Glaucoma severity (TIGR gene)	Determine disease severity among glaucoma patients	Marketed

PCG — Primary Congenital Glaucoma Test	Glaucoma detection in infants	Patient identification to allow early treatment before complications and irreversible vision loss	Pre-commercialization (2)

ISV-900	Glaucoma prognostic/ diagnostic	Identify new genetic markers to detect disease susceptibility and determine disease severity	Research

Glaucoma Product Candidates

ISV-205	Steroid-induced intraocular pressure elevation, glaucoma	Treat/prevent disease progression	Phase 2(b) completed

Other Topical Product Candidates and Product

ISV-401	Bacterial infection including ophthalmia neonatorum	Broad spectrum antibiotic with reduced dosing frequency	Phase 3 (3)

ISV-403	Bacterial infection	Fourth generation fluoroquinolone antibiotic with reduced dosing frequency	Phase 1 (4) Sold to Bausch & Lomb Incorporated

ISV-205	Inflammation and analgesia	Reduced dosing frequency	Preclinical

AquaSite	Dry eye	Reduced dosing frequency and extended duration of action	Marketed (OTC)

Retinal Device

ISV-014	Retinal drug delivery device for potential treatment of diabetic retinopathy and macular degeneration	Non-surgical delivery of drugs to the retina	Research

1)	All products except OcuGene, ISV-900, AquaSite and ISV-014 are expected to be prescription pharmaceuticals. As denoted in the table, “Preclinical” follows the research stage and indicates that a specific compound is being tested in preclinical studies in preparation for filing an investigational new drug application, or IND. For a description of preclinical trials, IND, Phase 1, Phase 2 and Phase 3 clinical trials and New Drug Application, or NDA, see “—Government Regulation.”
2)	A prognostic technology has been developed and plans for use in screening a limited population prior to being available for a broader market will be dependent upon available funding.
3)	Phase 2 testing is completed for ISV-401 and Phase 3 clinical trials are anticipated to begin in the second quarter of 2004.
4)	The Phase 1 testing is completed and the program was sold to Bausch & Lomb in December 2003. Further clinical development will be conducted by Bausch & Lomb.

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

Other Topical Product Candidates and Marketed Product

ISV-401.    We have developed a topical formulation of the antibiotic, azithromycin to treat bacterial conjunctivitis and other infections of the outer eye. Azithromycin has a broad spectrum of antibiotic activity and is widely used to treat respiratory and other infection in its oral and parenteral forms. The eye drop of 1% azithromycin (ISV-401) is formulated to deliver sufficient tissue concentrations over a 5-day dosing period using our proprietary DuraSite technology that enables superior bactericidal activity against most common ocular pathogens and pseudomonas. The key advantages of ISV-401 include a significantly reduced dosing regimen (6 doses vs. 36 doses for comparable products), the high and persistent levels of azithromycin achieved in the tissues of the eye and its wide spectrum of activity. Phase 1 and 2 studies have shown that ISV-401 is well tolerated and effective. The Phase 2 study statistically measured an ISV-401 formulation containing 1% azithromycin against a placebo. The results of this study showed that the ISV-401 formulation was statistically significantly more effective than placebo in bacterial eradication and clinical cure, which includes reduction in inflammation and redness. ISV-401 also has broad patent protection (see “Risk Factors—Our business depends upon our proprietary rights, and we may not be able to adequately protect, enforce or secure our intellectual property rights”).

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

Under the terms of the Purchase Agreement, we received a cash payment from Bausch & Lomb in the amount of $1,500,000 and reimbursement of certain ISV-403 product development expenses as well as budgeted expenses in furtherance of ISV-403 product development actually incurred between November 1, 2003 and the closing of the Asset Sale, as well as reimbursement for development support obligations for a period of time subsequent to closing. We will also receive a percentage of future ISV-403 net product sales, if any, in all licensed countries, ending upon the later of the expiration of the patent rights underlying ISV-403 in April 2021 or ten years from the date of the first ISV-403 product sale by Bausch & Lomb. Bausch & Lomb has assumed all future ISV-403 development and commercialization expenses and, following a transfer period, will be responsible for all development activities, with our assistance as appropriate. In addition, the August 2002 ISV-403 licensing agreement and the related Series A-1 Preferred Stock purchase agreement between Bausch & Lomb and us has been terminated and Bausch & Lomb has returned to us for cancellation all shares of our Series A-1 Preferred Stock we previously issued to Bausch & Lomb. Under the Purchase Agreement, we also have certain potential indemnification obligations to Bausch & Lomb in connection with the Asset Sale.

The License Agreement provides Bausch & Lomb a royalty free license under certain of our patents related to our DuraSite delivery system for use with ISV-403 and under other non-patent intellectual property used in ISV-403. The License Agreement provides for Bausch & Lomb to complete development of the SS734 fluoroquinolone products that combine certain compounds, we licensed from SSP, Co., Ltd., or SSP, with the DuraSite delivery system and to commercialize any such products. The patent license is exclusive (even as to us) in the particular field of developing, testing, manufacturing, obtaining regulatory approval of, marketing, selling and otherwise disposing of such products. The license of non-patent intellectual property granted to Bausch & Lomb is nonexclusive.

In connection with the Asset Sale, we also assigned to Bausch & Lomb a certain agreement between SSP and us under which we were licensed to commercialize SSP’s SS734 fluoroquinolone. Because that agreement also included a license from us to SSP under certain patents relating to DuraSite that we did not sell to Bausch & Lomb, the assignment of the agreement to Bausch & Lomb excluded the assignment of our obligations and rights as the licensor of such patents. Instead, we entered into a new royalty free license agreement with SSP reflecting our original rights and obligations as the licensor of the DuraSite patents to SSP.

Societa Industria Farmaceutica Italiana—S.P.A. (SIFI)    In December 2002, we entered into a exclusive distribution agreement with SIFI for OcuGene in Italy. The distribution agreement grants SIFI the right to manufacture, directly or indirectly, distribute, perform, market, sell and promote our OcuGene glaucoma genetic test in Italy. We are obligated to provide SIFI with access to technical information related to OcuGene and provide them access to any marketing materials we develop with respect to OcuGene to aid them in their sales and distribution efforts. Over the initial eight-year term of the agreement SIFI will pay us a fee for each test conducted. The agreement may be extended by SIFI for additional two year periods if certain sales targets are met during such periods, and may be terminated earlier due to a material breach of the agreement. To date, no fees have been earned or received by us under this agreement.

CIBA Vision Ophthalmics.    In October 1991, we entered into license agreements with CIBA Vision (the “CIBA Vision Agreements”), which granted CIBA Vision certain co-exclusive rights to manufacture, have manufactured, use and sell, in the U.S. and Canada: fluorometholone and tear replenishment products (AquaSite) utilizing the DuraSite technology, ISV-205 for non-glaucoma indications, and ToPreSite®, a product candidate for ocular inflammation/infection. (The development of the fluorometholone and ToPreSite product candidates are not being pursued by us or CIBA Vision and there is no obligation to do so). We receive royalty payments until the expiration of the last patent rights, July 2010. To date, we have received approximately $342,000 of royalties from the sales of AquaSite by CIBA Vision. The agreement terminates at the end of the royalty obligation period and may be terminated early due to a material breach of the agreement.

INSTITUTE NATIONAL DE LA SANTE ET DE LA RECHERCHE MEDICALE (INSERM).    In December 1999, we entered into a license agreement with INSERM granting us certain exclusive rights for the diagnostic, prognostic and therapeutic uses of a gene for chronic open angle glaucoma. We are obligated to use reasonable commercial efforts to proceed with the research, development and commercialization of a product that incorporates the licensed technology. Additionally, we are obligated to pay the cost of patent prosecution and maintenance. For the years ended 2003, 2002 and 2001 we incurred approximately $5,000, $12,000 and $22,000, respectively, in patent costs related to this agreement. We paid a licensing fee of $10,000 when we licensed the technology and will make royalty payments on future product sales, if any, until the later of the expiration of the last patent rights, or December 2015. To date, we have made no royalty payments under this agreement. The agreement terminates at the end of the royalty obligation period or it may be terminated early due to a material breach of the agreement, or by us, upon written notice to INSERM, or by INSERM if we have failed to commercialize a product incorporating the licensed technology within seven years. If we terminate the agreement, we are obligated to pay INSERM any earned royalties as of the effective date of the termination, no other fees are due under the early termination provisions.

University of Connecticut Health Center (UCHC).    In July 1997, we exercised our option granted pursuant to a research agreement with UCHC to obtain certain exclusive rights from UCHC for diagnostic uses of the newly discovered gene for PCG. We are obligated to use reasonable commercial efforts to proceed with the research, development and commercialization of a product that incorporates the licensed technology. Additionally, we are obligated to pay the cost of patent prosecution and maintenance. For the years ended 2003, 2002 and 2001 we incurred approximately $11,000, $33,000 and $31,000, respectively, in patent costs related to this agreement. Under the agreement, we paid a licensing fee of $10,000 and will make royalty payments on future product sales, if any, until the later of the expiration of the last patent rights, May 2019, or July 2011. Additionally, we owe annual minimum royalties of $15,000 from 2004 through 2011 until the first commercial sale. For first three years of commercial sales the annual minimum royalties increase to $25,000 per year and increases to $40,000 through the remaining life of the agreement. To date, we have made no royalty payments under this agreement. The agreement terminates at the end of the royalty obligation period or it may be terminated early due to a material breach of the agreement, or by us, upon written notice to UCHC, or by UCHC if we have failed to commercialize a product incorporating the licensed technology within six years. If we terminate the agreement, we are obligated to pay UCHC any earned royalties as of the effective date of the termination and if the product has not yet been commercialized a fee equal to six months of the applicable minimum royalty. No other fees are due under the early termination provisions.

UC Regents.    In March 1993, we entered into a license agreement with the UC Regents granting us certain exclusive rights for the development of ISV-205 and, in August 1994, the parties entered into another license agreement granting us certain exclusive rights for the use of a nucleic acid sequence that codes for a protein associated with glaucoma. . We are obligated to use reasonable commercial efforts to proceed with the research, development and commercialization of a product that incorporates the licensed technology. Additionally, we are obligated to pay the cost of patent prosecution and maintenance. For the years ended 2003, 2002 and 2001 we incurred approximately $95,000, $239,000 and $289,000, respectively, in patent costs related to this agreement. Under both agreements, we paid initial licensing fees, of $40,000, share sub-licensing fees we receive, if any, and will make royalty payments to the UC Regents on future product sales, if any, until the later of the expiration of the latest patent rights, October 2014, for the March 1993 agreement and January 2017, for the August 1994 agreement. To date we have made no royalty payments under the March 1993 agreement and approximately $2,000 of royalty payments under the August 1994 agreement. The agreements terminate at the end of the royalty obligation period or it may be terminated early due to a material breach of the agreement, or by us, upon written notice to UC Regents. If we terminate the agreement, we are obligated to pay UC Regents any earned royalties as of the effective date of the termination. No other fees are due under the early termination provisions.

Columbia Laboratories, Inc.    In February 1992, we entered into a royalty free cross-license agreement (the “Columbia Agreement”) with Columbia Laboratories, Inc., or Columbia, in which Columbia licensed to us certain exclusive rights to a polymer technology upon which DuraSite is based. This license permits us to make, use and sell products using such polymer technology for non-veterinary ophthalmic indications in the over-the-counter and prescription markets in North America and East Asia (the “Columbia Territory”), and in the prescription market in countries outside the Columbia Territory. In exchange, we granted Columbia a license with certain exclusive rights to sublicense and use certain DuraSite technology in the over-the-counter market outside the Columbia Territory. In addition, we also granted Columbia a license with certain exclusive rights to DuraSite technology in the veterinary field. Under certain circumstances, certain of the licenses in the Columbia Agreement become non-exclusive. Subject to certain rights of early termination due to a material breach of the agreement, the Columbia Agreement continues in effect until the expiration of all patents covered by the DuraSite technology, in July 2010, to which Columbia has certain rights.

Global Damon Pharm and Kukje Pharma Ind. Co., Ltd.    In March 1999, we entered into a royalty-bearing license agreement with Global Damon Pharm, or Global Damon, a Korean company, to be the exclusive distributor of AquaSite in the Republic of Korea. Concurrently, we entered into a manufacturing agreement with Kukje Pharma Ind. Co., Ltd., or Kukje, a Korean company, to produce the AquaSite to be sold by Global Damon. We are obligated to supply Kukje with the polymer necessary for production of AquaSite. The agreement terminates after ten years, may be extended by increments of one year, may be terminated by a material breach of the contract or by written notice. Upon termination Global Damon has the obligation to pay any royalties due as of the date the termination is effective. To date, we have received approximately $14,000 under these agreements.

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

The table below lists the six U.S. patents we currently hold, the patent number and subject of the patent, the date of grant and the date of expiration. The same information is provided for each of our in-licensed U.S. patents, including the identity of the licensor:

Patent Number	Patent Subject	Grant Date	Expiration Date	Licensor

6,239,113	Topical Treatment Or Prevention Of Ocular Infections	5/29/2001	3/31/2019

6,569,443	Topical Treatment Or Prevention Of Ocular Infections	5/29/2001	3/31/2019

5,192,535	Ophthalmic Suspensions	3/09/1993	3/09/2010

5,188,826	Topical Ophthalmic Suspensions	2/23/1993	2/23/2010

6,378,526	Methods Of Ophthalmic Administration	4/30/2002	8/03/2002

6,309,374	Injection Apparatus & Method Of Using The Same	10/30/2001	8/03/2018

4,795,436	Bioadhesive Compositions and Treatment Therewith	01/03/1989	1/03/2006	Columbia Laboratories

4,983,392	Bioadhesive Compositions and Treatment Therewith	01/08/1991	1/08/2008	Columbia Laboratories

5,225,196	Bioadhesive Compositions and Treatment Therewith	7/06/1993	7/06/2010	Columbia Laboratories

5,474,985	Preventing And Treating Elevated Intraocular Pressure With Administered Or Endogenous Steroids Using Non-Steroidal Cyclooxygenase	12/12/1995	12/12/2012	UC Regents

5,599,535	Methods for the Cytoprotection of the Trabecular Meshwork	2/4/1997	2/4/2014	UC Regents

5,674,888	Methods for the Treatment of a Trabecular Meshwork Whose Cells are Subject to Inhibition of Cell Division	10/7/1997	10/7/2014	UC Regents

5,606,043	Methods for the Diagnosis of Glaucoma	2/25/1997	2/25/2014	UC Regents

5,789,169	Methods for the Diagnosis of Glaucoma	8/4/1998	8/04/2015	UC Regents

5,849,879	Methods for the Diagnosis of Glaucoma	12/15/1998	12/15/2015	UC Regents

5,854,415	Methods for the Diagnosis of Glaucoma	12/29/1998	2/25/2014	UC Regents

5,861,497	Methods for the Diagnosis of Glaucoma	6/19/1999	2/25/2014	UC Regents

6,150,161	Methods for the Diagnosis of Glaucoma	11/21/2001	2/25/2014	UC Regents

6,248,867	Trabecular Meshwork Induced Glucocorticoid Response Fusion Protein	6/19/2001	2/25/2014	UC Regents

6,171,788	Methods for the Diagnosis, Prognosis and Treatment of Glaucoma and Related Disorders	1/09/2001	1/26/2017	UC Regents

Patent Number	Patent Subject	Grant Date	Expiration Date	Licensor

6,475,724	Methods for the Diagnosis, Prognosis and Treatment of Glaucoma and Related Disorders	11/05/2002	1/26/2017	UC Regents

5,830,661	Diagnosis and Treatment of Glaucoma	11/03/1998	2/13/2017	UCHC

5,962,230	Diagnosis and Treatment of Glaucoma	10/05/1999	2/13/2017	UCHC

6,046,009	Diagnosis and Treatment of Glaucoma	4/04/2000	2/13/2017	UCHC

6,127,128	Diagnosis of Primary Congenital Glaucoma	10/02/2000	5/7/2019	UCHC

6,207,394	Diagnosis of Primary Congenital Glaucoma	5/27/2001	5/7/2019	UCHC

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

We are seeking longer term additional funding through the final closing of the private placement we entered into in March 2004 and through potential public or private equity or debt financings, collaborative or other partnering arrangements, asset sales and from other sources. However, our current financial situation may harm our ability to obtain additional funding and could make the terms of any such funding, if available, significantly less favorable than would otherwise be the case. Our board of directors has the authority to determine the price and terms of any sale of common stock and the rights, preferences and privileges of any preferred stock or debt or other security that is convertible into or exercisable for the common stock. The terms of any securities issued to future investors may be superior to the rights of our common stockholders and could result in substantial dilution and could adversely affect the market price for our common stock. If we raise funds through the issuance of debt securities, such debt will likely be secured by a security interest or pledge of all of our assets, will require us to make principal and interest payments, would likely include the issuance of warrants, and may subject us to restrictive covenants. If we do not obtain such long term financing either through the final closing of the private placement or otherwise, we would have to cease operations and liquidate our assets. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities—Recent Sales of Unregistered Securities” for a further description of the March 2004 private placement.

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

Our Management has Undertaken a Number of Measures to Reduce our Operating Expenses, but These Measures Will Not Alone be Sufficient to Enable us To Continue Operations Beyond the Middle of June 2004 and May Have Other Negative Consequences

Our management has implemented plans designed to reduce our cash requirements through reductions in operating expenditures. The actions we have taken include laying-off approximately 42% of our employees, voluntary salary reductions by our senior management team, ceasing work on all non-critical external projects, extending payment terms on our trade payables, working with our landlord to restructure our lease obligations, and other cost containment measures. Of the 16 employees laid-off, 3 were general and administrative personnel and 13 were across the various research and development departments. These lay-offs resulted in savings of approximately $530,000 in compensation and benefit costs. The voluntary salary reductions agreed upon between senior management and the Company resulted in approximately $720,000 of savings in compensation and benefit costs. The Company scaled back its marketing and sales activities related to the OcuGene product, which resulted in approximately $950,000 of savings. Additionally, the Company placed development of its ISV-014 retinal device, its ISV-900 genetic research and ISV-205 glaucoma product candidate on hold, which resulted in expense reductions of approximately $1,040,000. The Company also minimized its operating expenses by reducing its travel and entertainment, renegotiated or terminated facility and equipment support contracts where possible, limiting expenditures for equipment and taking other similar expense reduction actions. Although it is not possible to anticipate all potential effects the implementation of these expense control measures will have on us or our development, these activities have and could continue to delay the initiation of Phase 3 clinical trials on ISV-401 and have and could continue to impact our ability to promote OcuGene. The extent and ramifications of these delays will be dependent upon our ability to raise additional financing, the timing of the receipt of financing and the amount of such financing, if any. However, even with these expense reductions, the funds from the initial closing of the private placement, our current cash on hand, anticipated cash flow from operations and current cash commitments to us are only sufficient to fund our operations through approximately the middle of June 2004. If we are unable to complete the final closing of the private placement or another financing transaction, collaborative arrangement or asset sale prior to that time, we will cease operations and liquidate our assets. In addition, there is no assurance that these expense reduction efforts will enable us to continue operations or that if we do survive we have not significantly harmed our business or prospects.

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

We Are Dependent Upon Key Employees and We May Not Be Able to Retain or Attract Key Employees, and Our Ability to Attract and Retain Key Employees is Likely to be Harmed by Our Current Financial Situation

We are highly dependent on Dr. Chandrasekaran, who is our chief executive officer, president and chief financial officer, and Dr. Lyle Bowman, our vice president, development and operations. The loss of services from either of these key personnel might significantly delay or prevent the achievement of planned development objectives. We carry a $1 million life insurance policy on Dr. Chandrasekaran under which we are the sole beneficiary, however in the event of the death of Dr. Chandrasekaran such policy would be unlikely to fully compensate us for the hardship such a loss would cause us. Furthermore, a critical factor to our success will be recruiting and retaining qualified personnel. Competition for skilled individuals in the biotechnology business is highly intense, and we may not be able to continue to attract and retain personnel necessary for the development of our business. Our ability to attract and retain such individuals is likely to be significantly reduced by our current financial situation and our past reductions in force. For example, we have recently laid-off approximately 42% of our employees and our senior management has agreed to accept reduced salaries. Although we are not aware of any plans of our management or scientific personnel to leave us, these measures and other cost reduction measures we have undertaken make it more likely that such individuals will seek other employment opportunities and may leave our company permanently. The loss of key personnel or the failure to recruit additional personnel or to develop needed expertise could harm our business.

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

We Rely on a Sole Source for Some of the Raw Materials in Our Products, and the Raw Materials We Need May Not be Available to Us

SSP is the sole source for the active drug incorporated into the ISV-403 product candidate we sold to Bausch & Lomb for further development and commercialization. SSP has submitted a Drug Master File on the compound with the FDA and is subject to the FDA’s review and oversight. If SSP is unable to obtain and maintain FDA approval for their production of the drug or is otherwise unable to supply Bausch & Lomb with sufficient quantities of the drug, Bausch & Lomb’s ability to continue with the development, and potentially the commercial sale if the product is approved, would be interrupted or impeded, our royalties from commercial sales of the ISV-403 product could be delayed or reduced and our business could be harmed.

We currently have a single supplier for azithromycin, the active drug incorporated into our ISV-401 product candidate. The supplier has submitted a Drug Master File on the compound with the FDA and is subject to the FDA’s review and oversight. If the FDA were to identify issues in the production of the drug that the supplier was unable to quickly resolve, or other issues were to arise that impact production, our ability to continue with the development, and potentially the commercial sale if the product is approved, would be interrupted and could harm our business. Additional suppliers for this drug exist, but qualification of an alternative source could be time consuming, expensive and could result in a delay that could harm our business and there is no guarantee that these additional suppliers can supply sufficient quantities at a reasonable price, or at all. In addition, we do not have currently have contractual agreement with this supplier of azithromycin and consequently this supplier is not obligated to provide us any particular quantities of the drug.

In addition, certain of the raw materials we use in formulating our DuraSite drug delivery system are available only from Goodrich Corporation. Although we do not have a current supply agreement with the Goodrich Corporation, to date we have not encountered any difficulties obtaining necessary materials from them. Any significant interruption in the supply of these raw materials could delay our clinical trials, product development or product sales and could harm our business.

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

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have compounds competitive with ours already approved or in development including Zymar and Ocuflux by Allergan, Vigamox and Ciloxan by Alcon, Quixin by Santen and Chibroxin by Merck. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:

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

Our Insurance Coverage May Not Adequately Cover Our Potential Product Liability Exposure

We are exposed to potential product liability risks inherent in the development, testing, manufacturing, marketing and sale of human therapeutic products. Product liability insurance for the pharmaceutical industry is extremely expensive. Although we believe our current insurance coverage is adequate to cover likely claims we may encounter given our current stage of development and activities, our present product liability insurance coverage may not be adequate to cover all potential claims we may encounter. In addition, our existing coverage will not be adequate as we further develop, manufacture and market our products, and we may not be able to obtain or afford adequate insurance coverage against potential claims in sufficient amounts or at a reasonable cost.

Our Use of Hazardous Materials May Pose Environmental Risks and Liabilities Which May Cause Us to Incur Significant Costs

Our research, development and manufacturing processes involve the controlled use of small amounts of hazardous solvents used in pharmaceutical development and manufacturing including acetic acid, acetone, acrylic acid, calcium chloride, chloroform, dimethyl sulfoxide, ethyl alcohol, hydrogen chloride, nitric acid, phosphoric acid and other similar solvents. We retain a licensed outside contractor that specializes in the disposal of hazardous materials used in the biotechnology industry to properly dispose of these materials, but we cannot completely eliminate the risk of accidental contamination or injury from these materials. Our cost for the disposal services rendered by our outside contractor have been approximately, $6,000, $17,000 and $7,000 for the years ended 2003, 2002 and 2001, respectively. In the event of such an accident involving these materials, we could be held liable for any damages that result, and any such liability could exceed our resources. Moreover, as our business develops we may be required to incur significant costs to comply with federal, state and local environmental laws, regulations and policies, especially to the extent that we manufacture our own products.

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

In July 2003, we issued a $400,000 short-term senior secured note payable to Dr. Chandrasekaran, our chief executive officer, chief financial officer and a member our board of directors, for cash. This note bears interest at a rate of five and one-half percent (5.5%) and is due on the earlier to occur of March 31, 2007 and 30 days subsequent to the successful completion of a pivotal Phase III clinical trial with ISV 401 and is secured by a lien on substantially all of our assets including our intellectual property and certain other equipment secured by the lessor of such equipment.

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

We Have Adopted and Are Subject to Anti-Takeover Provisions That Could Delay or Prevent an Acquisition of Our Company and Could Prevent or Make it More Difficult to Replace or Remove Current Management

Provisions of our certificate of incorporation and bylaws may constrain or discourage a third party from acquiring or attempting to acquire control of us. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, such provisions could also prevent or make it more difficult, for our stockholder to replace or remove current management and could adversely affect the price of our common stock if they are viewed as discouraging takeover attempts, business combinations or management changes that stockholders consider in their best interest. Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock, 15,000 of which have been designated as Series A-1 Preferred Stock. Our board of directors has the authority to determine the price, rights, preferences, privileges and restrictions, including voting rights, of the remaining unissued shares of preferred stock without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible financings, acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, even if the transaction might be desired by our stockholders. Provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving us, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless conditions set forth in the Delaware General Corporation Law are met. The issuance of preferred stock or Section 203 of the Delaware General Corporate Law could also be deemed to benefit incumbent management to the extent these provision deter offers by persons who would wish to make changes in management or exercise control over management. Other provision of our certificate of incorporation and bylaws may also have the effect of delaying, deferring or preventing a takeover attempt or management changes that our stockholders might consider in their best interest. For example, our bylaws limit the ability of stockholders to remove directors and fill vacancies on our board of directors. Our bylaws also impose advance notice requirements for stockholder proposals and nominations of directors and prohibit stockholders from calling special meetings or acting by written consent.

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

On or about October 8, 2003, Thai Nguyen, a former consultant to the Company filed a complaint in the Superior Court of California, County of San Francisco against us, our chief executive officer, Kumar Chandrasekaran, the Regents of the University of California, or “Regents,” and two individuals associated with Regents. In essence, Mr. Nguyen alleges that we breached an obligation to continue supporting his research; he has also made a variety of other related claims and allegations against us and the other defendants. He filed a motion to enjoin us, during the pendency of the litigation, from alienating the license rights held by us relating to the subject of his research, and this motion was denied. We and Dr. Chandrasekaran filed a demurrer challenging certain aspects of the complaint which was heard on January 28, 2004. The Court has not yet issued a ruling on the demurrer, and until that ruling issues we do not expect any further response to the complaint to be filed by either us or by Dr. Chandrasekaran.

While the amount of monetary relief is not specifically quantified in the complaint, in general Mr. Nguyen seeks to enforce a claimed agreement which states that we would pay him between $100,000 and $200,000 in annual laboratory support “for the life of patent,” which corresponds to the certain “TIGR” patents licensed from the University of California for the diagnosis of glaucoma, and bonus payments of approximately $60,000. Mr. Nguyen also seeks relief in connection with 30,000 shares of our Common Stock provided to him by us but which he gave back to us at the direction of Regents. The complaint also seeks unspecified punitive damages, attorneys’ fees and other damages and relief (including an exclusive, royalty free license to certain patents relating to the glaucoma genetics program).

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

Recent Sales of Unregistered Securities

On September 22, 2003, we issued warrants to purchase 81,967 shares of common stock for $0.61 until September 2008 to TP Turner & Company, LLC as partial compensation for its services as a financial advisor in connection with the initial placement of convertible notes payable. On November 2003, we issued additional warrants to purchase 125,000 shares of common stock for $0.40 that expire in November 12, 2008 to TP Turner & Company, LLC as part of the placement of convertible notes payable. These securities were sold pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, based on the limited nature of the offering and the financial advisor’s status as an accredited investor.

On December 16, 2003, we sold 142,857 shares of our common stock in a private placement to Eli Jacobson, an accredited investor, and received $50,000 in proceeds. These securities were sold pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, based on the limited nature of the offering and the purchaser’s status as an accredited investor.

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

On March 26, 2004, we completed the initial closing of a private placement to 133 accredited investors of shares of our common stock and warrants to purchase shares of common stock pursuant to subscription agreements entered into between us and such investors. These securities were sold pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended and pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended. Pursuant to the terms of the subscription agreements the subscribers agreed to purchase from us an aggregate of 1,650 units, of which 194 units, consisting of an aggregate of 3,880,000 shares of our common stock and warrants to purchase 1,940,000 shares of our common stock were sold at the initial closing and the remaining 1,456 units, consisting of an aggregate of 29,120,000 shares of our common stock and warrants to purchase 14,560,000 shares of our common stock, will be sold at the final closing. The final closing is subject to and conditioned upon approval of such closing and the transactions contemplated thereby by our stockholders and certain other conditions set forth in the subscription agreements.

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

	Year Ended December 31,
	2003	2002	2001	2000	1999
Consolidated Statements of Operations Data
Revenues, net	$134	$36	$5	$4,513	$4,760
Cost of goods	20	114	—	—	—
Operating expenses:
Research and development, net	4,436	6,911	6,610	1,674	1,397
Selling, general and administrative	3,021	4,022	3,523	2,584	2,293

Total expenses	7,457	10,933	10,133	4,258	3,690
Gain on sale of assets	1,153	—	—	—	—
Interest and other income (expense), net	(561)	62	572	791	85

Net income (loss) before taxes	(6,751)	(10,949)	(9,556)	1,046	1,155
Income tax provision	—	—	—	—	5

Net income (loss) before cumulative effect of accounting change	(6,751)	(10,949)	(9,556)	1,046	1,150
Cumulative effect of accounting change(1)	—	—	—	(4,486)	—

Net income (loss)	(6,751)	(10,949)	(9,556)	(3,440)	1,150
Non cash preferred dividend	221	48	—	3	22

Net income (loss) applicable to common stockholders	$(6,972)	(10,997)	$(9,556)	$(3,443)	$1,128

Basic earnings (loss) per share:
Net income (loss) per share applicable to common stockholders before cumulative effect of accounting change	$(0.27)	$(0.44)	$(0.38)	$0.04	$0.06
Cumulative effect of accounting change(1)	—	—	—	(0.19)	—

Net income (loss) per share applicable to common stockholders	$(0.27)	$(0.44)	$(0.38)	$(0.15)	$0.06

Diluted earnings (loss) per share:
Net income (loss) per share applicable to common stockholders before cumulative effect of accounting change	$(0.27)	$(0.44)	$(0.38)	$0.04	$0.06
Cumulative effect of accounting change(1)	—	—	—	(0.18)	—

Net income (loss) per share applicable to common stockholders	$(0.27)	$(0.44)	$(0.38)	$(0.14)	$0.06

Pro-forma net income (loss) assuming the accounting change is applied retroactively	$(6,972)	$(10,997)	$(9,556)	$1,043	$(3,358)

Pro-forma net income (loss) per share assuming the accounting change is applied retroactively, basic and diluted	$(0.27)	$(0.44)	$(0.38)	$0.04	$(0.17)

Shares used to calculate basic net income (loss) per share	25,767	24,997	24,897	23,574	19,285

Shares used to calculate diluted net income (loss) per share	25,767	24,997	24,897	24,483	19,856

Shares used to calculate pro-forma basic net income (loss) per share	25,767	24,997	24,897	23,574	19,285

Shares used to calculate pro-forma diluted net income (loss) per share	25,767	24,997	24,897	24,483	19,285

(1)	Reflects the impact of the adoption of SAB 101 on revenue recognition effective January 1, 2000.

	December 31,
	2003	2002	2001	2000	1999
Consolidated Balance Sheet Data
Cash and cash equivalents	$1,045	$1,179	$10,095	$18,904	$6,746
Working capital	(6,434)	353	8,747	18,305	6,167
Total assets	1,405	1,866	11,051	20,000	7,463
Long term notes payable	—	10	45	26	—
Redeemable preferred stock	—	—	—	—	30
Convertible preferred stock	—	2,048	—	—	—
Accumulated deficit	(115,722)	(108,750)	(97,753)	(88,197)	(84,754)
Total stockholders’ equity (deficit)	(6,200)	887	9,485	18,770	6,256

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

Revenue Recognition.    Our revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has standalone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.

We recognize up-front fees over the expected term of the related research and development services using the straight-line method. When changes in the expected term of ongoing services are identified, the amortization period for the remaining fees is appropriately modified.

Revenue related to performance milestones is recognized when the milestone is achieved if it is based on a substantive element in a multi-element agreement or if it reflects substantive progress toward the completion of the activities contemplated in a long-term contract, and the payment reflects the milestone achieved.

Revenue related to contract research services is recognized when persuasive evidence of an arrangement exists, the services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. During the year ended 2003, we recognized payments received under the December 2003 Bausch & Lomb agreement of $128,000 as contract and other revenue in accordance with EITF 01-14, Income Statement Characterization of Reimbursement for “Out of Pocket” Expenses Incurred. We incurred approximately $310,000 of costs related to the research and development activities under the related contract.

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

Research and Development (R&D) Expenses.    R&D expenses include salaries, benefits, facility costs, services provided by outside consultants and contractors, administrative costs and materials for our research and development activities. We also fund research at a variety of academic institutions based on agreements that are generally cancelable. We recognize such costs as they are incurred. We directly reduced expenses for amounts reimbursed due to cost sharing agreements during the year ended December 31, 2002 and 2001, of $166,000 and $713,000, respectively, as the agreements provided for the direct reimbursement of costs incurred.

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

Results of Operations

Revenues.

We had total net revenues of $134,000, $36,000, and $5,000 for the years ended December 31, 2003, 2002 and 2001, respectively. In 2003 95% of net revenues was from contract research activities. Sales of OcuGene represented 5% and 77% of the net revenues in 2003 and 2000, respectively. Sales of AquaSite® by CIBA Vision and Kukje Pharma Ind. Co., Ltd., our AquaSite manufacturing partner in Korea represented 23% and 100% of the net revenues in 2002 and 2001, respectively. The increase in revenue is due to contract research activities conducted for Bausch & Lomb in 2003 under the ISV-403 Asset Purchase Agreement. We recognize revenue when all services have been performed and collectibility is reasonably assured. Accordingly, revenue for the sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product.

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

Our 2004 expenses will be dependent upon the final closing of the March 26, 2004 private placement. If the final closing occurs, we anticipate that our R&D expenses will increase by approximately 50% from the 2003 levels. This increase will mainly reflect the anticipated initiation of two Phase 3 clinical trials for our ISV-401 product candidate. We anticipate that we will continue the suspension of activity on our other product candidates absent additional funding. Also, we anticipate that if the final closing of the March 2004 private placement occurs, our selling, general and administrative costs will remain consistent with 2003 levels. We anticipate that the expense reductions related to the scale-back of marketing activities related to OcuGene will continue in 2004 and selective additions may be made to headcount but any such increases will be minimized. We also anticipate that salaries voluntarily reduced for the members of senior management will be increased to their previous levels. If we are unable to complete the final closing of the March 2004 private placement, there is no assurance that additional funds will be available for us to finance our operations on acceptable terms, if at all. If such funds are not available, management will likely be required to cease all operations and liquidate our remaining assets, most of which is secured by a note to an officer who is also a board member.

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

For the years ended December 31, 2003, 2002 and 2001, cash used for operating activities was $5.6 million, $11.0 million and $8.4 million, respectively. Cash used in operating activities in 2003 resulted primarily from the net loss of $6.7 million and gain on sale of the ISV-403 product candidate of $1.2 million. Partially offsetting these cash uses in 2003 were a $1.0 million increase in accounts payable, accrued liabilities, accrued compensation and deferred rent, a $33,000 decrease in inventories, prepaid expenses and other current assets and $1.3 million of non-cash expenses primarily reflecting the amortization of beneficial conversion feature of the convertible notes payable, depreciation and amortization of our property and equipment and the amortization of stock-based compensation. Cash from (used in) investing activities were $1,477,000, ($61,000) and ($474,000) primarily related to proceeds received from the sale of assets in 2003 and cash outlays for additions to laboratory and other equipment made during 2003, 2002 and 2001, respectively.

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

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 3 years	More than 5 years
Operating lease obligations(1)	$2,230	$718	$1,512	$—
Licensing agreement obligations(2)	120	15	45	60

Total commitments	$2,350	$733	$1,557	$60

(1)	We lease our facilities under a non-cancelable operating lease that expires in 2006.
(2)	We have entered into certain license agreements that require us to make minimum royalty payments for the life of the licensed patents. The life of the patents which may be issued and covered by the license agreements cannot be determined at this time, but the minimum royalties due under such agreements are as noted for 2004 through 2011 and are approximately $15,000 per year until the first commercial sale, increase to $25,000 per year in the first three years of sales, and then increase to $40,000 per year until the expiration of the related patents.

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

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” (“SAB 104”) which supersedes SAB 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.

Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Question and Answers issued with SAB 101 that had been codified in SEC Topic 13. The revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 and EITF 00-21 did not have a material effect on our financial condition or results of operations.

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

Item 8.	Financial Statements and Supplementary Data

The following Consolidated Financial Statements and Report of Independent Auditors are included on the pages that follow:

Page

Report of Independent Auditors	49 - 50

Consolidated Balance Sheets— December 31, 2003 and 2002	51

Consolidated Statements of Operations Years Ended December 31, 2003, 2002 and 2001	52

Consolidated Statements of Stockholders’ Equity Years ended December 31, 2003, 2002 and 2001	53

Consolidated Statements of Cash Flows Years Ended December 31, 2003, 2002 and 2001	54

Notes to Consolidated Financial Statements	55 - 70

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

/s/    ERNST & YOUNG LLP

Palo Alto, California

January 30, 2003

InSite Vision Incorporated

Consolidated Balance Sheets

	December 31,
	2003	2002
	(in thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$1,045	$1,179
Inventory	19	19
Prepaid expenses and other current assets	91	124

Total current assets	1,155	1,322

Property and equipment, at cost:
Laboratory and other equipment	837	1,087
Leasehold improvements	73	73
Furniture and fixtures	3	3

	913	1,163
Accumulated depreciation	664	619

	249	544

Deferred debt issuance cost	1	—

Total assets	$1,405	$1,866

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Short-term notes payable to related parties, unsecured	$326	$—
Short-term notes payable to related parties, secured	682	—
Accounts payable	972	373
Accrued liabilities	650	307
Accrued compensation and related expense	160	289
Deferred gain on sale of assets	4,616	—
Deferred rent	183	—

Total current liabilities	7,589	969

Capital lease obligation, less current portion	—	10
Convertible note payable (net of beneficial conversion feature of $1)	16	—

Total liabilities	7,605	979

Commitments (Note 4)
Stockholders equity (deficit)
Preferred stock, $0.01 par value, 5,000,000 shares authorized; none issued and outstanding at December 31, 2003; 2,000 issued and outstanding at December 31, 2002	—	2,048

Common stockholders’ equity:
Common stock, $0.01 par value, 60,000,000 shares authorized; 29,253,294 issued and outstanding at December 31, 2003; 25,131,786 issued and outstanding at December 31, 2002	293	251
Additional paid-in capital	109,437	107,569
Notes receivable from stockholder	(208)	(231)
Accumulated deficit	(115,722)	(108,750)

Common stockholders’ deficit	(6,200)	(1,161)

Total stockholders’ (deficit) equity	(6,200)	887

Total liabilities and stockholders’ (deficit) equity	$1,405	$1,866

See accompanying notes to consolidated financial statements.

InSite Vision Incorporated

Consolidated Statements of Operations

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Contract and other revenues	$134	$36	$5
Cost of goods	20	114	—

Gross profit	114	(78)	5

Operating expenses:
Research and development	4,436	7,077	7,323
Cost reimbursement	—	166	713

Research and development, net	4,436	6,911	6,610
Selling, general and administrative	3,021	4,022	3,523

Total	7,457	10,933	10,133

Loss from operations	(7,343)	(11,011)	(10,128)

Gain on sale of assets	1,153	—	—
Interest (expense) and other income, net	(561)	62	572

Net loss	(6,751)	(10,949)	(9,556)
Non-cash preferred stock dividend	221	48	—

Net loss applicable to common stockholders	$(6,972)	$(10,997)	$(9,556)

Net loss per share applicable to common stockholders, basic and diluted	$(0.27)	$(0.44)	$(0.38)

Shares used to calculate basic and diluted net loss per share applicable to common stockholders	25,767	24,997	24,897

See accompanying notes to consolidated financial statements.

InSite Vision Incorporated

Consolidated Statements of Stockholders’ Equity (deficit)

	Preferred Stock	Common Stock	Additional Paid In Capital	Note Receivable From Stockholder	Accumulated Deficit	Total Stockholders’ Equity (deficit)
	(dollars in thousands)
Balances, January 1, 2001	$—	$248	$106,976	$(257)	$(88,197)	$18,770
Issuance of 76,583 shares of common stock from exercise of options and employee stock purchase plan	—	1	70	—	—	71
Non-employee stock option compensation	—	—	200	—	—	200
Net loss and comprehensive loss	—	—	—	—	(9,556)	(9,556)

Balances, December 31, 2001	$—	$249	$107,246	$(257)	$(97,753)	$9,485
Issuance of 201,436 shares of common stock from exercise of options and employee stock purchase plan	—	2	123	—	—	125
Issuance of 2,000 shares of Series A-1 preferred stock	2,000	—	—	—	—	2,000
Loan payment from stockholder	—	—	—	26	—	26
Non-employee stock option and warrant compensation	—	—	200	—	—	200
Net loss and comprehensive loss	—	—	—	—	(10,949)	(10,949)
Non-cash preferred dividend	48	—	—	—	(48)	—

Net loss applicable to common stockholders	48	—	—	—	(10,997)	(10,949)

Balances, December 31, 2002	$2,048	$251	$107,569	$(231)	$(108,750)	$887
Issuance of 5,000 shares of common stock from exercise of options	—	—	3	—	—	3
Issuance of 2,000 shares of Series A-1 preferred stock	2,000	—	—	—	—	2,000
Issuance of 352,857 shares of common stock from private placements	—	4	130	—	—	134
Issuance of convertible notes payable with beneficial conversion feature	—	—	547	—	—	547
Issuance of 3,763,651 share of common stock from conversion of debentures	—	38	946	—	—	984
Surrender of Series A-1 preferred stock as part of sale of assets	(4,269)	—	—	—	—	(4,269)
Loan payment from stockholder	—	—	—	23	—	23
Non-employee stock option and warrant compensation	—	—	242	—	—	242
Net loss and comprehensive loss	—	—	—	—	(6,751)	(6,751)
Non-cash preferred dividend	221	—	—	—	(221)	—

Net loss applicable to common stockholders	221	—	—	—	(6,972)	(6,751)

Balances, December 31, 2003	$—	$293	$109,437	$(208)	$(115,722)	$(6,200)

See accompanying notes to consolidated financial statements.

InSite Vision Incorporated

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Operating activities:
Net loss	$(6,751)	$(10,949)	$(9,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	275	300	233
Stock-based compensation	242	200	200
Loss on disposal of capital lease asset	27	—	—
Gain on sale of asset	(1,153)	—	—
Amortization of beneficial conversion feature	546	—	—
Debt issuance cost amortization	153	—	—
Accrued interest on convertible notes payable	2	—	—
Changes in:
Inventories, prepaid expenses and other current assets	33	30	432
Accounts payable, accrued liabilities, accrued compensation and related expense, and deferred rent	1,031	(556)	292

Net cash used in operating activities	(5,595)	(10,975)	(8,399)
Investing activities:
Purchases of property and equipment	(23)	(61)	(474)
Proceeds from sale of asset	1,500	—	—

Net cash provided by (used in) investing activities	1,477	(61)	(474)

Financing activities:
Payment of capital lease obligation	(18)	(31)	(7)
Note payment received from stockholder	23	26	—
Issuance of short-term notes payable to related parties	997	—	—
Issuance of convertible notes payable, net of issuance costs	845	—	—
Issuance of preferred stock	2,000	2,000	—
Issuance of common stock, net	137	125	71

Net cash provided by financing activities	3,984	2,120	64

Net decrease in cash and cash equivalents	(134)	(8,916)	(8,809)
Cash and cash equivalents, beginning of year	1,179	10,095	18,904

Cash and cash equivalents, end of year	$1,045	$1,179	$10,095

Supplemental disclosures:
Surrender of preferred stock in connection with sale of asset	$4,269	$—	$—

Preferred stock dividends	$221	$48	$—

Conversion of debentures to common stock	$984	$—	$—

Beneficial conversion feature on convertible notes payable	$547	$—	$—

Capital lease obligation incurred	$—	$—	$51

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

The Company has continued a number of measures it took in 2003 to reduce its short term operating expenses to allow it to continue operations without additional financing through approximately the beginning of June 2004. The measures taken in 2003 included: laying-off approximately 42% of its employees, voluntary salary reductions by its senior management team, ceasing work on all non-critical external activities, extending payment terms on its trade payables, and other cost containment measures. Of the 16 employees laid-off, 3 were general and administrative personnel and 13 were across the various research and development departments. The laid-off employees were not provided a financial termination package. These lay-offs resulted in savings of approximately $530,000 in compensation and benefit costs. The voluntary salary reductions agreed upon between senior management and the Company resulted in approximately $720,000 of savings in compensation and benefit costs. The Company scaled back its marketing and sales activities related to the OcuGene product, which resulted in approximately $950,000 of savings. Additionally, the Company placed development of its ISV-014 retinal device, its ISV-900 genetic research and ISV-205 glaucoma product candidate on hold, which resulted in expense reductions of approximately $1,040,000. The Company also minimized its operating expenses by reducing its travel and entertainment, renegotiated or terminated facility and equipment support contracts where possible, limiting expenditures for equipment and taking other similar expense reduction actions. There is no assurance that these expense reduction efforts will enable the Company to continue operations or that if the Company does survive it has not significantly harmed its business or prospects.

InSite Vision Incorporated

Notes to Consolidated Financial Statements—(Continued)

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

Revenue Recognition.    Our revenue arrangements with multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has standalone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. The consideration we receive is allocated among the separate units based on their respective fair values, and the applicable revenue recognition criteria are applied to each of the separate units.

We recognize up-front fees over the expected term of the related research and development services using the straight-line method. When changes in the expected term of ongoing services are identified, the amortization period for the remaining fees is appropriately modified.

Revenue related to performance milestones is recognized when the milestone is achieved if it is based on a substantive element in a multi-element agreement or if it reflects substantive progress toward the completion of the activities contemplated in a long-term contract, and the payment reflects the milestone achieved.

Revenue related to contract research services is recognized when persuasive evidence of an arrangement exists, the services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. During the year ended 2003, we recognized payments received under the December 2003 Bausch & Lomb agreement of $128,000 as contract and other revenue in accordance with EITF 01-14, Income

InSite Vision Incorporated

Notes to Consolidated Financial Statements—(Continued)

Statement Characterization of Reimbursement for “Out of Pocket” Expenses Incurred. We incurred approximately $310,000 of costs related to the research and development activities under the related contract.

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

Research and Development (R&D) Expenses.    R&D expenses include salaries, benefits, facility costs, services provided by outside consultants and contractors, administrative costs and materials for our research and development activities. We also fund research at a variety of academic institutions based on agreements that are generally cancelable. We recognize such costs as they are incurred. We directly reduced expenses for amounts reimbursed due to cost sharing agreements during the year ended December 31, 2002 and 2001, of $166,000 and $713,000, respectively, as the agreements provided for the direct reimbursement of costs incurred.

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

InSite Vision Incorporated

Notes to Consolidated Financial Statements—(Continued)

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 as amended by SFAS 148 to stock based employee compensation (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Net loss applicable to common stockholders-as reported	$(6,972)	$(10,997)	$(9,556)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(473)	(184)	(644)

Net loss applicable to common stockholders-pro forma	$(7,445)	$(11,181)	$(10,200)

Loss applicable to common stockholders per share:
Basic and diluted-as reported	$(0.27)	$(0.44)	$(0.38)

Basic and diluted-pro forma	$(0.29)	$(0.45)	$(0.41)

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

InSite Vision Incorporated

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2003	2002	2001
	(in thousands, except per share amounts)
Numerator:
Net loss	$(6,751)	$(10,949)	$(9,556)
Non-cash preferred stock dividend	(221)	(48)	—

Net loss applicable to common stockholders	$(6,972)	$(10,997)	$(9,556)

Denominator:
Denominator for basic and diluted loss per share - weighted-average common shares outstanding	25,767	24,997	24,897

Basic and diluted net loss per share	$(0.27)	$(0.44)	$(0.38)

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

Income Taxes.    We account for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or our tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactments and changes in the tax law or rates. A deferred tax valuation allowance is provided for deferred tax assets when it is determined that it is more likely than not that amounts will not be recovered.

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

InSite Vision Incorporated

Notes to Consolidated Financial Statements—(Continued)

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

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” (“SAB 104”) which supersedes SAB 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, EITF 00-21 addresses whether an arrangement contains more than one unit of accounting and the measurement and allocation to the separate units of accounting in the arrangement. Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Question and Answers issued with SAB 101 that had been codified in SEC Topic 13. The revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 and EITF 00-21 did not have a material effect on our financial condition or results of operations.

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

In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, the Company is recognizing the $5.8 million of gain on sale of assets, representing the cash received of $1.5 million and the fair value on the date of the agreement of the Series A-1 Preferred Stock and the related accumulated dividends surrendered of $4.3 million, on a straight-line basis over the period for which contract services will be provided. Correspondingly, as of December 31, 2003 the Company recognized $1.2 million of gain on sale of assets from the sale of assets and recorded deferred gain on sale of assets of $4.6 million.

InSite Vision Incorporated

Notes to Consolidated Financial Statements—(Continued)

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

InSite Vision Incorporated

Notes to Consolidated Financial Statements—(Continued)

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

InSite Vision Incorporated

Notes to Consolidated Financial Statements—(Continued)

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

InSite Vision Incorporated

Notes to Consolidated Financial Statements—(Continued)

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

InSite Vision Incorporated

Notes to Consolidated Financial Statements—(Continued)

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

InSite Vision Incorporated

Notes to Consolidated Financial Statements—(Continued)

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

In December 2003, the Company issued warrants to purchase 250,000 shares of common stock for $0.58 per share that expire in December 2006 to Xmark as part of the settlement of a legal suit which were expensed during the year (See Note 10). In November 2003, the Company issued warrants to purchase 125,000 shares of common stock for $0.40 that expire in November 2008 to a financial advisor as part of the placement of convertible notes payable. In September 2003, the Company issued warrants to purchase 81,967 shares of common stock for $0.61 until September 2008 to a financial advisor as part of the initial placement of convertible notes payable. In August 2003, the company issued warrants to a financial advisor to purchase 50,000 shares of common stock for $0.50 per share that expire in August 2006. These warrants were valued using a Black-Scholes option pricing model, assuming no dividend yield, with the following assumptions: risk-free interest rate of 4.44%, volatility of 1.0616 and an expected life of 5, 3 and 3 years, respectively, resulting in the recording of an expense of $180,000 for the year ended December 31, 2003. As of December 31, 2003, all of these warrants were outstanding.

InSite Vision Incorporated

Notes to Consolidated Financial Statements—(Continued)

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

	Shares
	Options Available for Grant	Options Outstanding	Option Price	Weighted Average Exercise Price of Shares Under Plan
Balances at January 1, 2001	787,996	1,918,103	$0.60–9.25	$2.53
Additional shares reserved	497,014			—
Granted	(444,500)	444,500	1.02–2.20	1.52
Exercised	—	(40,406)	0.60–1.13	0.66
Forfeited	35,443	(35,443)	1.45–5.88	3.71

Balances at December 31, 2001	875,953	2,286,754	0.60–9.25	2.35
Additional shares reserved	498,545
Granted	(395,250)	395,250	0.70–1.97	0.93
Exercised	—	(184,173)	0.73–1.80	0.96
Forfeited	20,616	(20,616)	0.60–4.81	1.44

Balances at December 31, 2002	999,864	2,477,215	0.60–9.25	2.26
Additional shares reserved	502,574
Granted	(925,500)	925,500	0.41–0.85	0.60
Exercised	—	(5,000)	0.70–0.70	0.70
Forfeited	346,384	(346,384)	0.41–9.25	1.48

Balances at December 31, 2003	923,322	3,051,331	$0.41–6.38	$1.85

InSite Vision Incorporated

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
		Weighted Average		Number Exercisable	Weighted Average Exercise Price
Range of Exercise Prices	Number Outstanding	Contractual Life	Exercise Price
$0.41–$0.85	820,500	9.54	$0.60	405,488	$0.71
$0.93–$1.13	782,382	6.66	1.04	581,556	1.08
$1.20–$2.75	833,700	4.44	2.10	743,053	2.17
$2.81–$6.38	614,749	4.00	4.19	610,773	4.18

	3,051,331	6.30	$1.85	2,340,870	$2.17

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

InSite Vision Incorporated

Notes to Consolidated Financial Statements—(Continued)

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

On or about October 8, 2003, Thai Nguyen, a former consultant to the Company filed a complaint in the Superior Court of California, County of San Francisco, against the Company, our chief executive officer, Kumar Chandrasekaran, the Regents of the University of California or “Regents,” and two individuals associated with Regents. Mr. Nguyen alleges that the Company breached an obligation to continue supporting his research; he has also made a variety of other related claims and allegations against the Company and the other defendants. The complaint seeks both monetary and injunctive relief. Mr. Nguyen has filed a motion to enjoin the Company during the pendency of the litigation from alienating the license rights held by the Company relating to the subject of his research, which was denied. The Company and Dr. Chandrasekaran filed a demurrer challenging certain aspects of the complaint, which was heard on January 28, 2004. The Court has not yet issued a ruling on the demurrer, and until that ruling issues, the Company does not expect any further response to the complaint to be filed by either the Company or by Dr. Chandrasekaran. The outcome of this matter cannot be determined at this time and therefore no contingent liabilities have been recorded.

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

InSite Vision Incorporated

Notes to Consolidated Financial Statements—(Continued)

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

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share amounts)
Revenues	$4	$1	$4	$125	$134
Cost of goods	8	4	5	3	20
Loss from operations	(2,276)	(1,826)	(1,393)	(1,848)	(7,343)
Net loss applicable to common stockholders	(2,314)	(1,886)	(1,462)	(1,310)	(6,972)
Basic and diluted net loss per share applicable to common stockholders	$(0.09)	$(0.08)	$(0.06)	$(0.05)	$(0.27)
Shares used to calculate basic and diluted net loss per share applicable to common stockholders	25,133	25,137	25,137	27,661	25,767

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Revenues	$9	$8	$9	$10	$36
Cost of goods	17	14	25	58	114
Loss from operations	(2,985)	(2,646)	(3,100)	(2,280)	(11,011)
Net loss	(2,957)	(2,631)	(3,108)	(2,301)	(10,997)
Basic and diluted net loss per share	$(0.12)	$(0.11)	$(0.12)	$(0.09)	$(0.44)
Shares used to calculate basic and diluted net loss per share	24,930	24,941	25,007	25,109	24,997

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

Jon S. Saxe, Esq. has been a Director of the Company since December 1999. Mr. Saxe was a Director of the Company from 1992 through 1997, when he resigned as a member of the Board of Directors and became Director Emeritus until December 1999. Mr. Saxe is a Director of Protein Design Labs, Inc., a biotechnology company for which he served as President from January 1995 to May 1999. Mr. Saxe served as President of Saxe Associates, a biotechnology consulting firm, from May 1993 to December 1994, President, Chief Executive Officer and a Director of Synergen, Inc., from October 1989 to April 1993, and Vice President, Licensing & Corporate Development for Hoffmann-LaRoche from August 1984 through September 1989. Mr. Saxe serves on the board of directors of Questocor Pharmaceuticals, Inc., Incyte Inc., First Horizon Pharmaceutical Corporation, Protein Design Labs, Inc., SciClone Pharmaceuticals, Inc., ID Biomedical Corporation and Durect, Inc. Mr. Saxe

also serves on the board of directors of several private companies. Mr. Saxe holds a B.S. in Chemical Engineering from Carnegie-Mellon University, a J.D. from George Washington University School of Law, and an L.L.M. from New York University School of Law.

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)    Financial Statements

The Financial Statements and Report of Independent Auditors are included in a separate section of this Annual Report on Form 10-K/A. See index to consolidated financial statements at Item 8 of this Annual Report on Form 10-K/A.

(2)    Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable or are not required or the required information to be set forth therein is included in the Financial Statements or notes thereto included in a separate section of this Annual Report on Form 10-K/A. See index to consolidated financial statements at Item 8 of this Annual Report on Form 10-K/A.

(3)    Exhibits

See Exhibit Index on page 86 of this Annual Report on Form 10-K/A.

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

(c)    Exhibits

See Exhibit Index on page 86 of this Annual Report on Form 10-K/A.

(d)    Financial Statement Schedules

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    May 6, 2004

INSITE VISION INCORPORATED

By:	/s/ S. KUMAR CHANDRASEKARAN

S. Kumar Chandrasekaran, Ph.D. Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

EXHIBIT INDEX

Number	Exhibit Table

2.1(17)

Agreement and Plan of Merger, dated as of September 22, 2003, by and among InSite Vision Incorporated, a Delaware corporation, Arrow Acquisition, Inc., a Delaware corporation, and Ophthalmic Solutions, Inc., a Delaware corporation.

3.1(1)	Restated Certificate of Incorporation.

3.2(9)	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 11, 1997.

3.3(9)	Certificate of Correction of the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 26, 1997.

3.4(15)	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock as filed with the Delaware Secretary of State on July 3, 2002.

3.5(6)	Amended and Restated Bylaws.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.

4.2(17)	Convertible Debenture Purchase Agreement, dated as of September 22, 2003, by and between Ophthalmic Solutions, Inc. and HEM Mutual Assurance LLC.

4.3(17)	$492,750 1% Convertible Debenture Due September 21, 2008, originally issued by Ophthalmic Solutions, Inc., a Delaware corporation to HEM Mutual Assurance LLC on September 22, 3003.

4.4(17)	$7,250 1% Convertible Debenture Due September 21, 2008, originally issued by Ophthalmic Solutions, Inc., a Delaware corporation to HEM Mutual Assurance LLC on September 22, 3003.

4.5(17)	$500,000 1% Convertible Debenture Due September 21, 2008, originally issued by Ophthalmic Solutions, Inc., a Delaware corporation to HEM Mutual Assurance LLC on September 22, 3003.

10.1(10)	InSite Vision Incorporated 1994 Employee Stock Purchase Plan (As amended and restated through April 17, 2000).

10.2(8HH)	InSite Vision Incorporated 1994 Stock Option Plan (Amended and Restated as of June 8, 1998).

10.3(1HH)	Form of InSite Vision Incorporated Notice of Grant of Stock Option and Stock Option Agreement, with Addenda.

10.4(8HH)	Form of InSite Vision Incorporated Notice of Automatic Option Grant and Non-Employee Director Option Agreement.

10.5(1)	InSite Vision Incorporated 1994 Employee Stock Purchase Plan.

10.6(1)	Form of InSite Vision Incorporated Stock Purchase Agreement.

10.7(1)	Form of InSite Vision Incorporated Employee Stock Purchase Plan Enrollment/Change Form.

10.8(2)	Form of Indemnity Agreement Between the Registrant and its directors and officers.

10.9(2)	Form of Employee’s Proprietary Information and Inventions Agreement.

10.10(3H)	License Agreement dated as of October 9, 1991 by and between the Company and CIBA Vision Corporation, as amended October 9, 1991.

10.11(3H)	Letter Agreement dated February 27, 1992 by and among the Company, Columbia Laboratories, Inc. and Joseph R. Robinson, as amended October 23, 1992.

10.12(7)	Facilities Lease, dated September 1, 1996, between the Registrant and Alameda Real Estate Investments.

Number	Exhibit Table

10.13(4)	Common Stock Purchase Agreement dated January 19, 1996 between the Registrant and the Investors listed on Schedule 1 thereto.

10.14(5H)	ISV-205 License Agreement dated May 28, 1996 by and between the Company and CIBA Vision Ophthalmics.

10.15(5H)	To PreSite License Agreement dated May 28, 1996 by and between the Company and CIBA Vision Ophthalmics.

10.16(5H)	Timolol Development Agreement dated July 18, 1996 by and between the Company and Bausch & Lomb Pharmaceuticals, Inc.

10.17(5H)	Stock Purchase Agreement dated July 18, 1996 by and between the Company and Bausch & Lomb Pharmaceuticals, Inc.

10.18(9H)	License Agreement, dated July 1, 1997, by and between the University of Connecticut Health Center and the Company.

10.19(9H)	License Agreement, dated August 19, 1997, by and between the University of Rochester and the Company.

10.20(11)	Form of Stock and Warrant Purchase Agreement, dated May 1, 2000 by and among the Company and the purchasers thereto.

10.21(12)	Placement Agent Agreement with Ladenburg Thalmann & Co., Inc. dated January 9, 2001.

10.22(13)	Amendment No. 1 to Marina Village Office Tech Lease, dated July 20, 2001 and effective January 1, 2002.

10.23(14H)	License Agreement, dated December 21, 2001 by and between the Company and The University of Connecticut Health Center.

10.24(16)

Form of Senior Secured Notes in the aggregate principal amount of $100,000, each dated May 28, 2003, issued by the Company to the holders listed on the signature pages to the Equipment Lien Agreement included as Exhibit 10.25 hereto.

10.25(16)	Form of Equipment Lien Agreement, dated as of May 28, 2003, between the Company and the holders listed on the signature pages thereto.

10.26(16)

Form of Promissory Notes in the aggregate principal amount of $188,500, dated between June 13, 2003 and June 30, 2003, issued by the Company to certain members of the Company’s Board of Directors, senior management, and stockholders.

10.27(16)	Form of Waiver and Amendment to Promissory Notes to Promissory Notes by and between the Company and the holders of the promissory Notes included as Exhibit 10.26 hereto.

10.28(16)	Form of Senior Secured Note in the principal amount of $400,000, dated July 15, 2003, issued by the Company to S. Kumar Chandrasekaran, Ph.D.

10.29(16)	Form of Senior Secured Note in the principal amount of $50,000, dated July 30, 2003, issued by the Company to MHU Ventures, Inc.

10.30(16)	Form of Security Agreement, dated as of July 15, 2003, between the Company and the holders listed on the signature pages thereto.

10.31(16)	Form of Amendment to July 15, 2003 Security Agreement, dated as of July 30, 2003, by and among the Company and the parties listed on the signature page thereto.

10.32(19H)	ISV-403 Asset Purchase Agreement, dated December 19, 2003, between the Company and Bausch & Lomb, Inc.

16.1(18)	Letter of Ernst & Young, LLP regarding change in certifying account, dated October 28, 2003.

23.1	Consent of Burr, Pilger & Mayer LLP, Independent Auditors.

Number	Exhibit Table

23.2(20)	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to an exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.
(2)	Incorporated by reference to an exhibit in the Company’s Registration Statement on Form S-1 (Registration No. 33-68024) as filed with the Securities and Exchange Commission on August 27, 1993.
(3)	Incorporated by reference to an exhibit in Amendment No. 1 the Company’s Registration Statement on Form S-1 (Registration No. 33-68024) as filed with the Securities and Exchange Commission on September 16, 1993.
(4)	Incorporated by reference to an exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
(5)	Incorporated by reference to an exhibit in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
(6)	Incorporated by reference to an exhibit in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
(7)	Incorporated by reference to an exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.
(8)	Incorporated by reference to exhibits in the Company’s Registration Statement on Form S-8 (Registration No. 333-60057) as filed with the Securities and Exchange Commission on July 28, 1998.
(9)	Incorporated by reference to exhibits in the Company’s Registration Statement on Form S-3 (Registration No. 333-36673) as filed with the Securities and Exchange Commission on September 29, 1997.
(10)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-8 (Registration No. 333-43504) as filed with the Securities and Exchange Commission on August 11, 2000.
(11)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 333-38266) as filed with the Securities and Exchange Commission on June 1, 2000.
(12)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 333-54912) as filed with the Securities and Exchange Commission on February 2, 2001.
(13)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
(14)	Incorporated by reference to an exhibit to the Company’s Annual Report of Form 10-K for the year ended December 31, 2001.
(15)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(16)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2003.
(17)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2003.
(18)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2003.
(19)	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2004.
(20)	Incorporated by reference to an exhibit to the Company’s Annual Report on Form 10-K for year ended December 31, 2003.
(H)	Confidential treatment has been granted with respect to certain portions of this agreement.
(HH)	Management contract or compensatory plan.