Form 10-Q
period 2004-03-31
INSITE VISION INC
filed 2004-05-17
CIK 802724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Registrant’s common stock, $0.01 par value, outstanding as of April 30, 2004: 33,145,018.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2004

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

InSite Vision Incorporated

Consolidated Balance Sheets

(in thousands, except share and per share amounts)	March 31 2004	December 31 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,501	$1,045
Inventories, net	18	19
Prepaid expenses and other current assets	227	91

Total current assets	1,746	1,155

Property and equipment, at cost:
Laboratory and other equipment	824	837
Leasehold improvements	73	73
Furniture and fixtures	3	3

	900	913
Accumulated depreciation	710	664

	190	249

Deferred debt issuance cost	1	1

Total assets	$1,937	$1,405

Liabilities and stockholders’ deficit
Current liabilities:
Short-term notes payable to related parties, unsecured	$294	$326
Short-term notes payable to related parties, secured	466	682
Accounts payable	922	972
Accrued liabilities	935	650
Accrued compensation and related expense	145	160
Deferred gain on sale of assets	1,154	4,616
Deferred rent	147	183

Total current liabilities	4,063	7,589
Convertible note payable (net of beneficial conversion feature of $1)	16	16

Total liabilities	4,079	7,605

Commitments

Stockholders deficit

Common stock, $0.01 par value, 60,000,000 shares authorized; 33,138,778 issued and outstanding at March 31, 2004; 29,253,294 issued and outstanding at December 31, 2003	331	293
Additional paid-in capital	111,096	109,437
Notes receivable from stockholder	(208)	(208)
Accumulated deficit	(113,361)	(115,722)

Stockholders’ deficit	(2,142)	(6,200)

Total liabilities and stockholders’ deficit	$1,937	$1,405

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2004	2003
Revenues	$374	$4

Cost of goods	5	8

Operating expenses:
Research and development	906	1,439
Selling, general and administrative	556	833

Total	1,462	2,272

Loss from operations	(1,093)	(2,276)

Gain on sale of assets	3,462	—
Interest (expense) and other income, net	(8)	3

Net income (loss)	2,361	(2,273)
Preferred dividends	—	41

Net income (loss) applicable to common stockholders	$2,361	$(2,314)

Net income (loss) per share applicable to common stockholders:
Basic	$0.08	$(0.09)

Diluted	$0.08	$(0.09)

Shares used to calculate net loss per share applicable to common stockholders:
Basic	30,548	25,133

Diluted	30,987	25,133

No cash dividends were declared or paid during the periods.

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(in thousands)	2004	2003
Operating activities
Net income (loss)	$2,361	$(2,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59	77
Stock based compensation	13	28
Gain on sale of assets	(3,462)	—
Changes in:
Inventories, prepaid expenses and other current assets	(135)	38
Accounts payable, accrued liabilities, accrued compensation and related expense, and deferred rent	194	(165)

Net cash used in operating activities	(970)	(2,295)

Investing activities
Purchases of property and equipment	—	(23)

Net cash used in investing activities	—	(23)

Financing activities
Issuance of preferred stock	—	2,000
Issuance of common stock, net	1,684	4
Payment of short-term notes payable	(254)	—
Payment of capital lease obligation	(4)	(9)

Net cash provided by financing activities	1,426	1,995

Net increase (decrease) in cash and cash equivalents	456	(323)
Cash and cash equivalents, beginning of period	1,045	1,179

Cash and cash equivalents, end of period	$1,501	$856

Supplemental disclosure:
Non-cash preferred dividends	$—	$41

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Notes to Condensed Consolidated Financial Statements

March 31, 2004

(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for any future period.

The Company operates in one segment, using one measure of profitability to manage its business. Revenues are primarily from one customer located in the United States and all of the Company’s long-lived assets are located in the United States.

The Company’s condensed consolidated financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. Except for 1999 and the quarter ended March 31, 2004, the Company has incurred losses since its inception and the Company expects to incur substantial additional development costs, including costs related to clinical trials and manufacturing expenses. The Company has incurred negative cash flows from operations since inception, including net cash used in operations of $1.0 million for the quarter ended March 31, 2004. As of March 31, 2004, the Company had an accumulated deficit of $113.4 million and a cash and cash equivalents balance of $1.5 million. In these circumstances the Company believes it may not have enough cash to meet its various cash needs for fiscal 2004 unless the Company is able to obtain stockholder approval for the issuance of additional shares related to the private placement it entered into in March 2004. The Company’s plans in this regard include active pursuit of stockholder approval for the final closing of the private placement it entered into in March 2004 and active pursuit of other sources of additional funds, including new license and collaboration agreements. There is no assurance that stockholder approval will be obtained or additional funds or license or collaborative agreements will be available for the Company to finance its operations on acceptable terms, if at all. If such funds are not available, management may cease operations altogether and liquidate its assets at or around the middle of June 2004. Such actions may include significantly reducing its anticipated level of expenditures and/or the sale of rights to certain of its technologies, product candidates or products. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The Company has continued a number of measures it took in 2003 to reduce its short term operating expenses. The measures taken in 2003 included: laying-off approximately 42% of its employees, voluntary salary reductions by its senior management team, ceasing work on all non-critical external activities, extending payment terms on its trade payables, and other cost containment measures. There is no assurance that these expense reduction efforts will enable the Company to continue operations or that if the Company does survive it has not significantly harmed its business or prospects.

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

These condensed consolidated financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

The following are items in our financial statements that require significant estimates and judgments:

Inventories. Our inventories are stated at the lower of cost or market. The cost of the inventories are based on the first-in first-out method. If the cost of the inventory exceeds the expected market value a provision is recorded for the difference between cost and market. At March 31, 2004, our inventories solely consisted of OcuGene kits which are considered finished goods.

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

Revenue related to contract research services is recognized when persuasive evidence of an arrangement exists, the services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. During the quarter ended March 31, 2004, we recognized payments received under the December 2003 Bausch & Lomb agreement of $372,000 as contract and other revenue in accordance with EITF 01-14, Income Statement Characterization of Reimbursement for “Out of Pocket” Expenses Incurred. We incurred approximately $336,000 of costs related to the research and development activities under the related contract.

We receive royalties from licensees based on third-party sales and the royalties are recorded as earned in accordance with contract terms, when third party results are reliably measured and collectibility is reasonably assured.

Revenue related to the sales of our product, the OcuGene glaucoma genetic test, is recognized when all related services have been rendered and collectibility is reasonably assured. The revenue in connection with the asset purchase agreement with Bausch and Lomb will be recognized over the contract period.

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

Pro forma information regarding net income (loss) and net income (loss) per share is required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for the quarters ended March 31, 2004 and 2003, respectively: risk-free interest rates ranging from 0.91% to 4.26%; volatility factors for the expected market price of our common stock of 1.07 and 1.06; and a weighted-average expected life for the options of 4 years.

The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock based employee compensation (in thousands, except per share amounts):

	Quarter Ended March 31:
	2004	2003
Net income (loss) applicable to common stockholders-as reported	$2,361	$(2,314)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(52)	(317)

Net income (loss) applicable to common stockholders-pro forma	$2,309	$(2,631)

Net income (loss) applicable to common stockholders per share:
Basic - as reported	$0.08	$(0.09)

Basic - pro forma	$0.08	$(0.09)

Diluted – as reported	$0.07	$(0.10)

Diluted – pro forma	$0.07	$(0.10)

The weighted average grant date fair value of options granted during the quarters ended March 31, 2004 and 2003 was $0.88 and $0.75, respectively.

For purposes of pro forma disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period.

The pro forma impact of options on the net loss for the quarters ended March 31, 2004 and 2003 is not necessarily representative of the effects on net income (loss) for future quarters, as future quarters will include the effects of additional stock grants.

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended March 31,
(in thousands, except per share amounts)	2004	2003
Numerator:
Net income (loss)	$2,361	$(2,273)
Non-cash preferred stock dividend	—	(41)

Net income (loss) applicable to common stockholders	$2,361	$(2,314)

Denominator:
Weighted-average shares outstanding for basic income (loss) per share	30,548	25,133
Effect of dilutive securities:
Stock options, warrants and convertible notes payable	439	—

Weighted-average shares outstanding for diluted income (loss) per share	30,987	25,133

Basic net income (loss) per share	$0.08	$(0.09)

Diluted net income (loss) per share	$0.08	$(0.09)

Due to the net loss applicable to common stockholders, loss per share for the quarter ended March 31, 2003 is based on the weighted average number of common shares only, as the effect of including equivalent shares from stock options would be anti-dilutive. If the Company had recorded net income, the calculation of earnings per share would have been impacted by the dilutive effect of the Series A-1 Preferred Shares but would not have been effected by the outstanding stock options and warrants priced below the market price of the common shares at March 31, 2003. The following securities have not been included in the calculation of diluted net income (loss) per share as their inclusion would have been anti-dilutive:

	March 31,
	2004	2003
Stock options	2,587,154	2,836,404
Warrants	1,565,353	1,715,353
Preferred stock	—	4,000

	4,152,507	4,555,757

Note 2 - Common Stock

On March 26, 2004, the Company received, net of placement fees, approximately $1.7 million from the initial closing of a private placement totaling $16.5 million. At the initial closing the Company issued 3,880,000 shares of Common Stock and warrants to purchase 1,940,000 shares of Common Stock at an exercise price of $0.75 per share. These warrants were valued using a Black-Scholes option pricing model, assuming no dividend yield, with the following assumptions: risk-free interest rate of 2.64%, volatility of 1.0679 and an expected life of 5 years, resulting in the recording of a stock issue cost of $1.5 million. The final closing is contingent upon the Company receiving stockholder approval for the financing and for an amendment to the Certificate of Incorporation increasing the authorized shares of Common Stock by 60,000,000, and other standard closing conditions. The Company will seek stockholder approval at its June 1, 2004 Annual Meeting.

Note 3 - Subsequent Event

On May 3, 2004, the Company redeemed approximately $18,000 of convertible notes payable assumed by the Company as part of its acquisition of Ophthalmic Solutions, Inc., for approximately $25,000, which included a 40% redemption premium. After this redemption, all of the convertible notes payable have been cancelled either through conversion into the Company’s common stock or redemption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below in “Risk Factors,” as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward- looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence or identification of unanticipated events or previously unidentified events.

The following discussion should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2003.

Overview

As of March 31, 2004, our accumulated deficit was approximately $113.4 million and our cash and cash equivalents were $1.5 million. Absent additional funding from the final closing of the private placement we entered into in March 2004 or other private or public equity or debt financings, collaborative or other partnering arrangements, or other sources, as of March 31, 2004 we expect that our cash on hand, anticipated cash flow from operations and current cash commitments to us will only be sufficient to fund our operations until approximately the middle of June 2004. If we are unable to complete the final closing related to the March 2004 private placement, there is no assurance that such additional funds will be available for us to finance our operations on acceptable terms, if at all. If such funds are not available, management will be required to cease all operations and liquidate our remaining assets, most of which are pledged as security for to an officer who is also a board member. Our condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to obtain funding and resultant ceasing of operations. There can be no assurance that we will ever achieve or be able to maintain either significant revenues from product sales or profitable operations.

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

In 2003 we faced significant challenges related to our lack of financial resources. To continue our operations we took actions to reduce our cash usage including:

•	laying-off approximately 42% of our personnel;

•	senior management voluntarily reduced their salaries;

•	we placed several development programs on hold including expansion of our ISV-900 technology, ISV-014 our retinal delivery device, and treatments for retinal diseases;

•	slowed the clinical activities related to ISV-401; and

•	we instituted other cash saving actions including extending the payment of our liabilities.

With our limited resources we are focusing our research and development and commercial efforts on the following:

•	ISV-401, a DuraSite formulation of azithromycin, an antibiotic not currently used in ophthalmology; and

•	ISV-403, a DuraSite formulation of a fourth generation fluoroquinolone (contract research for Bausch & Lomb);

•	targeted activities to support the market introduction of our OcuGene glaucoma genetic test based on our ISV-900 technology.

ISV-403. In February 2003 we filed an IND for our ophthalmic antibiotic product candidate ISV-403, which was the first milestone under the August 2002 license agreement with Bausch & Lomb and resulted in the receipt of $2.0 million from the sale of Series A-1 Preferred Stock. In April 2003 we began a Phase 1 clinical trial of ISV-403 and in June 2003 the dosing for the study was completed. In December 2003 we sold the ISV-403 product candidate to Bausch & Lomb, which resulted in the receipt of $1.5 million in cash, the return of the $4.0 million of Series A-1 Preferred Stock, and the related dividends, to us for cancellation, and provides for royalties on future product sales, if any. While we will be providing contract research services into the second quarter of 2004, due to the sale, Bausch & Lomb now is responsible for the further clinical development of the product and we will be able to focus our development efforts on our ISV-401 product candidate.

ISV-401. We have developed a topical formulation of the antibiotic azithromycin, an antibiotic with a broad spectrum of activity that is widely used to treat respiratory and other infection in its oral and parenteral forms, to treat bacterial conjunctivitis and other infections of the outer eye. The key advantages of ISV-401 include a significantly reduced dosing regimen (6 doses vs. 36 doses for comparable products), the high and persistent levels of azithromycin achieved in the tissues of the eye and its wide spectrum of activity. Product safety and efficacy have been demonstrated, respectively, in Phase 1 and Phase 2 clinical trials. The Phase 2 study compared an ISV-401 formulation containing 1% azithromycin to a placebo. The results of this study showed that the ISV-401 formulation was statistically significantly more effective than placebo in bacterial eradication and clinical cure, which includes reduction in inflammation and redness. As a result of our ‘End of Phase 2 Meeting’ with the FDA early in 2003, we intended to initiate two pivotal Phase 3 clinical trials. Due to our financial constraints the initiation of the trials was delayed and currently is planned for the second quarter of 2004. We anticipate conducting the trials in the United States including both children and adults to permit aggressive enrollment of the subjects necessary to complete the studies. We further anticipate that the primary endpoints of both trials will be microbial eradication and clinical cure. Our ability to execute on these clinical plans will be dependent upon the receipt of funds from the final closing related to our March 2004 private placement.

In 2003 we secured a new source for the active ingredient and have a contract-manufacturing site for production of clinical trial supplies and registration batches. The supplies are being manufactured under the supervision of our personnel. We are planning to manufacture the registration batches needed to support the filing of the NDA at this contract facility in the second quarter of 2004. We anticipate that our contract manufacturing facility will be ready for inspection by the FDA at the time of our NDA submission.

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

Since our inception through the end of 2001, we had not received any revenues from the sale of our products, although we have received a small amount of royalties from the sale of our AquaSite product by CIBA Vision and Global Damon. In the fourth quarter of 2001, we commercially launched our OcuGene glaucoma genetic test and early in 2002 we began to receive a small amount of revenues from the sale of this test. With the exception of 1999 and the quarter ended March 31, 2004, we have been unprofitable since our inception due to continuing research and development efforts, including preclinical studies, clinical trials and manufacturing of our product candidates. We have financed our research and development activities and operations primarily through private and public placement of our equity securities, issuance of convertible debentures and, to a lesser extent, from collaborative agreements and bridge loans.

Results of Operations

Revenues.

We had total net revenues in the first quarter of 2004 and 2003 of $374,000 and $4,000, respectively. In the first quarter of 2004, 99% of the net revenues was from contract research activities. Sales of OcuGene represented 1% and 100% of the net revenues in the first quarter of 2004 and 2003, respectively. The increase in revenue is due to contract research activities conducted for Bausch & Lomb in 2004 under the ISV-403 Asset Purchase Agreement. We recognize revenue when all services have been performed and collectibility is reasonably assured. Accordingly, revenue for the sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product.

Cost of goods.

Cost of goods of $5,000 and $8,000 for the first quarter of 2004 and 2003 respectively, reflect the cost of OcuGene tests performed as well as the cost of sample collection kits distributed for use. The decrease reflects the lower number of sample collection kits distributed for use in the first quarter of 2004.

Research and development.

Research and development expenses decreased to $0.9 million during the first quarter of 2004 from $1.4 million during the first quarter of 2003. This 36% decrease reflects the continuation of the cost containment efforts initiated in the second quarter of 2003. Research and development personnel decreased by 54% resulting mainly from the lay-offs we effected in June 2003. The reduction in personnel and the voluntary salary reductions by our senior management resulted in a decrease in personnel related costs of 64% in the first quarter of 2004 compared to the first quarter of 2003. Additionally, we also continued to reduce our financial support of the research related to our genetics programs by not renewing certain research contracts pending the receipt of additional funding. As much of this research is conducted at external academic centers, we were able to scale back this research without incurring termination costs.

Selling, general and administrative.

Selling, general and administrative expenses decreased to $556,000 in the first quarter of 2004 from $833,000 in the first quarter of 2003. This decrease reflects the 70% reduction in personnel-related costs due to the impact of voluntary salary reductions by members of our senior management and the layoff of 3 people in June 2003. Additionally, selling expenses related to the initial market introduction of OcuGene, such as advertising and our consultants decreased 68%.

Our expenses for the year ended December 31, 2004 will be dependent upon the final closing of the March 26, 2004 private placement. If the final closing occurs, we anticipate that our R&D expenses will increase by approximately 50% from levels incurred in the year ended December 31, 2003. This increase will mainly reflect the anticipated initiation of two Phase 3 clinical trials for our ISV-401 product candidate. We anticipate that we will continue the suspension of activity on our other product candidates absent additional funding. Also, we anticipate that if the final closing of the March 2004 private placement occurs, our selling, general and administrative costs will remain consistent with 2003 levels. We anticipate that the expense reductions related to the scale-back of marketing activities related to OcuGene will continue in 2004 and selective additions may be made to headcount. We also anticipate that salaries voluntarily reduced for the members of senior management will be increased to their previous levels. If we are unable to complete the final closing of the March 2004 private placement, there is no assurance that additional funds will be available for us to finance our operations on acceptable terms, if at all. If such funds are not available, management will likely be required to cease all operations and liquidate our remaining assets, most of which is secured by a note to an officer who is also a board member.

Gain on sale of assets.

The gain on sale of assets reflects the sale of the ISV-403 product candidate to Bausch & Lomb in December 2003. We received $1.5 million in cash and Bausch & Lomb surrendered the $4.0 million of Series A-1 Preferred Stock, plus accumulated dividends, we issued to them under the August 2002 License and Preferred Stock Purchase Agreements. The total gain will be recognized over the five-month period that we have an obligation to provide contract research support for ISV-403, which began in December 2003. We recognized $3.5 million of the gain in the first quarter of 2004.

Interest, other income and expenses.

Net interest, other income and expense was an expense of $8,000 in the first quarter of 2004 compared to income of $3,000 in 2003. This change principally reflects the interest expense related to the debt discount of the convertible debentures, interest expense related to the short-term notes payable and to lower average cash balances.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of debt and equity securities, equipment and leasehold improvement financing, other debt financing and payments under corporate collaborations. At March 31, 2004, our cash and cash equivalents balance was $1.5 million. It is our policy to invest our cash and cash equivalents, if any, in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt.

In March 2004, we received approximately $1.7 million, net of placement fees, from the initial closing of a total private placement of up to $16.5 million. Our ability to receive the remainder of the funds at the final closing is subject to receipt of stockholder approval of the final closing of the placement and of the increase in our authorized shares necessary to issue both the Common Stock to be issued in the final closing of the placement and the Common Stock issuable upon the exercise of the warrants issued as part of the final closing of the placement, and satisfaction of other standard conditions contained in the subscription agreements. We will be seeking the necessary stockholder approval at our Annual Meeting, which is scheduled to take place on June 1, 2004.

Our auditors have included an explanatory paragraph in their audit report referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern. Absent additional funding from the final closing related to the March 2004 private placement, other private or public equity or debt financings, collaborative or other partnering arrangements, asset sales, or other sources, we expect that our cash on hand, anticipated cash flow from operations and current cash commitments to us will only be adequate to fund our operations until approximately the middle of June 2004. If we are unable to complete the final closing of the March 2004 private placement or secure sufficient additional funding prior to the middle of June 2004, we will need to cease operations and liquidate our assets, most of which is pledged as security to an officer who is also a board member. Our financial statements were prepared on the assumption that we will continue as a going concern and do not include any adjustments that might result should we be unable to continue as a going concern.

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

Net cash used in operating activities was $1.0 million and $2.3 million for the three months ended March 31, 2004 and 2003, respectively. The decrease in net cash used in operating activities reflected the recognition of $374,000 of contract revenue from Bausch & Lomb in the first quarter of 2004 and expense reductions due to the cost containment efforts initiated in the second quarter of 2003. Operating activities in the first quarter of 2004 related primarily to research and development expenditures for our antibiotic program ISV-401 and under the research contract with Bausch & Lomb on ISV-403.

Net cash used in investing activities of $23,000 in the first quarter 2003 reflected the acquisition of laboratory and other equipment related to the manufacture of Phase 1 and Phase 2 clinical units in our pilot facility.

Net cash provided by financing activities was $1.4 million in the first quarter of 2004 compared to $2.0 million in the first quarter of 2003. We received net proceeds of $1.7 million from the issuance of 3.9 million shares of common stock in the initial closing of the March 2004 private placement. We received $2.0 million in the first quarter of 2003 from the issuance of our 2,000 shares of our Series A-1 preferred stock to Bausch & Lomb related to the ISV-403 license agreement. We received $4,000 and $4,000 in the first quarter of 2004 and 2003, respectively from the issuance of our common stock from the exercise of stock options by employees. In the first quarter of 2004, we also made $254,000 of payments on our short-term borrowings and $4,000 of payments on capital leases for certain laboratory equipment in the first quarter of 2004 compared to $9,000 in the first quarter of 2003.

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

RISK FACTORS

We Require Immediate Significant Additional Funding to Continue our Operations and If We Are Unable to Complete the Final Closing Related to a March 2004 Private Placement Agreement We Have Entered Into, or If We Do Not Receive Additional Funding From Other Sources, We Will Cease Operations and Liquidate our Assets

Our independent auditors included an explanatory paragraph in their audit report referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern. On March 26, 2004, we raised gross proceeds of $1.9 million (before transaction fees and expenses) through the initial closing of a private placement of our common stock and warrants to purchase common stock which we believe will provide us the funds to operate for an additional 60 to 90 days after the initial closing. During this period we will be seeking the stockholder approval necessary to complete the final closing related to this private placement, which if it occurs will yield additional proceeds of approximately $14.6 million (before transaction fees and expenses). We will be unable to complete the final closing if we are unable to obtain the required stockholder approval, if we suffer a “material adverse change” (as such term is defined in the Subscription Agreement related to the private placement) which is not waived by investors in the private placement or if any other condition to the final closing is not met and not waived by the Subscribers if capable of being waived. Also, pursuant to the terms of the private placement we are generally prohibited from raising additional financing through the issuance of securities during the period from the initial closing through the earlier to occur of the final closing or June 30, 2004 a date that at our sole discretion we can extend, which could significantly harm our ability to continue operations if the final closing does not occur. If we are unable to complete the final closing or obtain additional funding from private or public equity or debt financings, collaborative or other partnering arrangements, asset sales or other sources, management will be required to cease all operations and liquidate our remaining assets. If this occurs, our stockholders would likely lose their entire investment in us.

We are seeking longer term additional funding through the final closing of the private placement we entered into in March 2004 and through potential public or private equity or debt financings, collaborative or other partnering arrangements, asset sales and from other sources. However, our current financial situation may harm our ability to obtain additional funding and could make the terms of any such funding, if available, significantly less favorable than would otherwise be the case. Our board of directors has the authority to determine the price and terms of any sale of common stock and the rights, preferences and privileges of any preferred stock or debt or other security that is convertible into or exercisable for the common stock. The terms of any securities issued to future investors may be superior to the rights of our common stockholders and could result in substantial dilution and could adversely affect the market price for our common stock. If we raise funds through the issuance of debt securities, such debt will likely be secured by a security interest or pledge of all of our assets, will require us to make principal and interest payments, would likely include the issuance of warrants, and may subject us to restrictive covenants. If we do not obtain such long term financing either through the final closing of the March 2004 private placement or otherwise, we would have to cease operations and liquidate our assets.

We Will Need Stockholder Approval to Amend Our Certificate of Incorporation and to Comply with Regulations of The American Stock Exchange in Order to Conduct the Final Closing of the March 2004 Private Placement and If We Do Not Receive such Stockholder Approval, We Will Not Be Able to Complete the Final Closing, We Will Be Required to Pay Certain Penalties, and We May be Required to Cease Operations and Liquidate our Assets

We do not currently have enough authorized shares of common stock to issue the shares of our common stock and warrants to purchase common stock in the final closing of the March 2004 private placement. Prior to and as a condition of the final closing of such private placement, the holders of a majority of the shares of our common stock will need to approve an amendment to our certificate of incorporation to increase the number of shares of Common Stock we are authorized to issue in an amount sufficient to enable us to issue the common stock and related warrants to be issued in the final closing of the private placement and we will need to file this amendment with the Secretary of State of the State of Delaware. In addition, since our stock is listed on The American Stock Exchange, or AMEX, under applicable AMEX regulations prior to and as a condition of the final closing of the private placement, the holders of a majority of our common stock must approve the issuance of the securities to be issued in the final closing since such issuance will constitute an issuance of 20% or more of our outstanding common stock immediately prior to the initial closing at a price per share below the fair market value of our common stock at the initial closing.

Our stockholders will incur substantial dilution if the final closing of the March 2004 private placement occurs, and this might negatively affect our chances of receiving stockholder approval. Moreover, if we do not receive the requisite stockholder approval within the required period, we will be required to pay certain cash penalties to the investors in the March 2004 private placement and even if we subsequently receive stockholder approval the investors in the private placement can refuse to invest in the final closing, either of which would significantly harm our business and our financial condition. In addition, if we are unable to complete the final closing, we will likely not have sufficient funds to continue our business, and we will have to attempt to conduct another round of financing, if available, or go out of business, in which case our stockholders will likely be significantly diluted or lose their entire investment. Furthermore, in between the initial closing and final closing of the March 2004 private placement, provisions in the subscription agreements for that private placement impose significant restrictions on our ability to raise capital through the sale of additional securities other than those contemplated by the private placement.

Even if the Final Closing of the March 2004 Private Placement Occurs, or We Are Able to Secure Alternative Long Term Financing in the Event the Final Closing Does Not Occur, the Proceeds From Such Financings Will Not Fund Our Business Indefinitely. We Will Eventually Need to Seek Additional Funding or Partnering Arrangements that Could Be Dilutive to Our Stockholders and Could Negatively Affect Us and Our Stock Price.

Assuming we are able to raise additional funding to continue our operations beyond the next 60 to 90 days, either through the final closing of the March 2004 private placement or an alternative financing arrangement if the final closing does not occur, we only expect the proceeds to us expected from the private placement to enable us to continue our operations as currently planned until approximately the third quarter of 2005. At that point, or earlier if circumstances change from our current expectations, we will require additional funding. The terms of any securities issued to future investors may be superior to the rights of our then current stockholders, and could result in substantial dilution and could adversely affect the market price for our common stock. If we raise funds through the issuance of debt securities, such debt will likely be secured by a security interest or pledge of all of our assets, will require us to make principal and interest payments, would likely include the issuance of warrants, and may subject us to restrictive covenants. If we do not obtain such additional financing when required, we would likely have to cease operations and liquidate our assets.

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

If We Do Not Receive Additional Funding When Needed to Continue Our Operations, Whether Before or After the Final Closing of the March 2004 Private Placement, We Will Likely Cease Operations and Liquidate Our Assets, Which are Secured by Notes Payable to Our Chief Executive Officer

In the event that we are unable to secure additional funding when required to continue our operations, we will likely be forced to wind down our operations, either through liquidation, voluntary or involuntary bankruptcy or a sale of our assets, regardless of whether such event occurred before or after the final closing of the March 2004 private placement. Our chief executive officer has outstanding loans to us in an aggregate principal amount of $503,000, $400,000 of which is secured by a lien on substantially all of our assets including our intellectual property. The notes issued by us in connection with these loans are due on the earlier to occur of March 31, 2007 or 30 days subsequent to the successful completion of a pivotal Phase III clinical trial with ISV 401. In the event that we wind down operations, whether voluntarily or involuntarily, while these secured loans are outstanding, this security interest enables our chief executive officer to control the disposition of these assets. If we are unable to repay the amounts due under the secured notes when due, our chief executive officer could cause us to enter into involuntary liquidation proceedings in the event we default on our obligations. If we wind down our operations for any reason, it is likely that our stockholders will lose their entire investment in us.

Our Management has Undertaken a Number of Measures to Reduce our Operating Expenses, but These Measures Will Not Alone be Sufficient to Enable us To Continue Operations Beyond the Middle of June 2004 and May Have Other Negative Consequences

Our management has implemented plans designed to reduce our cash requirements through reductions in operating expenditures. The actions we took during the year ended December 31, 2003 included laying-off approximately 42% of our employees, voluntary salary reductions by our senior management team, ceasing work on all non-critical projects, extending payment terms on our trade payables, working with our landlord to restructure our lease obligations, and other cost containment measures. Of the 16 employees laid-off, 3 were general and administrative personnel and 13 were across the various research and development departments. These lay-offs resulted in savings of approximately $530,000 in compensation and benefit costs. The voluntary salary reductions agreed upon between senior management and the Company resulted in approximately $720,000 of savings in compensation and benefit costs. The Company scaled back its marketing and sales activities related to the OcuGene product, which resulted in approximately $950,000 of savings. Additionally, the Company placed development of its ISV-014 retinal device, its ISV-900 genetic research and ISV-205 glaucoma product candidate on hold, which resulted in expense reductions of approximately $1,040,000. The Company also minimized its operating expenses by reducing its travel and entertainment, renegotiated or terminated facility and equipment support contracts where possible, limiting expenditures for equipment and taking other similar expense reduction actions. Although it is not possible to anticipate all potential effects the implementation of these expense control measures will have on us or our development, these activities have and could continue to delay the initiation of Phase 3 clinical trials on ISV-401 and have and could continue to impact our ability to promote OcuGene. The extent and ramifications of these delays will be dependent upon our ability to raise additional financing, the timing of the receipt of financing and the amount of such financing, if any. However, even with these expense reductions, the funds from the initial closing of the March 2004 private placement, our current cash on hand, anticipated cash flow from operations and current cash commitments to us are only sufficient to fund our operations through approximately the middle of June 2004. If we are unable to complete the final closing of the March 2004 private placement or another financing transaction, collaborative arrangement or asset sale prior to that time, we will cease operations and liquidate our assets. In addition, there is no assurance that these expense reduction efforts will enable us to continue operations or that if we do survive we have not significantly harmed our business or prospects.

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

The Initial Closing of the March 2004 Private Placement Triggered Anti-Dilution Adjustments Under the Terms of Certain Outstanding Securities Convertible into or Exercisable for Shares of Our Common Stock and Additional Anti-Dilution Adjustments Could Be Triggered by the Final Closing of the March 2004 Private Placement, Which Would Be Dilutive to Our Stockholders.

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

It Is Difficult to Evaluate Our Business Because We Are in an Early Stage of Development and Our Technology Is Untested

We are in an early stage of developing our business. We have only received an insignificant amount of royalties from the sale of one of our products, an over-the-counter dry eye treatment, and in 2002 we began to receive a small amount of revenues from the sale of our OcuGene glaucoma genetic test. Before regulatory authorities grant us marketing approval for additional products, we need to conduct significant additional research and development and preclinical and clinical testing. All of our products are subject to risks that are inherent to products based upon new technologies. These risks include the risks that our products:

•	are found to be unsafe or ineffective;

•	fail to receive necessary marketing clearance from regulatory authorities;

•	even if safe and effective, are too difficult or expensive to manufacture or market;

•	are unmarketable due to the proprietary rights of third parties; or

•	are not able to compete with superior, equivalent, more cost-effective or more effectively promoted products offered by competitors.

Therefore, our research and development activities may not result in any commercially viable products.

We Have a History of Operating Losses and We Expect to Continue to Have Losses in the Future

We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that did not prove to have commercial potential. As of March 31, 2004, our accumulated deficit was approximately $113.4 million. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties or other revenues from sales of our products. In addition, we recognize revenue when all services have been performed and collectibility is reasonably assured, accordingly, revenue for the sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product. In addition, due to this delay in revenue recognition, our revenues recognized in any given period may not be indicative of our then current viability and market acceptance of our OcuGene product.

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

We Are Dependent Upon Key Employees and We May Not Be Able to Retain or Attract Key Employees, and Our Ability to Attract and Retain Key Employees is Likely to be Harmed by Our Current Financial Situation

We are highly dependent on Dr. Chandrasekaran, who is our chief executive officer, president and chief financial officer, and Dr. Lyle Bowman, our vice president, development and operations. The loss of services from either of these key personnel might significantly delay or prevent the achievement of planned development objectives. We carry a $1.0 million life insurance policy on Dr. Chandrasekaran under which we are the sole beneficiary, however in the event of the death of Dr. Chandrasekaran such policy would be unlikely to fully compensate us for the hardship such a loss would cause us. Furthermore, a critical factor to our success will be recruiting and retaining qualified personnel. Competition for skilled individuals in the biotechnology business is highly intense, and we may not be able to continue to attract and retain personnel necessary for the development of our business. Our ability to attract and retain such individuals is likely to be significantly reduced by our current financial situation and our past reductions in force. For example, we have recently laid-off approximately 42% of our employees and our senior management has agreed to accept reduced salaries. Although we are not aware of any plans of our management or scientific personnel to leave us, these measures and other cost reduction measures we have undertaken make it more likely that such individuals will seek other employment opportunities and may leave our company permanently. The loss of key personnel or the failure to recruit additional personnel or to develop needed expertise could harm our business.

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

A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with our technologies or patent applications. Such conflicts could limit the scope of the patents, if any, we may be able to obtain or result in the denial of our patent applications or block our rights to exploit our technology. In addition, if the United States Patent and Trademark Office or foreign patent agencies have issued or issue patents that cover our activities to other companies, we may not be able to obtain licenses to these patents at all, or at a reasonable cost, or be able to develop or obtain alternative technology. If we do not obtain such licenses, we could encounter delays in or be precluded altogether from introducing products to the market. For example, we are aware that the European Patent Office has issued a notice of allowance to Pfizer on a patent covering the use of azithromycin once a day in a topical formulation to treat bacterial infections in the eye. We may conclude that we require a license under this patent to develop or sell ISV-401 in Europe, which may not be available on reasonable commercial terms if at all.

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

We may not be able to enter into arrangements with third parties with ophthalmic or diagnostic industry experience on acceptable terms or at all. If we are not successful in concluding such arrangements on acceptable terms, or at all, we may be required to establish our own sales force and significantly expand our marketing organization, despite the fact that we have no experience in sales, marketing or distribution. Even if we do enter into collaborative relationships, as we have experienced with Pharmacia, these relationships can be terminated forcing us to seek alternatives. We may not be able to build a marketing staff or sales force and our sales and marketing efforts may not be cost-effective or successful.

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

We currently have a single supplier for azithromycin, the active drug incorporated into our ISV-401 product candidate. The supplier has submitted a Drug Master File on the compound with the FDA and is subject to the FDA’s review and oversight. If the FDA were to identify issues in the production of the drug that the supplier was unable to quickly resolve, or other issues were to arise that impact production, our ability to continue with the development, and potentially the commercial sale if the product is approved, could be interrupted and would harm our business. Additional suppliers for this drug exist, but qualification of an alternative source could be time consuming, expensive and could result in a delay that could harm our business and there is no guarantee that these additional suppliers can supply sufficient quantities at a reasonable price, or at all. In addition, we do not currently have a contractual agreement with this supplier of azithromycin and consequently this supplier is not obligated to provide us any particular quantities of the drug.

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

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have compounds competitive with ours already approved or in development including Zymar and Ocuflox by Allergan, Vigamox and Ciloxan by Alcon, Quixin by Santen and Chibroxin by Merck. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:

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

Our Use of Hazardous Materials May Pose Environmental Risks and Liabilities Which May Cause Us to Incur Significant Costs

Our research, development and manufacturing processes involve the controlled use of small amounts of hazardous solvents used in pharmaceutical development and manufacturing, including acetic acid, acetone, acrylic acid, calcium chloride, chloroform, dimethyl sulfoxide, ethyl alcoholc hydrogen chloride, nitric acid, phosphoric acid and other similar solvents. We retain a licensed outside contractor that specializes in the disposal of hazardous materials used in the biotechnology industry to properly dispose of these materials, but we cannot completely eliminate the risk of accidental contamination or injury from these materials. Our cost for the disposal services rendered by our outside contractor was approximately $6,000. $17,000 and $7,000 for the years ended 2003, 2002 and 2001, respectively. In the event of such an accident involving these materials, we could be held liable for any damages that result, and any such liability could exceed our resources. Moreover, as our business develops we may be required to incur significant costs to comply with federal, state and local environmental laws, regulations and policies, especially to the extent that we manufacture our own products.

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

In July 2003, we issued a $400,000 short-term senior secured note payable to Dr. Chandrasekaran, our chief executive officer, chief financial officer and a member our board of directors, for cash. This note bear an interest rate of five and one-half percent (5.5%) and is due on the earlier to occur of March 31, 2007 or 30 days subsequent to the successful completion of a pivotal Phase III clinical trial with ISV 401 and is secured by a lien on substantially all of our assets including our intellectual property and certain other equipment secured by the lessor of such equipment.

This security interest enables Dr. Chandrasekaran to control the disposition of these assets in the event of our liquidation. If we are unable to repay the amounts due under this note, he could, or cause us to, enter into involuntary liquidation proceedings in the event we default on our obligation.

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

Further, conversions of convertible securities and the sale of the shares of our Common Stock underlying those convertible securities, such as the warrants issued to Xmark and others, could cause a significant decline in the market price for our common stock. Additionally, the warrants issued to Xmark contain anti-dilution provisions that would decrease the conversion or exercise price of these instruments and, in the case of the Xmark warrants, result in increase in the number of shares of our common stock issuable under them. We have not paid any cash dividends on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

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

We Have Adopted and Are Subject to Anti-Takeover Provisions That Could Delay or Prevent an Acquisition of Our Company and Could Prevent or Make it More Difficult to Replace or Remove Current Management

Provisions of our certificate of incorporation and bylaws may constrain or discourage a third party from acquiring or attempting to acquire control of us. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, such provisions could also prevent or make it more difficult for our stockholders to replace or remove current management and could adversely affect the price of our common stock if they are viewed as discouraging takeover attempts, business combinations or management changes that stockholders consider in their best interest. Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock, 15,000 of which have been designated as Series A-1 Preferred Stock. Our board of directors has the authority to determine the price, rights, preferences, privileges and restrictions, including voting rights, of the remaining unissued shares of preferred stock without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible financings, acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, even if the transaction might be desired by our stockholders. Provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving us, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless conditions set forth in the Delaware General Corporation Law are met. The issuance of preferred stock or Section 203 of the Delaware General Corporate Law could also be deemed to benefit incumbent management to the extent these provisions deter offers by persons who would wish to make changes in management or exercise control over management. Other provisions of our certificate of incorporation and bylaws may also have the effect of delaying, deterring or preventing a takeover attempt or management changes that our stockholders might consider in their best interest. For example, our bylaws limit the ability of stockholders to remove directors and fill vacancies on our board of directors. Our bylaws also impose advance notice requirements for stockholder proposals and nominations of directors and prohibit stockholders from calling special meetings or acting by written consent.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates.

We invest our excess cash in investment grade, interest-bearing securities. At March 31, 2004, we had approximately $1.5 million invested in money market mutual funds. While a hypothetical decrease in market interest rates by 10 percent from the March 31, 2004 levels would cause a decrease in interest income, it would not result in a loss of the principal. Additionally, the decrease in interest income would not be material.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Chief Executive Officer, President and Chief Financial Officer (the “Certifying Officer”) evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the Commission is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that the information is communicated to the certifying officers on a timely basis. The Certifying Officer concluded, based on his evaluation, that the Company’s disclosure controls and procedures are effective for the Company, taking into consideration the size and nature of the Company’s business and operations.

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

On or about October 8, 2003, Thai Nguyen (“Nguyen”) filed a complaint in the Superior Court of California, County of San Francisco (No. CGC 03425230) against us, our CEO Kumar Chandrasekaran, the Regents of the University of California (“Regents”) and two individuals associated with Regents. In essence, Nguyen alleges that we breached an obligation to continue supporting his research; he has also made a variety of other related claims and allegations against us and the other defendants. Nguyen filed a motion to enjoin us during the pendency of the litigation from alienating the license rights held by us relating to the subject of Nguyen’s research, and this motion was denied. We (and Dr. Chandrasekaran) filed a demurrer challenging certain aspects of the complaint which was granted in large part by written order dated April 7, 2004. The Court permitted Nguyen to file a First Amended Complaint, and Nguyen in fact did so on or about April 22, 2004. A response to the First Amended Complaint has not yet been filed by either us or by Dr. Chandrasekaran.

While the amount of monetary relief is not specifically quantified in the First Amended Complaint, in general Nguyen seeks to enforce a claimed agreement which states that we would pay him between $100,00 and $200,000 in annual laboratory support “for the life of patent” and bonus payments of approximately $60,000. Nguyen also seeks relief in connection with 30,000 shares of our stock provided to him by us but which he gave back at the direction of Regents. The First Amended Complaint also seeks unspecified punitive damages, attorneys’ fees and other damages and relief (including an exclusive, royalty free license to certain patents).

Item 2. Changes in Securities and Use of Proceeds.

On March 26, 2004, we completed the initial closing of a private placement to accredited investors of shares of our common stock and warrants to purchase shares of common stock pursuant to subscription agreements entered into between us and such investors. These securities were sold pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended and Section 4(2) of the Securities Act of 1933, as amended. Pursuant to the terms of the subscription agreements the subscribers agreed to purchase from us an aggregate of 1,650 units at an aggregate offering price of $16.5 million, of which 194 units, consisting of an aggregate of 3,880,000 shares of our common stock and warrants to purchase 1,940,000 shares of our common stock were sold at the initial closing and the remaining 1,456 units, consisting of an aggregate of 29,120,000 shares of our common stock and warrants to purchase 14,560,000 shares of our common stock, will be sold at the final closing. The final closing is subject to and conditioned upon approval of such closing and the transactions contemplated thereby by our stockholders and certain other conditions set forth in the subscription agreements.

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

Paramount BioCapital, Inc. acted as the placement agent for the March 2004 private placement and received, in the aggregate, approximately $120,000 in fees for such services in the initial closing. In addition, if the final closing occurs, the placement agent will receive a non-redeemable five year warrant exercisable for 750,000 shares of common stock at an exercise price of $0.55 per share and will receive additional fees for services. As long as the placement agent and its affiliates beneficially own at least 33% of the Securities issued to them in the March 2004 private placement, the placement agent will be entitled to designate a nonvoting observer who may attend all meetings of our Board of Directors.

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

In addition, not later than 15 days after the final closing, we are required to file a registration statement with the Securities and Exchange Commission, or the SEC, with respect to the resale of the shares of Common stock

(i) included in the units; (ii) issuable upon exercise of the Warrants included in the units; (iii) issuable upon exercise of the placement warrants, and issuable pursuant to any penalties under the subscription agreements (collectively, the “Registrable Shares”). If we fail to file the registration statement within such period, we are required to issue to the subscribers (on a pro-rata basis) additional Class B Warrants to purchase a number of shares of common stock equal to 1% of the shares of common stock, on a fully diluted basis, issued to subscribers in the March 2004 private placement for each 15 day period the registration statement remains unfiled, up to a maximum of Class B Warrants in the aggregate (on a pro-rata basis) to purchase an additional 4% of the common stock, on a fully diluted basis, issued to subscribers in the private placement.

If we do not receive stockholder approval by 15 days after the Termination Date, we must file a registration statement with the SEC with respect to the resale of the shares of common stock (i) included in the units sold in the initial closing and (ii) issuable upon exercise of the Warrants included in the units sold in the initial closing. If we fail to file the registration statement within such period then it is required to pay to subscribers (on a pro-rata basis) a cash payment equal to 1% of the gross proceeds raised in the initial closing for each 15 day period the registration atatement remains unfiled, up to a maximum (on a pro-rata basis) of 4% of the initial closing gross proceeds.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

a) The exhibits listed on the Exhibit Index (following the signature section of this Quarterly Report) are included or incorporated by reference, in this Quarterly Report.

b) Reports of Form 8-K

On January 14, 2004, we filed a Current Report on Form 8-K reporting under Item 2 the completed the sale of our drug candidate ISV-403 to Bausch & Lomb Incorporated pursuant to an ISV-403 Purchase Agreement on December 19, 2003 and a License Agreement on December 30, 2003.

On February 24, 2004, we filed a Current Report on Form 8-K reporting under Item 4 that we had engaged Burr, Pilger & Mayer LLP as our new independent accountant.

On March 29, 2004, we filed a Current Report on Form 8-K reporting under Item 5 the completion of the initial closing of a private placement entered into on March 26, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSITE VISION INCORPORATED

Dated: May 17, 2004	by:	/s/ S. Kumar Chandrasekaran, Ph.D.
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