Form 10-Q
period 2004-06-30
INSITE VISION INC
filed 2004-08-16
CIK 802724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended _________JUNE 30, 2004____________________________________
or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________________ to ____________________________
Commission File Number: ___________0-22332___________________________________________

INSITE VISION INCORPORATED (Exact name of registrant as specified in its charter)

________________Delaware______________________ (State or other jurisdiction of incorporation or organization)	_______________94-3015807_______________ (I.R.S. Employer Identification No.)

_____965 Atlantic Avenue, Alameda, California_______ (Address of principal executive offices)	_________________94501__________________ (Zip Code)

__________________________________(510) 865-8800___________________________________________ (Registrant's telephone number, including area code)
__________________________________________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Registrant’s common stock, $0.01 par value, outstanding as of July 31, 2004: 62,371,069.

QUARTERLY REPORT ON FORM 10-Q
FOR THE SIX MONTHS ENDED JUNE 30, 2004

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

InSite Vision Incorporated
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2004	2003

Assets
Current assets:
Cash and cash equivalents	$11,903	$1,045
Inventories, net	18	19
Prepaid expenses and other current assets	285	91

Total current assets	12,206	1,155

Property and equipment, at cost:
Laboratory and other equipment	564	837
Leasehold improvements	73	73
Furniture and fixtures	-	3

	637	913

Accumulated depreciation	503	664

	134	249

Deferred debt issuance cost	-	1

Total assets	$12,340	$1,405

Liabilities and stockholders' equity (deficit)
Current liabilities:
Short-term notes payable to related parties, unsecured	$251	$326
Short-term notes payable to related parties, secured	411	682
Accounts payable	885	972
Accrued liabilities	528	650
Accrued compensation and related expense	151	160
Deferred gain on sale of assets	-	4,616
Deferred rent	110	183

Total current liabilities	2,336	7,589
Convertible note payable (net of beneficial conversion feature of $1 as of December 31, 2003)	-	16

Total liabilities	2,336	7,605

Commitments

Stockholders’ equity (deficit)

Common stock, $0.01 par value, 120,000,000 shares authorized; 62,371,069 issued and outstanding at June 30, 2004; 29,253,294 issued and outstanding at December 31, 2003	624	293
Additional paid-in capital	124,389	109,437
Notes receivable from stockholder	(187)	(208)
Accumulated deficit	(114,822)	(115,722)

Stockholders’ equity (deficit)	10,004	(6,200)

Total liabilities and stockholders' equity (deficit)	$12,340	$1,405

See accompanying notes to condensed consolidated financial statement.

InSite Vision Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

(in thousands, except per share amounts)	2004	2003	2004	2003

Revenues	$118	$1	$492	$5

Cost of goods	3	4	8	12

Operating expenses:
Research and development	1,445	1,230	2,351	2,669
Selling, general and administrative	1,249	593	1,805	1,426

Total	2,694	1,823	4,156	4,095

Loss from operations	(2,579)	(1,826)	(3,672)	(4,102)

Gain on sale of assets	1,154	-	4,616	-
Interest (expense) and other income, net	(35)	-	(43)	3

Net income (loss)	(1,460)	(1,826)	901	(4,099)
Preferred dividends	-	60	-	101

Net income (loss) applicable to common stockholders	$(1,460)	$(1,886)	$901	$(4,200)

Net income (loss) per share applicable to common stockholders:
Basic	$(0.04)	$(0.08)	$0.03	$(0.17)

Diluted	(0.04)	(0.08)	0.02	(0.17)

Shares used to calculate net loss per share applicable to common shareholders:
Basic	40,450	25,137	35,651	25,135

Diluted	40,450	25,137	36,176	25,135

No cash dividends were declared or paid during the periods.

__________________________________________________________
See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(in thousands)	2004	2003

Operating activities
Net income (loss)	$901	$(4,100)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	115	150
Stock based compensation	56	43
Non-cash interest expense	20	-
Gain on sale of assets	(4,616)	-
Changes in:
Inventories, prepaid expenses and other current assets	(193)	44
Accounts payable, accrued liabilities, accrued compensation and related expense, and deferred rent	(268)	399

Net cash used in operating activities	(3,985)	(3,464)

Investing activities
Purchases of property and equipment	-	(23)

Net cash used in investing activities	-	(23)

Financing activities
Issuance of preferred stock	-	2,000
Issuance of common stock, net	15,153	4
Note payment received from stockholder	21	23
Payment of notes payable	(325)	-
Issuance of short-term notes payable to related parties	-	289
Payment of capital lease obligation	(6)	(8)

Net cash provided by financing activities	14,843	2,308
Net increase (decrease) in cash and cash equivalents	10,858	(1,179)
Cash and cash equivalents, beginning of period	1,045	1,179

Cash and cash equivalents, end of period	$11,903	$-

Supplemental disclosure:
Non-cash preferred dividends	$-	$101

__________________________________________________________
See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Notes to Condensed Consolidated Financial Statements
June 30, 2004
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for any future period.

The Company operates in one segment, using one measure of profitability to manage its business.  Revenues are primarily from one customer located in the United States and all of the Company's long-lived assets are located in the United States.

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

The following are items in our financial statements that require significant estimates and judgments:

Inventories. Our inventories are stated at the lower of cost or market. The cost of the inventories are based on the first-in first-out method. If the cost of the inventory exceeds the expected market value a provision is recorded for the difference between cost and market. At June 30, 2004, our inventories solely consisted of OcuGene kits which are considered finished goods.

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

Revenue related to contract research services is recognized when persuasive evidence of an arrangement exists, the services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. During the six months ended June 30, 2004, we recognized payments received under the December 2003 Bausch & Lomb agreement of $488,000 as contract and other revenue in accordance with EITF 01-14, Income Statement Characterization of Reimbursement for “Out of Pocket” Expenses Incurred. We incurred approximately $617,000 of costs related to the research and development activities under the related contract.

We receive royalties from licensees based on third-party sales and the royalties are recorded as earned in accordance with contract terms, when third party results are reliably measured and collectibility is reasonably assured.

Revenue related to the sales of our product, the OcuGene glaucoma genetic test, is recognized when all related services have been rendered and collectibility is reasonably assured. The revenue in connection with the asset purchase agreement with Bausch and Lomb will be recognized over the service period in the contract.

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

Stock-Based Compensation. We have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” to account for employee and director stock options. Accordingly, we do not recognize compensation expense for options granted to employees and directors at an exercise price equal to the fair value of the underlying common stock.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting requirements and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our employee and director stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.

Pro forma information regarding net income (loss) and net income (loss) per share is required by Statement of Financial Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, and has been determined as if we had accounted for our employee and director stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarter ended June 30, 2004 and 2003, respectively: risk-free interest rates ranging from 1.12% to 5.11%; volatility factors for the expected market price of our common stock of 1.07 and 1.08; and a weighted-average expected life for the options of 4 years. The following weighted-average assumptions were used to estimate the fair value for these options for the six months ended June 30, 2004 and 2003, respectively: risk-free interest rates ranging from 0.91% to 4.93%; volatility factors for the expected market price of our common stock of 1.07 and 1.06; and a weighted-average expected life for the options of 4 years.

The following table illustrates the effect on net income (loss) and net income (loss) per share as if we had applied the fair value recognition provisions of SFAS 123 to stock based employee and director compensation (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net income (loss) applicable to common stockholders-as reported	$(1,460)	$(1,886)	$901	$(4,200)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(98)	(42)	(150)	(359)

Net income (loss) applicable to common stockholders-pro forma	$(1,558)	$(1,928)	$751	$(4,559)

Loss applicable to common stockholders per share:
Basic - as reported	$(0.04)	$(0.08)	$0.03	$(0.17)
Diluted-as reported	$(0.04)	$(0.08)	$0.02	$(0.17)
Basic - pro forma	$(0.04)	$(0.08)	$0.02	$(0.18)
Diluted-pro forma	$(0.04)	$(0.08)	$0.02	$(0.18)

The weighted average grant date fair value of options granted during the quarter ended June 30, 2004 was $0.75, no options were granted in the quarter ended June 30, 2003. The weighted average grant date fair value of options granted during the six months ended June 30, 2004 and 2003 were $0.79 and $0.75, respectively.

For purposes of pro forma disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period.

The pro forma impact of options on the net income (loss) for the quarters ended June 30, 2004 and 2003 is not representative of the effects on net income (loss) for future quarters, as future quarters will include the effects of additional stock grants.

Income (Loss) per Share. Basic and diluted net income (loss) per share information for all periods is presented under the requirement of SFAS No. 128, “Earnings per Share.” Basic income (loss) per share has been computed using the weighted-average number of common shares outstanding during the period. Dilutive income (loss) per share is computed using the sum of the weighted-average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003

Numerator:
Net income (loss)	$(1,460)	$(1,826)	$901	$(4,099)
Non-cash preferred stock dividend	-	(60)	-	(101)

Net income (loss) applicable to common stockholders	$(1,460)	$(1,886)	$901	$(4,200)

Denominator:
Weighted-average shares outstanding forbasic income (loss) per share	40,450	25,137	35,651	25,135
Effect of dilutive securities:
Stock options and warrants	-	-	525	-

Weighted-average shares outstanding for diluted income (loss) per share	40,450	25,137	36,176	25,135

Basic net income (loss) per share	$(0.04)	$(0.08)	$0.03	$(0.17)

Diluted net income (loss) per share	$(0.04)	$(0.08)	$0.02	$(0.17)

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

On June 14, 2004, the Company received, net of placement fees, approximately $13.6 million from the final closing of the March 2004 private placement. At the final closing the Company issued 29,120,000 shares of Common Stock and warrants to purchase 14,560,000 shares of Common Stock at an exercise price of $0.75 per share. The Company also issued warrants to purchase 750,000 shares of Common Stock at an exercise price of $0.55 per share to the placement agent. These warrants were valued using a Black-Scholes option pricing model, assuming no dividend yield, with the following assumptions: risk-free interest rate of 3.92%, volatility of 1.0662 and an expected life of 5 years, resulting in the recording of a stock issue cost of $8.0 million for the warrants issued to the investors in the private placement and $427,000 for the warrants issued to the placement agent.

On June 28, 2004, the company converted a $50,000 short-term note payable issued June 30, 2003, and the related accumulated interest payable, by issuing 105,951 shares of Common Stock at a price of $0.50 per share.

Note 3 - Convertible Notes Payable

On May 3, 2004, the Company redeemed approximately $18,000 of convertible notes payable assumed by the Company as part of its acquisition of Ophthalmic Solutions, Inc., for approximately $25,000, which included a 40% redemption premium. After this redemption, all of the convertible notes payable have been cancelled either through conversion into the Company’s common stock or redemption.

Note 4 - Subsequent Event

On July 8, 2004, Bristol Investment Group, or Bristol, filed with the American Arbitration Association a demand for arbitration against the Company seeking payment of $218,684 and warrants to purchase 461,400 shares of the Company’s common stock based on a letter agreement dated January 28, 2003 pursuant to which Bristol was engaged as a non-exclusive placement agent of investment capital for the Company. A date for the arbitration proceeding has not yet been set. The Company disputes Bristol’s claim and will vigorously defend against this claim.

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

In 2003, we faced significant challenges related to our lack of financial resources. To continue our operations we took actions to reduce our cash usage including:

  laying-off approximately 42% of our personnel;
  senior management voluntarily reduced their salaries;
  we placed several development programs on hold, including those related to our ISV-900 glaucoma diagnostic technology, ISV-014 our retinal delivery device, and treatments for retinal diseases;
  we slowed the clinical activities related to our antibiotic therapeutic candidate AzaSite™ (ISV-401); and
  we instituted other cash saving actions including extending the payment of our liabilities.
On June 14, 2004, after receiving stockholder approval, we completed the final closing of a private placement of shares of our common stock and warrants to purchase shares of our common stock pursuant to subscription agreements entered into between us and certain accredited investors on March 26, 2004. We raised an aggregate of approximately $15.3 million, net of fees and expenses, through the sale and issuance of an aggregate of 33,000,000 shares of our common stock in the initial and final closings of this private placement. We expect that our current funds will be sufficient to permit us to continue our operations as currently planned until approximately the third quarter of 2005. Although we continue to carefully monitor our expenses, with the receipt of the additional funds from the private placement, we were able in June 2004 to restore management salaries to the level they were at prior to the voluntary salary reductions and fully resume our clinical activities related to ISV-401

With our existing resources we are focusing our research and development and commercial efforts on the following:

  ISV-401, a DuraSite formulation of azithromycin, an antibiotic not currently used in ophthalmology; and
  ISV-403, a DuraSite formulation of a fourth generation fluoroquinolone (contract research for Bausch & Lomb);
  targeted activities to support the scientific/clinical foundation and market introduction of our OcuGene glaucoma genetic test based on our ISV-900 technology.
AzaSite (ISV-401). We have developed a topical formulation of the antibiotic azithromycin, an antibiotic with a broad spectrum of activity that is widely used to treat respiratory and other infection in its oral and parenteral forms, to treat bacterial conjunctivitis and other infections of the outer eye. The key advantages of AzaSite include a significantly reduced dosing regimen (6 doses vs. 36 doses for comparable products), the high and persistent levels of azithromycin achieved in the tissues of the eye and its wide spectrum of activity. Product safety and efficacy have been shown, respectively, in Phase 1 and Phase 2 clinical trials. The Phase 2 study compared an AzaSite formulation containing 1% azithromycin to a placebo. The results of this study showed that the AzaSite formulation was statistically significantly more effective than placebo in bacterial eradication and clinical cure, which includes reduction in inflammation and redness.

In July 2004, we initiated two pivotal Phase 3 clinical trials for AzaSite. One of the Phase 3 clinical trials is a multi-center study in which patients in one arm will be dosed with a 1% AzaSite formulation and the patients in the second arm will be dosed with a vehicle. This study is designed to include approximately 550 patients, of which 224 must be confirmed positive for acute bacterial conjunctivitis in at least one eye. The other Phase 3 clinical trial is a multi-center study in which patients in one arm will be dosed with a 1% AzaSite formulation and the patients in the second arm will be dosed with a 0.3% formulation of the antibiotic tobramycin. This study is designed to include approximately 775 patients, of which 310 must be confirmed positive for acute bacterial conjunctivitis in at least one eye. The Phase 3 trials are being conducted in the United States and we anticipate including both children and adults to permit aggressive enrollment of the subjects necessary to complete the studies. The primary endpoints of both trials will be microbial eradication and clinical cure.

In 2003, we secured a new source for the active ingredient and have a contract-manufacturing site for production of clinical trial supplies and registration batches. The supplies are being manufactured under the supervision of our personnel. We are planning to manufacture the registration batches needed to support the filing of the New Drug Application, or NDA, with the United States Food and Drug Administration, or FDA, at this contract facility in the third quarter of 2004. We anticipate that our contract manufacturing facility will be ready for inspection by the FDA at the time of our NDA submission.

ISV-403. In February 2003, we filed an Investigational New Drug Application, or IND with the FDA for our ophthalmic antibiotic product candidate ISV-403, which was the first milestone under the August 2002 license agreement with Bausch & Lomb and resulted in the receipt of $2.0 million from the sale of Series A-1 Preferred Stock. In April 2003, we began a Phase 1 clinical trial of ISV-403 and in June 2003 the dosing for the study was completed. In December 2003, we sold the ISV-403 product candidate to Bausch & Lomb, which resulted in the receipt of $1.5 million in cash, the return of the $4.0 million of Series A-1 Preferred Stock, and the related dividends, to us for cancellation, and provides for royalties on future product sales, if any. While we have been providing contract research services to Bausch & Lomb through the second quarter of 2004, due to the sale, Bausch & Lomb now is responsible for the further clinical development of the product and we are focusing our development efforts on our AzaSite product candidate.

OcuGene. Our OcuGene glaucoma genetic test is based on our glaucoma genetics program, which has been pursued in collaboration with academic researchers, is focused on discovering genes that are associated with glaucoma, and the mutations on these genes that cause and regulate the severity of the disease. In June 2003, a peer-reviewed study was published in Clinical Genetics titled "Association of the Myocilin mt.1 Promoter Variant with the Worsening of Glaucomatous Disease Over Time," (2003: 64: 18-27). "The results of this study indicate substantial evidence that the TIGR/MYOC mt.1(+) variant provides a strong marker for accelerated worsening of both optic disc and visual field measures of glaucoma progression above and beyond other baseline risk factors," stated one of the authors of the study, Jon Polansky, M.D., University of California, San Francisco, who also serves on our Scientific Advisory Board.

In 2003, the information from this article and previous publications was used to target specific thought leaders and ophthalmic centers in an effort to support the focused introduction of the OcuGene glaucoma genetic test. Expanded marketing efforts were curtailed as we limited our cash use and we have not resumed the marketing efforts as we focus on our AzaSite clinical trials.

Since our inception through the end of 2001, we had not received any revenues from the sale of our products, although we have received a small amount of royalties from the sale of our AquaSite product by CIBA Vision and Global Damon. In the fourth quarter of 2001, we commercially launched our OcuGene glaucoma genetic test and early in 2002 we began to receive a small amount of revenues from the sale of this test. With the exception of 1999 and the six month period ended June 30, 2004, we have been unprofitable since our inception due to continuing research and development efforts, including preclinical studies, clinical trials and manufacturing of our product candidates. We have financed our research and development activities and operations primarily through private and public placements of our equity securities, issuance of convertible debentures and, to a lesser extent, from collaborative agreements and bridge loans.

Results of Operations

Revenues.

We had total net revenues in the second quarter of 2004 and 2003 of $118,000 and $1,000, respectively, and $492,000 and $5,000 for the six months ended June 30, 2004 and 2003, respectively. In the first six months of 2004, 99% of the net revenues was from contract research activities. Sales of OcuGene represented 1% and 100% of the net revenues in the second quarter of 2004 and 2003, respectively. The increase in revenue is due to contract research activities conducted for Bausch & Lomb in 2004 under the ISV-403 Asset Purchase Agreement. We recognize revenue when all services have been performed and collectibility is reasonably assured. Accordingly, revenue for the sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product.

Cost of goods.

Cost of goods of $3,000 and $4,000 for the second quarter of 2004 and 2003 respectively, and $8,000 and $12,000 for the six months ended June 30, 2004 and 2003, respectively, reflect the cost of OcuGene tests performed as well as the cost of sample collection kits distributed for use. The decrease reflects the lower number of sample collection kits distributed for use in the both the second quarter and first six months of 2004.

Research and development.
Research and development expenses increased to $1.4 million during the second quarter of 2004 from $1.2 million during the second quarter of 2003. This 17% increase mainly reflects an increase in personnel related expenses in the second quarter of 2004 due to the payment of a performance bonus to our research staff in June 2004 and salary increases to our research staff to bring such salaries to the level they were at prior to the voluntary salary reductions instituted in 2003. The increase in research and development exepenses in the second quarter of 2004 was partially offset by continued reductions in our financial support of the research related to our genetics programs by not renewing certain research contracts pending the receipt of additional funding. As much of this research is conducted at external academic centers, we were able to scale back this research without incurring termination costs. Cost savings from these reductions were expended on activities related to the preparation for the initiation of the Phase 3 clinical trials for AzaSite.

Research and development expenses decreased to $2.4 million from $2.7 million for the first six months of 2004 compared to the first six months of 2003. This 14% decrease reflects the reduction in support for external research, discussed above, which was begun in the first quarter of 2003. Additionally, while personnel costs increased in the second quarter of 2004, the headcount reductions taken in the second quarter of 2003 resulted in a 15% expense decrease in the first six months of 2004.

Selling, general and administrative.

Selling, general and administrative expenses increased to $1.2 million in the second quarter of 2004 from $593,000 in the second quarter of 2003. 78% of the increase reflects an increase in personnel related expenses in the second quarter of 2004 due to the payment of a performance bonus to our selling, general and administrative personnel in June 2004 and salary increases to these staff members to bring such salaries to the level they were at prior to the voluntary salary reductions in 2003. The remainder of the increase mainly reflects the costs incurred related to the annual meeting of stockholders held in June 2004, including preparation and mailing of the proxy statement and other related materials for the meeting.

Selling, general and administrative expenses increased to $1.8 million during the first six months of 2004 from $1.4 million during the first six months of 2003. 83% of the increase reflects an increase in personnel related expenses due to the payment of a performance bonus to our selling, general and administrative personnel in June 2004 and salary increases to these staff members to bring such salaries to the level they were at prior to the salary reduction in 2003. The remainder of the increase, as noted above in the discussion of the quarterly variances, reflects the costs incurred related to the June 2004 annual meeting of stockholders including preparation and mailing of the proxy statement and other related materials for the meeting. While selling expenses related to the initial market introduction of OcuGene, such as advertising and our limited initial contract sales force, decreased approximately 58%, this was offset by a 14% increase in the cost or our insurance coverage, including directors and officers insurance and the increase in the portion of the general facility expenses allocated to SG&A personnel.

Our expenses for the year ended December 31, 2004 will be dependent upon the progress of the AzaSite Phase 3 clinical trials and we currently anticipate that our research and development expenses will increase by approximately 50% from levels incurred in the year ended December 31, 2003. We anticipate that we will continue the suspension of activity on our other product candidates absent additional funding outside of the March and June 2004 financing. Also, we anticipate that our selling, general and administrative costs will remain consistent with 2003 levels. We anticipate that the expense reductions related to the scale-back of marketing activities related to OcuGene will continue in 2004 and selective additions may be made to headcount. Salaries voluntarily reduced for the members of senior management were increased to their previous levels in June 2004.

Gain on sale of assets.

The gain on sale of assets reflects the sale of the ISV-403 product candidate to Bausch & Lomb in December 2003. We received $1.5 million in cash and Bausch & Lomb surrendered the $4.0 million of Series A-1 Preferred Stock, plus accumulated dividends, we issued to them under the August 2002 License and Preferred Stock Purchase Agreements. The total gain was recognized over the five-month period that we had an obligation to provide contract research support for ISV-403, which began in December 2003. We recognized $4.6 million of the gain in the first six months of 2004.

Interest, other income and expenses.

Net interest, other income and expense was an expense of $35,000 in the second quarter of 2004 compared to zero in 2003. Net interest, other income and expense was an expense of $43,000 in the six months ending June 30, 2004 compared to income of $3,000 in 2003. This change principally reflects the interest expense related to the debt discount of convertible debentures, interest expense related to the short-term notes payable and to lower average cash balances.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of debt and equity securities, equipment and leasehold improvement financing, other debt financing and payments under corporate collaborations. At June 30, 2004, our cash and cash equivalents balance was $11.9 million. It is our policy to invest our cash and cash equivalents, if any, in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt.

In March 2004, we received approximately $1.6 million, net of placement fees, from the initial closing of a total private placement of up to $16.5 million. In June 2004, we completed the final closing of this private placement and received approximately $13.6 million, net of placement fees.

Our auditors have included an explanatory paragraph in their audit report relatging to our financial statements for our fiscal year ended December 31, 2003 referring to our recurring operating losses and substantial doubt about our ability to continue as a going concern. Even though we were able to complete the final closing of the March 2004 private placement, in order to continue long-term operations beyond approximately the third quarter of 2005, we will require and are seeking additional funding through collaborative or other partnering arrangements, public or private equity or debt financings, asset sales and from other sources. However, there can be no assurance that we will obtain interim or longer-term financing or that such funding, if obtained, will be sufficient to continue our operations as currently conducted or in a manner necessary for the long-term success of our company. If we raise funds through the issuance of debt securities, such debt may likely be secured by a security interest or pledge of all or substantially all of our assets, may require us to make principal and interest payments, would likely include the issuance of warrants and may subject us to restrictive covenants. In addition, our stockholders may suffer substantial dilution if we raise additional funds by issuing equity securities.

Net cash used in operating activities was $4.0 million and $3.5 million for the six months ended June 30, 2004 and 2003, respectively. The increase in net cash used in operating activities reflected the payment of accrued expenses and the increase in other current assets related mainly to amounts due from Bausch & Lomb. Operating activities in the first six months of 2004 related primarily to research and development expenditures for our antibiotic program AzaSite and under the research contract with Bausch & Lomb on ISV-403.

Net cash used in investing activities of $23,000 in the first six months of 2003 reflected the acquisition of laboratory and other equipment related to the manufacture of Phase 1 and Phase 2 clinical units in our pilot facility.

Net cash provided by financing activities was $14.8 million in the first six months of 2004 compared to $2.3 million in the first six months of 2003. We received net proceeds of $15.2 million from the issuance of an aggregate of 33.0 million shares of common stock in the initial and final closing of the March 2004 private placement. We received $2.0 million in the first six months of 2003 from the issuance of our 2,000 shares of our Series A-1 preferred stock to Bausch & Lomb related to the ISV-403 license agreement. We received $6,000 and $4,000 in the first six months of 2004 and 2003, respectively from the issuance of our common stock from the exercise of stock options by employees. In the first six months of 2004, we also made $331,000 of payments on our short-term borrowings, including redemption of $17,000 of convertible notes payable, and $6,000 of payments on capital leases for certain laboratory equipment in the first quarter of 2004 compared to $8,000 in the first six months of 2003. Additionally, we received $21,000 and $23,000 in the first six months of 2004 and 2003, respectively, as payment on notes receivable from a stockholder.

Assuming we are able to obtain additional financing when required to continue our operations, our future capital expenditures and requirements will depend on numerous factors, including the progress of our clinical testing, research and development programs and preclinical testing, the time and costs involved in obtaining regulatory approvals, our ability to successfully commercialize OcuGene and any other products that we may launch in the future, our ability to establish collaborative arrangements, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in our existing collaborative and licensing relationships, acquisition of new businesses, products and technologies, the completion of commercialization activities and arrangements, and the purchase of additional property and equipment.

We anticipate no material capital expenditures to be incurred for environmental compliance in fiscal year 2004. Based on our environmental compliance record to date, and our belief that we are current in compliance with applicable environmental laws and regulations, environmental compliance is not expected to have a material adverse effect on our operations.

RISK FACTORS

The Proceeds From the March 2004 Private Placement Will Only Fund Our Business Until the Third Quarter of 2005; We Will Need to Seek Additional Funding or Partnering Arrangements that Could Be Further Dilutive to Our Stockholders and Could Negatively Affect Us and Our Stock Price

Our independent auditors included an explanatory paragraph in their audit report related to our financial statements for the fiscal year ended December 31, 2003 referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern. On June 14, 2004, we completed the final closing of a private placement pursuant to which we sold to certain accredited investors in both the initial and final closings of the private placement an aggregate of 33,000,000 shares of our common stock and warrants to purchase 16,500,000 shares of our common stock raising gross proceeds of approximately $16.5 million. The gross proceeds from the financing were reduced by placement fees and legal and accounting fees of approximately $1,248,830.

We only expect the proceeds to us from the March 2004 private placement to enable us to continue our operations as currently planned until approximately the third quarter of 2005. At that point, or earlier if circumstances change from our current expectations, we will require additional funding. The terms of any securities issued to future investors may be superior to the rights of our then current stockholders, and could result in substantial dilution and could adversely affect the market price for our common stock. If we raise funds through the issuance of debt securities, such debt will likely be secured by a security interest or pledge of all of our assets, will require us to make principal and interest payments, would likely include the issuance of warrants, and may subject us to restrictive covenants. If we do not obtain such additional financing when required, we would likely have to cease operations and liquidate our assets. In addition, the existence of the explanatory paragraph in the audit report may in and of itself cause our stock price to decline as certain investors may be restricted or precluded from investing in companies that have received this notice in an audit report. Further, the factors leading to the explanatory paragraph in the audit report may harm our ability to obtain additional funding and could make the terms of any such funding, if available, less favorable than might otherwise be the case.

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

  the progress of preclinical and clinical testing;
  the progress of our research and development programs;
  our ability to establish additional corporate partnerships to develop, manufacture and market our potential products;
  the cost of maintaining or expanding a marketing organization for OcuGene and the related promotional activities;
  changes in, or termination of, our existing collaboration or licensing arrangements;
  whether we manufacture and market any of our other products ourselves;
  the time and cost involved in obtaining regulatory approvals;
  the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;
  competing technological and market developments;
  the purchase of additional capital equipment; and
  the outcome of existing or possible future legal actions.

If We Do Not Receive Additional Funding When Needed to Continue Our Operations We Will Likely Cease Operations and Liquidate Our Assets, Which are Secured by Notes Payable to Our Chief Executive Officer

In the event that we are unable to secure additional funding when required to continue our operations, we will likely be forced to wind down our operations, either through liquidation, voluntary or involuntary bankruptcy or a sale of our assets. As of June 30, 2004, our chief executive officer had outstanding loans to us in an aggregate principal amount of $503,000, $400,000 of which is secured by a lien on substantially all of our assets including our intellectual property. The notes issued by us in connection with these loans are due on the earlier to occur of March 31, 2007 or 30 days subsequent to the successful completion of a pivotal Phase III clinical trial with AzaSite. In the event that we wind down operations, whether voluntarily or involuntarily, while these secured loans are outstanding, this security interest enables our chief executive officer to control the disposition of these assets. If we are unable to repay the amounts due under the secured notes when due, our chief executive officer could cause us to enter into involuntary liquidation proceedings in the event we default on our obligations. If we wind down our operations for any reason, it is likely that our stockholders will lose their entire investment in us.

Prior to the Completion of the 2004 Private Placement Our Management Took a Number of Measures to Reduce our Operating Expenses, and These Measures Could Have Negative Consequences

During 2003, our management implemented plans designed to reduce our cash requirements through reductions in operating expenditures. The actions we took during the year ended December 31, 2003 included laying off approximately 42% of our employees, voluntary salary reductions by our senior management team, ceasing work on many projects, extending payment terms on our trade payables, working with our landlord to restructure our lease obligations, and other cost containment measures. Of the 16 employees laid off, 3 were general and administrative personnel and 13 were across the various research and development departments. We also scaled back our marketing and sales activities related to our OcuGene product. Additionally, we placed development of our ISV-014 retinal device, its ISV-900 genetic research and ISV-205 glaucoma product candidate on hold. Although it is not possible to anticipate all potential effects the implementation of these expense control measures will have on us or our development, these activities delayed the initiation of Phase III clinical trials on AzaSite and have and could continue to impact our ability to promote OcuGene. Further, even with the proceeds from the March 2004 private placement, we believe that our current cash on hand, anticipated cash flow from operations and current cash commitments to us are only sufficient to fund our operations until approximately the third quarter of 2005.

Questions Concerning Our Financial Condition May Cause Customers and Current and Potential Partners to Reduce or Not Conduct Business with Us

Notwithstanding the final closing of the March 2004 private placement in June 2004, our recent financial difficulties and concerns regarding our ability to continue operations beyond the beginning of the third quarter of 2005, may cause current and potential customers and partners to decide not to conduct business with us, to reduce or terminate the business they currently conduct with us, or to conduct business with us on terms that are less favorable than those customarily offered by them. In such event, our sales would likely decrease, our product development efforts would suffer and our business will be significantly harmed.

The March 2004 Private Placement Triggered Anti-Dilution Adjustments Under the Terms of Certain Outstanding Securities Convertible into or Exercisable for Shares of Our Common Stock and Any Further Issuance of Securities By Us Could Cause Additional Adjustments to Outstanding Convertible Securities

Immediately prior to the closing of the March 2004 private placement, warrants we issued to Xmark were exercisable for 250,000 shares of our Common Stock at a price of $0.58 per share. Pursuant to anti-dilution provisions contained in these warrants, the initial and final closings of the March 2004 private placement caused adjustments to the exercise price and number of shares issuable pursuant to these warrants. Due to the antidilution adjustments in these warrants, following the final closing of the March 2004 private placement on June 14, 2004, these warrants became exercisable for 268,519 shares of our common stock at a price of $0.54 per share. If we issue additional securities in the future at a price below $0.54, such issuance would likely trigger additional anti-dilution adjustments to the Xmark warrants, if such warrants are outstanding at the time of such financing. In addition, any future issuance of securities by us could trigger anti-dilution adjustments in other convertible securities of our that may be outstanding at the time of such financing.

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

  are found to be unsafe or ineffective;
  fail to receive necessary marketing clearance from regulatory authorities;
  even if safe and effective, are too difficult or expensive to manufacture or market;
  are unmarketable due to the proprietary rights of third parties; or
  are not able to compete with superior, equivalent, more cost-effective or more effectively promoted products offered by competitors.
Therefore, our research and development activities may not result in any commercially viable products.

We Have a History of Operating Losses and We Expect to Continue to Have Losses in the Future

We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that did not prove to have commercial potential. As of June 30, 2004, our accumulated deficit was approximately $114.8 million. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties or other revenues from sales of our products. In addition, we recognize revenue when all services have been performed and collectability is reasonably assured, accordingly, revenue for the sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product. In addition, due to this delay in revenue recognition, our revenues recognized in any given period may not be indicative of our then current viability and market acceptance of our OcuGene product.

Attaining significant revenue or profitability depends upon our ability, alone or with third parties, to develop our potential products successfully, conduct clinical trials, obtain required regulatory approvals and manufacture and market our products successfully. We may not ever achieve or be able to maintain significant revenue or profitability.

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

We Are Dependent Upon Key Employees and We May Not Be Able to Retain or Attract Key Employees, and Our Ability to Attract and Retain Key Employees is Likely to be Harmed by Our Current Financial Situation

We are highly dependent on Dr. Chandrasekaran, who is our chief executive officer, president and chief financial officer, and Dr. Lyle Bowman, our vice president, development and operations. The loss of services from either of these key personnel might significantly delay or prevent the achievement of planned development objectives. We carry a $1.0 million life insurance policy on Dr. Chandrasekaran under which we are the sole beneficiary, however in the event of the death of Dr. Chandrasekaran such policy would be unlikely to fully compensate us for the hardship such a loss would cause us. Furthermore, a critical factor to our success will be recruiting and retaining qualified personnel. Competition for skilled individuals in the biotechnology business is highly intense, and we may not be able to continue to attract and retain personnel necessary for the development of our business. Our ability to attract and retain such individuals may be reduced by our recent and current financial situation and our past reductions in force. For example, during 2003 we laid off approximately 42% of our employees and salaries of our senior management were reduced. Although we have recently increased salaries to their pre-reduction levels and paid performance bonuses, and we are not aware of any plans of our management or scientific personnel to leave us, these and other cost reduction measures we have undertaken or may undertake in the future make it more likely that such individuals will seek other employment opportunities and may leave our company permanently. The loss of key personnel or the failure to recruit additional personnel or to develop needed expertise could harm our business.

Our Strategy for Research, Development and Commercialization of Our Products Requires Us to Enter Into Various Arrangements With Corporate and Academic Collaborators, Licensors, Licensees and Others; Furthermore, We Are Dependent on the Diligent Efforts and Subsequent Success of These Outside Parties in Performing Their Responsibilities

Because of our reliance on third parties for the development, marketing and sale of our products, any revenues that we receive will be dependent on the efforts of these third parties, such as our corporate collaborators. These partners may terminate their relationships with us and may not diligently or successfully market our products. In addition, marketing consultants and contract sales organizations, such as those deployed by us currently or in the future for OcuGene, may market products that compete with our products and we must rely on their efforts and ability to market and sell our products effectively. We may not be able to conclude arrangements with other companies to support the commercialization of our products on acceptable terms, or at all. Moreover, our current financial condition may make us a less attractive partner to potential collaborators. In addition, our collaborators may take the position that they are free to compete using our technology without compensating or entering into agreements with us. Furthermore, our collaborators may pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases or disorders targeted by these collaborative programs.

Our Business Depends Upon Our Proprietary Rights, and We May Not Be Able to Protect, Enforce or Secure Our Intellectual Property Rights Adequately

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

A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with our technologies or patent applications. Such conflicts could limit the scope of the patents, if any, we may be able to obtain or result in the denial of our patent applications or block our rights to exploit our technology. In addition, if the United States Patent and Trademark Office or foreign patent agencies have issued or issue patents that cover our activities to other companies, we may not be able to obtain licenses to these patents at all, or at a reasonable cost, or be able to develop or obtain alternative technology. If we do not obtain such licenses, we could encounter delays in or be precluded altogether from introducing products to the market. For example, we are aware that the European Patent Office has issued a notice of allowance to Pfizer on a patent covering the use of azithromycin once a day in a topical formulation to treat bacterial infections in the eye. We may conclude that we require a license under this patent to develop or sell AzaSite in Europe, which may not be available on reasonable commercial terms if at all.

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

We also depend upon unpatented trade secrets to maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. Our trade secrets may also be disclosed, and we may not be able to protect our rights to unpatented trade secrets effectively. To the extent that we or our consultants or research collaborators use intellectual property owned by others, disputes also may arise as to the rights in related or resulting know-how and inventions.

Our Current Financial Situation May Impede Our Ability to Protect or Enforce Adequately Our Legal Rights Under Agreements and to Our Intellectual Property

We only expect the proceeds received from the March 2004 private placement to enable us to continue our operations as currently planned until approximately the third quarter of 2005. Our current financial situation may impede our ability to enforce our legal rights under various agreements we are currently a party to or may become a party to due to our inability to incur the costs associated with such enforcement. Similarly, our limited financial resources makes it more difficult for us to enforce our intellectual property rights, through the filing or maintenance of patents, taking legal action against those that may infringe on our proprietary rights, defending infringement claims against us, or otherwise. Our inability to protect our legal and intellectual property rights adequately may make us more vulnerable to infringement and could harm our business.

If We Infringe the Rights of Third Parties We Could Be Prevented From Selling Products and Forced to Pay Damages and to Defend Against Litigation

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

  obtain licenses, which may not be available on commercially reasonable terms, if at all;
  redesign our products or processes to avoid infringement;
  stop using the subject matter claimed in the patents held by others;
  pay damages; or
  defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources.

Clinical Trials Are Very Expensive, Time-Consuming and Difficult to Design and Implement

We commenced Phase III trials of our AzaSite product candidate in the third quarter of 2004. We anticipate that the AzaSite Phase III trials will be expensive and may be difficult to implement due to the number of patients and testing sites and could be subject to delay or failure at any stage of the trials. Human clinical trials for our other product candidates are also very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials of our other product candidates will take at least several years to complete once initiated. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials, further delaying or preventing the completion of such trials. The commencement and completion of clinical trials may be delayed by several factors, including:

  unforeseen safety issues;
  determination of dosing issues;
  lack of effectiveness during clinical trials;
  slower than expected rates of patient recruitment;
  inability to monitor patients adequately during or after treatment; and
  inability or unwillingness of medical investigators to follow our clinical protocols.

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
  cost-effectiveness of our product relative to competing products;
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

Our Products Are Subject to Government Regulations and Approval Which May Delay or Prevent the Marketing of Potential Products and Impose Costly Procedures Upon Our Activities

The FDA and comparable agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon preclinical and clinical testing, manufacturing and marketing of pharmaceutical products. Lengthy and detailed preclinical and clinical testing, validation of manufacturing and quality control processes, and other costly and time-consuming procedures are required. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. The effect of government regulation may be to delay or to prevent marketing of potential products for a considerable period of time and to impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approval on a timely basis, or at all, for any products we develop. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. If regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which a product may be marketed. Further, even after we have obtained regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. Moreover, the FDA has recently reduced previous restrictions on the marketing, sale and prescription of products for indications other than those specifically approved by the FDA. Accordingly, even if we receive FDA approval of a product for certain indicated uses, our competitors, including our collaborators, could market products for such indications even if such products have not been specifically approved for such indications. Additionally, the FDA recently issued an advisory that microarrays used for diagnostic and prognostic testing may need regulatory approval. The need for regulatory approval of multiple gene analysis is uncertain at this time. Delay in obtaining or failure to obtain regulatory approvals would make it difficult or impossible to market our products and would harm our business.

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

We Rely on Third Parties to Develop, Market and Sell Our Products, We May Not Be Able to Continue or Enter into Third Party Arrangements, and these Third Parties’ Efforts May Not Be Successful

Following the termination of our ISV-900 agreement with Pharmacia in December 2000, we began to develop a marketing organization focused on the launch of our OcuGene glaucoma genetic test. We do not plan on establishing a dedicated sales force or a marketing organization for our other product candidates and primarily use external marketing and sales resources even for OcuGene. We also rely on third parties for clinical testing or product development. In addition, in May 2001, Pharmacia terminated the licensing agreement we had entered into with them in January 1999, that granted Pharmacia an exclusive worldwide license for ISV-205 for the treatment of glaucoma. We now must enter into another third party collaboration agreement for the development, marketing and sale of our ISV-205 product or develop, market and sell the product ourselves. There can be no assurance that we will be successful in finding a new corporate partner for our ISV-205 program or that any collaboration will be successful, either of which could significantly harm our business. In addition, we have no experience in marketing and selling products and we cannot assure you that we would be successful in marketing ISV-205 ourselves. If we are to develop and commercialize our product candidates successfully, including ISV-205, we will be required to enter into arrangements with one or more third parties that will:

  provide for Phase II and/or Phase III clinical testing;
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

We are marketing and selling our OcuGene glaucoma genetic test mainly using external marketing and sales resources that include:

  marketing consultants;
  a network of key ophthalmic clinicians; and
  other resources with ophthalmic expertise.

We may not be able to enter into arrangements with third parties with ophthalmic or diagnostic industry experience on acceptable terms or at all. If we are not successful in concluding such arrangements on acceptable terms, or at all, we may be required to establish our own sales force and expand our marketing organization significantly, despite the fact that we have no experience in sales, marketing or distribution. Even if we do enter into collaborative relationships, as we have experienced with Pharmacia, these relationships can be terminated forcing us to seek alternatives. We may not be able to build a marketing staff or sales force and our sales and marketing efforts may not be cost-effective or successful.

In addition, we currently contract with a third party to assemble the sample collection kits used in our OcuGene glaucoma genetic test. If our assembler should encounter significant delays or we have difficulty maintaining our existing relationship, or in establishing a new one, our sales of this product could be adversely affected.

We Have No Experience in Performing the Analytical Procedures Related to Genetic Testing and Have Established an Exclusive Commercial Agreement with a Third Party to Perform These Procedures For Our OcuGene Glaucoma Genetic Test; If We Are Unable to Maintain this Arrangement, and Are Unable to Establish New Arrangements with Third Parties, We Will Have to Establish Our Own Regulatory Compliant Analytical Process for Genetic Testing and May Not Have the Financial Resources to Do So

We have no experience in the analytical procedures related to genetic testing. We have entered into an agreement with Quest Diagnostics Incorporated under which Quest exclusively performs OcuGene genetic analytical procedures at a commercial scale in the United States. Accordingly, we are reliant on Quest for all of our OcuGene analytical procedures. If we are unable to maintain this arrangement, we would have to contract with another clinical laboratory or would have to establish our own facilities. We cannot assure you that we will be able to contract with another laboratory to perform these services on a commercially reasonable basis, or at all.

Clinical laboratories must adhere to Good Laboratory Practice regulations that are strictly enforced by the FDA on an ongoing basis through the FDA’s facilities inspection program. Should we be required to perform the analytical procedures for genetic testing ourselves, we:

  will be required to expend significant amounts of capital to install and validate an analytical capability;
  will be subject to the regulatory requirements described above; and
  will require substantially more additional capital than we otherwise may require.

We cannot assure you we will be able successfully to enter into another genetic testing arrangement or perform these analytical procedures ourselves on a cost-efficient basis, or at all.

We Rely on a Sole Source for Some of the Raw Materials in Our Products, and the Raw Materials We Need May Not be Available to Us

SSP is the sole source for the active drug incorporated into the ISV-403 product candidate we sold to Bausch & Lomb for further development and commercialization. SSP has submitted a Drug Master File on the compound with the FDA and is subject to the FDA’s review and oversight. If SSP is unable to obtain and maintain FDA approval for their production of the drug or is otherwise unable to supply Bausch & Lomb with sufficient quantities of the drug, Bausch & Lomb’s ability to continue with the development, and potentially the commercial sale if the product is approved, of ISV-403 would be interrupted or impeded, and our royalties from commercial sales of the ISV-403 product could be delayed or reduced and our business could be harmed.

We currently have a single supplier for azithromycin, the active drug incorporated into our AzaSite product candidate. The supplier has submitted a Drug Master File on the compound with the FDA and is subject to the FDA’s review and oversight. If the FDA were to identify issues in the production of the drug that the supplier was unable to resolve quickly, or other issues were to arise that impact production, our ability to continue with the development, and potentially the commercial sale if the product is approved, of AzaSite could be interrupted and would harm our business. Additional suppliers for this drug exist, but qualification of an alternative source could be time consuming, expensive and could result in a delay that could harm our business and there is no guarantee that these additional suppliers can supply sufficient quantities at a reasonable price, or at all. In addition, we do not currently have a contractual agreement with this supplier of azithromycin and consequently this supplier is not obligated to provide us any particular quantities of the drug.

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

We Have No Experience in Commercial Manufacturing and Need to Establish Manufacturing Relationships with Third Parties, and If Contract Manufacturing Is Not Available to Us or Does Not Satisfy Regulatory Requirements, We Will Have to Establish Our Own Regulatory Compliant Manufacturing Capability and May Not Have the Financial Resources to Do So

We have no experience manufacturing products for Phase III and commercial purposes. We have a pilot facility licensed by the State of California to manufacture a number of our products for Phase I and Phase II clinical trials but not for late stage clinical trials or commercial purposes. Any delays or difficulties that we may encounter in establishing and maintaining a relationship with qualified manufacturers to produce, package and distribute our finished products may harm our clinical trials, regulatory filings, market introduction and subsequent sales of our products.

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
  will be subject to the regulatory requirements described above;
  will be subject to similar risks regarding delays or difficulties encountered in manufacturing any such products; and
  will require substantially more additional capital than we otherwise may require.

Therefore, we may not be able to manufacture any products successfully or in a cost-effective manner.

We Compete in Highly Competitive Markets and Our Competitors’ Financial, Technical, Marketing, Manufacturing and Human Resources May Surpass Ours and Limit Our Ability to Develop and/or Market Our Products and Technologies

Our success depends upon developing and maintaining a competitive advantage in the development of products and technologies in our areas of focus. We have many competitors in the United States and abroad, including pharmaceutical, biotechnology and other companies with varying resources and degrees of concentration in the ophthalmic market. Our competitors may have existing products or products under development which may be technically superior to ours or which may be less costly or more acceptable to the market. Competition from these companies is intense and is expected to increase as new products enter the market and new technologies become available. Many of our competitors have substantially greater financial, technical, marketing, manufacturing and human resources than we do, particularly in light of our current financial condition. In addition, they may succeed in developing technologies and products that are more effective, safer, less expensive or otherwise more commercially acceptable than any that we have or will develop. Our competitors may obtain cost advantages, patent protection or other intellectual property rights that would block or limit our ability to develop our potential products. Our competitors may also obtain regulatory approval for commercialization of their products more effectively or rapidly than we will. If we decide to manufacture and market our products by ourselves, we will be competing in areas in which we have limited or no experience such as manufacturing efficiency and marketing capabilities. See “— We Have No Experience in Commercial Manufacturing and Need to Establish Manufacturing Relationships with Third Parties, and If Contract Manufacturing Is Not Available to Us or Does Not Satisfy Regulatory Requirements, We Will Have to Establish Our Own Regulatory Compliant Manufacturing Capability and May Not Have the Financial Resources to Do So.”

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

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have compounds competitive with ours already approved or in development including Zymar and Ocuflox by Allergan, Vigamox and Ciloxan by Alcon, Quixin by Johnson & Johnson and Chibroxin by Merck. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:

  developing drugs;
  undertaking pre-clinical testing and human clinical trials;
  obtaining FDA and other regulatory approvals of drugs;
  formulating and manufacturing drugs;
  launching, marketing and selling drugs; and
  attracting qualified personnel, parties for acquisitions, joint ventures or other collaborations.

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

In addition, the availability of reimbursement from third-party payers determines, in large part, the demand for healthcare products in the United States and elsewhere. Examples of such third-party payers are government and private insurance plans. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, and third-party payers are increasingly challenging the prices charged for medical products and services. If we succeed in bringing one or more products to the market, reimbursement from third-party payers may not be available or may not be sufficient to allow us to sell our products on a competitive or profitable basis.

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

Our Use of Hazardous Materials May Pose Environmental Risks and Liabilities Which May Cause Us to Incur Significant Costs

Our research, development and manufacturing processes involve the controlled use of small amounts of hazardous solvents used in pharmaceutical development and manufacturing, including acetic acid, acetone, acrylic acid, calcium chloride, chloroform, dimethyl sulfoxide, ethyl alcohol, hydrogen chloride, nitric acid, phosphoric acid and other similar solvents. We retain a licensed outside contractor that specializes in the disposal of hazardous materials used in the biotechnology industry to properly dispose of these materials, but we cannot completely eliminate the risk of accidental contamination or injury from these materials. Our cost for the disposal services rendered by our outside contractor was approximately $6,000 and $17,000 for the years ended 2003 and 2002, respectively. In the event of such an accident involving these materials, we could be held liable for any damages that result, and any such liability could exceed our resources. Moreover, as our business develops we may be required to incur significant costs to comply with federal, state and local environmental laws, regulations and policies, especially to the extent that we manufacture our own products.

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

  assimilating employees, operations, technologies and products from the acquired companies with our existing employees, operations, technologies and products;
  diverting our management’s attention from day-to-day operation of our business;
  entering markets in which we have no or limited direct experience; and
  potentially losing key employees from the acquired companies.

Management and Principal Stockholders May Be Able to Exert Significant Control On Matters Requiring Approval by Our Stockholders and Security Interests in Our Assets Held by Management May Enable Them to Control the Disposition of Such Assets

As of June 30, 2004, our management and principal stockholders together beneficially owned approximately 19% of our outstanding shares of common stock. As a result, these stockholders, acting together, may be able to effectively control all matters requiring approval by our stockholders, including the election of a majority of our directors and the approval of business combinations.

In July 2003, we issued a $400,000 short-term senior secured note payable to Dr. Chandrasekaran, our chief executive officer, chief financial officer and a member of our board of directors, for cash. This note bears an interest rate of five and one-half percent (5.5%) and is due on the earlier to occur of March 31, 2007 or 30 days subsequent to the successful completion of a pivotal Phase III clinical trial with AzaSite and is secured by a lien on substantially all of our assets including our intellectual property and certain other equipment secured by the lessor of such equipment.

This security interest enables Dr. Chandrasekaran to control the disposition of these assets in the event of our liquidation. If we are unable to repay the amounts due under this note, he could, or cause us to, enter into involuntary liquidation proceedings in the event we default on our obligation.

In addition, investors in our March 2004 private placement, as a group, owned approximately 58% of our outstanding shares of common stock as of July 22, 2004. If such investors were to exercise the warrants they currently hold, assuming no additional acquisition or distributions, such investors would own approximately 63% of our outstanding shares of common stock based on their ownership percentages as of July 27, 2004. Thus, these stockholders, acting together, may be able to effectively control all matters requiring approval by our stockholders, including the election of a majority of our directors and approval of business combinations.

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

In addition, the terrorist attacks in the U.S. and abroad, the U.S. retaliation for these attacks, the war in Iraq and continued worldwide economic weakness and the related decline in consumer confidence have had, and may continue to have, an adverse impact on the U.S. and world economy. These and similar events, as well as fluctuations in our operating results and market conditions for biopharmaceutical and biotechnology stocks in general, could have a significant effect on the volatility of the market price for our common stock and on the future price of our common stock.

We Have Adopted and Are Subject to Anti-Takeover Provisions That Could Delay or Prevent an Acquisition of Our Company and Could Prevent or Make it More Difficult to Replace or Remove Current Management

Provisions of our certificate of incorporation and bylaws may constrain or discourage a third party from acquiring or attempting to acquire control of us. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, such provisions could also prevent or make it more difficult for our stockholders to replace or remove current management and could adversely affect the price of our common stock if they are viewed as discouraging takeover attempts, business combinations or management changes that stockholders consider in their best interest. Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock, 15,000 of which have been designated as Series A-1 Preferred Stock. Our board of directors has the authority to determine the price, rights, preferences, privileges and restrictions, including voting rights, of the remaining unissued shares of preferred stock without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible financings, acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, even if the transaction might be desired by our stockholders. Provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving us, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless conditions set forth in the Delaware General Corporation Law are met. The issuance of preferred stock or Section 203 of the Delaware General Corporation Law could also be deemed to benefit incumbent management to the extent these provisions deter offers by persons who would wish to make changes in management or exercise control over management. Other provisions of our certificate of incorporation and bylaws may also have the effect of delaying, deterring or preventing a takeover attempt or management changes that our stockholders might consider in their best interest. For example, our bylaws limit the ability of stockholders to remove directors and fill vacancies on our board of directors. Our bylaws also impose advance notice requirements for stockholder proposals and nominations of directors and prohibit stockholders from calling special meetings or acting by written consent.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates.

We invest our excess cash in investment grade, interest-bearing securities. At June 30, 2004, we had approximately $11.9 million invested in money market mutual funds. While a hypothetical decrease in market interest rates by 10 percent from the June 30, 2004 levels would cause a decrease in interest income, it would not result in a loss of the principal. Additionally, the decrease in interest income would not be material.

Item 4.  Controls and Procedures

As of the end of the quarter ended June 30, 2004, under the supervision and with the participation of our management, including Dr. Chandrasekaran, who is our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Dr. Chandrasekaran concluded that our disclosure controls and procedures were effective as of June 30, 2004 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii)  accumulated and communicated to our management, including Dr. Chandrasekaran, as appropriate to allow timely decisions regarding required disclosure.

Part II OTHER INFORMATION

Item 1.  Legal Proceedings.

On July 8, 2004, Bristol Investment Group, or Bristol, filed with the American Arbitration Association a demand for arbitration against us seeking payment of $218,684 and warrants to purchase 461,400 shares of our common stock based on a letter agreement dated January 28, 2003 pursuant to which Bristol was engaged as a non-exclusive placement agent of investment capital for us. A date for the arbitration proceeding has not yet been set. We dispute Bristol’s claim and intend to vigorously defend against the claim.

On or about October 8, 2003, Thai Nguyen, or Nguyen, filed a complaint in the Superior Court of California, County of San Francisco (No. CGC 03425230) against us, our Chief Executive Officer, Kumar Chandrasekaran, the Regents of the University of California, or Regents, and two individuals associated with Regents. In essence, Nguyen alleges that we breached an obligation to continue supporting his research; he has also made a variety of other related claims and allegations against us and the other defendants. Nguyen filed a motion to enjoin us during the pendency of the litigation from alienating the license rights held by us relating to the subject of Nguyen’s research, and this motion was denied. We (and Dr. Chandrasekaran) filed a demurrer challenging certain aspects of the complaint which was granted in large part by written order dated April 7, 2004. The Court permitted Nguyen to file a First Amended Complaint, and Nguyen in fact did so on or about April 22, 2004. A response to the First Amended Complaint has not yet been filed by either us or by Dr. Chandrasekaran.

While the amount of monetary relief is not specifically quantified in the First Amended Complaint, in general Nguyen seeks to enforce a claimed agreement which states that we would pay him between $100,00 and $200,000 in annual laboratory support “for the life of patent”, which corresponds to the certain “TIGR” patents licensed from the University of California for the diagnosis of glaucoma and bonus payments of approximately $60,000. Nguyen also seeks relief in connection with 30,000 shares of our stock provided to him by us but which he gave back at the direction of Regents. The First Amended Complaint also seeks unspecified punitive damages, attorneys’ fees and other damages and relief (including an exclusive, royalty free license to certain patents related to the glaucoma genetics program).

Item 2.  Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On June 14, 2004, after receiving stockholder approval, we completed the final closing of a private placement of shares of our common stock and warrants to purchase shares of our common stock pursuant to subscription agreements entered into between us and certain accredited investors on March 26, 2004. Pursuant to the terms of the these subscription agreements, these investors purchased from us an aggregate of 1,650 units, of which 1,456 units, consisting of an aggregate of 29,120,000 shares of our common stock at a price of $0.50 per share and warrants to purchase 14,560,000 shares of our common stock with an exercise price of $0.75 per share, were sold at the final closing. The remaining 194 units, consisting of 3,880,000 shares of our common stock with an exercise price of $0.50 per share and warrants to purchase 1,940,000 shares of our common stock with an exercise price of $0. 75 per share, were sold to the investors in the private placement at an initial closing held on March 26, 2004. We received gross proceeds of approximately $14.6 million from the sale and issuance of stock in the final closing of the private placement and we received gross proceeds of approximately $1.9 million from the sale and issuance of stock in the initial closing of the private placement. We paid aggregate fees of approximately $1.0 million to the placement agent for the transaction in connection with the initial and final closings of the private placement. In addition, in connection with the final closing of the private placement, the placement agent received a non-redeemable five-year warrant exercisable for 750,000 shares of our common stock at a price of $0.55 per share.
We issued these shares of our common stock and warrants to purchase shares of our common stock in reliance on an exemption from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. In connection with the private placement, we granted the investors registration rights, pursuant to which we filed a registration statement on Form S-3 for the resale of the shares sold in the private placement and the shares issuable upon exercise of the warrants. This registration statement was declared effective by the Securities and Exchange Commission on July 28, 2004.
              On June 28, 2004, we repaid a $50,000 note payable, and related accrued interest of $2,975, by issuing 105,951 shares of our common stock at a price of $0.50 per share. These securities were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, based on the note holder's status as an accredited investor. In connection with the conversion we granted the investor registration rights, pursuant to which we filed a registration statement on Form S-3 for the resale of the shares issued in the conversion. This registration statement was declared effective by the Securities and Exchange Commission on July 28, 2004.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 1, 2004, we held our Annual Meeting of Stockholders at which the stockholders approved:

(1)    The election of S. Kumar Chandrasekaran, Ph.D., Mitchell H. Friedlaender, M.D., John L. Mattana, Jon S. Saxe and Anders P. Wiklund to the board of Directors to serve until the next annual meeting or until their successors are elected and qualified. The following directors received the number of votes set opposite their respective names:

	For Election	Withheld

S. Kumar Chandrasekaran, Ph.D.	27,665,605	1,898,886
Mitchell H. Friedlaender, M.D.	28,098,065	1,466,426
John L. Mattana	28,062,565	1,501,926
Jon S. Saxe	27,634,923	1,929,568
Anders P. Wiklund	28,043,976	1,520,515

(2)    The ratification of our audit committee’s appointment of Burr, Pilger & Mayer LLP as independent public accountants of the Company for the fiscal year ending December 31, 2004.Such proposal received 29,427,485 votes for ratification, 71,950 votes against ratification and 29,515 abstentions.

(3)     The sale and issuance, in the final closing of a private placement, of 29,120,000 shares of our common stock at a purchase price of $0.50 per share and Class A and Class B warrants to purchase a total of 14,560,000 shares of our common stock at an exercise price of $0.75 per share to certain investors and warrants to purchase a total of 750,000 shares of our common stock at an exercise price of $0.55 per share to Paramount BioCapital, Inc., in exchange for aggregate gross proceeds to us in the final closing of $14,560,000.. Such proposal received 18,857,107 votes for approval, 666,801 votes against approval, and 29,515 votes abstaining.

(4)    An amendment to our Restated Certificate of Incorporation to increase the number of shares of our common stock authorized for issuance by an additional 60,000,000 shares, resulting in an aggregate of 120,000,000 shares of authorized common stock. Such proposal received 18,846,492 votes for approval, 680,731 votes against approval, and 26,200 votes abstaining.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

a)   The exhibits listed on the Exhibit Index (following the signature section of this Quarterly Report) are included or incorporated by reference, in this Quarterly Report.

b)   Reports of Form 8-K

On May 14, 2004, we furnished a Current Report on Form 8-K reporting under Item 12 that on May 14, 2004 we issued a press release, which, among other things, set forth our results of operations for the quarter ended March 31, 2004. The press release was furnished (not filed) as an exhibit to the report.

On June 16, 2004, we filed a Current Report on Form 8-K reporting under Item 5 the completion of the final closing of a private placement entered into on March 26, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSITE VISION INCORPORATED

Date: August 16, 2004	By:	/s/ S. Kumar Chandrasekaran, Ph.D.

S. Kumar Chandrasekaran, Ph.D. Chairman of the Board, Chief Executive Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX

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

