Form 10-Q
period 2004-09-30
INSITE VISION INC
filed 2004-11-15
CIK 802724

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Registrant’s common stock, $0.01 par value, outstanding as of October 29, 2004: 62,371,069.

QUARTERLY REPORT ON FORM 10-Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
InSite Vision Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except share and per share amounts)	September 30, 2004	December 31, 2003

Assets
Current assets:
Cash and cash equivalents	$7,860	$1,045
Inventories, net	18	19
Prepaid expenses and other current assets	63	91
Total current assets	7,941	1,155

Property and equipment, at cost:
Laboratory and other equipment	354	837
Leasehold improvements	73	73
Furniture and fixtures	-	3
	427	913
Accumulated depreciation	319	664
	108	249
Deferred debt issuance cost	-	1
Total assets	$8,049	$1,405

Liabilities and stockholders' equity (deficit)
Current liabilities:
Short-term notes payable to related parties, unsecured	$90	$326
Short-term notes payable to related parties, secured	254	682
Accounts payable	357	972
Accrued liabilities	477	650
Accrued compensation and related expense	156	160
Deferred gain on sale of assets	-	4,616
Deferred rent	74	183
Total current liabilities	1,408	7,589
Convertible note payable (net of beneficial conversion feature of $1 as of December 31, 2003)	-	16
Total liabilities	1,408	7,605
Commitments

Stockholders’ equity (deficit)

Common stock, $0.01 par value, 120,000,000 shares authorized; 62,371,069 issued and outstanding at Sept 30, 2004; 29,253,294 issued and outstanding at December 31, 2003	624	293
Additional paid-in capital	124,365	109,437
Notes receivable from stockholder	(187)	(208)
Accumulated deficit	(118,161)	(115,722)
Stockholders’ equity (deficit)	6,641	(6,200)
Total liabilities and stockholders' equity (deficit)	$8,049	$1,405

See accompanying notes to condensed consolidated financial statement.

InSite Vision Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended Sept. 30,		Nine months ended Sept.30,
(in thousands, except per share amounts)	2004	2003	2004	2003

Revenues	$49	$4	$541	$8

Cost of goods	3	5	11	17

Operating expenses:
Research and development	2,605	793	4,956	3,461
Selling, general and administrative	781	599	2,586	2,025
Total	3,386	1,392	7,542	5,486

Loss from operations	(3,340)	(1,393)	(7,012)	(5,495)

Gain on sale of assets	-	-	4,616	-
Interest (expense) and other income, net	-	(9)	(43)	(7)
Net loss	(3,340)	(1,402)	(2,439)	(5,502)
Preferred dividends	-	(60)	-	(161)

Net loss applicable to common stockholders	$(3,340)	$(1,462)	$(2,439)	$(5,663)

Net loss per share applicable to common stockholders, basic and diluted	$(0.05)	$(0.06)	$(0.06)	$(0.23)

Shares used to calculate net loss per share applicable:
to common stockholders, basic and diluted	62,371	25,137	43,667	25,136

No cash dividends were declared or paid during the periods.

__________________________________________________________
See accompanying notes to condensed consolidated financial statements.

2

3

InSite Vision Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended Sept. 30,
(in thousands)	2004	2003

Operating activities
Net income (loss)	$(2,439)	$(5,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	150	220
Stock based compensation	66	56
Non-cash interest expense	20	-
Gain on sale of assets	(4,616)	-
Changes in:
Inventories, prepaid expenses and other current assets	29	58
Accounts payable, accrued liabilities, accrued compensation and related expense, and deferred rent	(870)	812
Net cash used in operating activities	(7,660)	(4,356)

Investing activities
Purchases of property and equipment	(9)	(23)
Net cash used in investing activities	(9)	(23)

Financing activities
Issuance of preferred stock	-	2,000
Issuance of common stock, net	15,120	3
Issuance of convertible notes payable, net of issuance costs	-	392
Note payment received from stockholder	21	23
Payment of notes payable	(647)	-
Issuance of short-term notes payable to related parties	-	946
Payment of capital lease obligation	(10)	(14)
Net cash provided by financing activities	14,484	3,350
Net increase (decrease) in cash and cash equivalents	6,815	(1,029)
Cash and cash equivalents, beginning of period	1,045	1,179

Cash and cash equivalents, end of period	$7,860	$150

Supplemental disclosure:
Non-cash preferred dividends	$-	$161
Beneficial conversion feature of convertible notes payable	$-	$500

__________________________________________________________
See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Notes to Condensed Consolidated Financial Statements
September 30, 2004
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for any future period.

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

The following are items in our financial statements that require significant estimates and judgments:

Inventories. Our inventories are stated at the lower of cost or market. The cost of the inventories are based on the first-in first-out method. If the cost of the inventory exceeds the expected market value a provision is recorded for the difference between cost and market. At September 30, 2004, our inventories solely consisted of OcuGene kits which are considered finished goods.

Property and Equipment. Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is provided over the estimated useful lives of the respective assets, which range from three to five years, using the straight-line method. Leasehold improvements are amortized over the lives of the related leases or their estimated useful lives, whichever is shorter, using the straight-line method. It is our policy to write-off our fully depreciated assets. During the nine months ended September 30, 2004, $495,000 of fully depreciated assets were written-off.

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

Revenue related to contract research services is recognized when persuasive evidence of an arrangement exists, the services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. During the nine months ended September 30, 2004, we recognized payments received under the December 2003 Bausch & Lomb agreement of $537,000 as contract and other revenue in accordance with EITF 01-14, Income Statement Characterization of Reimbursement for “Out of Pocket” Expenses Incurred. We incurred approximately $745,000 of costs related to the research and development activities under the related contract.

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

Pro forma information regarding net income (loss) and net income (loss) per share is required by Statement of Financial Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, and has been determined as if we had accounted for our employee and director stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarter ended September 30, 2004 and 2003, respectively: risk-free interest rates ranging from 0.84% to 4.50%; volatility factors for the expected market price of our common stock of 1.06; and a weighted-average expected life for the options of 4 years. The following weighted-average assumptions were used to estimate the fair value for these options for the nine months ended September 30, 2004 and 2003, respectively: risk-free interest rates ranging from 0.91% to 4.93%; volatility factors for the expected market price of our common stock of 1.06; and a weighted-average expected life for the options of 4 years.

The following table illustrates the effect on net income (loss) and net income (loss) per share as if we had applied the fair value recognition provisions of SFAS 123 to stock based employee and director compensation (in thousands, except per share amounts):

	Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003

Net income (loss) applicable to common stockholders-as reported	$(3,340)	$(1,462)	$(2,439)	$(5,663)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(110)	(42)	(260)	(328)
Net income (loss) applicable to common stockholders-pro forma	$(3,450)	$(1,504)	$(2,699)	$(5,991)

Loss applicable to common stockholders per share:
Basic - as reported	$(0.05)	$(0.06)	$(0.06)	$(0.23)
Diluted-as reported	$(0.05)	$(0.06)	$(0.06)	$(0.23)
Basic - pro forma	$(0.06)	$(0.06)	$(0.06)	$(0.24)
Diluted-pro forma	$(0.06)	$(0.06)	$(0.06)	$(0.24)

The weighted average grant date fair value of options granted during the quarter ended September 30, 2004 and 2003 were $0.56 and $0.63 respectively. The weighted average grant date fair value of options granted during the nine months ended September 30, 2004 and 2003 were $0.78 and $0.71, respectively.

For purposes of pro forma disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period.

The pro forma impact of options on the net income (loss) for the quarters ended September 30, 2004 and 2003 is not representative of the effects on net income (loss) for future quarters, as future quarters will include the effects of additional stock grants.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2004	2003	2004	2003

Numerator:
Net loss	$(3,340)	$(1,402)	$(2,439)	$(5,502)
Non-cash preferred stock dividend	-	(60)	-	(161)
Net loss applicable to common stockholders	$(3,340)	$(1,462)	$(2,439)	$(5,663)

Denominator:
Weighted-average shares outstanding for basic income (loss) per share	62,371	25,137	43,667	25,136
Effect of dilutive securities:
Stock options and warrants	-	-	-	-
Weighted-average shares outstanding for diluted income (loss) per share	62,371	25,137	43,667	25,136

Basic and diluted net loss per share	$(0.05)	$(0.06)	$(0.06)	$(0.23)

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

Note 4 - Legal

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

Overview

We are an ophthalmic product development company focused on developing genetically-based technology for the diagnosis, prognosis and management of glaucoma, as well as ophthalmic pharmaceutical products based on our proprietary DuraSite® eyedrop-based drug delivery technology. In addition, we have a retinal program that includes a retinal drug delivery technology.

In 2003, we faced significant challenges related to our lack of financial resources. To continue our operations we took a number of actions to reduce our cash usage including:

•	laying-off approximately 42% of our personnel;
•	senior management voluntarily reduced their salaries;
•	we placed several development programs on hold, including those related to our ISV-900 technology, ISV-014 our retinal delivery device, and treatments for retinal diseases;
•	we slowed the clinical activities related to AzaSite’ (ISV-401); and
•	we instituted other cash saving actions including extending the payment of our liabilities.

On June 14, 2004, after receiving stockholder approval, we completed the final closing of a private placement of shares of our common stock and warrants to purchase shares of our common stock pursuant to subscription agreements entered into between us and certain accredited investors on March 26, 2004. We raised an aggregate of approximately $15.3 million, net of fees and expenses, through the sale and issuance of an aggregate of 33,000,000 shares of our common stock in the initial and final closings of this private placement. We expect that our current funds will be sufficient to permit us to continue our operations as currently planned until approximately the third quarter of 2005. Although we continue to carefully monitor our expenses, with the receipt of the additional funds from the private placement, we were able in June 2004 to restore management salaries to the same level as they were prior to the voluntary salary reductions and fully resume our clinical activities related to AzaSite.

With our existing resources we are focusing our research and development and commercial efforts on the following:

•	AzaSite (ISV-401), a DuraSite formulation of azithromycin, a broad spectrum antibiotic; and

•	targeted activities to support the scientific/clinical foundation and market introduction of our OcuGene glaucoma genetic test based on our ISV-900 technology.

AzaSite (ISV-401). We have developed a topical formulation of the antibiotic azithromycin, an antibiotic with a broad spectrum of activity that is widely used to treat respiratory and other infections in its oral and parenteral forms, to treat bacterial conjunctivitis and other infections of the outer eye. We believe that the key advantages of AzaSite may include a significantly reduced dosing regimen (7 doses vs. 36 doses for comparable products), the high and persistent levels of azithromycin achieved in the tissues of the eye and its wide spectrum of activity. Product safety and efficacy have been shown, respectively, in Phase 1 and Phase 2 clinical trials. The Phase 2 study compared an AzaSite formulation containing 1% azithromycin to a placebo. The results of this study showed that the AzaSite formulation was statistically significantly more effective than the placebo in bacterial eradication and clinical cure, which includes reduction in inflammation and redness.

In July 2004, we initiated two pivotal Phase 3 clinical trials for AzaSite. One of the Phase 3 clinical trials is a multi-center study in which patients in one arm will be dosed with a 1% AzaSite formulation and the patients in the second arm will be dosed with a placebo. This study is designed to include approximately 550 patients, of which 224 must be confirmed positive for acute bacterial conjunctivitis in at least one eye. The other Phase 3 clinical trial is a multi-center study in which patients in one arm will be dosed with a 1% AzaSite formulation and the patients in the second arm will be dosed with a 0.3% formulation of the antibiotic tobramycin. This study is designed to include approximately 775 patients, of which 310 must be confirmed positive for acute bacterial conjunctivitis in at least one eye. The Phase 3 trials are being conducted in the United States and we anticipate including both children and adults to permit aggressive enrollment of the subjects necessary to complete the studies. The primary endpoints of both trials will be microbial eradication and clinical cure. In October 2004, we announced that over 100 of the centers at which the clinical trials will be conducted have been activated and are able to begin to enroll patients in the two clinical trials.

In 2003, we secured a new source for the active ingredient used in AzaSite and have a contract-manufacturing site for production of clinical trial supplies and registration batches. The supplies are being manufactured under the supervision of our personnel. We are planning to manufacture the registration batches needed to support the filing of the New Drug Application, or NDA, for AzaSite with the United States Food and Drug Administration, or FDA, at this contract facility in the fourth quarter of 2004. We anticipate that our contract manufacturing facility will be ready for inspection by the FDA at the time of our NDA submission.

ISV-403. In February 2003, we filed an Investigational New Drug Application, or IND with the FDA for our ophthalmic antibiotic product candidate ISV-403, which was the first milestone under the August 2002 license agreement with Bausch & Lomb and resulted in the receipt of $2.0 million from the sale of Series A-1 Preferred Stock. In April 2003, we began a Phase 1 clinical trial of ISV-403 and in June 2003 the dosing for the study was completed. In December 2003, we sold the ISV-403 product candidate to Bausch & Lomb, which resulted in the receipt of $1.5 million in cash, the return of the $4.0 million of Series A-1 Preferred Stock, and the related dividends, to us for cancellation, and provides for royalties on future product sales, if any. During the first nine months of 2004, we provided contract research services to Bausch & Lomb. The significant portion of these activities have been completed and due to the sale, Bausch & Lomb now is responsible for the further clinical development of the product and we are focusing our development efforts on our AzaSite product candidate.

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

Results of Operations

Revenues.

We had total net revenues in the third quarter of 2004 and 2003 of $49,000 and $4,000, respectively, and $541,000 and $8,000 for the nine months ended September 30, 2004 and 2003, respectively. In the first nine months of 2004, 99% of our net revenues were from contract research activities. Sales of OcuGene represented 1% and 100% of the net revenues in the third quarter of 2004 and 2003, respectively. The increase in revenues for the quarter and nine months ended September 30, 2004 was due to contract research activities conducted for Bausch & Lomb in 2004 under the ISV-403 Asset Purchase Agreement. Our significant contract research activities for B&L were completed in the third quarter of 2004 and accordingly we do not expect such contract research activities to provide a meaningful source of revenues in future periods. We recognize revenue when all services have been performed and collectibility is reasonably assured. Accordingly, revenue for the sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product.

Cost of goods.

Cost of goods of $3,000 and $5,000 for the third quarters of 2004 and 2003 respectively, and $11,000 and $17,000 for the nine months ended September 30, 2004 and 2003, respectively, reflect the cost of OcuGene tests performed as well as the cost of sample collection kits distributed for use. The decrease reflects the lower number of sample collection kits distributed for use in both the third quarter and first nine months of 2004 as we have focused our efforts on our AzaSite product candidate.

Research and development.

Research and development expenses increased to $2.6 million during the third quarter of 2004 from $0.8 million during the third quarter of 2003. 90% of the increase is due to the initiation of the AzaSite Phase 3 clinical trials. The remainder of the increase reflects salary increases to our research staff to return such salaries to the same level they were prior to the voluntary salary reductions instituted in 2003 and costs related to increased research activities in support of the AzaSite program.

Research and development expenses increased to $5.0 million from $3.5 million for the first nine months of 2004 compared to the first nine months of 2003. This 43% increase mainly reflects the initiation of the AzaSite Phase 3 clinical trials. Expenses incurred in 2004 related to salary increases for our research staff to return such salaries to the same level they were prior to the voluntary salary reductions instituted in 2003 and the cost of temporary labor and the costs associated with recruiting personnel for critical research and development activities related to the AzaSite program, partially offset by continued reductions in our financial support of the research related to our genetics programs by not renewing certain research contracts pending the receipt of additional funding. As much of this research is conducted at external academic centers, we were able to scale back this research without incurring termination costs.

Selling, general and administrative.

Selling, general and administrative expenses increased to $781,000 million in the third quarter of 2004 from $599,000 in the third quarter of 2003. The increase mainly reflects salary adjustments to return staff member salaries to the same level they were prior to the voluntary salary reductions in 2003. This increase was partially offset by a reduction in our legal and financial service activities as expenses incurred in the third quarter of 2003 towards raising funds were not incurred in the third quarter of 2004.

Selling, general and administrative expenses increased to $2.6 million during the first nine months of 2004 from $2.0 million during the first nine months of 2003. 95% of the increase reflects an increase in personnel-related expenses due to the payment of performance bonuses to our selling, general and administrative personnel in June 2004 and salary increases to these staff members to return such salaries to the same level they were prior to the salary reduction in 2003. While selling expenses related to the initial market introduction of OcuGene, such as advertising and our limited initial contract sales force, decreased approximately 90% as we reduced our efforts in that area, this was offset by a 14% increase in the cost or our insurance coverage, including directors and officers insurance and the increase in the portion of the general facility expenses allocated to SG&A personnel.

Our expenses for the year ended December 31, 2004 will be dependent upon the progress of the AzaSite Phase 3 clinical trials and we currently anticipate that our research and development expenses will increase significantly from levels incurred in the year ended December 31, 2003 as we proceed with our AzaSite program. We anticipate that we will continue the suspension of activity on our other product candidates absent additional funding as we focus on our AzaSite clinical program. Also, we anticipate that our selling, general and administrative costs will increase from the 2003 levels. We anticipate that the expense reductions related to the scale-back of marketing activities related to Ocu Gene will continue in 2004 and selective additions may be made to headcount. Salaries voluntarily reduced for the members of senior management were increased to their previous levels in June 2004.

Gain on sale of assets.

The gain on sale of assets reflects the sale of the ISV-403 product candidate to Bausch & Lomb in December 2003. We received $1.5 million in cash and Bausch & Lomb surrendered the $4.0 million of Series A-1 Preferred Stock, plus accumulated dividends, we issued to them under the August 2002 License and Preferred Stock Purchase Agreements. The total gain was recognized over the five-month period that we had an obligation to provide contract research support for ISV-403, which began in December 2003. We recognized $4.6 million of the gain in the first nine months of 2004, which did not result in cash flow to us during this time period.

Interest, other income and expenses.

Net interest, other income and expense was $0 in the third quarter of 2004 compared to an expense of $9,000 in 2003. Net interest, other income and expense was an expense of $43,000 in the nine months ended September 30, 2004 compared to an expense of $7,000 in the comparable period of 2003. This change principally reflects the interest expense related to the debt discount of convertible debentures, interest expense related to the short-term notes payable and to lower average cash balances.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of debt and equity securities, equipment and leasehold improvement financing, other debt financing and payments under corporate collaborations. At September 30, 2004, our cash and cash equivalents balance was $7.9 million. It is our policy to invest our cash and cash equivalents in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt.

In March 2004, we received approximately $1.6 million, net of placement fees, from the initial closing of a total private placement of up to $16.5 million. In June 2004, we completed the final closing of this private placement and received approximately $13.6 million, net of placement fees.

Our auditors have included an explanatory paragraph in their audit report relating to our financial statements for our fiscal year ended December 31, 2003 referring to our recurring operating losses and substantial doubt about our ability to continue as a going concern. Even though we were able to complete the final closing of the March 2004 private placement, in order to continue long-term operations beyond approximately the third quarter of 2005, we will require and are seeking additional funding through collaborative or other partnering arrangements, public or private equity or debt financings, asset sales and from other sources. However, there can be no assurance that we will obtain interim or longer-term financing or that such funding, if obtained, will be sufficient to continue our operations as currently conducted or in a manner necessary for the long-term success of our company. If we raise funds through the issuance of debt securities, such debt will likely be secured by a security interest or pledge of all or substantially all of our assets, may require us to make principal and interest payments in cash, securities or a combination thereof, would likely include the issuance of warrants and may subject us to restrictive covenants. In addition, our stockholders may suffer substantial dilution if we raise additional funds by issuing equity securities.

Net cash used in operating activities was $7.7 million and $4.4 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in net cash used in operating activities reflected the initiation of the AzaSite Phase 3 clinical trials and payment of accrued expenses. Operating activities in the first nine months of 2004 related primarily to research and development expenditures for our AzaSite antibiotic program and under the research contract with Bausch & Lomb on ISV-403.

Net cash used in investing activities of $9,000 and $23,000 in the first nine months of 2004 and 2003, respectively, reflected the acquisition of computer equipment in 2004 and laboratory and other equipment related to the manufacture of Phase 1 and Phase 2 clinical units in our pilot facility in 2003.

Net cash provided by financing activities was $14.5 million in the first nine months of 2004 compared to $3.4 million in the first nine months of 2003. We received net proceeds of $15.1 million from the issuance of an aggregate of 33.0 million shares of common stock in the initial and final closing of the March 2004 private placement. We received $2.0 million in the first nine months of 2003 from the issuance of our 2,000 shares of our Series A-1 preferred stock to Bausch & Lomb related to the ISV-403 license agreement. We received $6,000 and $3,000 in the first nine months of 2004 and 2003, respectively from the issuance of our common stock from the exercise of stock options by employees. In the first nine months of 2003, we received $0.4 million from the issuance of convertible notes payable, net of issuance costs and $0.9 million from the issuance of short term notes payable to related parties. In the first nine months of 2004, we also made $647,000 of payments on our short-term borrowings, including redemption of $17,000 of convertible notes payable, and $10,000 of payments on capital leases for certain laboratory equipment in the first quarter of 2004 compared to $14,000 in the first nine months of 2003. Additionally, we received $21,000 and $23,000 in the first nine months of 2004 and 2003, respectively, as payment on notes receivable from a stockholder.

Assuming we are able to obtain additional financing when required to continue our operations, our future capital expenditures and requirements will depend on numerous factors, including the progress and results of our clinical testing, research and development programs and preclinical testing, the time and costs involved in obtaining regulatory approvals, our ability to successfully commercialize AzaSite and Ocu Gene and any other products that we may launch in the future, our ability to establish collaborative arrangements, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in our existing collaborative and licensing relationships, acquisition of new businesses, products and technologies, the completion of commercialization activities and arrangements, and the purchase of additional property and equipment.

                We anticipate no material capital expenditures to be incurred for environmental compliance in fiscal year 2004. Based on our environmental compliance record to date, and our belief that we are current in compliance with applicable environmental laws and regulations, environmental compliance is not expected to have a material adverse effect on our operations.

RISK FACTORS

We Expect the Proceeds from the March 2004 Private Placement Will Only Fund Our Business Until Approximately the Third Quarter of 2005; We Will Need to Seek Additional Funding or Partnering Arrangements that Could Be Further Dilutive to Our Stockholders and Could Negatively Affect Us and Our Stock Price

Our independent auditors included an explanatory paragraph in their audit report related to our financial statements for the fiscal year ended December 31, 2003 referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern. On June 14, 2004, we completed the final closing of a private placement pursuant to which we sold to certain accredited investors in both the initial and final closings of the private placement an aggregate of 33,000,000 shares of our common stock and warrants to purchase 16,500,000 shares of our common stock raising gross proceeds of approximately $16.5 million. The gross proceeds from the financing were reduced by placement fees and legal and accounting fees of approximately $1,248,830.

We only expect the proceeds to us from the March 2004 private placement to enable us to continue our operations as currently planned until approximately the third quarter of 2005. At that point, or earlier if circumstances change from our current expectations, we will require additional funding. The terms of any securities issued to future investors may be superior to the rights of our then current stockholders, and could result in substantial dilution and could adversely affect the market price for our common stock. If we raise funds through the issuance of debt securities, such debt will likely be secured by a security interest or pledge of all of our assets, will require us to make principal and interest payments in cash, securities or a combination thereof, would likely include the issuance of warrants, and may subject us to restrictive covenants. If we do not obtain such additional financing when required, we would likely have to cease operations and liquidate our assets. In addition, the existence of the explanatory paragraph in the audit report may in and of itself cause our stock price to decline as certain investors may be restricted or precluded from investing in companies that have received this notice in an audit report. Further, the factors leading to the explanatory paragraph in the audit report may harm our ability to obtain additional funding and could make the terms of any such funding, if available, less favorable than might otherwise be the case.

In addition, we expect to enter into partnering and collaborative arrangements in the future as part of our business plan, regardless of whether we require additional funding to continue our operations. Such arrangements could include the licensing or sale of certain assets or the issuance of securities, which may adversely affect the market price of our Common Stock. It is difficult to know our future capital requirements precisely and such requirements depend upon many factors, including:

•	the progress and results of our preclinical and clinical testing, including with respect to our AzaSite product candidate;
•	the progress of our research and development programs;
•	our ability to establish additional corporate partnerships to develop, manufacture and market our potential products;
•	the cost of maintaining or expanding a marketing organization for OcuGene and the related promotional activities;
•	changes in, or termination of, our existing collaboration or licensing arrangements;
•	whether we manufacture and market any of our other products ourselves;
•	the time and cost involved in obtaining regulatory approvals;
•	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;
•	competing technological and market developments;
•	the purchase of additional capital equipment; and
•	the outcome of existing or possible future legal actions.

If We Do Not Receive Additional Funding When Needed to Continue Our Operations We Will Likely Cease Operations and Liquidate Our Assets, Which are Secured by Notes Payable to Our Chief Executive Officer

In the event that we are unable to secure additional funding when required to continue our operations, we will likely be forced to wind down our operations, either through liquidation, voluntary or involuntary bankruptcy or a sale of our assets. As of September 30, 2004, our chief executive officer had outstanding loans to us in an aggregate principal amount of $254,000, which are secured by a lien on substantially all of our assets including our intellectual property. The notes issued by us in connection with these loans are due on the earlier to occur of March 31, 2007 or 30 days subsequent to the successful completion of a pivotal Phase 3 clinical trial with AzaSite. In the event that we wind down operations, whether voluntarily or involuntarily, while these secured loans are outstanding, this security interest enables our chief executive officer to control the disposition of these assets. If we are unable to repay the amounts due under the secured notes when due, our chief executive officer could cause us to enter into involuntary liquidation proceedings in the event we default on our obligations. If we wind down our operations for any reason, it is likely that our stockholders will lose their entire investment in us.

Prior to the Completion of the 2004 Private Placement Our Management Took a Number of Measures to Reduce our Operating Expenses, and These Measures Could Have Negative Consequences

During 2003, our management implemented plans designed to reduce our cash requirements through reductions in operating expenditures. The actions we took during the year ended December 31, 2003 included laying off approximately 42% of our employees, voluntary salary reductions by our senior management team, ceasing work on many projects, extending payment terms on our trade payables, working with our landlord to restructure our lease obligations, and other cost containment measures. Of the 16 employees laid off, 3 were general and administrative personnel and 13 were across the various research and development departments. We also scaled back our marketing and sales activities related to our OcuGene product. Additionally, we placed development of our ISV-014 retinal device, its ISV-900 genetic research and ISV-205 glaucoma product candidate on hold. Although it is not possible to anticipate all potential effects the implementation of these expense control measures will have on us or our development, these activities delayed the initiation of Phase 3 clinical trials on AzaSite and have and could continue to impact our ability to promote OcuGene. Following the final closing of the 2004 private placement in June 2004, we have resumed activities with respect to the initiation of Phase 3 clinical trials for AzaSite and increased personnel salaries to the level there were at prior to the salary reductions. However, even with the proceeds from the final closing of the 2004 private placement in June 2004, we believe that our current cash on hand, anticipated cash flow from operations and current cash commitments to us are only sufficient to fund our operations until approximately the third quarter of 2005.

Clinical Trials Are Very Expensive, Time-Consuming and Difficult to Design and Implement

We commenced Phase 3 trials of our AzaSite product candidate in the third quarter of 2004. The AzaSite Phase 3 trials will be expensive and may be difficult to implement due to the number of patients and testing sites and could be subject to delay or failure at any stage of the trials. We expect our current funding will only be sufficient to enable us to continue our operations as currently planned until approximately the third quarter of 2005. Accordingly, even if we successfully complete the AzaSite Phase 3 clinical trials before the third quarter of 2005, of which there can be no assurance, we will require additional funds to obtain the necessary FDA approvals and to market the product. Any delay or failure of the AzaSite trials will likely require us to obtain additional funding prior to the third quarter of 2005 in order to address such delays or failures or to refocus our efforts on other product candidates. Human clinical trials for our product candidates are also very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials of our other product candidates will take at least several years to complete once initiated. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials, further delaying or preventing the completion of such trials. The commencement and completion of clinical trials may be delayed by several factors, including:

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

The Results of Our Clinical Trials May Not Support Our Product Candidate Claims

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims, including with respect to AzaSite. Even if pre-clinical testing and early clinical trials for a product candidate, including AzaSite, are successful, this does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that our product candidates, including AzaSite, are safe for humans or effective for indicated uses. Any such failure would likely cause us to abandon the product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay or preclude the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. For example, if our current AzaSite Phase 3 trials do not produce positive results, our business could be significantly harmed as we have devoted a significant portion of our resources to this product candidate, at the expense of our other product candidates. In addition, our clinical trials involve relatively small patient populations. Because of the small sample size, the results of these clinical trials may not be indicative of future results.

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

Because we expect sales of our current product candidates, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of any of these drugs, including AzaSite, to find market acceptance would harm our business and could require us to seek additional financing.

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

It Is Difficult to Evaluate Our Business Because We Are in an Early Stage of Development and Our Technology Is Untested

We are in an early stage of developing our business. We have only received an insignificant amount of royalties from the sale of one of our products, an over-the-counter dry eye treatment, and in 2002 we began to receive a small amount of revenues from the sale of our OcuGene glaucoma genetic test. Before regulatory authorities grant us marketing approval for additional products, we need to conduct significant additional research and development and preclinical and clinical testing, including with respect to our leading product candidate AzaSite. All of our products, including AzaSite, are subject to risks that are inherent to products based upon new technologies. These risks include the risks that our products:

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

Therefore, our research and development activities including with respect to AzaSite may not result in any commercially viable products.

We Have a History of Operating Losses and We Expect to Continue to Have Losses in the Future

We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that did not prove to have commercial potential. As of September 30, 2004, our accumulated deficit was approximately $118.2 million. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties or other revenues from sales of our products. In addition, we recognize revenue when all services have been performed and collectibility is reasonably assured, accordingly, revenue for the sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product. In addition, due to this delay in revenue recognition, our revenues recognized in any given period may not be indicative of our then current viability and market acceptance of our OcuGene product.

Attaining significant revenue or profitability depends upon our ability, alone or with third parties, to develop our potential products successfully, conduct clinical trials, obtain required regulatory approvals and manufacture and market our products successfully. We may not ever achieve or be able to maintain significant revenue or profitability, including with respect to our leading product candidate AzaSite.

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

We Are Dependent Upon Key Employees and We May Not Be Able to Retain or Attract Key Employees, and Our Ability to Attract and Retain Key Employees is Likely to be Harmed by Our Current Financial Situation

We are highly dependent on Dr. Chandrasekaran, who is our chief executive officer, president and chief financial officer, and Dr. Lyle Bowman, our vice president, development and operations. The loss of services from either of these key personnel might significantly delay or prevent the achievement of planned development objectives. We carry a $1.0 million life insurance policy on Dr. Chandrasekaran under which we are the sole beneficiary, however in the event of the death of Dr. Chandrasekaran such policy would be unlikely to fully compensate us for the hardship such a loss would cause us. Furthermore, a critical factor to our success will be recruiting and retaining qualified personnel. Competition for skilled individuals in the biotechnology business is highly intense, and we may not be able to continue to attract and retain personnel necessary for the development of our business. Our ability to attract and retain such individuals may be reduced by our recent and current financial situation and our past reductions in force. For example, during 2003 we laid off approximately 42% of our employees and salaries of our senior management were reduced. Although we have recently increased salaries to their pre-reduction levels and paid performance bonuses, and we are not aware of any plans of our management or scientific personnel to leave us, the voluntary salary reductions and other cost reduction measures we have undertaken in the past or may undertake in the future make it more likely that such individuals will seek other employment opportunities and may leave our company permanently. The loss of key personnel or the failure to recruit additional personnel or to develop needed expertise could harm our business.

Our Strategy for Research, Development and Commercialization of Our Products Requires Us to Enter Into Various Arrangements With Corporate and Academic Collaborators, Licensors, Licensees and Others; Furthermore, We Are Dependent on the Diligent Efforts and Subsequent Success of These Outside Parties in Performing Their Responsibilities

Because of our reliance on third parties for the development, marketing and sale of our products, any revenues that we receive will be dependent on the efforts of these third parties, such as our corporate collaborators. These partners may terminate their relationships with us and may not diligently or successfully market our products. In addition, marketing consultants and contract sales organizations, such as those deployed by us currently for OcuGene, or in the future for OcuGene and potential future products such as AzaSite, may market products that compete with our products and we must rely on their efforts and ability to market and sell our products effectively. We may not be able to conclude arrangements with other companies to support the commercialization of our products on acceptable terms, or at all. Moreover, our current financial condition may make us a less attractive partner to potential collaborators. In addition, our collaborators may take the position that they are free to compete using our technology without compensating or entering into agreements with us. Furthermore, our collaborators may pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases or disorders targeted by these collaborative programs.

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

•	provide for Phase 2and/or Phase 3clinical testing;
•	obtain or assist us in other activities associated with obtaining regulatory approvals for our product candidates; and
•	market and sell our products, if they are approved.

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

We may not be able to enter into or maintain arrangements with third parties with ophthalmic or diagnostic industry experience on acceptable terms or at all. If we are not successful in concluding such arrangements on acceptable terms, or at all, we may be required to establish our own sales force and expand our marketing organization significantly, despite the fact that we have no experience in sales, marketing or distribution. Even if we do enter into collaborative relationships, as we have experienced with Pharmacia, these relationships can be terminated forcing us to seek alternatives. We may not be able to build a marketing staff or sales force and our sales and marketing efforts may not be cost-effective or successful.

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

Clinical laboratories must adhere to Good Laboratory Practice regulations that are strictly enforced by the FDA on an ongoing basis through the FDA’s facilities inspection program. Should we be required to perform the analytical procedures for genetic testing ourselves, we:

•	will be required to expend significant amounts of capital to install an analytical capability;
•	will be subject to the regulatory requirements described above; and
•	will require substantially more additional capital than we otherwise may require.

We cannot assure you we will be able successfully to enter into another genetic testing arrangement or perform these analytical procedures ourselves on a cost-efficient basis, or at all.

We Rely on a Sole Source for Some of the Raw Materials in Our Products, Including AzaSite, and the Raw Materials We Need May Not be Available to Us

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

We Have No Experience in Commercial Manufacturing and Need to Establish Manufacturing Relationships with Third Parties, and If Contract Manufacturing Is Not Available to Us or Does Not Satisfy Regulatory Requirements, We Will Have to Establish Our Own Regulatory Compliant Manufacturing Capability and May Not Have the Financial Resources to Do So

We have no experience manufacturing products for Phase 3and commercial purposes. We have a pilot facility licensed by the State of California to manufacture a number of our products for Phase 1 and Phase 2clinical trials but not for late stage clinical trials or commercial purposes. Any delays or difficulties that we may encounter in establishing and maintaining a relationship with qualified manufacturers to produce, package and distribute our finished products may harm our clinical trials, regulatory filings, market introduction and subsequent sales of our products.

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

Contract manufacturers must adhere to Good Manufacturing Practices regulations that are strictly enforced by the FDA on an ongoing basis through the FDA’s facilities inspection program. Contract manufacturing facilities must pass a pre-approval plant inspection before the FDA will approve a new drug application. Some of the material manufacturing changes that occur after approval are also subject to FDA review and clearance or approval. The FDA or other regulatory agencies may not approve the process or the facilities by which any of our products may be manufactured. Our dependence on third parties to manufacture our products may harm our ability to develop and deliver products on a timely and competitive basis. Should we be required to manufacture products ourselves, we:

•	will be required to expend significant amounts of capital to install a manufacturing capability;
•	will be subject to the regulatory requirements described above;
•	will be subject to similar risks regarding delays or difficulties encountered in manufacturing any such products; and
•	will require substantially more additional capital than we otherwise may require.

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

Management and Principal Stockholders May Be Able to Exert Significant Control On Matters Requiring Approval by Our Stockholders and Security Interests in Our Assets Held by Management May Enable Them to Control the Disposition of Such Assets

As of September 30, 2004, our management and principal stockholders together beneficially owned approximately 19% of our outstanding shares of common stock. As a result, these stockholders, acting together, may be able to exert significant control on matters requiring approval by our stockholders, including the election of a majority of our directors and the approval of business combinations.

In July 2003, we issued a $400,000 short-term senior secured note payable to Dr. Chandrasekaran, our chief executive officer, chief financial officer and a member of our board of directors, for cash. As of September 30, 2004 $250,000 of this note remained outstanding. This note bears an interest rate of five and one-half percent (5.5%) and is due on the earlier to occur of March 31, 2007 or 30 days subsequent to the successful completion of a pivotal Phase 3clinical trial with AzaSite and is secured by a lien on substantially all of our assets including our intellectual property and certain other equipment secured by the lessor of such equipment.

This security interest enables Dr. Chandrasekaran to control the disposition of these assets in the event of our liquidation. If we are unable to repay the amounts due under this note, he could, or cause us to, enter into involuntary liquidation proceedings in the event we default on our obligation.

In addition, investors in our March 2004 private placement, as a group, owned approximately 50% of our outstanding shares of common stock as of October 29, 2004. If such investors were to exercise the warrants they currently hold, assuming no additional acquisition or distributions, such investors would own approximately 61% of our outstanding shares of common stock based on their ownership percentages as of October 29, 2004. Thus, these stockholders, acting together, may be able to effectively control all matters requiring approval by our stockholders, including the election of a majority of our directors and approval of business combinations.

The Market Prices For Securities of Biopharmaceutical and Biotechnology Companies such as Ours Have Been and Are Likely to Continue to Be Highly Volatile Due to Reasons that Are Related and Unrelated to the Operating Performance and Progress of Our Company

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances, such as our current financial condition, the audit report included in the filing of our Form 10-K that includes an explanatory paragraph referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern, our ability to obtain new financing, the results of testing and clinical trials, the status of our relationships with third-party collaborators, technological innovations or new therapeutic products, governmental regulation, developments in patent or other proprietary rights, litigation or public concern as to the safety of products developed by us or others and general market conditions, concerning us, our competitors or other biopharmaceutical companies, may have a significant effect on the market price of our common stock.

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

Legislative Actions, Higher Insurance Costs and Potential New Accounting Pronouncements Are Likely to Impact Our Future Financial Position and Results of Operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may be potential new accounting pronouncements or regulatory rulings, which will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives are likely to increase general and administrative costs. In addition, insurance costs, including health, workers' compensation and directors and officers', have been dramatically increasing and insurers are likely to increase rates as a result of high claims rates over the past year and our rates are likely to increase further in the future. Further, proposed initiatives could result in changes in accounting rules, including legislative and other proposals to account for employee stock options as an expense. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates.

We invest our excess cash in investment grade, interest-bearing securities. At September 30, 2004, we had approximately $7.9 million invested in money market mutual funds. While a hypothetical decrease in market interest rates by 10 percent from the September 30, 2004 levels would cause a decrease in interest income, it would not result in a loss of the principal. Additionally, the decrease in interest income would not be material.

Item 4. Controls and Procedures

As of the end of the quarter ended September 30, 2004, under the supervision and with the participation of our management, including Dr. Chandrasekaran, who is our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, Dr. Chandrasekaran concluded that our disclosure controls and procedures were effective as of September 30, 2004 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii)  accumulated and communicated to our management, including Dr. Chandrasekaran, as appropriate to allow timely decisions regarding required disclosure.

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

On or about October 8, 2003, Thai Nguyen (“Nguyen”) filed a complaint in the Superior Court of California, County of San Francisco (No. CGC 03425230) against the Company, the Company’s CEO Kumar Chandrasekaran, the Regents of the University of California (“Regents”) and two individuals associated with Regents. In essence, Nguyen alleged that the Company breached an obligation to continue supporting his research; he also made a variety of other related claims and allegations against the Company and the other defendants. Nguyen filed a motion to enjoin the Company from alienating the license rights held by the Company relating to the subject of Nguyen’s research, and such motion was denied. The Company (and Dr. Chandrasekaran) filed a demurrer challenging certain aspects of the complaint; this motion was granted in large part and Nguyen filed a First Amended Complaint. Following another partially successful demurrer, Nguyen filed a Second Amended Complaint on or about July 19, 2004. Both the Company and Dr. Chandrasekaran have filed answers to the Second Amended Complaint.

While the amount of monetary relief is not specifically quantified in the Second Amended Complaint, in general Nguyen seeks to enforce a claimed agreement, which states that the Company would pay him between $100,00 and $200,000 in annual laboratory support “for the life of patent” and make a bonus payment to him of $50,000. Nguyen also seeks relief in connection with 30,000 InSite options provided to him by the Company but which he gave back at the direction of Regents. The Second Amended Complaint also seeks unspecified punitive damages, attorneys’ fees and other damages and relief (including an exclusive, royalty free license to certain patents).

The parties have been ordered to attend a mediation on December 15, 2004, and a trial date of May 23, 2005 has been set.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits listed on the Exhibit Index (following the signature section of this Quarterly Report) are included or incorporated by reference, in this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 2004	INSITE VISION INCORPORATED

By: /s/ S. Kumar Chandrasekaran, Ph.D.
S. Kumar Chandrasekaran, Ph.D.
Chairman of the Board, Chief Executive Officer and Chief Financial Officer
(on behalf of the registrant and as principal executive, financial and accounting officer)

EXHIBIT INDEX

Number	Exhibit Table

31.1	Rules 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rules 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

