Form 10-K
period 2004-12-31
INSITE VISION INC
filed 2005-03-31
CIK 802724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number 0-22332

INSITE VISION INCORPORATED
(Exact name of registrant as specified in its charter)
Delaware	94-3015807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

965 Atlantic Avenue, Alameda, CA 94501
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

The aggregate market value of registrant’s Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of June 30, 2004: was approximately $12,742,170 (based upon the closing sale price of the Common Stock on the last business day of the registrant’s most recently completed second fiscal quarter). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the Common Stock have been excluded from such calculation as such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Number of shares of Common Stock, $0.01 par value, outstanding as of March 28, 2005: 62,381,808.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the following document are incorporated by reference into this Report on Form 10-K where indicated: portions of the Proxy Statement for the registrant’s 2005 Annual Meeting of Stockholders which we expect to be held on June 1, 2005 are incorporated by reference into Part III of this report.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

PART I

Item 1. Business

THE COMPANY

We are an ophthalmic product development company focused on ocular infections, glaucoma and retinal diseases through three technology platforms that include our patented time-release ophthalmic drug delivery system DuraSite®; genomic research for the diagnosis, prognosis and management of glaucoma; and a retinal drug delivery device.

With our existing resources we are focusing our research and development and commercial efforts on the following:

•	AzaSiteTM (ISV-401), a DuraSite formulation of azithromycin, a broad spectrum antibiotic;
•	AzaSite PlusTM (ISV-502), a DuraSite formulation of azithromycin and a steroid; and
•	targeted activities to support the scientific/clinical foundation and market introduction of our OcuGene glaucoma genetic test based on our ISV-900 technology.

AzaSite (ISV-401). We have developed a topical formulation of the antibiotic azithromycin, an antibiotic with a broad spectrum of activity that is widely used to treat respiratory and other infections in its oral and parenteral forms, to treat bacterial conjunctivitis and other infections of the outer eye. We believe that the key advantages of AzaSite may include a significantly reduced dosing regimen (as few as 7 doses vs. 36 doses for comparable products), the high and persistent levels of azithromycin achieved in the tissues of the eye and its wide spectrum of activity. Product safety and efficacy have been shown, respectively, in Phase 1 and Phase 2 clinical trials. The Phase 2 study compared an AzaSite formulation containing 1% azithromycin to a placebo. The results of this study showed that the AzaSite formulation was more effective than the placebo in bacterial eradication and clinical cure, which includes reduction in inflammation and redness.

In July 2004, we initiated two pivotal Phase 3 clinical trials for AzaSite. One of the Phase 3 clinical trials is a multi-center study in which patients in one arm will be dosed with a 1% AzaSite formulation and the patients in the second arm will be dosed with a placebo. This study is designed to include approximately 550 patients, of which 224 must be confirmed positive for bacterial conjunctivitis in at least one eye. The other Phase 3 clinical trial is a multi-center study in which patients in one arm will be dosed with a 1% AzaSite formulation and the patients in the second arm will be dosed with a 0.3% formulation of the antibiotic tobramycin. This study is designed to include approximately 775 patients, of which 310 must be confirmed positive for bacterial conjunctivitis in at least one eye. The Phase 3 trials are being conducted in the United States and we anticipate including both children and adults to permit enrollment of the subjects necessary to complete the studies. The primary endpoints of both trials will be microbial eradication and clinical cure. In October 2004, we announced that over 100 of the centers at which the clinical trials will be conducted had been activated and were able to begin to enroll patients in the two clinical trials.

In 2003, we secured a new source for the active ingredient used in AzaSite and have a contract-manufacturing site for production of clinical trial supplies and registration batches. In the first quarter of 2005 we signed a development supply agreement with our new drug supplier and anticipate executing a commercial supply agreement during 2005. The supplies are being manufactured under the supervision of our personnel. During 2004 we manufactured the clinical supplies and the registration batches needed to support the filing of a New Drug Application, or NDA, for AzaSite with the United States Food and Drug Administration, or FDA. We anticipate that our contract manufacturing facility will be ready for inspection by the FDA at the time of our NDA submission.

AzaSite Plus (ISV-502). Our first effort toward the expansion of our product candidate AzaSite into a larger franchise is the development of a combination of AzaSite with an anti-inflammatory steroid for the treatment of blepharitis, an infection of the eyelid and one of the most common eye problems in older adults. This combination product candidate is currently in preclinical development and will be more actively pursued as personnel and financial resources become available.

OcuGene. Our OcuGene glaucoma genetic test is based on our glaucoma genetics program, which has been pursued in collaboration with academic researchers, and is focused on discovering genes that are associated with glaucoma, and the mutations on these genes that cause and regulate the severity of the disease. In June 2003, a peer-reviewed study was published in Clinical Genetics titled "Association of the Myocilin mt.1 Promoter Variant with the Worsening of Glaucomatous Disease Over Time," (2003: 64: 18-27). "The results of this study indicate substantial evidence that the TIGR/MYOC mt.1(+) variant provides a strong marker for accelerated worsening of both optic disc and visual field measures of glaucoma progression above and beyond other baseline risk factors," stated one of the authors of the study, Jon Polansky, M.D., University of California, San Francisco, who also serves on our Scientific Advisory Board.

In 2003, the information from this article and previous publications was used to target specific thought leaders and ophthalmic centers in an effort to support the focused introduction of the OcuGene glaucoma genetic test. Expanded marketing efforts were curtailed as we limited our cash use and we have not resumed the marketing efforts as we focus on our AzaSite clinical trials. Our current focus is on the clinical validation necessary to support use of this technology.

From our inception through the end of 2001, we did not receive any revenues from the sale of our products, other than a small amount of royalties from the sale of our AquaSite product by CIBA Vision and Global Damon. In the fourth quarter of 2001, we commercially launched our OcuGene glaucoma genetic test and early in 2002 we began to receive a small amount of revenues from the sale of this test. With the exception of 1999 and the six month period ended June 30, 2004, we have been unprofitable since our inception due to continuing research and development efforts, including preclinical studies, clinical trials and manufacturing of our product candidates. We have financed our research and development activities and operations primarily through private and public placements of our equity securities, issuance of convertible debentures and, to a lesser extent, from collaborative agreements and bridge loans.

To date, our academic collaborators have identified genes associated with primary open angle glaucoma, or POAG, (the most prevalent form of glaucoma in adults), normal tension glaucoma, juvenile glaucoma and primary congenital glaucoma, or PCG. Our academic collaborators for our glaucoma genetics program include: the University of California, San Francisco, or UCSF; the University of Connecticut Health Center, or UCHC; Institute National de la Sante et de la Recherche Medicale, or INSERM, the French equivalent of U.S. National Institutes of Health; Okayama University in Japan; and other institutions in North America and Europe. This research, other than what has been incorporated into our OcuGene test, still must be converted into commercial products.
Business Strategy. Our business strategy is to license promising product candidates and technologies from academic institutions and other companies to utilize our ophthalmic formulation expertise, to conduct preclinical and clinical testing, if necessary, and to partner with pharmaceutical companies to complete clinical development and regulatory filings as needed and to manufacture and market our products. We also have internally developed DuraSite-based product candidates using either non-proprietary drugs or compounds developed by others for non-ophthalmic indications. As with in-licensed product candidates, we either have or plan to partner with pharmaceutical companies to complete clinical development and commercialization of our own product candidates.

Corporate Information. Our principle executive offices are located at 965 Atlantic Avenue, Alameda, California 94501. Our telephone number is (510) 865-8800. We were incorporated in 1986 as a California corporation and currently operate as a Delaware corporation. We make our periodic and current reports available, free of charge, through our website (http:///www.insitevision.com) under “Investor Relations - SEC Filings” as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission.

Ophthalmic Pharmaceutical Market

The prevalence of eye disease increases disproportionately with age and is ten times greater in persons over the age of 65. The U.S. Census Bureau projects that the U.S. population over age 65 will increase from 34 million in 1997 to approximately 69 million by the year 2030. We believe that this aging of the U.S. population and similar trends in other developed countries will lead to increased demand for new ophthalmic products.

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

The worldwide ophthalmic anti-infective market was anticipated to reach approximately $1.0 billion in 2004, according to a variety of sources. The market was driven by the expansion of the use of fourth generation fluoroquinolones introduced in 2003. The market has been, and we believe will continue to be, impacted by the use of antibiotics in connection with the continued acceptance of refractive procedures including cataract and laser-based vision correction procedures.

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

Products and Product Candidates

Product	Indications	Anticipated Benefits	Status(1)
Ophthalmic Anti-infectives
AzaSite	Bacterial infection including ophthalmia neonatorum	Broad spectrum antibiotic with reduced dosing frequency	Phase 3
AzaSite Plus	Blepharitis	Broad spectrum antibiotic with reduced dosing frequency	Preclinical

Glaucoma Genetics

OcuGene - Glaucoma Genetic Test	Glaucoma severity (TIGR gene)	Determine disease severity among glaucoma patients	Marketed

PCG - Primary Congenital Glaucoma Test	Glaucoma detection in infants	Patient identification to allow early treatment before complications and irreversible vision loss	Pre-commercialization (2)

ISV - 900	Glaucoma prognostic/diagnostic	Identify new genetic markers to detect disease susceptibility and determine disease severity	Research

Glaucoma Product Candidates

ISV - 205	Steroid-induced intraocular pressure elevation, glaucoma	Treat/prevent disease progression	Phase 2(b) completed

Other Topical Product Candidates and Product

ISV - 205	Inflammation and analgesia	Reduced dosing frequency	Preclinical

AquaSite	Dry eye	Reduced dosing frequency and extended duration of action	Marketed (OTC)

Retinal Device

ISV - 014	Retinal drug delivery device for potential treatment of diabetic retinopathy and macular degeneration	Non-surgical delivery of drugs to the retina	Research

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

Ophthalmic Anti-infectives

AzaSite. We have developed a topical formulation of the antibiotic, azithromycin to treat bacterial conjunctivitis and other infections of the outer eye. Azithromycin has a broad spectrum of antibiotic activity and is widely used to treat respiratory and other infections in its oral and parenteral forms. The eye drop of 1% azithromycin (ISV-401) is formulated to deliver sufficient tissue concentrations over a 5-day dosing period using our proprietary DuraSite technology. The eyedrop is designed to enable superior bactericidal activity against common ocular pathogens and pseudomonas. We believe the key advantages of AzaSite may include a significantly reduced dosing regimen (7 doses vs. 36 doses for comparable products), the high and persistent levels of azithromycin achieved in the tissues of the eye and its wide spectrum of activity. Phase 1 and 2 studies have shown that AzaSite is well tolerated and effective. AzaSite also has patent protection (see “Risk Factors -- Our business depends upon our proprietary rights, and we may not be able to adequately protect, enforce or secure our intellectual property rights”).

AzaSite has been formulated to meet the regulatory requirements for both a United States and a global product. Our marketing emphasis will focus on pediatricians, general practitioners, and ophthalmologists. Pediatricians and general practice physicians write more than 65% of total prescriptions for ophthalmic antibiotics. We expect that if and when it is approved and commercialized AzaSite will be positioned to compete favorably with the newer 4th generation fluoroquinolones for antibacterial coverage. Further, AzaSite possesses the advantage of reduced dosing frequency that we believe may ultimately increase patient compliance and reduce the likelihood of the development of bacterial resistance. Additionally, we believe AzaSite may be used in additional indications, including surgery, opthalmia neonatorium and blepharitis. Marketing of AzaSite will require us first to obtain additional funding either from a strategic partner or from investors.

Product safety and efficacy have been demonstrated, respectively, in Phase 1 and Phase 2 clinical trials. In July 2004, we initiated two Phase 3 clinical trials for AzaSite. We are currently conducting both of the trials in the United States but we may extend them internationally to permit aggressive enrollment of the subjects, including both children and adults, necessary to complete the studies. We further anticipate that the primary endpoints of both trials will be microbial eradication and clinical cure.

We have secured a source for the active ingredient and have produced clinical trial supplies and registration batches at a contract-manufacturing site. The supplies were manufactured under the supervision of our personnel. We anticipate that our contract manufacturing facility will be ready for inspection by the FDA at the time of our NDA submission. It should be noted that manufacturing plans are subject to delays and unanticipated interruptions and we have no experience in manufacturing products for commercialization.

AzaSite Plus (ISV-502). Our first effort toward the expansion of our product candidate AzaSite into a larger franchise is the development of a combination of AzaSite with an anti-inflammatory steroid for the treatment of blepharitis, an infection of the eyelid and one of the most common eye problems in older adults. This combination product candidate is currently in preclinical development and will be more actively pursued as personnel and financial resources become available.

Glaucoma Genetics

According to the Glaucoma Research Foundation, glaucoma is the leading cause of preventable blindness in the U.S., affecting an estimated two to three million people. The most prevalent form of glaucoma in adults is POAG. Other forms of the disease include PCG, a leading cause of blindness in infants, and juvenile glaucoma that affects children and young adults.

Often called the “sneak thief of sight” because of its lack of symptoms, glaucoma is believed to result when the flow of fluid through the eye is impaired. This may lead to elevated intraocular pressure or IOP, which increases pressure on the optic nerve and can cause irreversible vision loss if left untreated. However, one form of glaucoma, normal or low-tension glaucoma, is associated with individuals who have normal eye pressure. It is estimated that one-third of U.S. glaucoma patients and three-quarters of glaucoma patients in Japan have this form of the disease, based on a study conducted by Dr. Kitazawa in Japan. These patients cannot be identified with standard glaucoma screening tests that only measure a patient's eye pressure and these patients usually incur visual field loss before they are diagnosed.

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

OcuGene. Current glaucoma tests are often unable to detect the disease before substantial damage to the optic nerve has occurred. Gene-based tests may make it possible to identify patients at risk and initiate treatment before permanent optic nerve damage and vision loss occurs. Our ISV-900 program is intended to discover the appropriate genetic markers for certain forms of glaucoma and to incorporate those markers into prognostic, diagnostic and management tools. The first version of these tests, OcuGene, has been developed to help determine the potential severity of a patient’s glaucoma, and the product was commercially launched at the end of 2001. However, development of additional clinical data will be necessary to support the market utility of this product. We anticipate that as further research identifies new genes, and additional mutations, we will bring these to market as additional tests.

In December 2002, we entered into an agreement with Società Industria Farmaceutica Italiana (SIFI) that grants them the exclusive right to manufacture/perform, distribute and market OcuGene in Italy for eight years. SIFI introduced the OcuGene test at two Italian ophthalmic meetings in late 2003, and is currently evaluating the market opportunity and feasability to support a product launch.

Glaucoma Product Candidates

ISV-205. Our ISV-205 product candidate contains the drug diclofenac formulated in the DuraSite sustained-release delivery vehicle. Diclofenac is a non-steroidal anti-inflammatory drug or NSAID currently used to treat ocular inflammation. NSAIDs can block steroid-induced IOP elevation by inhibiting the production of the TIGR protein that appears to affect the fluid balance in the eye. Our ISV-205 product candidate delivers concentrations of diclofenac to the eye that have been shown in cell culture systems to inhibit the production of the TIGR protein.

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

The ISV-014 device consists of a handle with a distal platform that is placed against the surface of the eye. A small needle connected to a drug reservoir is extended from the platform into the tissues of the eye. Once in place, a metering mechanism controls the amount and rate that the drug is injected into the tissue. This produces a highly localized depot of drug inside the ocular tissues. By controlling both the distance and direction that the needle protrudes, the device greatly reduces the chance that the needle will penetrate through the sclera of the eye into the underlying tissues, which are easily damaged. We have filed two patent applications related to the device. In the U.S. two patents have been issued on the design and two patents have been issued on the method of use. We have placed further development of the device on hold and are pursing the licensing of this technology to third parties.

Collaborative, Licensing and Service Agreements

As part of our business strategy, we have entered into, and will continue to pursue additional research collaborations, licensing agree-ments and corporate collaborations. However, there can be no assurance that we will be able to negotiate acceptable collaborative or licensing agreements, or that our existing collaborations will be successful, will be renewed or will not be terminated.

Bausch and Lomb Incorporated.  On December 30, 2003, we completed the sale of our drug candidate ISV-403 for the treatment of ocular infections to Bausch & Lomb Incorporated or Bausch & Lomb, pursuant to an ISV-403 Purchase Agreement dated December 19, 2003 (the “Purchase Agreement”) and a License Agreement dated December 30, 2003 (the “License Agreement,” and collectively, the “Asset Sale”).

We are entitled to a percentage of future ISV-403 net product sales, if any, in all licensed countries, ending upon the later of the expiration of the patent rights underlying ISV-403 or ten years from the date of the first ISV-403 product sale by Bausch & Lomb. Bausch & Lomb has assumed all future ISV-403 development and commercialization expenses and is responsible for all development activities.

The License Agreement provides Bausch & Lomb a license under certain of our patents related to our DuraSite delivery system for use with ISV-403 and under other non-patent intellectual property used in ISV-403. The License Agreement provides for Bausch & Lomb to complete development of the SS734 fluoroquinolone products that combine certain compounds, we licensed from SSP, Co., Ltd., or SSP, with the DuraSite delivery system and to commercialize any such products. The patent license is exclusive (even as to us) in the particular field of developing, testing, manufacturing, obtaining regulatory approval of, marketing, selling and otherwise disposing of such products. The license of non-patented intellectual property granted to Bausch & Lomb is nonexclusive.

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

Societa Industria Farmaceutica Italiana - S.P.A. (SIFI) In December 2002, we entered into an exclusive distribution agreement with SIFI for OcuGene in Italy. The distribution agreement grants SIFI the right to manufacture, directly or indirectly, distribute, perform, market, sell and promote our OcuGene glaucoma genetic test in Italy. Over the initial eight-year term of the agreement SIFI will pay us a fee for each test conducted. The agreement may be extended by SIFI for additional two year periods if certain sales targets are met during such periods.

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

Global Damon Pharm and Kukje Pharma Ind. Co., Ltd. In March 1999, we entered into a royalty-bearing license agreement with Global Damon Pharm, or Global Damon, a Korean company, for Global Damon to be the exclusive distributor of AquaSite in the Republic of Korea. Concurrently, we entered into a manufacturing agreement with Kukje Pharma Ind. Co., Ltd., or Kukje, a Korean company, to produce the AquaSite to be sold by Global Damon.

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

Patents and Proprietary Rights

Patents and other proprietary rights are important to our business. Our policy is to file patent applications seeking to protect technology, inventions and improvements to our inventions that we consider important to the development of our business. Additionally, we assist UC Regents, UCHC and INSERM in filing patent applications seeking to protect inventions that are the subject of our agreements with those institutions. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. Our DuraSite drug delivery products are made under patents and applications, including three U.S. patents, owned by Columbia and exclusively licensed to us in the field of human ophthalmic applications. In addition, we have filed a number of patent applications in the U.S. relating to our DuraSite technology. Of these applica-tions, six U.S. patents have been issued. Of the patent applications we have licensed from the UC Regents, twelve U.S. patents have been issued. Of the patent applications licensed from UCHC covering the diagnosis of PCG, five U.S. patents have been issued. We have three patent applications on file for our retinal programs and four U.S. patents on our retinal drug delivery device have been issued. Three patent applications have been filed related to our antibiotic programs, and four U.S. patents have been issued. Several other patent applications by us and by the UC Regents, UCHC and INSERM relating to the foregoing and other aspects of our business and potential business are also pending. Foreign counterparts of the InSite patents as well as the licensed patents of certain of these applications exist in many countries.

The patent positions of pharmaceutical companies, including ours, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, we do not know whether any of our pending patent applications will result in the issuance of patents or if any of our patents will provide significant proprietary protection. Since patent applications are maintained in secrecy until they are published, we cannot be certain that we or any licensor was the first to file patent applications for such inventions or that patents issued to our competitors will not block or limit our ability to exploit our technology. Moreover, we might have to participate in interfer-ence proceedings declared by the U.S. Patent and Trademark Office, or USPTO, to determine priority of invention, which could result in substantial cost to us, even if the eventual outcome were favorable. There can be no assurance that our patents will be held valid or enforceable by a court or that a competitor's technology or product would be found to infringe such patents.

A number of pharmaceutical companies and research and academic institutions have developed tech-nologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with our technologies or patent applications. This conflict could limit the scope of the patents, if any, that we may be able to obtain or result in the denial of our patent applications. In addition, if patents that cover our activities have been or are issued to other companies, there can be no assurance that we would be able to obtain licenses to these patents, at all, or at a reasonable cost, or be able to develop or obtain alternative technology. If we do not obtain such licenses, we could encounter delays in or be precluded altogether from introducing products to the market. For example, we are aware that Pfizer has been recently issued a U.S. patent by the USPTO and the European Patent Office has issued a notice of allowance on a patent, both of which cover the use of azithromycin in a topical formulation to treat bacterial infections in the eye. We may conclude that we require a license under these patents to develop or sell AzaSite in the U.S. and/or Europe, which may not be available on reasonable commercial terms if at all. If we are unable to obtain a license to these patents and our technology is deemed to infringe these patents, we could be enjoined from pursuing the commercialization of AzaSite in Europe and/or the U.S.

In addition to patent protection, we also rely upon trade secret protection for our confiden-tial and proprietary information. There can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, that such trade secrets will not be disclosed or that we can effectively protect our rights to unpatented trade secrets.

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

Research and Development

On December 31, 2004, our research and development staff numbered 16 people, of whom 3 have Ph.D.s. In 2004, our research and development expenses were $7.3 million, including the expenses related to contract research activities for which we received $537,000 from Bausch & Lomb. In 2003, our research and development expenses, including third party research we sponsored, were $4.4 million, including the expenses related to contract research activities for which we received $128,000 from Bausch & Lomb. In 2002, our research and development expenses, including third party research we sponsored, were $7.1 million, of which $166,000 was funded by third parties.

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

We have a contract with the manufacturer of our AzaSite Phase 3 clinical trial supplies and registration batches to validate their production line for commercial scale batches and to manufacture the required validation batches for FDA review. While we are in discussions regarding a commercial manufacturing agreement, we could encounter delays or difficulties in finalizing such an agreement which would adversely impact our potential market introduction and subsequent sales of AzaSite.

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

Global Damon and Kukje. In March 1999, we entered into a royalty-bearing licensing agreement with Global Damon, a Korean company, for Global Damon to be the exclusive distributor of AquaSite in the Republic of Korea. Concurrently, we entered into a manufacturing agreement with Kukje, a Korean company, to produce the AquaSite to be sold by Global Damon.

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

Bausch & Lomb. In December 2003, we sold our ISV-403 product candidate to Bausch & Lomb. Bausch & Lomb has the exclusive marketing rights for the world except for Japan, which were retained by SSP, and shared rights in the rest of Asia with SSP. Bausch & Lomb has also assumed the development and manufacturing responsibilities for the ISV-403 formulation for their sales and distribution.

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

Competition

We have many competitors in the U.S. and abroad. These companies include ophthalmic-oriented companies that market a broad portfolio of products, as well as large integrated pharmaceutical companies that market a limited number of ophthalmic pharmaceuticals in addition to many other pharmaceuticals. Many of these companies have substantially greater financial, technical, marketing and human resources than we do and may succeed in developing technologies and products that are more effective, safer or more commer-cially accepted than any which we have developed or are developing. These competitors may also succeed in obtaining cost advantages, patent protection or other intellectual property rights that would block our ability to develop and commercialize our potential products, or may obtain regulatory approval for the commercialization of their products more rapidly or effectively than we do. The ophthalmic prescrip-tion pharmaceutical market in the U.S. is dominated by six companies: Allergan Pharmaceuticals, a division of Allergan, Inc.; Alcon Laboratories, Inc., a division of Nestle Company; Bausch and Lomb; CIBA Vision, a division of Novartis Ltd.; Merck, Sharp & Dohme, a division of Merck & Co., Inc.; and Pfizer, Inc. It is very difficult for smaller companies, such as ours, that do not have large and well-developed research and development, and sales and marketing staffs, to successfully develop and market products.

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

Scientific and Business Advisors

We have access to a number of academic and industry advisors with expertise in clinical ophthalmology and pharmaceutical development, marketing and sales. Our advisors meet with our management and key scientific employees on an ad hoc basis to provide advice in their respective areas of expertise and further assist us by periodically reviewing with management our preclinical, clinical and marketing activities. We plan to make arrangements with other individuals to join as advisors as appropriate. Although we expect to receive guidance from our advisors, all of our advisors are employed on a full-time basis by other entities, or are primarily engaged in outside business activities, and may have other commitments to, or consulting or advisory contracts with, other entities that may conflict or compete with their obligations to us.

Our advisors are as follows:

Name	Position
Mark Abelson, M.D.	Associate Clinical Professor of Ophthalmology, Department of Ophthalmology, Harvard Medical School

Chandler R. Dawson, M.D.	Emeritus Professor, Department of Ophthalmology, University of California, San Francisco

Henri-Jean Garchon, M.D., Ph.D.	Director, INSERM, France

Syd Gilman, Ph.D.	Partner, Trident Rx Consultant Service

David G. Hwang, M.D.	Professor of Clinical Ophthalmology, Co-Director, Cornea and Refractive Surgery Service, University of California, San Francisco School of Medicine

Kazuhide Kawase, M.D.	Associate Professor, Gifu University, Japan

Eliot Lazar, M.D.	President, El Con Medical Consulting, Buffalo, New York

Michael Marmor, M. D.	Professor, Department of Ophthalmology, Stanford University School of Medicine

Gary D. Novack, Ph.D.	Founder and President, PharmaLogic Development, Inc.; former Associate Director for Glaucoma Research at Allergan, Inc.

Jon R. Polansky, M. D.	Adjunct Professor of Ophthalmology, University of California, San Francisco

Roger Vogel, M. D.	Medical Director

Claes Wadelius, M.D., Ph.D.	Professor, Uppsala University, Sweden

Employees

As of December 31, 2004, we had 29 employees, 26 of whom were full time. None of our employees are covered by a collective bargaining agreement. We believe we have good employee relations. We also utilize independent consultants to provide services in certain areas of our scientific and business operations.

RISK FACTORS

Our Current Cash Will Only Fund Our Business Until Approximately the begining of June 2005; We Will Need to Seek Additional Funding or Partnering Arrangements that Could Be Further Dilutive to Our Stockholders and Could Negatively Affect Us and Our Stock Price

Our independent auditors included an explanatory paragraph in their audit report related to our consolidated financial statements for the fiscal year ended December 31, 2004 referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern.
We only expect our current cash to enable us to continue our operations as currently planned until approximately the begining of June of 2005. At that point, or earlier if circumstances change from our current expectations, we will require additional funding. We cannot assure you that additional funding will be available on a timely basis, or reasonable terms, or at all. The terms of any securities issued to future investors may be superior to the rights of our then current stockholders, and could result in substantial dilution and could adversely affect the market price for our common stock. If we raise funds through the issuance of debt securities, such debt will likely be secured by a security interest or pledge of all of our assets, will require us to make principal and interest payments in cash, securities or a combination thereof, would likely include the issuance of warrants, and may subject us to restrictive covenants. If we do not obtain such additional financing when required, we would likely have to cease operations and liquidate our assets. In addition, the existence of the explanatory paragraph in the audit report may in and of itself cause our stock price to decline as certain investors may be restricted or precluded from investing in companies that have received this notice in an audit report. Further, the factors leading to the explanatory paragraph in the audit report may harm our ability to obtain additional funding and could make the terms of any such funding, if available, less favorable than might otherwise be the case.

In addition, we expect to enter into partnering and collaborative arrangements in the future as part of our business plan, regardless of whether we require additional funding to continue our operations. Such arrangements could include the licensing or sale of certain assets or the issuance of securities, which may adversely affect the market price of our Common Stock. It is difficult to know our future capital requirements precisely and such requirements depend upon many factors, including:

•	the progress and results of our preclinical and clinical testing, especially with respect to our AzaSite product candidate;
•	the progress of our research and development programs;
•	our ability to establish additional corporate partnerships to develop, manufacture and market our potential products;
•	the cost of maintaining or expanding a marketing organization for OcuGene and the related promotional activities;
•	changes in, or termination of, our existing collaboration or licensing arrangements;
•	whether we manufacture and market any of our other products ourselves;
•	the time and cost involved in obtaining regulatory approvals;
•	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;
•	competing technological and market developments;
•	the purchase of additional capital equipment; and
•	the outcome of existing or possible future legal actions.

If We Do Not Receive Additional Funding When Needed to Continue Our Operations We Will Likely Cease Operations and Liquidate Our Assets, Which are Secured by Notes Payable to Our Chief Executive Officer

In the event that we are unable to secure additional funding when required to continue our operations, we will likely be forced to wind down our operations, either through liquidation, voluntary or involuntary bankruptcy or a sale of our assets. As of December 31, 2004, our chief executive officer had outstanding loans to us in an aggregate principal amount of $250,000, which are secured by a lien on substantially all of our assets including our intellectual property. The notes issued by us in connection with these loans are due on the earlier to occur of March 31, 2007 or 30 days subsequent to the successful completion of a pivotal Phase 3 clinical trial with AzaSite. In the event that we wind down operations, whether voluntarily or involuntarily, while these secured loans are outstanding, this security interest enables our chief executive officer to control the disposition of these assets. If we are unable to repay the amounts due under the secured notes when due, our chief executive officer could cause us to enter into involuntary liquidation proceedings in the event we default on our obligations. If we wind down our operations for any reason, it is likely that our stockholders will lose their entire investment in us.

Clinical Trials Are Very Expensive, Time-Consuming and Difficult to Design and Implement

We commenced Phase 3 trials of our AzaSite product candidate in the third quarter of 2004. The AzaSite Phase 3 trials will be expensive and may be difficult to implement due to the number of patients and testing sites and could be subject to delay or failure at any stage of the trials. We expect our current funding will only be sufficient to enable us to continue our operations as currently planned until approximately the begining of June 2005. Accordingly, we will require additional funds to complete these trials, obtain the necessary FDA approvals and market the product. Any delay or failure of the AzaSite trials will likely require us to obtain even further funding in order to address such delays or failures or to refocus our efforts on other product candidates. Human clinical trials for our product candidates are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials of our other product candidates will take at least several years to complete once initiated. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials, further delaying or preventing the completion of such trials. The commencement and completion of clinical trials may be delayed by several factors, including:

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

The Results of Our Clinical Trials May Not Support Our Product Candidate Claims

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims, including with respect to AzaSite. Even if pre-clinical testing and early clinical trials for a product candidate, including AzaSite, are successful, this does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that our product candidates, including AzaSite, are safe for humans or effective for indicated uses. Any such failure would likely cause us to abandon the product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay or preclude the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. For example, if our current AzaSite Phase 3 trials do not produce positive results or we are otherwise unable to obtain FDA approval for the commercialization of AzaSite, our business could be significantly harmed as we have devoted a significant portion of our resources to this product candidate, at the expense of our other product candidates. In addition, our clinical trials involve relatively small patient populations. Because of the small sample size, the results of these clinical trials may not be indicative of future results.

Physicians and Patients May Not Accept and Use Our Drugs

Even if the FDA approves our product candidates, physicians and patients may not accept and use them. Acceptance and use of our product will depend upon a number of factors including:

•	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drugs;
•	cost-effectiveness of our product relative to competing products;
•	the perceived benefits of competing products or treatments;
•	availability of reimbursement for our products from government or other healthcare payers; and
•	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

Because we expect sales of our current product candidates, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of any of these drugs, particularly AzaSite, to find market acceptance would harm our business and could require us to seek additional financing.

Questions Concerning Our Financial Condition May Cause Customers and Current and Potential Partners to Reduce or Not Conduct Business with Us

Our recent financial difficulties, and concerns regarding our ability to continue operations even if we are able to raise additional funding, may cause current and potential customers and partners to decide not to conduct business with us, to reduce or terminate the business they currently conduct with us, or to conduct business with us on terms that are less favorable than those customarily offered by them. In such event, our sales would likely decrease, our product development and commercialization efforts would suffer and our business will be significantly harmed.

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

We Have a History of Operating Losses and We Expect to Continue to Have Losses in the Future

We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that did not prove to have commercial potential. As of December 31, 2004, our accumulated deficit was approximately $121.2 million. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties or other revenues from sales of our products. In addition, we recognize revenue when all services have been performed and collectibility is reasonably assured, accordingly, revenue for the sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product. In addition, due to this delay in revenue recognition, our revenues recognized in any given period may not be indicative of our then current viability and market acceptance of our OcuGene product.

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

We May Not Successfully Manage Our Growth

If we are able to raise additional funding and gain FDA approval for additional products, including AzaSite, our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources. To manage this growth, we will have to expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business would be harmed.

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

Furthermore, the patents of others may impair our ability to commercialize our products. The patent positions of firms in the pharmaceutical and genetic industries generally are highly uncertain, involve complex legal and factual questions, and have recently been the subject of much litigation. The USPTO and the courts have not developed, formulated, or presented a consistent policy regarding the breadth of claims allowed or the degree of protection afforded under pharmaceutical and genetic patents. Despite our efforts to protect our proprietary rights, others may independently develop similar products, duplicate any of our products or design around any of our patents. In addition, third parties from which we have licensed or otherwise obtained technology may attempt to terminate or scale back our rights.

A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with our technologies or patent applications. Such conflicts could limit the scope of the patents, if any, we may be able to obtain or result in the denial of our patent applications or block our rights to exploit our technology. In addition, if the USPTO or foreign patent agencies have issued or issue patents that cover our activities to other companies, we may not be able to obtain licenses to these patents at all, or at a reasonable cost, or be able to develop or obtain alternative technology. If we do not obtain such licenses, we could encounter delays in or be precluded altogether from introducing products to the market. For example, we are aware that Pfizer has been recently issued a U.S. patent by the USPTO and the European Patent Office has issued a notice of allowance on a patent, both of which cover the use of azithromycin in a topical formulation to treat bacterial infections in the eye. We may conclude that we require a license under these patents to develop or sell AzaSite in the U.S. and/or Europe, which may not be available on reasonable commercial terms if at all. If we are unable to obtain a license to these patents and our technology is deemed to infringe these patents, we could be enjoined from pursuing the commercialization of AzaSite in Europe and/or the U.S.

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

Our Current Financial Situation May Impede Our Ability to Protect or Enforce Adequately Our Legal Rights Under Agreements and to Our Intellectual Property

Our current cash will only enable us to continue our operations as currently planned until approximately the begining of June 2005. Our limited financial resources makes it more difficult for us to enforce our intellectual property rights, through the filing or maintenance of patents, taking legal action against those that may infringe on our proprietary rights, defending infringement claims against us, or otherwise. Our current financial situation may impede our ability to enforce our legal rights under various agreements we are currently a party to or may become a party to due to our inability to incur the costs associated with such enforcement. Our inability to protect our legal and intellectual property rights adequately may make us more vulnerable to infringement and could harm our business.

If We Infringe the Rights of Third Parties We Could Be Prevented From Selling Products and Forced to Pay Damages and to Defend Against Litigation

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;
•	redesign our products or processes to avoid infringement;
•	stop using the subject matter claimed in the patents held by others, which could preclude us from commercializing our products;
•	pay damages; or
•	defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources.

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

We Rely on a Sole Source for Some of the Raw Materials in Our Products, Including AzaSite, and the Raw Materials We Need May Not be Available to Us

We currently have a single supplier for azithromycin, the active drug incorporated into our AzaSite product candidate. The supplier has submitted a Drug Master File on the compound with the FDA and is subject to the FDA’s review and oversight. If the FDA were to identify issues in the production of the drug that the supplier was unable to resolve quickly, or other issues were to arise that impact production, our ability to continue with the development of AzaSite, and potentially the commercial sale if the product is approved, could be interrupted, which would harm our business. In addition, while we do have a supply agreement for azithromycin through the clinical development of the product, we do not currently have a contractual agreement with this supplier of azithromycin for commercial production and consequently this supplier is not obligated to provide us any particular quantities of the drug for commercialization. Additional suppliers for this drug exist, but qualification of an alternative source could be time consuming, expensive and could result in a delay that could harm our business and there is no guarantee that these additional suppliers can supply sufficient quantities at a reasonable price, or at all.

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

In addition, certain of the raw materials we use in formulating our DuraSite drug delivery system are available only from Noveon Corporation. Although we do not have a current supply agreement with the Goodrich Corporation, to date we have not encountered any difficulties obtaining necessary materials from them. Any significant interruption in the supply of these raw materials could delay our clinical trials, product development or product sales and could harm our business.

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

We have a contract with the manufacturer of our AzaSite Phase 3 clinical trial supplies and registration batches to validate their production line for commercial scale batches and to manufacture the required validation batches for FDA review. While we are in discussions towards a commercial manufacturing agreement, we could encounter delays or difficulties in finalizing such an agreement, which would adversely impact our potential market introduction and subsequent sales of AzaSite.

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

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have products competitive with ours already approved or in development including Zymar and Ocuflox by Allergan, Vigamox and Ciloxan by Alcon, Quixin by Johnson & Johnson and Chibroxin by Merck. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:

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

Our Use of Hazardous Materials May Pose Environmental Risks and Liabilities Which May Cause Us to Incur Significant Costs

Our research, development and manufacturing processes involve the controlled use of small amounts of hazardous solvents used in pharmaceutical development and manufacturing, including acetic acid, acetone, acrylic acid, calcium chloride, chloroform, dimethyl sulfoxide, ethyl alcohol, hydrogen chloride, nitric acid, phosphoric acid and other similar solvents. We retain a licensed outside contractor that specializes in the disposal of hazardous materials used in the biotechnology industry to properly dispose of these materials, but we cannot completely eliminate the risk of accidental contamination or injury from these materials. Our cost for the disposal services rendered by our outside contractor was approximately $10,400 and $6,000 for the years ended 2004 and 2003, respectively. In the event of such an accident involving these materials, we could be held liable for any damages that result, and any such liability could exceed our resources. Moreover, as our business develops we may be required to incur significant costs to comply with federal, state and local environmental laws, regulations and policies, especially to the extent that we manufacture our own products.

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

Management and Principal Stockholders May Be Able to Exert Significant Control On Matters Requiring Approval by Our Stockholders and Security Interests in Our Assets Held by Management May Enable Them to Control the Disposition of Such Assets

As of December 31, 2004, our management and principal stockholders together beneficially owned approximately 20% of our outstanding shares of common stock. As a result, these stockholders, acting together, may be able to exert significant control on matters requiring approval by our stockholders, including the election of a majority of our directors and the approval of business combinations.

In July 2003, we issued a $400,000 short-term senior secured note payable to Dr. Chandrasekaran, our chief executive officer, chief financial officer and a member of our board of directors, for cash. As of December 31, 2004, $250,000 of this note remained outstanding. This note bears an interest rate of five and one-half percent (5.5%) and is due on the earlier to occur of March 31, 2007 or 30 days subsequent to the successful completion of a pivotal Phase 3clinical trial with AzaSite and is secured by a lien on substantially all of our assets including our intellectual property and certain other equipment secured by the lessor of such equipment.

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

The Market Prices For Securities of Biopharmaceutical and Biotechnology Companies such as Ours Have Been and Are Likely to Continue to Be Highly Volatile Due to Reasons that Are Related and Unrelated to the Operating Performance and Progress of Our Company

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances, such as our current financial condition, the audit report included in this report on Form 10-K that includes an explanatory paragraph referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern, our ability to obtain new financing, the terms of any financing we are able to raise, the results of testing and clinical trials, developments in patent or other proprietary rights of us or our competitors, the status of our relationships with third-party collaborators, technological innovations or new therapeutic products, governmental regulation, litigation or public concern as to the safety of products developed by us or others and general market conditions, concerning us, our competitors or other biopharmaceutical companies, may have a significant effect on the market price of our common stock.

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

EXECUTIVE OFFICERS AND OTHER SENIOR MANAGEMENT OF THE REGISTRANT

As of March 30, 2005, our executive officers and other senior management were as follows:

Name	Age	Title
S. Kumar Chandrasekaran, Ph.D.	62	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer

Lyle M. Bowman, Ph.D.	56	Vice President, Development and Operations

David F. Heniges	61	Vice President and General Manager, Commercial Opportunities

Sandra C. Heine	43	Vice President, Finance and Administration

Erwin C. Si, Ph.D.	51	Senior Director, Preclinical Research

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

Sandra C. Heine joined us in March 1997 as Controller. From October 1999 to January 2005, Ms. Heine served as Senior Director of Finance and Administration and since January 2005 has served as Vice President, Finance and Administration. Ms. Heine holds a B.S. in Business Administration from Colorado State University.

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

Item 3. Legal Proceedings.

On July 8, 2004, Bristol Investment Group, or Bristol, filed with the American Arbitration Association (“AAA”) a demand for arbitration against us seeking payment of $218,684 and warrants to purchase 461,400 shares of our common stock based on a letter agreement dated January 28, 2003 pursuant to which Bristol was engaged as a non-exclusive placement agent of investment capital for us.  In subsequent filings with the AAA Bristol claimed it is entitled to recover $249,925 plus interest and attorneys’ fees, plus warrants to purchase 922,800 shares of our common stock. We dispute Bristol’s claim and have vigorously defended against the claim. An evidentiary hearing has been held in the arbitration but no ruling has yet been issued by the arbitrator.

On or about October 8, 2003, Thai Nguyen (“Nguyen”) filed a complaint in the Superior Court of California, County of San Francisco (No. CGC 03425230) against us, our CEO Kumar Chandrasekaran, the Regents of the University of California (“Regents”) and two individuals associated with Regents. Nguyen alleged that we breached an obligation to continue supporting his research; he also made a variety of other related claims and allegations against us and the other defendants. Nguyen filed a Second Amended Complaint on or about July 19, 2004.

While the amount of monetary relief was not specifically quantified in the Second Amended Complaint, in general Nguyen sought to enforce a claimed agreement, which states that we would pay him between $100,000 and $200,000 in annual laboratory support “for the life of patent” and make a bonus payment to him of $50,000. Nguyen also sought relief in connection with 30,000 InSite options provided to him by us but which he gave back at the direction of Regents. The Second Amended Complaint also sought unspecified punitive damages, attorneys’ fees and other damages and relief including an exclusive, royalty free license to certain patents.

In December 2004, the parties reached a settlement resulting in a total payment owed to Nguyen of  $250,000, of which $100,000 was reimbursed by our insurance carrier, and issuance of 30,000 stock options valued at $23,253 using the Black-Scholes option pricing model. At December 31, 2004 we had paid $75,000 of the settlement payment owed and accrued the remainder, which was paid January 2005.

Item 4. Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

2004	High	Low

First Quarter	$1.15	$0.49
Second Quarter	$0.93	$0.60
Third Quarter	$0.70	$0.47
Fourth Quarter	$0.88	$0.55

2003	High	Low

First Quarter	$1.00	$0.63
Second Quarter	$0.70	$0.53
Third Quarter	$0.66	$0.45
Fourth Quarter	$0.69	$0.33

Holders

As of March 28, 2005, we had approximately 400 stockholders of record. On March 28, 2005, the last sale price reported on The American Stock Exchange for our common stock was $0.51 per share.

Dividends

We have never declared or paid dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. It is the present policy of our Board of Directors to retain our earnings, if any, for the development of our business.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Securities

None.

Item 6.  Selected Financial Data

The comparability of the following selected financial data is affected by a variety of factors, and this data is qualified by reference to and should be read in conjunction with the consolidated financial statements and notes thereto elsewhere in this Annual Report on Form 10-K and the following Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following table sets forth selected consolidated financial data for us for the five years ended December 31, 2004 (in thousands except per share amounts):

	Year Ended December 31,
	2004	2003	2002	2001	2000
Consolidated Statements of Operations Data
Contract, product and other revenues	$542	$134	$36	$5	$4,513
Cost of goods	14	20	114	—	—
Operating expenses:
Research and development, net	7,273	4,436	6,911	6,610	1,674
Selling, general and administrative	3,341	3,021	4,022	3,523	2,584
Total expenses	10,614	7,457	10,933	10,133	4,258
Gain on sale of assets	4,616	1,153	—	—	—
Interest (expense), and other income net	(44)	(561)	62	572	791
Income (loss) before cumulative effect of accounting change	(5,514)	(6,751)	(10,949)	(9,556)	1,046
Cumulative effect of accounting change (1)	—	—	—	—	(4,486)
Net income (loss)	(5,514)	(6,751)	(10,949)	(9,556)	(3,440)
Non cash preferred dividend		221	48	—	3
Net income (loss) applicable to common stockholders	$(5,514)	$(6,972)	$(10,997)	$(9,556)	$(3,443)
Basic earnings (loss) per share:
Net income (loss) per share applicable to common stockholders before cumulative effect of accounting change	$(0.11)	$(0.27)	$(0.44)	$(0.38)	$0.04
Cumulative effect of accounting change (1)	—	—	—	—	(0.19)
Net income (loss) per share applicable to common stockholders	$(0.11)	$(0.27)	$(0.44)	$(0.38)	$(0.15)
Diluted earnings (loss) per share:
Net income (loss) per share applicable to common stockholders before cumulative effect of accounting change	$(0.11)	$(0.27)	$(0.44)	$(0.38)	$0.04
Cumulative effect of accounting change (1)	—	—	—	—	(0.18)
Net income (loss) per share applicable to common stockholders	$(0.11)	$(0.27)	$(0.44)	$(0.38)	$(0.14)
Pro-forma net income (loss) assuming the accounting change is applied retroactively	$(5,514)	$(6,972)	$(10,997)	$(9,556)	$1,043
Pro-forma net income (loss) per share assuming the accounting change is applied retroactively, basic and diluted	$(0.11)	$(0.27)	$(0.44)	$(0.38)	$0.04
Shares used to calculate basic net income (loss) per share	47,984	25,767	24,997	24,897	23,574
Shares used to calculate diluted net income (loss) per share	47,984	25,767	24,997	24,897	24,483
Shares used to calculate pro-forma basic net income (loss) per share	47,984	25,767	24,997	24,897	23,574
Shares used to calculate pro-forma diluted net income (loss) per share	47,984	25,767	24,997	24,897	24,483

(1) Reflects the impact of the adoption of SAB 101 on revenue recognition effective January 1, 2000.

	December 31,
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data

Cash and cash equivalents, unrestricted	$5,351	$1,045	$1,179	$10,095	$18,904
Working capital	3,515	(6,434)	353	8,747	18,305
Total assets	5,696	1,405	1,866	11,051	20,000
Long term notes payable	—	16	10	45	26
Convertible preferred stock	—	—	2,048	—	—
Accumulated deficit	(121,236)	(115,722)	(108,750)	(97,753)	(88,197)
Total stockholders’ equity (deficit)	3,601	(6,200)	887	9,485	18,770

No cash dividends have been declared or paid by us since our inception.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Except for the historical information contained herein, the discussion in this Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, beliefs, expectations and intentions. The cautionary statements made in this document should be read as applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed above in "Risk Factors," as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward- looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 8 of this Form 10-K.

Overview

We are an ophthalmic product development company focused on ocular infections, glaucoma, and retinal diseases through three technology platforms that include our patented time-release ophthalmic drug delivery system DuraSite; genomic research for the diagnosis, prognosis and management of glaucoma; and a retinal drug delivery device.

In 2003, we faced significant challenges related to our lack of financial resources. To continue our operations we took a number of actions to reduce our cash usage including:

•	we laid-off approximately 42% of our personnel;
•	our senior management voluntarily reduced their salaries;
•	we placed several development programs on hold, including those related to our ISV-900 technology, ISV-014 our retinal delivery device, and treatments for retinal diseases;
•	we slowed the clinical activities related to AzaSiteTM (ISV-401); and
•	we instituted other cash saving actions including extending the payment of our liabilities.

On June 14, 2004, after receiving stockholder approval, we completed the final closing of a private placement of shares of our common stock and warrants to purchase shares of our common stock pursuant to subscription agreements entered into between us and certain accredited investors on March 26, 2004. We raised an aggregate of approximately $15.1 million, net of fees and expenses, through the sale and issuance of an aggregate of 33,000,000 shares of our common stock and warrants to purchase 16,500,000 shares of our common stock in the initial and final closings of this private placement. We expect that our current funds will be sufficient to permit us to continue our operations as currently planned until approximately the begining of June 2005. Although we continue to carefully monitor our expenses, with the receipt of the additional funds from the 2004 private placement, we were able in June 2004 to restore management salaries to the same level as they were prior to the voluntary salary reductions and fully resume our clinical activities related to AzaSite.

With our existing resources we are focusing our research and development and commercial efforts on the following:

•	AzaSite (ISV-401), a DuraSite formulation of azithromycin, a broad spectrum antibiotic;
•	AzaSite Plus (ISV-502), a DuraSite formulation of azithromycin and a steroid; and
•	targeted activities to support the scientific/clinical foundation and market introduction of our OcuGene glaucoma genetic test based on our ISV-900 technology.

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

AzaSite Plus (ISV-502). Our first effort toward the expansion of our product candidate AzaSite into a larger franchise is the development of a combination of AzaSite with an anti-inflammatory steroid for the treatment of blepharitis, an infection of the eyelid and one of the most common eye problems in older adults. This combination product candidate is currently in preclinical development and will be more actively pursued as personnel and financial resources become available.

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

In 2003, the information from this article and previous publications was used to target specific thought leaders and ophthalmic centers in an effort to support the focused introduction of the OcuGene glaucoma genetic test. Expanded marketing efforts were curtailed as we limited our cash use and we have not resumed the marketing efforts as we focus on our AzaSite clinical trials. Our current focus is on the clinical validation necessary to support use of this technology.

ISV-403. In December 2003, we sold the ISV-403 product candidate to Bausch & Lomb, or B&L, which resulted in the receipt of $1.5 million in cash, the return of the $4.0 million of Series A-1 Preferred Stock, and the related dividends, to us for cancellation, and entitles us to receive royalties on future product sales, if any. During the first nine months of 2004, we provided contract research services to B&L. These activities have been completed and due to the sale, B&L now is responsible for the further clinical development of the product and we are focusing our development efforts on our AzaSite product candidate.

From our inception through the end of 2001, we did not receive any revenues from the sale of our products, other than a small amount of royalties from the sale of our AquaSite product by CIBA Vision and Global Damon. In the fourth quarter of 2001, we commercially launched our OcuGene glaucoma genetic test and early in 2002 we began to receive a small amount of revenues from the sale of this test. With the exception of 1999 and the six month period ended June 30, 2004, we have been unprofitable since our inception due to continuing research and development efforts, including preclinical studies, clinical trials and manufacturing of our product candidates. We have financed our research and development activities and operations primarily through private and public placements of our equity securities, issuance of convertible debentures and, to a lesser extent, from collaborative agreements and bridge loans.

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

We directly reduced expenses for amounts reimbursed due to cost sharing agreements during the year ended December 31, 2002. We recognize the received cost sharing payments when persuasive evidence of an arrangement exists, the services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. During the years ended 2004 and 2003, we recognized cost reimbursements as contract and other revenue in accordance with EITF 01-14, “Income Statement Characterization of Reimbursement for “Out of Pocket” Expenses Incurred.”

We receive royalties from licensees based on third-party sales and the royalties are recorded as earned in accordance with the contract terms, when third-party results are reliably measured and collectibility is reasonably assured.

Revenue related to the sales of our product, the OcuGene glaucoma genetic test, is recognized when all related services have been rendered and collectibility is reasonably assured. Accordingly, revenue for the sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product. The revenue in connection with the sale of ISV-403 to B&L was recognized over the contract period.

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

Inventory. Our inventories are stated at the lower of cost or market. The cost of the inventory is based on the first-in first-out method. If the cost of the inventory exceeds the expected market value a provision is recorded for the difference between cost and market. At December 31, 2004, our inventories solely consisted of OcuGene kits.

Results of Operations

Revenues.
We had total net revenues of $542,000, $134,000, and $36,000 for the years ended December 31, 2004, 2003 and 2002, respectively, from contract research activities, sales of OcuGene and sales of AquaSite® by CIBA Vision and Kukje Pharma Ind. Co., Ltd., our AquaSite manufacturing partner in Korea. The increase in revenue is due to contract research activities conducted for Bausch & Lomb in 2004 and 2003 under the ISV-403 Asset Purchase Agreement. We are no longer providing services to B&L and we do not expect to derive revenue from these activities in 2005 or future years.

Cost of goods.
Cost of goods of $14,000, $20,000 and $114,000 for 2004, 2003 and 2002, respectively, reflect the cost of OcuGene tests performed as well as the cost of sample collection kits distributed for use.

Research and development.
Research and development expenses increased to $7.3 million from $4.4 million in 2004 compared to 2003. 93% of this increase is due to the initiation of the AzaSite Phase 3 clinical trials and production of the related clinical supplies and registration batches. The remainder of the increase reflects salary increases to our research staff to return such salaries to the same level they were prior to the voluntary salary reductions instituted in 2003 and costs related to increased research activities in support of our AzaSite program.

Research and development expenses decreased to $4.4 million from $7.1 million in 2003 compared to 2002. This 38% decrease reflects the personnel cost containment actions taken in the second quarter of 2003 and the reduction in support for external research which was begun in the first quarter of 2003. Additionally, costs incurred in 2002 for the license of the Optineuron gene from University of Connecticut Health Center (“UCHC”) and the related cost of new patent filings, were not incurred in 2003 as the majority of the initial filings were completed in 2002.

In 2004 and 2003, we received no R&D cost reimbursements and in 2002 our R&D cost reimbursements were $0.2 million. Cost reimbursement in 2002 related to joint development programs to evaluate compounds for ophthalmic use.

Our R&D activities can be separated into two major segments, research and clinical development. Research includes activities involved in evaluating a potential product and the related pre-clinical testing. Clinical development includes activities related to filings with the FDA and the related human clinical testing required to obtain marketing approval for a potential product. We estimate that the following represents the approximate cost of these activities for 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Research	$2,874	$2,707	$4,860
Clinical development	4,398	1,729	2,217
Total research and development	$7,273	$4,436	$7,077

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

The increase in research activities in 2004 compared to 2003 reflects salary increases to our research staff to return such salaries to the same level they were prior to the voluntary salary reductions instituted in 2003 and costs related to increased patent and research activities in support of the AzaSite program. The decrease in research activities in 2003 compared to 2002 reflects the cost containment efforts initiated in the second quarter of 2003. In May 2003, we instituted a one-month furlough, which included 80% of our research personnel. In June 2003, approximately 75% of the furloughed research personnel were laid-off. In 2003 we also continued to reduce our financial support of the research related to our genetics programs by not renewing certain research contracts pending the receipt of additional funding. In a further effort to reduce expenses, we have reviewed, and will continue to review, our patent filings and will discontinue maintenance of patents and patent applications related to programs that we have determined not to pursue.

90% of the increase in Clinical development expenses to $4.4 million in 2004 from $1.7 million in 2003 is related to the initiation of the AzaSite Phase 3 clinical trials in 2004. The remainder of the increase reflects the increase in staffing to support the AzaSite clinical trials and preparation for the related regulatory filings. The 22% decrease in Clinical development expenses from $2.2 million in 2002 to $1.7 million in 2003 reflects the cost containment efforts initiated across the company in the second quarter of 2003. In May 2003, we instituted a one-month furlough, which included 50% of our clinical development personnel. In June 2003, approximately 83% of the furloughed clinical development personnel were laid-off. Additionally, clinical development costs related to the OcuGene glaucoma genetic test were reduced as the studies were completed in 2002 and no new studies were begun in 2003.

Most of our projects are in the early stages of the product development cycle and may not result in commercial products. Projects in development may not proceed into clinical trials due to a number of reasons even though the project looks promising early in the process. Once a project reaches clinical trials it may be found to be ineffective or there may be harmful side effects. Additionally, during the development cycle, other companies may develop new treatments that decrease the market potential for our project or be issued patents that require us to negotiate a license or cease pursuing one of our products and we may decide not to proceed. Other factors including the cost of manufacturing at a commercial scale and the availability of quality manufacturing capabilities could negatively impact our ability to bring the project to the market. Also, our business strategy is to license projects to third parties to complete the development cycle and to market and sell the product. If we are unable to enter into collaborative arrangements for any product candidate, our ability to commercialize the product may be slowed or we may decide not to proceed with that candidate. These collaborative arrangements may either speed the development or they may extend the anticipated time to market. Because of these factors, as well as others, we cannot be certain if, or when, our projects in development will complete the development cycle and be commercialized.

Selling, general and administrative.

Selling, general and administrative expenses increased to $3.3 million in 2004 from $3.0 million in 2003. Personnel-related expenses increased 139% in 2004 due to the payment of performance bonuses to our selling, general and administrative personnel in June 2004 and salary increases to these staff members to return such salaries to the same level they were prior to the salary reduction in 2003. This increase was partially offset by a reduction in our legal and financial service activities as expenses incurred in the second half of 2003 towards raising funds were not incurred in the second half of 2004.

Selling, general and administrative expenses decreased 25% to $3.0 million in 2003 from $4.0 in 2002. This reflects the approximately 79% decrease in selling expenses related to the initial market introduction of OcuGene in 2002, such as advertising and our limited initial contract sales force. The remaining decrease includes a 47% decrease in personnel-related costs due to the impact of the employee furloughs, lay-offs and voluntary salary reductions instituted in 2003. While our legal costs related to our fund raising efforts and the cost of our insurance coverage, including directors and officers insurance increased approximately 56% in 2003 compared to 2002, these costs were more than offset by the other expense containment measures.

Gain on sale of assets.

The gain on sale of assets reflects the sale of the ISV-403 product candidate to B&L in December 2003. We received $1.5 million in cash and B&L surrendered the $4.0 million of Series A-1 Preferred Stock, plus accumulated dividends, we had issued to them under the August 2002 License and Preferred Stock Purchase Agreements. The total gain was recognized over the five-month period that we had an obligation to provide contract research support for ISV-403, which began in December 2003 and resulted in $4.6 million and $1.2 million being recognized in 2004 and 2003, respectively.

Interest, other income and expenses.

Net interest, other income and expense was an expense of $44,000 and $561,000 in 2004 and 2003, respectively, compared to income of $62,000 in 2002. This change both from 2004 to 2003, and 2003 to 2002, principally reflects the $545,000 of interest expense related to the debt discount of the convertible debentures recorded in 2003, and interest expense related to the short-term notes payable in 2003 and 2004. Any interest earned or paid in the future will be dependent on our ability to raise additional funding and prevailing interest rates.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of debt and equity securities, equipment and leasehold improvement financing, other debt financing and payments from corporate collaborations. At December 31, 2004, our unrestricted cash and cash equivalents balance was $5.4 million. It is our policy to invest our cash and cash equivalents in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt.

In March 2004, we received approximately $1.7 million, net of placement fees, from the initial closing of a total private placement of up to $16.5 million. In June 2004, we completed the final closing of this private placement and received approximately $13.4 million, net of placement fees.

Our auditors have included an explanatory paragraph in their audit report referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern. Absent additional funding from other private or public equity or debt financings, collaborative or other partnering arrangements, asset sales, or other sources, we expect that our cash on hand, anticipated cash flow from operations and current cash commitments to us will only be adequate to fund our operations until approximately the begining of June 2005. If we are unable to secure sufficient additional funding prior to that time, we will need to cease operations and liquidate our assets, most of which is secured by a note to an officer who is also a board member. Our financial statements were prepared on the assumption that we will continue as a going concern and do not include any adjustments that might result should we be unable to continue as a going concern.

Even if we are able to obtain additional financing in order to continue long-term operations beyond the begining of June 2005, we will require and will seek additional funding through collaborative or other partnering arrangements, public or private equity or debt financings, asset sales and from other sources. However, there can be no assurance that we will obtain interim or longer-term financing or that such funding, if obtained, will be sufficient to continue our operations as currently conducted or in a manner necessary for the continued development of our products or the long-term success of our company. If we raise funds through the issuance of debt securities, such debt will be secured by a security interest or pledge of all of our assets, will require us to make principal and interest payments, would likely include the issuance of warrants and may subject us to restrictive covenants. In addition, our stockholders may suffer substantial dilution if we raise additional funds by issuing equity securities.

For the years ended December 31, 2004, 2003 and 2002, cash used for operating activities was $10.0 million, $5.6 million and $11.0 million, respectively. Cash from (used in) investing activities were ($183,000), $1,477,000 and ($61,000) primarily related to an increase in restricted cash, proceeds received from the sale of assets and cash outlays for additions to laboratory and other equipment made during 2004, 2003 and 2002, respectively.

Cash provided by financing activities was $14.5 million, $4.0 million and $2.1 million for the years ending December 31, 2004, 2003 and 2002, respectively. We received net proceeds of $15.1 million from the issuance of an aggregate of 33.0 million shares of common stock and warrants to purchase 16.5 million shares of common stock in the initial and final closings of the March 2004 private placement. We received $2.0 million in the first quarter of 2003 from the issuance of 2,000 shares of our Series A-1 preferred stock to B&L under the ISV-403 license agreement. We issued $1.0 million of short-term notes payable in 2003 to directors, members of senior management and other stockholders. These notes bear interest at rates from 2% to 12% and are due from January 15, 2003 through March 31, 2007. In 2004 we repaid $621,000 of these notes in cash. In the year ended December 2003, we received $845,000, net of debt issuance costs of approximately $154,000, from the issuance of convertible debentures. These debentures were later converted into 3,763,651 shares of common stock in 2003. In 2004, we received $12,000 from the issuance of our common stock from the exercise of stock options by employees and purchases under the employee stock purchase plan compared to $3,000 in 2003 and $125,000 in 2002. During 2003 we also received $134,000 in connection with private placements of our common stock. We received payments on a note to a stockholder of $21,000, $23,000 and $26,000 in 2004, 2003 and 2002, respectively. We also made $13,000 of payments on capital leases for certain laboratory equipment in 2004 compared to $18,000 in 2003 and $31,000 in 2002.

Assuming we are able to obtain additional financing and continue our operations, our future capital expenditures and requirements will depend on numerous factors, including the progress of our clinical testing, research and development programs and preclinical testing, the time and costs involved in obtaining regulatory approvals, our ability to successfully commercialize AzaSite, OcuGene and any other products that we may launch in the future, our ability to establish collaborative arrangements, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in our existing collaborative and licensing relationships, acquisition of new businesses, products and technologies, the completion of commercialization activities and arrangements, and the purchase of additional property and equipment.

We anticipate no material capital expenditures to be incurred for environmental compliance in fiscal year 2004. Based on our environmental compliance record to date, and our belief that we are current in compliance with applicable environmental laws and regulations, environmental compliance is not expected to have a material adverse effect on our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in the future periods. This table excludes amounts already recorded on our balance sheet as current liabilities.

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating lease obligations (1)	$1,512	$743	$769	$-	$-
Licensing agreement obligations (2)	105	15	45	45	45
Total commitments	$1,617	$758	$814	$45	$45

(1)	We lease our facilities under a non-cancelable operating lease that expires in 2006.

(2)	We have entered into certain license agreements that require us to make minimum royalty payments for the life of the licensed patents. The life of the patents which may be issued and covered by the license agreements cannot be determined at this time, but the minimum royalties due under such agreements are as noted for 2004 through 2011 and are approximately $15,000 per year until the first commercial sale, increase to $25,000 per year in the first three years of sales, and then increase to $40,000 per year until the expiration of the related patents.

 Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“SFAS 123R”) which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in consolidated statements of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. There are a number of requirements under the new standard that would result in differing accounting treatment than currently required. These differences include, but are not limited to, accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. SFAS 123R must be adopted no later than July 1, 2005 and we will begin to apply it in the quarter beginning on that date. We believe that employee stock options represent an appropriate and essential component of our overall compensation program. We grant options to substantially all employees and believes that this broad-based program helps us to attract, motivate, and retain high quality employees, to the ultimate benefit of our stockholders. The adoption of SFAS 123R is expected to result in a material increase in expense during the second half of 2005 based on unvested options outstanding as of December 31, 2004 and current compensation plans. While the effect of adoption depends on the level of share-based payments granted in the future and unvested grants on the date we adopt SFAS 123R, the effect of this accounting standard on its prior operating results would approximate the effect of SFAS 123 as described in the disclosure of pro forma net loss and net loss per share.

In March 2004, the FASB issued Emerging Issues Task Force No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”), which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF 03-1 once final guidance is issued.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates.

We invest our excess cash in investment grade, interest-bearing securities. At December 31, 2004, we had $5.5 million invested in interest bearing operating accounts. While a hypothetical decrease in market interest rates by 10 percent from the December 31, 2004 levels would cause a decrease in interest income, it would not result in a loss of the principal. Additionally, the decrease in interest income would not be material.

Item 8. Financial Statements and Supplementary Data

The following Consolidated Financial Statements and Reports of Independent Auditors are included on the pages that follow:
Page

Reports of Independent Auditors	40 - 41

Consolidated Balance Sheets - December 31, 2004 and 2003	42

Consolidated Statements of Operations Years Ended December 31, 2004, 2003 and 2002	43

Consolidated Statements of Stockholders' Equity (Deficit) Years ended December 31, 2004, 2003 and 2002	44

Consolidated Statements of Cash Flows Years Ended December 31, 2004, 2003 and 2002	45

Notes to Consolidated Financial Statements	46 - 59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
InSite Vision Incorporated

We have audited the accompanying consolidated balance sheets of InSite Vision Incorporated (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InSite Vision, Incorporated as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The 2004 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Burr, Pilger & Mayer LLP

Palo Alto, California
March 4, 2005

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
InSite Vision Incorporated

We have audited the consolidated statements of operations, stockholders’ equity and cash flows of Insite Vision Incorporated for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of InSite Vision Incorporated for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

Palo Alto, California
January 30, 2003

InSite Vision Incorporated
Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share amounts)	2004	2003
Assets
Current assets:
Cash and cash equivalents	$5,351	$1,045
Restricted cash and cash equivalents	170	-
Inventory	18	19
Prepaid expenses and other current assets	71	91
Total current assets	5,610	1,155

Property and equipment, at cost:
Laboratory and other equipment	288	837
Leasehold improvements	73	73
Furniture and fixtures	-	3
	361	913
Accumulated depreciation	275	664
	86	249
Deferred debt issuance cost	-	1
Total assets	$5,696	$1,405

Liabilities and stockholders' equity (deficit)
Current liabilities:
Short-term notes payable to related parties, unsecured	$91	$326
Short-term notes payable to related parties, secured	251	682
Accounts payable	574	972
Accrued liabilities	787	650
Accrued compensation and related expense	317	160
Deferred revenue	-	4,616
Deferred rent	75	183
Total current liabilities	2,095	7,589
Convertible note payable (net of beneficial conversion feature of $1)	-	16
Total liabilities	2,095	7,605
Commitments (Note 5)
Stockholders equity (deficit)
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2004 and 2003	-	-
Common stockholders' equity:
Common stock, $0.01 par value, 120,000,000 shares authorized; 62,381,808 issued and outstanding at December 31, 2004; 29,253,294 issued and outstanding at December 31, 2003	624	293
Additional paid-in capital	124,400	109,437
Notes receivable from stockholder	(187)	(208)
Accumulated deficit	(121,236)	(115,722)
Common stockholders’ equity (deficit)	3,601	(6,200)
Total liabilities and stockholders' equity (deficit)	$5,696	$1,405

See accompanying notes to consolidated financial statements.

InSite Vision Incorporated
Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share amounts)	2004	2003	2002

Contract, product and other revenues	$542	$134	$36

Cost of goods	14	20	114
Gross profit (loss)	528	114	(78)
Operating expenses:
Research and development	7,273	4,436	7,077
Cost reimbursement	—	—	166
Research and development, net	7,273	4,436	6,911
Selling, general and administrative	3,341	3,021	4,022
Total	10,614	7,457	10,933
Loss from operations	(10,086)	(7,343)	(11,011)
Gain on sale of assets	4,616	1,153	—
Interest (expense) and other income, net	(44)	(561)	62
Net loss	(5,514)	(6,751)	(10,949)
Non-cash preferred stock dividend	—	221	48
Net loss applicable to common stockholders	$(5,514)	$(6,972)	$(10,997)

Net loss per share applicable to common stockholders, basic and diluted	$(0.11)	$(0.27)	$(0.44)

Shares used to calculate basic and diluted net loss per share applicable to common stockholders	47,984	25,767	24,997

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity (deficit)

				Note		Total
			Additional	Receivable		Stockholders’
	Preferred	Common	Paid In	From	Accumulated	Equity
(dollars in thousands)	Stock	Stock	Capital	Stockholder	Deficit	(deficit)
Balances, January 1, 2002	$—	$249	$107,246	$(257)	$(97,753)	$9,485
Issuance of 201,436 shares of common stock from exercise of options and employee stock purchase plan	—	2	123	—	—	125
Issuance of 2,000 shares of Series A-1 preferred stock	2,000	—	—	—	—	2,000
Loan payment from stockholder	—	—	—	26	—	26
Non-employee stock option and warrant Compensation	—	—	200	—	—	200
Net loss and comprehensive loss	—	—	—	—	(10,949)	(10,949)
Non-cash preferred dividend	48	—	—	—	(48)	—
Net loss applicable to common stockholders	48	—	—	—	(10,997)	(10,949)
Balances, December 31, 2002	$2,048	$251	$107,569	$(231)	$(108,750)	$887
Issuance of 5,000 shares of common stock from exercise of options	—	—	3	—	—	3
Issuance of 2,000 shares of Series A-1 preferred stock	2,000	—	—	—	—	2,000
Issuance of 352,857 shares of common stock from private placements	—	4	130	—	—	134
Issuance of convertible notes payable with beneficial conversion feature	—	—	547	—	—	547
Issuance of 3,763,651 share of common stock from conversion of debentures	—	38	946	—	—	984
Surrender of Series A-1 preferred stock as part of sale of assets	(4,269)	—	—	—	—	(4,269)
Loan payment from stockholder	—	—	—	23	—	23
Non-employee stock option and warrant Compensation	—	—	242	—	—	242
Net loss and comprehensive loss	—	—	—	—	(6,751)	(6,751)
Non-cash preferred dividend	221	—	—	—	(221)	—
Net loss applicable to common stockholders	221	—	—	—	(6,972)	(6,751)
Balances, December 31, 2003	$—	$293	$109,437	$(208)	$(115,722)	$(6,200)
Issuance of 19,623 shares of common stock from exercise of options and employee stock purchase plan	—	—	12	—	—	12
Issuance of 33,000,000 shares of common stock from private placement	—	330	14,781	—	—	15,111
Non-employee stock option and warrant compensation	—	—	96	—	—	96
Issuance of 2,940 shares of common stock from exercise of warrants	—	—	2	—	—	2
Loan payment from stockholder	—	—	—	21	—	21
Issuance of 105,951 shares of common stock from conversion of notes payable	—	1	72			73
Net loss applicable to common stockholders					(5,514)	(5,514)
Balances, December 31, 2004	$—	$624	$124,400	$(187)	$(121,236)	$3,601

See accompanying notes to consolidated financial statements.

InSite Vision Incorporated
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2004	2003	2002
Operating activities:
Net loss	$(5,514)	$(6,751)	$(10,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	176	275	300
Stock-based compensation	96	242	200
Loss on disposal of capital lease asset	—	27	—
Non-cash interest expense	20	—	—
Gain on sale of asset	(4,616)	(1,153)	—
Amortization of beneficial conversion feature	—	546	—
Debt issuance cost amortization	1	153	—
Accrued interest on convertible notes payable	—	2	—
Changes in:
Inventories, prepaid expenses and other current assets	21	33	30
Accounts payable, accrued liabilities, accrued compensation and related expense, and deferred rent	(207)	1,031	(556)
Net cash used in operating activities	(10,023)	(5,595)	(10,975)
Investing activities:
Purchases of property and equipment	(13)	(23)	(61)
Proceeds from sale of asset	—	1,500	—
Increase in restricted cash	(170)	—	—
Net cash provided by (used in) investing activities	(183)	1,477	(61)
Financing activities:
Payment of capital lease obligation	(13)	(18)	(31)
Note payment received from stockholder	21	23	26
Payments of notes payable to related parties	(604)	—	—
Payment of convertible note payable	(17)	—	—
Issuance of short-term notes payable to related parties	—	997	—
Issuance of convertible notes payable, net of issuance costs	—	845	—
Issuance of preferred stock	—	2,000	2,000
Issuance of common stock from exercise of options and warrants	14	3	—
Issuance of common stock, net of issuance costs	15,111	134	125
Net cash provided by financing activities	14,512	3,984	2,120
Net decrease in cash and cash equivalents	4,306	(134)	(8,916)
Cash and cash equivalents, beginning of year	1,045	1,179	10,095
Unrestricted cash and cash equivalents, end of year	$5,351	$1,045	$1,179
Supplemental cash flow information:
Cash paid for interest	$11	$—	$—
Taxes paid	$1	$1	$1
Non cash investing and financing activities:
Surrender of preferred stock in connection with sale of asset	$—	$4,269	$—
Preferred stock dividends	$—	$221	$48—
Conversion of debentures and interest payable to common stock	$73	$984	$—
Beneficial conversion feature on convertible notes payable	$—	$547	$—

See accompanying notes to consolidated financial statements.

InSite Vision Incorporated

Notes to Consolidated Financial Statements
December 31, 2004

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

The Company’s consolidated financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. Except for 1999, the Company has incurred losses since its inception, including a net loss of $5.5 million for the year ended December 31, 2004, and the Company expects to incur substantial additional losses, including additional development costs, costs related to clinical trials and manufacturing expenses. The Company has incurred negative cash flows from operations since inception, including net cash used in operations of $10.0 million for the year ended December 31, 2004. As of December 31, 2004, the Company had an accumulated deficit of $121.2 million and a cash and cash equivalents balance of $5.5 million. In these circumstances the Company believes it may not have enough cash to meet its various cash needs for fiscal 2005 unless the Company is able to obtain additional cash from activities it is actively pursuing such as placements of debt or equity securities, new license or collaborative agreements, or exercise of outstanding warrants.  There is no assurance that additional funds or license or collaborative agreements will be available for the Company to finance its operations on acceptable terms, if at all. If the Company can not obtain such additional financing when required, management would likely have to cease operations and liquidate the Company's assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Any person considering an investment in the Company's securities is urged to consider both the risk that the Company will cease operations at or around the begining of June 2005 if an additional source of funds is not obtained. All of the statements set forth in this report are qualified by reference to those facts.

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

The following are items in our financial statements that require significant estimates and judgments:

Cash and cash equivalents.  The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents.

Inventory. The Company's  inventories are stated at the lower of cost or market. The cost of the inventory is based on the first-in first-out method. If the cost of the inventory exceeds the expected market value a provision is recorded for the difference between cost and market. At December 31, 2004, the Company's inventories solely consisted of OcuGene kits.

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

Additionally, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Revenue Recognition. The Company recognizes up-front fees over the expected term of the related research and development services using the straight-line method. When changes in the expected term of ongoing services are identified, the amortization period for the remaining fees is appropriately modified.

Revenue related to performance milestones is recognized when the milestone is achieved based on the terms set forth in the related agreements.

Revenue related to contract research services is recognized when the services are provided and collectibility is reasonable assured.

The Company directly reduced expenses for amounts reimbursed due to cost sharing agreements during the year ended December 31, 2002. The Company recognizes the received cost sharing payments when persuasive evidence of an arrangement exists, the services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. During the years ended 2004 and 2003, the Company recognized cost reimbursements as contract and other revenue in accordance with EITF 01-14, Income Statement Characterization of Reimbursement for “Out of Pocket” expenses Incurred.

The Company receives royalties from licensees based on third-party sales and the royalties are recorded as earned in accordance with contract terms, when third party results are reliably measured and collectibility is reasonably assured.

Revenue related to the sales of the Company's product, the OcuGene glaucoma genetic test, is recognized when all related services have been rendered and collectibility is reasonably assured. The revenue in connection with the asset purchase agreement with Bausch & Lomb will be recognized over the contract period.

Cost of goods. The Company recognizes the cost of inventory shipped and other costs related to our OcuGene glaucoma genetic test when they are incurred.

Research and Development (R&D) Expenses. R&D expenses include salaries, benefits, facility costs, services provided by outside consultants and contractors, administrative costs and materials for the Company's research and development activities. The Company also funds research at a variety of academic institutions based on agreements that are generally cancelable. The Company recognizes such costs as they are incurred.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses include salaries, benefits, facility costs, services provided by outside consultants and contractors, advertising and marketing, investor relations, financial reporting, materials and other expenses related to general corporate and sales and marketing activities.

Advertising. Advertising costs are expensed as incurred. Advertising expenses for the period ended December 31, 2004 and 2003 were not significant.

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

Pro forma information regarding net loss and loss per share is required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002, respectively: risk-free interest rates ranging from 0.89% to 4.44%; volatility factors for the expected market price of our common stock of 1.05, 1.06 and 1.07; and a weighted-average expected life for the options of 4 years.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 as amended by SFAS 148 to stock based employee compensation (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003	2002

Net loss applicable to common stockholders-as reported	$(5,514)	$(6,972)	$(10,997)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(372)	(473)	(184)
Net loss applicable to common stockholders-pro forma	$(5,886)	$(7,445)	$(11,181)

Loss applicable to common stockholders per share:
Basic and diluted-as reported	$(0.11)	$(0.27)	$(0.44)
Basic and diluted-pro forma	$(0.12)	$(0.29)	$(0.45)

For purposes of pro forma disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period.

The pro forma impact of options on the net loss for 2004, 2003 and 2002 is not necessarily representative of the effects on net income (loss) for future years, as future years will include the effects of additional stock grants.

Accounting for Stock Options and Warrants Exchanged for Services. The Company issues stock options and warrants to consultants of the Company in exchange for services. The Company has valued these options and warrants using the Black-Scholes option pricing model in accordance with the Emerging Issues Task Force (EITF) Consensus No. 96-18, “Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods, or Services,” at each reporting period and has recorded charges to operations over the vesting periods of the individual stock options or warrant. Such charges amounted to approximately $96,000, $242,000 and $200,000 in 2004, 2003 and 2002, respectively.

Income (Loss) per Share. Basic and diluted net income (loss) per share information for all periods is presented under the requirement of SFAS No. 128, “Earnings per Share.” Basic earnings per share has been computed using the weighted-average number of common shares outstanding during the period. Dilutive earnings per share is computed using the sum of the weighted-average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options, warrants and convertible securities. Potentially dilutive securities have been excluded from the computation of diluted net loss per share in 2004, 2003 and 2002 as their inclusion would be antidilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

(in thousands, except per share amounts)	2004	2003	2002

Numerator:
Net loss	$(5,514)	$(6,751)	$(10,949)
Non-cash preferred stock dividend	—	(221)	(48)
Net loss applicable to common stockholders	$(5,514)	$(6,972)	$(10,997)

Denominator:
Denominator for basic and diluted loss per share - weighted-average common shares outstanding	47,984	25,767	24,997

Basic and diluted net loss per share	$(0.11)	$(0.27)	$(0.44)

Due to the loss applicable to common stockholders, loss per share for 2004, 2003 and 2002 is based on the weighted average number of common shares only, as the effect of including equivalent shares from stock options would be anti-dilutive. If the Company had recorded net income, the calculation of earnings per share would have been impacted by the dilutive effect of the convertible notes payable in 2003, and the Series A-1 Preferred Shares in 2002, but would not have been effected by the minimal number of outstanding stock options and warrants priced below the market price of the common shares at December 31, 2003. At December 31, 2004, 2003 and 2002, 21,646,284, 5,223,651 and 4,192,568 options and warrants were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

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

Income Taxes The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or the Company's tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments and changes in the tax law or rates. A deferred tax valuation allowance is provided for deferred tax assets when it is determined that it is more likely than not that amounts will not be recovered.

Concentration of Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company's cash and cash equivalents are primarily deposited in demand accounts with one financial institution.

Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” (“SFAS 123R”) which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in consolidated statements of income. The statement requires companies to assess the most appropriate model to calculate the value of the options. There are a number of requirements under the new standard that would result in differing accounting treatment than currently required. These differences include, but are not limited to, accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. SFAS 123R must be adopted no later than July 1, 2005 and the Company will begin to apply it in the quarter beginning on that date. The Company believes that employee stock options represent an appropriate and essential component of our overall compensation program. The Company grants options to substantially all employees and believes that this broad-based program helps us to attract, motivate, and retain high quality employees, to the ultimate benefit of our stockholders. The adoption of SFAS 123R is expected to result in a material increase in expense during the second half of 2005 based on unvested options outstanding as of December 31, 2004 and current compensation plans. While the effect of adoption depends on the level of share-based payments granted in the future and unvested grants on the date the Company adopts SFAS 123R, the effect of this accounting standard on its prior operating results would approximate the effect of SFAS 123 as described in the disclosure of pro forma net loss and net loss per share.

In March 2004, the FASB issued Emerging Issues Task Force No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”), which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF 03-1 once final guidance is issued.

2.    Sale of Assets and Licenses

In December 2003, the Company entered into agreements with Bausch & Lomb Incorporated, or Bausch & Lomb, in which the Company sold the assets related to its ISV-403 product candidate, for the treatment of ocular bacterial infections, and licensed certain DuraSite patents for use in the ISV-403 product candidate. Bausch & Lomb made a payment to the Company of $1.5 million, surrendered 4,000 shares of Series A-1 Preferred Stock (See Note 7) and the related accumulated dividends, and will pay the Company royalties on future sales, if any. The Company had no carrying value related to the ISV-403 assets as all costs of development were expensed as incurred. Additionally, the Company agreed to provide certain contracted services to Bausch & Lomb for a period beginning in November 2003 through June 2004, for which the Company was paid an additional amount. The license and stock purchase agreements the Company entered into with Bausch & Lomb in August 2002 related to the ISV-403 product candidate were terminated.

In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, the Company recognized $5.8 million of gain on sale of assets, representing the cash received of $1.5 million and the value of the Series A-1 Preferred Stock surrendered of $4.3 million, on a straight-line basis over the period for which contract services were provided. Correspondingly, as of December 31, 2003 the Company recognized $1.2 million of gain from the sale of assets and recognized the remaining gain from the sale of assets of $4.6 million in 2004.

In December 2002, the Company entered into an eight year distribution agreement with Societa Industria Farmaceutica Italiana - S.p.A. of Italy (“SIFI”), in which InSite granted SIFI the exclusive right in Italy to perform, market and sell the OcuGene glaucoma genetic test and to manufacture and distribute the related patient sampling kits. SIFI will pay the Company a royalty on each OcuGene test performed by them or on their behalf, if any.

In November 2002, the Company extended its November 2001 agreement with Quest Diagnostics Incorporated to provide laboratory services in the U.S. for the Company’s OcuGene genetic test for the early prognosis and diagnosis of glaucoma. The Company will pay Quest a fee for each test performed and royalties on product sales.

In August 2002, the Company entered into a license agreement and preferred stock purchase agreement with Bausch & Lomb, in which InSite granted Bausch & Lomb a royalty-bearing license to the Company’s product candidate ISV-403 for the treatment of ocular bacterial infections. Bausch & Lomb obtained the right to market ISV-403 in all geographies except Japan, with such rights being shared in Asia (except Japan) and exclusive elsewhere. The Company was responsible for the clinical development of ISV-403 through New Drug Application, or NDA, approval from the U.S. Food and Drug Administration, or FDA, with Bausch & Lomb responsible for subsequent commercial manufacturing and marketing. Bausch & Lomb made an initial investment in preferred stock of $2.0 million in August 2002. Bausch & Lomb made a second investment in preferred stock of $2.0 million in February 2003 when the Company reached the first milestone contemplated in the agreement. Upon the sale of these assets to Bausch & Lomb in December 2003, the license agreement and preferred stock purchase agreement were terminated and no future milestone payments by Bausch & Lomb are required. (See Note 8.)

In January 2002, the Company entered into an exclusive worldwide license agreement with the University of Connecticut Health Center for the diagnostic, prognostic and therapeutic uses of a gene and its mutations for normal tension glaucoma. The Company paid a licensing fee and will make a milestone and royalty payments on future product sales, if any.

3.     Restricted Cash

In 2004 the Company received the proceeds from the sale of shares obtained from the demutualization of an insurance company, which had provided health benefits to the Company’s employees. These proceeds are restricted for the payment of health insurance benefits for the employees.

4.    Short-term Notes Payable to Related Parties

In August, September and November 2003, the Company issued a total of $188,000 in a series of short-term unsecured notes payable to members of the Board of Directors, senior management and other employees of the Company for cash. As of December 31, 2004, $91,000 remains outstanding. These notes bear interest at a rate of two percent (2%) and are due the earlier of March 31, 2007 or the successful completion of the AzaSite Phase 3 clinical trials.

In July and August 2003, the Company issued $500,000 in short-term Senior Secured Notes payable to an officer who is also a member of the Board of Directors and an affiliate of a member of senior management for cash. In November 2003, the Company increased one of the short-term Senior Secured Notes by $20,000 after receipt of cash. These notes bear interest at a rate of between five and one-half percent (5.5%) and twelve percent (12%), were due between September 30, 2003 and October 15, 2003 and are secured by a lien on substantially all of the assets of the Company, including the Company’s intellectual property, other than the equipment secured under the Senior Secured Notes issued in May 2003, described below, and certain other equipment secured by the lessor of such equipment. Prior to September 30, 2003 the due dates of these notes were extended to between November 15, 2003 and December 31, 2003. Subsequently, the due dates were further extended to January 15, 2004 and March 31, 2004. In January 2004, the Company repaid $120,000 of these Senior Secured Notes and the related accrued interest. The Company had $251,000 of these short-term secured notes payable to related parties outstanding at December 31, 2004 and the due date has been extended to the sooner of March 31, 2007 or the successful completion of the AzaSite Phase 3 clinical trials.

In May and June 2003, the Company issued a series of short-term notes payable totaling $288,500 to members of the Board of Directors, senior management and other stockholders for cash. $100,000 of these notes are Senior Secured Notes, bear a two percent (2%) annual interest rate, were due September 28, 2003 and are secured by a lien on certain pieces of laboratory and other equipment. Prior to September 28, 2003 the due date on these notes was extended to December 31, 2003. Subsequently, the due dates were further extended to January 15, 2004. In January 2004, these Senior Secured Notes and the related accrued interest were repaid by the Company. The remainder of these notes are unsecured, bear interest rates between two percent (2%) and twelve percent (12%) and were due August 15, 2003. On August 15, 2003, the due date on these notes was extended to November 15, 2003. Prior to November 15, 2003 the due date on these notes was extended to December 15, 2003. Subsequently, the due date on these notes was extended to March 31, 2004. These notes were repaid in 2004.

5.    Lease Commitments

The Company leases its facilities under non-cancelable operating lease agreements that expire in 2006. Rent expense was $719,000, $697,000, and $659,000 for 2004, 2003 and 2002, respectively. The 2002 rent expense reflects $13,000 received by the Company related to the January 1999 sublease of a portion of the Company’s facility. The sublease ended in February 2002.

Capital lease obligations represent the present value of future rental payments under capital lease agreements for laboratory equipment. The original cost and accumulated amortization on the equipment under capital leases are $0 and $0, respectively, at December 31, 2004, $39,900 and $39,900, respectively, at December 31, 2003 and $103,600 and $44,500, respectively, at December 31, 2002.

Future minimum payments under capital and operating leases are as follows:

Year ending December 31,	Operating Leases
2005	743,244
2006	769,248
Total minimum lease payments	$1,512,492

6.    Convertible Notes Payable

On September 22, 2003, the Company, Arrow Acquisition, Inc., a wholly-owned subsidiary of the Company, and Ophthalmic Solutions, Inc. (“Ophthalmic Solutions”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). The merger contemplated by the Merger Agreement (the “Merger”) was also completed on September 22, 2003. As a result of the Merger, Ophthalmic Solutions became a wholly-owned subsidiary of the Company and all outstanding shares of Ophthalmic Solutions’ capital stock held by its sole stockholder were converted into 100 shares of the Company’s common stock. Ophthalmic Solutions is a private, development stage company with a business plan to pursue opportunities for over-the-counter products in the area of ophthalmology and had immaterial assets and liabilities as of September 22, 2003, other than its obligations under and the proceeds from the debentures described below.

Immediately prior to the Merger, Ophthalmic Solutions entered into a Convertible Debenture Purchase Agreement (the “Purchase Agreement”) dated as of September 22, 2003, with HEM Mutual Assurance LLC, pursuant to which it sold and issued convertible debentures to HEM in an aggregate principal amount of up to $1,000,000 in a private placement pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended. Two debentures in the aggregate principal amount of $500,000 were issued for gross proceeds of $500,000 in cash (the “Initial Debentures”) and an additional debenture in the aggregate principal amount of $500,000 (the “Contingent Debenture” and collectively with the Initial Debentures, the “Debentures”) was issued in exchange for a promissory note from HEM in the principal amount of $500,000 (the “Note”). Each of the Debentures had a maturity date of September 21, 2008, subject to earlier conversion or redemption pursuant to its terms, and bears interest at the rate of 1% per year, payable in cash or shares of common stock at the option of the holder of the Debentures. As a result of the Merger, the Company has assumed the rights and obligations of Ophthalmic Solutions in the private placement, including the gross proceeds raised through the sale of the Debentures, the Note issued by HEM to Ophthalmic Solutions, and Ophthalmic Solutions’ obligations under the Debentures and the Purchase Agreement.

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

The Initial Debenture conversion prices of $0.30 and $0.01 per share, respectively were lower than the per share price of the Company’s common stock on the issuance date of September 22, 2003. The conversion prices of the Contingent Debenture and remaining Initial Debentures of $0.375 and $0.01 per share, respectively were lower than the per share price of the Company’s common stock on November 12, 2003 when the related Note from HEM was paid in full to the Company in cash. In accordance with the provisions of EITF 00-27, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments, the Company recorded a beneficial conversion feature of $547,000 related to the debentures. The Company accretes the $547,000 discount recorded from the beneficial conversion feature from the dates the debentures became convertible, September 22, 2003 and November 12, 2003, to the stated redemption date of September 21, 2008. The accretion has been reported as interest expense with a corresponding increase to convertible debentures. Further, as amounts are converted into common stock, prior to the redemption date, all of the remaining unamortized discount associated with those shares will be immediately recognized as interest expense. As of December 31, 2003 approximately $546,000 of the beneficial conversion feature had been expensed as interest. As of December 31, 2003, the $16,000 convertible debentures reported on the face of the balance sheet are net of related unamortized debt discount of $1,000. In connection with the convertible debt financing, the Company capitalized approximately $154,000 of debt issuance costs, which were included in prepaid expenses and other current assets and other assets. These costs were being amortized over the life of the convertible debentures. For the years ended December 31, 2004 and 2003, $1,000 and $153,000, resepectively, of the debt financing costs were amortized to expenses.

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

On May 3, 2004, the Company redeemed approximately $17,000 of convertible notes payable assumed by the Company as part of its acquisition of Ophthalmic Solutions, Inc., for approximately $25,000, which included a 40% redemption premium. After this redemption, all of the convertible notes payable have been paid in cash or converted into the Company’s common stock.

To satisfy its conversion obligations under the Debentures, the Company placed 5,000,000 shares of its common stock into escrow for potential issuance to HEM upon conversion of the Debentures. As of December 31, 2003, 1,236,348 shares of common stock were in escrow. Upon the repayment of the outstanding convertible notes payable in May 2004, the common stock remaining in escrow was returned to the Company.

7.    Income Taxes

Due to the company’s history of net operating losses, there is no provision for income taxes for the years ended December 31, 2004, 2003 and 2002.

Significant components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$33,441	$32,054
Tax credit carryforwards	6,066	5,970
Capitalized research and development	8,700	7,549
Deferred revenue	—	1,846
Depreciation	463	434
Other	98	58
Total deferred tax assets	48,768	47,911
Valuation allowance	(48,768)	(47,911)
Net deferred tax assets	$—	$—

The valuation allowance increased by $857,000, $2.1 million and $4.2 million during the years ended December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004, the Company has net operating loss carryforwards for federal income tax purposes of approximately $89.1 million, which expire in the years 2005 through 2024 and federal tax credits of approximately $3.3 million, which expire in the years 2005 through 2024. The Company also has net operating loss carryforwards for state income tax purposes of approximately $52.5 million which expire in the years 2005 through 2014, and state research and development tax credits of approximately and $2.6 million which carryforward indefinitely.

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

8.    Preferred Stock

Series A-1 Preferred Stock

In August 2002, the Company entered into a Preferred Stock Purchase Agreement with Bausch & Lomb contemporaneously with the execution of the Bausch & Lomb License Agreement for the ISV-403 product candidate. The Stock Purchase Agreement provided for Bausch & Lomb to purchase up to 15,000 shares of Series A-1 Preferred Stock for a purchase price equal to $1,000 per share for an aggregate investment of up to $15.0 million. The initial investment, which was made in August 2002, was for 2,000 shares of Series A-1 Preferred Stock, for a total investment equal to $2.0 million. In February 2003, the first milestone was reached and Bausch & Lomb invested an additional $2.0 million and received 2,000 more shares of Series A-1 Preferred Stock. In December 2003, the ISV-403 product candidate was sold to Bausch & Lomb and the Preferred Stock Purchase Agreement was terminated and the 4,000 outstanding shares, and the related accumulated dividends, were surrendered to the Company. The Series A-1 Preferred Stock did not contain voting rights, except as otherwise provided by the Delaware General Corporation law and each share of Series A-1 Preferred Stock was entitled to a 6% per annum cumulative dividend.

For the year ended December 31, 2003 and 2002, the Company reported non-cash preferred dividends of $221,000 and $48,000, respectively. The dividends are related to the 6% per annum premium earned on the outstanding Series A-1 Preferred Stock and are taken into consideration to determine the net loss per share applicable to common stockholders.

9.    Common Stockholders’ Equity (Deficit)

On June 28, 2004, the company converted a $50,000 short-term note payable issued June 30, 2003, and the related accumulated interest payable, by issuing 105,951 shares of Common Stock at a price of $0.50 per share.

On March 26, 2004, the Company received, net of issuance costs of $0.3 million, approximately $1.7 million from the initial closing of a private placement totaling $16.5 million. At the initial closing the Company issued 3,880,000 shares of Common Stock and warrants to purchase 1,940,000 shares of Common Stock at an exercise price of $0.75 per share. These warrants were valued using a Black-Scholes option pricing model, assuming no dividend yield, with the following assumptions: risk-free interest rate of 2.64%, volatility of 1.0679 and an expected life of 5 years, resulting in the recording of a stock issue cost of $1.5 million. In April 2004, 2,940 of the warrants were exercised.

On June 14, 2004, the Company received, net of issuance costs of $1.1 million, approximately $13.4 million from the final closing of the March 2004 private placement. At the final closing the Company issued 29,120,000 shares of Common Stock and warrants to purchase 14,560,000 shares of Common Stock at an exercise price of $0.75 per share. The Company also issued warrants to purchase 750,000 shares of Common Stock at an exercise price of $0.55 per share to the placement agent. These warrants were valued using a Black-Scholes option pricing model, assuming no dividend yield, with the following assumptions: risk-free interest rate of 3.92%, volatility of 1.0662 and an expected life of 5 years, resulting in the recording of a stock issue cost of $8.0 million for the warrants issued to the investors in the private placement and $427,000 for the warrants issued to the placement agent.

On December 16, 2003, the Company entered into a private placement in which it issued 142,857 shares of its common stock to an accredited investor and received $50,000 in net proceeds. On October 20, 2003, the Company entered into a private placement in which it issued  210,000 shares of its common stock to two accredited investors and received $84,000 in net proceeds. During 2003 the Company received $3,000 from the exercise of stock options.

In December 2003, the Company issued warrants to purchase 250,000 shares of common stock for $0.58 per share that expire in December 2006 to Xmark as part of the settlement of a law suit which were expensed during the year (See Note 11). The warrants issued to Xmark included an anti-dilution clause which was triggered by the March and June 2004 private placement and resulted in the issuance of 18,519 warrants to purchase a common stock and a modification of the 250,000 warrants to purchase common stock issued in 2003. The Company valued the additional warrants and the effect of warrant modificaion using the Black-Scholes option pricing model. The valuation resulted in a $31,000 charge to expense recorded in 2004.  In November 2003, the Company issued warrants to purchase 125,000 shares of common stock for $0.40 that expire in November 2008 to a financial advisor as part of the placement of convertible notes payable. In September 2003, the Company issued warrants to purchase 81,967 shares of common stock for $0.61 until September 2008 to a financial advisor as part of the initial placement of convertible notes payable. In August 2003, the company issued warrants to a financial advisor to purchase 50,000 shares of common stock for $0.50 per share that expire in August 2006. These warrants were valued using a Black-Scholes option pricing model, assuming no dividend yield, with the following assumptions: risk-free interest rate of 4.44%, volatility of 1.0616 and an expected life of 5, 3 and 3 years, respectively, resulting in the recording of an expense of $180,000 for the year ended December 31, 2003. As of December 31, 2003 and 2004, all of these warrants were outstanding.

In April 2002, the Company issued warrants to purchase 20,000 shares of common stock for $2.33 per share that expire in April 2006 to a financial advisor. In February 2002, the Company issued warrants to purchase 38,000 shares of Common Stock for $2.20 per share that expire in February 2005 to a financial advisor. These warrants were valued using a Black-Scholes option pricing model, assuming no dividend yield, with the following assumptions: risk-free interest rate of 4.76%, volatility of 1.1361 and an expected life of 4 and 3 years, respectively, resulting in the recording of an expense of $85,000 for the year ended December 31, 2002. As of December 31, 2003 and 2004, all of these warrants were outstanding.

Stock Option Plan

At December 31, 2004, a total of 4,550,873 shares of common stock were reserved under the 1994 Stock Plan for issuance upon the exercise of options or by direct sale to employees, including officers, directors and consultants. Options granted under the plan expire 10 years from the date of grant and become exercisable at such times and under such conditions as determined by the Company’s Board of Directors (generally ratably over four years, with the first 25% vesting after one year). Under the terms of the 1994 Stock Plan on automatic share increase feature pursuant to which the number of shares available for issuance is automatically increased on the first trading day in January each calendar year, beginning with calendar year 2002 and continuing over the term of the Plan by an amount equal to 0.2% of the total number of shares of common stock outstanding on the last trading day in December in the immediately proceeding calendar year. Activity under the 1994 Stock Plan is as follows:

	Shares
	Options Available for Grant	Options Outstanding	Option Price	Weighted Average Exercise Price of Shares Under Plan
Balances at December 31, 2001	875,953	2,286,754	$0.60 - 9.25	$2.35
Additional shares reserved	498,545
Granted	(395,250)	395,250	0.70 - 1.97	0.93
Exercised	—	(184,173)	0.73 - 1.80	0.96
Forfeited	20,616	(20,616)	0.60 - 4.81	1.44
Balances at December 31, 2002	999,864	2,477,215	0.60 - 9.25	2.26
Additional shares reserved	502,574
Granted	(925,500)	925,500	0.41 - 0.85	0.60
Exercised	—	(5,000)	0.70 - 0.70	0.70
Forfeited	346,384	(346,384)	0.41 - 9.25	1.48
Balances at December 31, 2003	923,322	3,051,331	0.41 - 6.38	1.85
Additional shares reserved	585,004
Granted	(968,000)	968,000	0.56 - 0.88	0.77
Exercised	—	(8,784)	0.63 - 0.93	0.70
Forfeited	174,809	(174,809)	0.63 - 6.23	1.86
Balances at December 31, 2004	715,135	3,835,738	$0.41 - 6.38	$1.58

The following table summarizes information concerning currently outstanding and exercisable options:
	Options Outstanding			Options Exercisable
		Weighted Average
Range of Exercise Prices	Number Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.41-$0.75	1,331,000	9.07	$0.64	603,749	$0.57
$0.82-$1.13	1,122,964	6.72	0.99	755,441	1.03
$1.20-$3.75	1,177,722	3.20	2.59	1,151,973	2.62
$3.88-$6.38	204,052	3.35	5.09	204,050	5.09
	3,835,738	6.28	$1.58	2,715,213	$1.91

The weighted average grant date fair value of options granted during 2004, 2003 and 2002 was $0.77, $0.56 and $0.86 per share, respectively.

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

The Company granted stock options to non-employees which resulted in compensation expense of $65,000, $62,000 and $116,000 in 2004, 2003 and 2002, respectively.

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

During the years ended December 31, 2004, 2003 and 2002, respectively, 10,739, 0, and 37,122 shares of common stock were issued pursuant to this plan. At December 31, 2004, 125,000 additional shares were reserved for issuance under this plan. The effects of this plan on the pro forma disclosures described in Note 1 are not material.

The weighted average grant date fair value of the Purchase Plan shares issued during 2004 was $0.55

10.   Notes Receivable from Stockholder

In May 2000, the Company issued loans to Dr. Chandrasekaran, the Company’s President, Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Chairman of the Board, related to his exercise of 126,667 options to acquire common stock. In May 2001, the terms on the loans were extended from 4 years to 5 years. In 2004 and 2003, Dr. Chandrasekaran made principal and interest payments of $20,800 and $38,500, respectively. The loans are full recourse and bear interest at 7% per annum. Interest payments are due semi-annually and principal payments are due annually. While the 126,667 shares of common stock issued secure the loans, the Company is not limited to these shares to satisfy the loan.

11.   Legal Proceedings

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

On or about October 8, 2003, a former consultant filed a complaint in the Superior Court of California, County of San Francisco, against the Company, our chief executive officer, Kumar Chandrasekaran, the Regents of the University of California or “Regents,” and two individuals associated with Regents. The former consultant alleged that the Company breached an obligation to continue supporting his research; he has also made a variety of other related claims and allegations against the Company and the other defendants. In December 2004, the parties reached a settlement resulting in a total payment owed to the consultant of $250,000, of which $100,000 was reimbursed by the Company’s insurance carrier, and issuance of 30,000 stock options valued at $23,253. At December 31, 2004 the Company had paid $75,000 of the settlement payment owed and accrued the remainder.

On July 8, 2004, Bristol Investment Group, or Bristol, filed with the American Arbitration Association (“AAA”) a demand for arbitration against the Company seeking payment of $218,684 and warrants to purchase 461,400 shares of the Company’s common stock based on a letter agreement dated January 28, 2003 pursuant to which Bristol was engaged as a non-exclusive placement agent of investment capital for the Company.  In subsequent filings with the AAA Bristol claimed it is entitled to recover $249,925 plus interest and attorneys’ fees, plus warrants to purchase 922,800 shares of the Company’s common stock. The Company disputes Bristol’s claim and has vigorously defended against the claim. An evidentiary hearing has been held in the arbitration but no ruling has yet been issued by the arbitrator.

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

12.   Related Party

Included in accounts payable on the balance sheet at December 31, 2004 and 2003 is $8,000 and $116,000, respectively, due to related parties for expenses incurred on behalf of the Company. See Note 4 for discussion of related party notes payable transactions.

13.   Subsequent Event

In January 2005, the Company received $50,000 from the exercise of 125,000 placement agent warrants and $8,819 from the exercise of 11,758 warrants issued in the 2004 private placement.

14.   Quarterly Results (Unaudited)

The following table is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	(in thousands, except per share amounts)
	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Revenues	$374	$118	$49	$1	$542
Cost of goods	5	3	3	3	14
Loss from operations	(1,093)	(2,579)	(3,340)	(3,074)	(10,086)
Net income (loss) applicable to common stockholders	2,361	(1,460)	(3,340)	(3,075)	(5,514)
Basic and diluted net loss per share applicable to common stockholders	$0.08	$(0.04)	$(0.05)	$(0.05)	$(0.11)
Shares used to calculate basic net income (loss) per share applicable to common stockholders	30,548	40,450	62,371	62,374	47,984
Shares used to calculate diluted net income (loss) per share applicable to common stockholders	30,987	40,450	62,371	62,374	47,984

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Revenues	$4	$1	$4	$125	$134
Cost of goods	8	4	5	3	20
Loss from operations	(2,276)	(1,826)	(1,393)	(1,848)	(7,343)
Net loss applicable to common stockholders	(2,314)	(1,886)	(1,462)	(1,310)	(6,972)
Basic and diluted net loss per share Applicable to common stockholders	$(0.09)	$(0.08)	$(0.06)	$(0.05)	$(0.27)
Shares used to calculate basic and diluted net loss per share applicable to common stockholders	25,133	25,137	25,137	27,661	25,767

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Company

The information required by this item with respect to the identification of directors is hereby incorporated by reference from the information under the caption “Election of Directors” in the Company's Proxy Statement for its Annual Meeting of Stockholders which is expected to be held on June 1, 2005 (the “Proxy Statement”).

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

Item 14.  Principal Accounting Fees and Services

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

(3)    Exhibits

See Exhibit Index on page 63 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSITE VISION INCORPORATED

Date: March 31, 2005	By:	/s/ S. Kumar Chandrasekaran

S. Kumar Chandrasekaran, Ph.D. Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ S. Kumar Chandrasekaran
S. Kumar Chandrasekaran, Ph.D.	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer	March 31, 2005

/s/ Mitchell H. Friedlaender
Mitchell H. Friedlaender, M. D.	Director	March 31, 2005

/s/ John L. Mattana
John L. Mattana	Director	March 31, 2005

/s/ Jon S. Saxe
Jon S. Saxe	Director	March 31, 2005

/s/ Anders P. Wiklund
Anders P. Wiklund	Director	March 31, 2005

EXHIBIT INDEX

Number	Exhibit Table
2.1
Agreement and Plan of Merger, dated as of September 22, 2003, by and among InSite Vision Incorporated, a Delaware corporation, Arrow Acquisition, Inc., a Delaware corporation, and Ophthalmic Solutions, Inc., a Delaware corporation.

3.1[1]	Restated Certificate of Incorporation.
3.2[9]	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 11, 1997.
3.3[9]	Certificate of Correction of the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 26, 1997.
3.4[15]	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock as filed with the Delaware Secretary of State on July 3, 2002.
3.5[6]	Amended and Restated Bylaws.
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2[17]	Convertible Debenture Purchase Agreement, dated as of September 22, 2003, by and between Ophthalmic Solutions, Inc. and HEM Mutual Assurance LLC.
4.3[17]	$492,750 1% Convertible Debenture Due September 21, 2008, originally issued by Ophthalmic Solutions, Inc., a Delaware corporation to HEM Mutual Assurance LLC on September 22, 3003.
4.4[17]	$7,250 1% Convertible Debenture Due September 21, 2008, originally issued by Ophthalmic Solutions, Inc., a Delaware corporation to HEM Mutual Assurance LLC on September 22, 3003.
4.5[17]	$500,000 1% Convertible Debenture Due September 21, 2008, originally issued by Ophthalmic Solutions, Inc., a Delaware corporation to HEM Mutual Assurance LLC on September 22, 3003.
10.1[10]	InSite Vision Incorporated 1994 Employee Stock Purchase Plan (As amended and restated through April 17, 2000).
10.28HH	InSite Vision Incorporated 1994 Stock Option Plan (Amended and Restated as of June 8, 1998).
10.31HH	Form of InSite Vision Incorporated Notice of Grant of Stock Option and Stock Option Agreement, with Addenda.
10.48HH	Form of InSite Vision Incorporated Notice of Automatic Option Grant and Non-Employee Director Option Agreement.
10.5[1]	InSite Vision Incorporated 1994 Employee Stock Purchase Plan.
10.6[1]	Form of InSite Vision Incorporated Stock Purchase Agreement.
10.7[1]	Form of InSite Vision Incorporated Employee Stock Purchase Plan Enrollment/Change Form.
10.8[2]	Form of Indemnity Agreement Between the Registrant and its directors and officers.
10.9[2]	Form of Employee's Proprietary Information and Inventions Agreement.
10.103H	License Agreement dated as of October 9, 1991 by and between the Company and CIBA Vision Corporation, as amended October 9, 1991.
10.113H	Letter Agreement dated February 27, 1992 by and among the Company, Columbia Laboratories, Inc. and Joseph R. Robinson, as amended October 23, 1992.
10.12[7]	Facilities Lease, dated September 1, 1996, between the Registrant and Alameda Real Estate Investments.
10.13[4]	Common Stock Purchase Agreement dated January 19, 1996 between the Registrant and the Investors listed on Schedule 1 thereto.
10.145H	ISV-205 License Agreement dated May 28, 1996 by and between the Company and CIBA Vision Ophthalmics.
10.155H	ToPreSite License Agreement dated May 28, 1996 by and between the Company and CIBA Vision Ophthalmics.

10.165H	Timolol Development Agreement dated July 18, 1996 by and between the Company and Bausch & Lomb Pharmaceuticals, Inc.
10.175H	Stock Purchase Agreement dated July 18, 1996 by and between the Company and Bausch & Lomb Pharmaceuticals, Inc.
10.189H	License Agreement, dated July 1, 1997, by and between the University of Connecticut Health Center and the Company.
10.199H	License Agreement, dated August 19, 1997, by and between the University of Rochester and the Company.
10.20[11]	Form of Stock and Warrant Purchase Agreement, dated May 1, 2000 by and among the Company and the purchasers thereto.
10.21[12]	Placement Agent Agreement with Ladenburg Thalmann & Co., Inc. dated January 9, 2001.
10.22[13]	Amendment No. 1 to Marina Village Office Tech Lease, dated July 20, 2001 and effective January 1, 2002.
10.2314H	License Agreement, dated December 21, 2001 by and between the Company and The University of Connecticut Health Center.
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

10.27[16]	Form of Waiver and Amendment to Promissory Notes to Promissory Notes by and between the Company and the holders of the promissory Notes included as Exhibit 10.26 hereto.
10.28[16]	Form of Senior Secured Note in the principal amount of $400,000, dated July 15, 2003, issued by the Company to S. Kumar Chandrasekaran, Ph.D.
10.29[16]	Form of Senior Secured Note in the principal amount of $50,000, dated July 30, 2003, issued by the Company to MHU Ventures, Inc.
10.30[16]	Form of Security Agreement, dated as of July 15, 2003, between the Company and the holders listed on the signature pages thereto.
10.31[16]	Form of Amendment to July 15, 2003 Security Agreement, dated as of July 30, 2003, by and among the Company and the parties listed on the signature page thereto.
10.3219H	ISV-403 Asset Purchase Agreement, dated December 19, 2003, between the Company and Bausch & Lomb, Inc.
10.32[20]	Form of Subscription Agreement, dated as of March 26, 2004, by and between the Company and the Subscribers named on the signature pages thereto.
10.34[20]	Form of Class A Warrants.
10.35[20]	Form of Class B Warrants.
10.36[20]	Form of Placement Warrant.
10.37[20]	Placement Agent Agreement, dated as of February 12, 2004, by and between the Company and Paramount Capital, Inc.
16.1[18]	Letter of Ernst & Young, LLP regarding change in certifying account, dated October 28, 2003.
23.1	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm.
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Incorporated by reference to an exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

[2]	Incorporated by reference to an exhibit in the Company's Registration Statement on Form S-1 (Registration No. 33-68024) as filed with the Securities and Exchange Commission on August 27, 1993.

[3]
Incorporated by reference to an exhibit in Amendment No. 1 the Company's Registration Statement on Form S-1 (Registration No. 33-68024) as filed with the Securities and Exchange Commission on September 16, 1993.

[4]	Incorporated by reference to an exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

[5]	Incorporated by reference to an exhibit in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

[6]	Incorporated by reference to an exhibit in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

[7]	Incorporated by reference to an exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

[8]	Incorporated by reference to exhibits in the Company's Registration Statement on Form S-8 (Registration No. 333-60057) as filed with the Securities and Exchange Commission on July 28, 1998.

[9]	Incorporated by reference to exhibits in the Company's Registration Statement on Form S-3 (Registration No. 333-36673) as filed with the Securities and Exchange Commission on September 29, 1997.

[10]	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-8 (Registration No. 333-43504) as filed with the Securities and Exchange Commission on August 11, 2000.

[11]	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 333-38266) as filed with the Securities and Exchange Commission on June 1, 2000.

[12]	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 333-54912) as filed with the Securities and Exchange Commission on February 2, 2001.

[13]	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

[14]	Incorporated by reference to an exhibit to the Company’s Annual Report of Form 10-K for the year ended December 31, 2001.

[15]	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

[16]	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2003.

[17]	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2003.

[18]	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2003.

[19]	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2004.

[20]	Incorporated by reference to an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2004.

H	Confidential treatment has been granted with respect to certain portions of this agreement.

HH	Management contract or compensatory plan.