Form 10-Q
period 2005-03-31
INSITE VISION INC
filed 2005-05-16
CIK 802724

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Registrant’s common stock, $0.01 par value, outstanding as of April 30, 2005: 62,518,566.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2005

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at
	March 31, 2005 and December 31, 2004	1

	Condensed Consolidated Statements of Operations
	For the three months ended March 31, 2005 and 2004	2

	Condensed Consolidated Statements of Cash Flows
	For the three months ended March 31, 2005 and 2004	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

Signatures		25

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

InSite Vision Incorporated

Condensed Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2005	2004

Assets
Current assets:
Cash and cash equivalents	$2,487	$5,351
Restricted cash	111	170
Inventories, net	17	18
Prepaid expenses and other current assets	103	71
Total current assets	2,718	5,610

Property and equipment, at cost:
Laboratory and other equipment	202	288
Leasehold improvements	73	73
	275	361
Accumulated depreciation	203	275
	72	86
Total assets	$2,790	$5,696

Liabilities and stockholders' equity (deficit)
Current liabilities:
Short-term notes payable to related parties, unsecured	$91	$91
Short-term notes payable to related parties, secured	254	251
Accounts payable	944	574
Accrued liabilities	1,595	787
Accrued compensation and related expense	290	317
Deferred rent	69	75
Total current liabilities	3,243	2,095
Total liabilities	3,243	2,095
Commitments

Stockholders’ equity (deficit)

Common stock, $0.01 par value, 120,000,000 shares authorized;
62,518,566 issued and outstanding at March 31, 2005;
62,381,808 issued and outstanding at December 31, 2004	625	624
Additional paid-in capital	123,783	124,400
Notes receivable from stockholder	(187)	(187)
Accumulated deficit	(124,674)	(121,236)
Stockholders’ equity (deficit)	(453)	3,601
Total liabilities and stockholders' equity (deficit)	$2,790	$5,696

See accompanying notes to condensed consolidated financial statement.

InSite Vision Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2005	2004

Revenues	$1	$374

Cost of revenues	5	5
Gross profit (loss)	(4)	369

Operating expenses:
Research and development	2,428	906
Selling, general and administrative	1,003	556
Total	3,431	1,462

Loss from operations	(3,435)	(1,093)

Gain on sale of assets	-	3,462
Interest (expense) and other income, net	(3)	(8)

Net income (loss) applicable to common stockholders	$(3,438)	$2,361

Net income (loss) per share applicable to common stockholders:
Basic	$(0.06)	$0.08
Diluted	$(0.06)	$0.08

Shares used to calculate net loss per share applicable to common stockholders:
Basic	62,493	30,548
Diluted	62,493	30,987

No cash dividends were declared or paid during the periods.

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(in thousands)	2005	2004

Operating activities
Net income (loss)	$(3,438)	$2,361
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	21	59
Stock based compensation	5	13
Gain on sale of assets	-	(3,462)
Changes in:
Inventories, prepaid expenses and other current assets	(31)	(135)
Accounts payable, accrued liabilities, accrued compensation and related expense, and deferred rent	468	194
Net cash used in operating activities	(2,975)	(970)

Investing activities
Reduction in restricted cash	59	-
Purchases of property and equipment	(7)	-
Net cash used in investing activities	52	-

Financing activities
Issuance of common stock, net	59	1,684
Payment of notes payable	-	(254)
Payment on capital lease obligations	-	(4)
Net cash provided by financing activities	59	1,426
Net increase (decrease) in cash and cash equivalents	(2,864)	456
Cash and cash equivalents, beginning of period	5,351	1,045

Cash and cash equivalents, end of period	$2,487	$1,501

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Notes to Condensed Consolidated Financial Statements
March 31, 2005
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for any future period.

The Company operates in one segment, using one measure of profitability to manage its business.  Revenues are primarily from one customer located in the United States and all of the Company's long-lived assets are located in the United States.

These condensed consolidated financial statements and notes should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Critical Accounting Policies and Use of Estimates

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

Pro forma information regarding net income (loss) and net income (loss) per share is required by Statement of Financial Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, and has been determined as if we had accounted for our employee and director stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarter ended March 31, 2005 and 2004, respectively: risk-free interest rates ranging from 0.91% to 4.64%; volatility factors for the expected market price of our common stock of 1.05 and 1.07; and a weighted-average expected life for the options of 4 years.

The following table illustrates the effect on net income (loss) and net income (loss) per share as if we had applied the fair value recognition provisions of SFAS 123 to stock based employee and director compensation (in thousands, except per share amounts):

	Quarter Ended March 31:
	2005	2004

Net income (loss) applicable to common stockholders-as reported	$(3,438)	$2,361
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(80)	(52)

Net income (loss) applicable to common stockholders-pro forma	$(3,518)	$2,309

Net income (loss) applicable to common stockholders per share:
Basic - as reported	$(0.06)	$0.08
Basic - pro forma	$(0.06)	$0.08
Diluted - as reported	$(0.06)	$0.08
Diluted - pro forma	$(0.06)	$0.07

The weighted average grant date fair value of options granted during the quarter ended March 31, 2005 and 2004 were $0.81 and $0.88 respectively.

For purposes of pro forma disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period.

The pro forma impact of options on the net income (loss) for the quarter ended March 31, 2005 and 2004 is not representative of the effects on net income (loss) for future quarters, as future quarters will include the effects of additional stock grants.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended March 31,
(in thousands, except per share amounts)	2005	2004

Numerator:
Net income (loss) applicable to common stockholders	$(3,438)	$2,361

Denominator:
Weighted-average shares outstanding for basic income (loss) per share	62,493	30,548
Effect of dilutive securities:
Stock options, warrants and convertible notes payable	-	439
Weighted-average shares outstanding for diluted income (loss) per share	62,493	30,987

Basic net income (loss) per share	$(0.06)	$0.08
Diluted net income (loss) per share	$(0.06)	$0.08

Due to the net loss applicable to common stockholders, loss per share for the quarter ended March 31, 2005 is based on the weighted average number of common shares only, as the effect of including equivalent shares from stock options would be anti-dilutive. If the Company had recorded net income, the calculation of earnings per share would have been impacted by the dilutive effect of the outstanding stock options priced below the market price of the common shares at March 31, 2005 but would not have been effected by the outstanding stock options and warrants priced above the market price of the common shares at March 31, 2005. The following securities have not been included in the calculation of diluted net income (loss) per share as their inclusion would have been anti-dilutive:

	March 31,
	2005	2004
Stock options	3,834,249	2,587,154
Warrants	17,655,788	1,565,353
	21,490,037	4,152,507

Note 2 -  Common Stock

In January 2005, the Company received approximately $9,000 from the exercise of warrants to purchase 11,758 shares of Common Stock issued as part of the March 2004 private placement. Additionally, in January 2005 the Company also received approximately $50,000 from the exercise of warrants to purchase 125,000 shares of Common Stock issued in November 2003.

Note 3 -  Legal, Subsequent Event

On July 8, 2004, Bristol Investment Group, or Bristol, filed with the American Arbitration Association (“AAA”) a demand for arbitration against us seeking cash compensation and warrants based on a letter agreement dated January 28, 2003 pursuant to which Bristol was engaged as a non-exclusive placement agent of investment capital for us.  On May 9, 2005 the arbitrator issued an award in favor of Bristol, ruling that Bristol is entitled to recover $249,925, plus attorneys’ fees, plus the cash value of warrants to purchase 922,800 shares of our common stock.  As of March 31, 2005, we have recorded an accrued liability with respect to this arbitration award, of which the estimated attorney's fees have been reflected in selling, general and administrative expenses and the remainder of which was recorded as a stock issuance cost. The arbitrator requested further submissions from the parties in order to determine the cash value of the warrants and the amount of attorney’s fees to be awarded.

Note 4 -  Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and re-handling costs must be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006, beginning on January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material financial statement impact.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123R were originally effective for all reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” above for the pro forma net loss and net loss per share amounts, for the quarters ended March 31, 2004 and 2005, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on the Company’s consolidated statements of operations and net loss per share.

In April 2005, the Securities and Exchange Commission approved a new rule that delays the effective date of SFAS 123R to the first annual reporting period beginning after June 15, 2005. The Company will implement SFAS 123R so that it is effective for the first quarter of the fiscal year ending December 31, 2006.

Note 5 -  Subsequent event

On May 3, 2005, the Company signed subscription agreements for the sale of 16,363,626 shares of Common Stock at $0.55 per share and warrants to purchase 4,909,077 shares of Common Stock in a private placement. The warrants have a term of 5 years and have an exercise price of $0.6325 per share. The proceeds, net of placement fees, are anticipated to be approximately $8.4 million. The closing is contingent on approval from the American Stock Exchange, among other standard conditions. The Company also issued warrants to purchase 818,181 shares of Common Stock at an exercise price of $0.6325 per share to the placement agent.

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

The following discussion should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

In 2003, we faced significant challenges related to our lack of financial resources. To continue our operations we took a number of actions to reduce our cash usage including:

•	laying-off approximately 42% of our personnel;
•	senior management voluntarily reduced their salaries;
•	we placed several development programs on hold, including those related to our ISV-900 technology, our ISV-014 retinal delivery device, and treatments for retinal diseases;
•	we slowed the clinical activities related to AzaSite’ (ISV-401); and
•	we instituted other cash saving actions including extending the payment of our liabilities.

Although we continue to carefully monitor our expenses, with the receipt of funds from a March 2004 private placement, we were able in June 2004 to restore management salaries to the same level as they were prior to the voluntary salary reductions and fully resume our clinical activities related to AzaSite.

On May 3, 2005, the Company signed subscription agreements for the sale of 16,363,626 shares of Common Stock at $0.55 per share and warrants to purchase 4,909,077 shares of Common Stock in a private placement. The warrants have a term of 5 years and have an exercise price of $0.6325 per share. The proceeds, net of placement fees, are anticipated to be approximately $8.4 million. The closing is contingent on approval from the American Stock Exchange, among other standard conditions. The Company also issued warrants to purchase 818,181 shares of Common Stock at an exercise price of $0.6325 per share to the placement agent.

We only expect our current cash to enable us to continue our operations as currently planned until approximately the beginning of June 2005. Assuming the consummation of the private placement pursuant to the subscription agreements we signed on May 3, 2005, we expect the proceeds from that transaction along with our current funds to enable us to continue our operations as currently planned until approximately the end of October 2005.

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

In July 2004, we initiated two pivotal Phase 3 clinical trials for AzaSite. One of the Phase 3 clinical trials is a multi-center study in which patients in one arm will be dosed with a 1% AzaSite formulation and the patients in the second arm will be dosed with a placebo. This study is designed to include approximately 550 patients, of which 224 must be confirmed positive for acute bacterial conjunctivitis in at least one eye. The other Phase 3 clinical trial is a multi-center study in which patients in one arm will be dosed with a 1% AzaSite formulation and the patients in the second arm will be dosed with a 0.3% formulation of the antibiotic tobramycin. This study is designed to include approximately 775 patients, of which 310 must be confirmed positive for acute bacterial conjunctivitis in at least one eye. The Phase 3 trials are being conducted in the United States and we anticipate including both children and adults to permit aggressive enrollment of the subjects necessary to complete the studies. Additionally, we anticipate expanding the trials into Latin America in the second quarter of 2005 to further facilitate subject enrollment. The primary endpoints of both trials will be microbial eradication and clinical cure. In October 2004, we announced that over 100 of the centers at which the clinical trials are being conducted have been activated and are enrolling patients in the two clinical trials.

In 2003, we secured a new source for the active ingredient used in AzaSite and have a contract-manufacturing site for production of clinical trial supplies and registration batches. The supplies are being manufactured under the supervision of our personnel. We manufactured the registration batches needed to support the filing of the New Drug Application, or NDA, for AzaSite with the United States Food and Drug Administration, or FDA, at this contract facility in the fourth quarter of 2004. We anticipate that our contract manufacturing facility will be ready for inspection by the FDA at the time of our NDA submission.

ISV-403. In February 2003, we filed an Investigational New Drug Application, or IND with the FDA for our ophthalmic antibiotic product candidate ISV-403, which was the first milestone under the August 2002 license agreement with Bausch & Lomb and resulted in the receipt of $2.0 million from the sale of Series A-1 Preferred Stock. In April 2003, we began a Phase 1 clinical trial of ISV-403 and in June 2003 the dosing for the study was completed. In December 2003, we sold the ISV-403 product candidate to Bausch & Lomb, which resulted in the receipt of $1.5 million in cash, the return of the $4.0 million of Series A-1 Preferred Stock, and the related dividends, to us for cancellation, and provides for royalties on future product sales, if any. During the first nine months of 2004, we provided contract research services to Bausch & Lomb. These activities have been completed and due to the sale, Bausch & Lomb is now responsible for the further clinical development of the product and we are focusing our development efforts on our AzaSite product candidate.

OcuGene. Our OcuGene glaucoma genetic test is focused on discovering genes that are associated with glaucoma, and the mutations on these genes that cause and regulate the severity of the disease and has been pursued in collaboration with academic researchers. In June 2003, a peer-reviewed study was published in Clinical Genetics titled "Association of the Myocilin mt.1 Promoter Variant with the Worsening of Glaucomatous Disease Over Time," (2003: 64: 18-27). "The results of this study indicate substantial evidence that the TIGR/MYOC mt.1(+) variant provides a strong marker for accelerated worsening of both optic disc and visual field measures of glaucoma progression above and beyond other baseline risk factors," stated one of the authors of the study, Jon Polansky, M.D., University of California, San Francisco, who also served on our Scientific Advisory Board.

In 2003, the information from this article and previous publications was used to target specific thought leaders and ophthalmic centers in an effort to support the focused introduction of the OcuGene glaucoma genetic test. In June 2003, expanded marketing efforts were curtailed as we limited our cash use and we have not resumed the marketing efforts as we focus on our AzaSite clinical trials. We have continued our interactions with key European glaucoma specialists on additional studies on the relationship of mt. 1(+) variant and ocular hypertensives and their conversion to glaucoma and other related topics.

Since our inception through the end of 2001, we had not received any revenues from the sale of our products, although we have received a small amount of royalties from the sale of our AquaSite product, an over-the-counter dry eye treatment, by CIBA Vision and Global Damon. In the fourth quarter of 2001, we commercially launched our OcuGene glaucoma genetic test and early in 2002 we began to receive a small amount of revenues from the sale of this test. With the exception of 1999 and the six month period ended June 30, 2004, we have been unprofitable since our inception due to continuing research and development efforts, including preclinical studies, clinical trials and manufacturing of our product candidates. We have financed our research and development activities and operations primarily through private and public placements of our equity securities, issuance of convertible debentures and, to a lesser extent, from collaborative agreements and bridge loans.

Results of Operations

Revenues.

We had total revenues in the first quarters of 2005 and 2004 of $1,000 and $374,000, respectively. In the first three months of 2005, sales of OcuGene represented 100% of the revenues. In the first three months of 2004, 99% of the net revenues were from contract research activities. The decrease in revenue is due to the completion of contract research activities conducted for Bausch & Lomb in 2004 under the ISV-403 Asset Purchase Agreement. We recognize revenue when all services have been performed and collectibility is reasonably assured. Accordingly, revenue for the sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product.

Cost of goods.

Cost of goods was $5,000 for each of the first quarters of 2005 and 2004, respectively, reflecting in each case the cost of OcuGene tests performed as well as the cost of sample collection kits distributed for use.

Research and development.

Research and development expenses increased to $2.4 million during the first quarter of 2005 from $0.9 million during the first quarter of 2004. 90% of this increase is due to the initiation of the AzaSite Phase 3 clinical trials. The remainder of the increase reflects salary increases to our research staff to return such salaries to the same level they were prior to the voluntary salary reductions instituted in 2003 and costs related to increased research activities in support of the AzaSite program.

Selling, general and administrative.

Selling, general and administrative expenses increased to $1.0 million in the first quarter of 2005 from $556,000 in the first quarter of 2004. The increase mainly reflects salary adjustments to return staff member salaries to the same level they were prior to the voluntary salary reductions in 2003. Additionally, the increase reflects legal fees incurred in the defense of the Bristol arbitration including an estimate of the legal fees to be paid to Bristol as part of the arbitration award.
Our expenses for the year ended December 31, 2005 will be dependent upon the progress of the AzaSite Phase 3 clinical trials and we currently anticipate that our research and development expenses will increase significantly from levels incurred in the year ended December 31, 2004 as we proceed with our AzaSite program. We anticipate that we will continue the suspension of activity on our other product candidates absent additional funding as we focus on our AzaSite clinical program. We may also make selective additions to our headcount. Also, we anticipate that our selling, general and administrative costs will increase from the 2004 levels. We anticipate that the expense reductions related to the scale-back of marketing activities related to OcuGene will continue in 2005.

Interest, other income and expenses.

Net interest, other income and expense was an expense of $3,000 in the first quarter of 2005 compared to an expense of $8,000 in 2004. The decrease reflects the lower level of notes payable in the first quarter of 2005 compared to the first quarter of 2004 and the related decrease in interest expense.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of debt and equity securities, equipment and leasehold improvement financing, other debt financing and payments under corporate collaborations. At March 31, 2005, our cash and cash equivalents balance was $2.5 million. It is our policy to invest our cash and cash equivalents in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt.

In May 2005, we signed subscription agreements for a private placement for approximately $8.4 million, net of estimated placement fees. The closing is contingent on approval from the American Stock Exchange, among other standard closing conditions.

Our auditors have included an explanatory paragraph in their audit report relating to our financial statements for our fiscal year ended December 31, 2004 referring to our recurring operating losses and substantial doubt about our ability to continue as a going concern. We only expect our current cash to enable us to continue our operations as currently planned until approximately the beginning of June 2005. Assuming the consummation of the private placement pursuant to the subscription agreements we signed on May 3, 2005, we expect the proceeds from that transaction along with our current funds to enable us to continue our operations as currently planned until approximately the end of October 2005. We will require and are seeking additional funding through collaborative or other partnering arrangements, public or private equity or debt financings, asset sales and from other sources. However, there can be no assurance that we will obtain interim or longer-term financing or that such funding, if obtained, will be sufficient to continue our operations as currently conducted or in a manner necessary for the long-term success of our company. If we raise funds through the issuance of equity securities, our stockholders may suffer substantial dilution. If we raise funds through debt securities, such debt will likely be secured by a security interest or pledge of all or substantially all of our assets, may require us to make principal and interest payments in cash, securities or a combination thereof, would likely include the issuance of warrants and may subject us to restrictive covenants. Dr. Chandrasekaran, our chief executive officer, chief financial officer and a member of our board of directors, has a senior secured note payable from us. This security interest enables Dr. Chandrasekaran to control the disposition of these assets in the event of our liquidation.

Net cash used in operating activities was $3.0 million and $1.0 million for the three months ended March 31, 2005 and 2004, respectively. The increase in net cash used in operating activities reflected the conduct of the AzaSite Phase 3 clinical trials, which commenced in July 2004. Operating activities in the first three months of 2004 related primarily to research and development expenditures for our AzaSite antibiotic program and under the research contract with Bausch & Lomb on ISV-403.

Net cash provided by investing activities included the reduction in restricted cash of $59,000 less $7,000 used in the first quarter 2005 for the acquisition of laboratory and other equipment.

Net cash provided by financing activities was $59,000 in the first quarter of 2005 compared to $1.4 million in the first quarter of 2004. In the first quarter of 2005, we received $59,000 from the exercise of warrants issued in 2003 and 2004. In the first quarter of 2004, we received net proceeds of $1.7 million from the issuance of 3.9 million shares of common stock in the initial closing of the March 2004 private placement. We received $4,000 in the first quarter of 2004 from the issuance of our common stock from the exercise of stock options by employees. In the first quarter of 2004, we also made $254,000 of payments on our short-term borrowings and $4,000 of payments on capital leases for certain laboratory equipment in the first quarter of 2004.

Assuming we are able to obtain additional financing when required to continue our operations, our future capital expenditures and requirements will depend on numerous factors, including the progress and results of our clinical testing, research and development programs and preclinical testing, the time and costs involved in obtaining regulatory approvals, our ability to successfully commercialize AzaSite and OcuGene and any other products that we may launch in the future, our ability to establish collaborative arrangements, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in our existing collaborative and licensing relationships, acquisition of new businesses, products and technologies, the completion of commercialization activities and arrangements, and the purchase of additional property and equipment.

RISK FACTORS

Our current cash will only fund our business until approximately the beginning of June 2005. We expect the proceeds from the May 2005 private placement, if completed, will only fund our business until approximately the end of October 2005; we will need to seek additional funding or partnering arrangements that could be further dilutive to our stockholders and could negatively affect us and our stock price

Our independent auditors included an explanatory paragraph in their audit report related to our consolidated financial statements for the fiscal year ended December 31, 2004 referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern.

We only expect our current cash to enable us to continue our operations as currently planned until approximately the beginning of June 2005. Assuming the consummation of the private placement pursuant to the subscription agreements we signed on May 3, 2005, we expect the proceeds from that transaction along with our current funds to enable us to continue our operations as currently planned until approximately the end of October 2005. At that point, or earlier if circumstances change from our current expectations, we will require additional funding. We cannot assure you that additional funding will be available on a timely basis, or on reasonable terms, or at all. The terms of any securities issued to future investors may be superior to the rights of our then current stockholders and could result in substantial dilution and could adversely affect the market price for our Common Stock. If we raise funds through the issuance of debt securities, such debt will likely be secured by a security interest or pledge of all of our assets, will require us to make principal and interest payments in cash, securities or a combination thereof, would likely include the issuance of warrants, and may subject us to restrictive covenants. If we do not obtain such additional financing when required, we would likely have to cease operations and liquidate our assets. In addition, the existence of the explanatory paragraph in the audit report may in and of itself harm our stock price as certain investors may be restricted or precluded from investing in companies that have received this notice in an audit report. Further, the factors leading to the explanatory paragraph in the audit report may harm our ability to obtain additional funding and could make the terms of any such funding, if available, less favorable than might otherwise be the case.

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

If we do not receive additional funding when needed to continue our operations we will likely cease operations and liquidate our assets, which are secured by notes payable to our chief executive officer

In the event that we are unable to secure additional funding when required to continue our operations, we will likely be forced to wind down our operations, either through liquidation, voluntary or involuntary bankruptcy or a sale of our assets. As of March 31, 2005, our chief executive officer had outstanding loans to us in an aggregate principal amount of $250,000, which are secured by a lien on substantially all of our assets including our intellectual property. The notes issued by us in connection with these loans are due on the earlier to occur of March 31, 2007 or 10 business days subsequent to the successful completion of a pivotal Phase 3 clinical trial with AzaSite. In the event that we wind down operations, whether voluntarily or involuntarily, while these secured loans are outstanding, this security interest enables our chief executive officer to control the disposition of these assets. If we are unable to repay the amounts due under the secured notes when due, our chief executive officer could cause us to enter into involuntary liquidation proceedings in the event we default on our obligations. If we wind down our operations for any reason, it is likely that our stockholders will lose their entire investment in us.

Clinical trials are very expensive, time-consuming and difficult to design and implement

We commenced Phase 3 trials of our AzaSite product candidate in the third quarter of 2004. The AzaSite Phase 3 trials will be expensive and may be difficult to implement due to the number of patients and testing sites and could be subject to delay or failure at any stage of the trials. We expect our current funding plus the proceeds of the pending May 2005 private placement will only be sufficient to enable us to continue our operations as currently planned until approximately the end of October 2005. Accordingly, we will require additional funds to complete these trials including the preparation of the related clinical reports, obtain the necessary FDA approvals and market the product. Any delay or failure of the AzaSite trials will likely require us to obtain even further funding in order to address such delays or failures or to refocus our efforts on other product candidates. Human clinical trials for our product candidates are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials of our other product candidates will take at least several years to complete once initiated. Furthermore, we could encounter problems that cause us to abandon or repeat clinical trials, further delaying or preventing the completion of such trials. The commencement and completion of clinical trials may be delayed by several factors, including:

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

The results of our clinical trials may not support our product candidate claims

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims, including with respect to AzaSite. Even if pre-clinical testing and early clinical trials for a product candidate, including AzaSite, are successful, this does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing or meet our expectations. The clinical trial process may fail to demonstrate that our product candidates, including AzaSite, are safe for humans or effective for indicated uses. Any such failure would likely cause us to abandon the product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay or preclude the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. For example, if our current AzaSite Phase 3 trials do not produce positive results or we are otherwise unable to obtain FDA approval for the commercialization of AzaSite, our business would be significantly harmed as we have devoted a significant portion of our resources to this product candidate, at the expense of our other product candidates. In addition, our clinical trials involve relatively small patient populations. Because of the small sample size, the results of these clinical trials may not be indicative of future results.

We may require additional licenses or be subject to expensive and uncertain patent litigation in order to sell AzaSite in the U.S. and/or Europe; We are aware that Pfizer has recently received patents in the U.S. and Europe which cover the use of azithromycin in a topical formulation to treat bacterial infections in the eye

A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with our technologies or patent applications. Such conflicts could limit the scope of the patents, if any, we may be able to obtain or result in the denial of our patent applications or block our rights to exploit our technology. In addition, if the USPTO or foreign patent agencies have issued or issue patents that cover our activities to other companies, we may not be able to obtain licenses to these patents at all, or at a reasonable cost, or be able to develop or obtain alternative technology. If we do not obtain such licenses, we could encounter delays in or be precluded altogether from introducing products to the market.

We are aware that Pfizer has been recently issued U.S. Patent No. 6,681,411 by the USPTO and the European Patent Office has granted EP 0925789, both of which cover the use of azithromycin in a topical formulation to treat bacterial infections in the eye. We may require a license under these patents to develop or sell AzaSite in the U.S. and/or Europe, which may not be available on reasonable commercial terms, if at all. If we are unable to obtain a license to these patents, Pfizer brings suit to enforce them, these patents are held valid and enforceable and our technology is deemed to infringe these patents, Pfizer would be entitled to damages and we could be prevented from selling AzaSite in Europe and/or the U.S.

We may need to litigate in order to defend against claims of infringement by Pfizer or others, to enforce patents issued to us or to protect trade secrets or know-how owned or licensed by us. Litigation could result in substantial cost to and diversion of effort by us, which may harm our business. Such costs can be particularly harmful to emerging companies such as ours without significant existing revenue streams or other cash resources. We have also agreed to indemnify our licensees against infringement claims by third parties related to our technology, which could result in additional litigation costs and liability for us. In addition, our efforts to protect or defend our proprietary rights may not be successful or, even if successful, may result in substantial cost to us.
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

Physicians and patients may not accept and use our products

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

Questions concerning our financial condition may cause customers and current and potential partners to reduce or not conduct business with us

Our recent financial difficulties, and concerns regarding our ability to continue operations even if we are able to raise additional funding, may cause current and potential customers and partners to decide not to conduct business with us, to reduce or terminate the business they currently conduct with us, or to conduct business with us on terms that are less favorable than those customarily offered by them. In such event, our sales would likely decrease, our costs could increase, our product development and commercialization efforts would suffer and our business will be significantly harmed.

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

We have a history of operating losses and we expect to continue to have losses in the future

We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that did not prove to have commercial potential. As of March 31, 2005, our accumulated deficit was approximately $124.7 million. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties or other revenues from sales of our products. In addition, we recognize revenue when all services have been performed and collectibility is reasonably assured. Accordingly, revenue for the sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product. In addition, due to this delay in revenue recognition, our revenues recognized in any given period may not be indicative of our then current viability and market acceptance of our OcuGene product.

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

We are dependent upon key employees and we may not be able to retain or attract key employees, and our ability to attract and retain key employees is likely to be harmed by our current financial situation

We are highly dependent on Dr. Chandrasekaran, who is our chief executive officer, president and chief financial officer, and Dr. Lyle Bowman, our vice president, development and operations. The loss of services from either of these key personnel might significantly delay or prevent the achievement of planned development objectives. We carry a $1.0 million life insurance policy on Dr. Chandrasekaran under which we are the sole beneficiary, however in the event of the death of Dr. Chandrasekaran such policy would be unlikely to fully compensate us for the hardship such a loss would cause us. We do not carry a life insurance policy on Dr. Bowman. Furthermore, a critical factor to our success will be recruiting and retaining qualified personnel. Competition for skilled individuals in the biotechnology business is highly intense, and we may not be able to continue to attract and retain personnel necessary for the development of our business. Our ability to attract and retain such individuals may be reduced by our recent and current financial situation and our past reductions in force. For example, during 2003 we laid off approximately 42% of our employees and salaries of our senior management were reduced. Although we have recently increased salaries to their pre-reduction levels and paid performance bonuses, and we are not aware of any plans of our management or scientific personnel to leave us, the voluntary salary reductions and other cost reduction measures we have undertaken in the past or may undertake in the future and our ongoing financial difficulties make it more likely that such individuals will seek other employment opportunities and may leave our Company permanently. The loss of key personnel or the failure to recruit additional personnel or to develop needed expertise could harm our business.

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

Our current financial situation may impede our ability to protect or enforce adequately our legal rights under agreements and to our intellectual property

We only expect our current cash to enable us to continue our operations as currently planned until approximately the beginning of June 2005. Assuming the consummation of the private placement pursuant to the subscription agreements we signed on May 3, 2005, we expect the proceeds from that transaction along with our current funds to enable us to continue our operations as currently planned until approximately the end of October 2005. Our limited financial resources makes it more difficult for us to enforce our intellectual property rights, through the filing or maintenance of patents, taking legal action against those that may infringe on our proprietary rights, defending infringement claims against us, or otherwise. Our current financial situation may impede our ability to enforce our legal rights under various agreements we are currently a party to or may become a party to due to our inability to incur the costs associated with such enforcement. Our inability to protect our legal and intellectual property rights adequately may make us more vulnerable to infringement and could harm our business.

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

The FDA's policies may change and additional government regulations may be promulgated which could prevent or delay regulatory approval of our potential products. Moreover, increased attention to the containment of health care costs in the United States could result in new government regulations that could harm our business. Adverse governmental regulation might arise from future legislative or administrative action, either in the United States or abroad. See "-Uncertainties regarding healthcare reform and third-party reimbursement may impair our ability to raise capital, form collaborations and sell our products"

We rely on third parties to develop, market and sell our products; We may not be able to continue or enter into third party arrangements, and these third parties' efforts may not be successful

We do not plan on establishing a dedicated sales force or a marketing organization for our product candidates and primarily use external marketing and sales resources for OcuGene. We also rely on third parties for clinical testing or product development. We must enter into a third party collaboration agreement for the development, marketing and sale of our ISV-205 product or develop, market and sell the product ourselves. There can be no assurance that we will be successful in finding a corporate partner for our ISV-205 program or that any collaboration will be successful, either of which could significantly harm our business. In addition, we have no experience in marketing and selling products and we cannot assure you that we would be successful in marketing ISV-205 ourselves. If we are to develop and commercialize our product candidates successfully, including ISV-205, we will be required to enter into arrangements with one or more third parties that will:

•	provide for Phase 2 and/or Phase 3 clinical testing;
•	obtain or assist us in other activities associated with obtaining regulatory approvals for our product candidates; and
•	market and sell our products, if they are approved.

In December 2003, we completed the sale of our drug candidate ISV-403 for the treatment of ocular infections to Bausch & Lomb Incorporated. Bausch & Lomb has assumed all future ISV-403 development and commercialization expenses and is responsible for all development activities, with our assistance, as appropriate. The Bausch & Lomb Purchase Agreement and License Agreement grants Bausch & Lomb rights to develop and market ISV-403, subject to payment of royalties, in all geographies except Japan (which were retained by SSP, in connection with a separate license agreement between us and SSP), with such rights being shared with SSP in Asia (except Japan) and exclusive elsewhere. This sale resulted in the termination of the August 2002 license agreement we entered into with Bausch & Lomb related to ISV-403. Our ability to generate royalties from this agreement will be dependent upon Bausch & Lomb's ability to complete the development of ISV-403, obtain regulatory approval for the product and successfully market it. In addition, under the Bausch & Lomb Purchase Agreement, we also have certain potential indemnification obligations to Bausch & Lomb in connection with the asset sale which, if triggered, could significantly harm our business and our financial position.

Our marketing and sales efforts related to our OcuGene glaucoma genetic test have been significantly curtailed. Our activities have been mainly using external resources that included:

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

Clinical laboratories must adhere to Good Laboratory Practice regulations that are strictly enforced by the FDA on an ongoing basis through the FDA's facilities inspection program. Should we be required to perform the analytical procedures for genetic testing ourselves, we:

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

We rely on a sole source for some of the raw materials in our products, including AzaSite, and the raw materials we need may not be available to us

We currently have a single supplier for azithromycin, the active drug incorporated into our AzaSite product candidate. The supplier has submitted a Drug Master File on the compound with the FDA and is subject to the FDA's review and oversight. If the FDA were to identify issues in the production of the drug that the supplier was unable to resolve quickly, or other issues were to arise that impact production, our ability to continue with the development of AzaSite, and potentially the commercial sale if the product is approved, could be interrupted, which would harm our business. In addition, while we do have a supply agreement for azithromycin through the clinical development of the product, we do not currently have a contractual agreement with this supplier of azithromycin for commercial production and consequently this supplier is not obligated to provide us any particular quantities of the drug for commercialization. Additional suppliers for this drug exist, but qualification of an alternative source could be time consuming, expensive and could result in a delay that could harm our business and there is no guarantee that these additional suppliers can supply sufficient quantities at a reasonable price, or at all.

SSP is the sole source for the active drug incorporated into the ISV-403 product candidate we sold to Bausch & Lomb for further development and commercialization. SSP has submitted a Drug Master File on the compound with the FDA and is subject to the FDA's review and oversight. If SSP is unable to obtain and maintain FDA approval for their production of the drug or is otherwise unable to supply Bausch & Lomb with sufficient quantities of the drug, Bausch & Lomb's ability to continue with the development, and potentially the commercial sale if the product is approved, of ISV-403 would be interrupted or impeded, and our royalties from commercial sales of the ISV-403 product could be delayed or reduced and our business could be harmed.

In addition, certain of the raw materials we use in formulating our DuraSite drug delivery system are available only from Noveon Corporation. Although we do not have a current supply agreement with the Noveon Corporation, to date we have not encountered any difficulties obtaining necessary materials from them. Any significant interruption in the supply of these raw materials could delay our clinical trials, product development or product sales and could harm our business.

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

Contract manufacturers must adhere to Good Manufacturing Practices regulations that are strictly enforced by the FDA on an ongoing basis through the FDA's facilities inspection program. Contract manufacturing facilities must pass a pre-approval plant inspection before the FDA will approve a new drug application. Some of the material manufacturing changes that occur after approval are also subject to FDA review and clearance or approval. The FDA or other regulatory agencies may not approve the process or the facilities by which any of our products may be manufactured. Our dependence on third parties to manufacture our products may harm our ability to develop and deliver products on a timely and competitive basis. Should we be required to manufacture products ourselves, we:

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

We compete in highly competitive markets and our competitors' financial, technical, marketing, manufacturing and human resources may surpass ours and limit our ability to develop and/or market our products and technologies

Our success depends upon developing and maintaining a competitive advantage in the development of products and technologies in our areas of focus. We have many competitors in the United States and abroad, including pharmaceutical, biotechnology and other companies with varying resources and degrees of concentration in the ophthalmic market. Our competitors may have existing products or products under development which may be technically superior to ours or which may be less costly or more acceptable to the market. Competition from these companies is intense and is expected to increase as new products enter the market and new technologies become available. Many of our competitors have substantially greater financial, technical, marketing, manufacturing and human resources than we do, particularly in light of our current financial condition. In addition, they may succeed in developing technologies and products that are more effective, safer, less expensive or otherwise more commercially acceptable than any that we have or will develop. Our competitors may obtain cost advantages, patent protection or other intellectual property rights that would block or limit our ability to develop our potential products. Our competitors may also obtain regulatory approval for commercialization of their products more effectively or rapidly than we will. If we decide to manufacture and market our products by ourselves, we will be competing in areas in which we have limited or no experience such as manufacturing efficiency and marketing capabilities. See "- We have no experience in commercial manufacturing and need to establish manufacturing relationships with third parties, and if contract manufacturing is not available to us or does not satisfy regulatory requirements, we will have to establish our own regulatory compliant manufacturing capability and may not have the financial resources to do so"

If we cannot compete successfully for market share against other drug companies, we may not achieve sufficient product revenues and our business will suffer

The market for our product candidates is characterized by intense competition and rapid technological advances. If our product candidates receive FDA approval, they will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. If our products fail to capture and maintain market share, we may not achieve sufficient product revenues and our business will suffer.

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have products competitive with AzaSite already approved or in development including Zymar and Ocuflox by Allergan, Vigamox and Ciloxan by Alcon, Quixin by Johnson & Johnson and Chibroxin by Merck. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:

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

Our use of hazardous materials may pose environmental risks and liabilities which may cause us to incur significant costs

Our research, development and manufacturing processes involve the controlled use of small amounts of hazardous solvents used in pharmaceutical development and manufacturing, including acetic acid, acetone, acrylic acid, calcium chloride, chloroform, dimethyl sulfoxide, ethyl alcohol, hydrogen chloride, nitric acid, phosphoric acid and other similar solvents. We retain a licensed outside contractor that specializes in the disposal of hazardous materials used in the biotechnology industry to properly dispose of these materials, but we cannot completely eliminate the risk of accidental contamination or injury from these materials. Our cost for the disposal services rendered by our outside contractor was approximately $10,400 and $6,000 for the years ended 2004 and 2003, respectively. In the event of an accident involving these materials, we could be held liable for any damages that result, and any such liability could exceed our resources. Moreover, as our business develops we may be required to incur significant costs to comply with federal, state and local environmental laws, regulations and policies, especially to the extent that we manufacture our own products.

If we engage in acquisitions, we will incur a variety of costs, and the anticipated benefits of the acquisition may never be realized

We may pursue acquisitions of companies, product lines, technologies or businesses that our management believes are complementary or otherwise beneficial to us. Any of these acquisitions could have negative effects on our business. Future acquisitions may result in substantial dilution to our stockholders, the incurrence of additional debt and amortization expenses related to goodwill, research and development and other intangible assets. Any of these results could harm our financial condition. In addition, acquisitions would involve several risks for us, including:

•	assimilating employees, operations, technologies and products from the acquired companies with our existing employees, operations, technologies and products;
•	diverting our management's attention from day-to-day operation of our business;
•	entering markets in which we have no or limited direct experience; and
•	potentially losing key employees from the acquired companies.

Management and principal stockholders may be able to exert significant control on matters requiring approval by our stockholders and security interests in our assets held by management may enable them to control the disposition of such assets

As of March 31, 2005, our management and principal stockholders together beneficially owned approximately 21% of our outstanding shares of Common Stock. As a result, these stockholders, acting together, may be able to exert significant control on matters requiring approval by our stockholders, including the election of a majority of our Board of Directors and the approval of business combinations.

In July 2003, we issued a $400,000 short-term senior secured note payable to Dr. Chandrasekaran, our chief executive officer, chief financial officer and a member of our board of directors, for cash. As of March 31, 2005, $250,000 of this note remained outstanding. This note bears an interest rate of five and one-half percent (5.5%) and is due on the earlier to occur of March 31, 2007 or 10 business days subsequent to the successful completion of a pivotal Phase 3 clinical trial with AzaSite and is secured by a lien on substantially all of our assets including our intellectual property and certain other equipment secured by the lessor of such equipment.

This security interest enables Dr. Chandrasekaran to control the disposition of these assets in the event of our liquidation. If we are unable to repay the amounts due under this note, he could, or cause us to, enter into involuntary liquidation proceedings in the event we default on our obligation.

In addition, investors in our March 2004 private placement, as a group, owned approximately 44% of our outstanding shares of Common Stock as of March 31, 2005 (45% assuming the closing of our May 2005 private placement). If such investors were to exercise the warrants they currently hold, assuming no additional acquisitions or distributions, such investors would own approximately 56% of our outstanding shares of Common Stock based on their ownership percentages as of March 31, 2005 (55% assuming the closing of our May 2005 private placement). Thus, these stockholders, acting together, may be able to effectively control all matters requiring approval by our stockholders, including the election of a majority of our Board of Directors and approval of business combinations.

The market prices for securities of biopharmaceutical and biotechnology companies such as ours have been and are likely to continue to be highly volatile due to reasons that are related and unrelated to our operating performance and progress

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances, such as our current financial condition, the audit report included in our annual report on Form 10-K for the year ended December 31, 2004 that includes an explanatory paragraph referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern, our ability to obtain new financing, the terms of any financing we are able to raise, the results of testing and clinical trials, developments in patent or other proprietary rights of us or our competitors, litigation regarding the same, the status of our relationships with third-party collaborators, technological innovations or new therapeutic products, governmental regulation, or public concern as to the safety of products developed by us or others and general market conditions, concerning us, our competitors or other biopharmaceutical companies, may have a significant effect on the market price of our Common Stock.

Further, conversions of convertible securities and the sale of the shares of our Common Stock underlying those convertible securities could cause a significant decline in the market price for our Common Stock. We have not paid any cash dividends on our Common Stock, and we do not anticipate paying any dividends on our Common Stock in the foreseeable future.

In addition, terrorist attacks in the U.S. and abroad, U.S. retaliation for these attacks, the war in Iraq and continued worldwide economic weakness and the related decline in consumer confidence have had, and may continue to have, an adverse impact on the U.S. and world economy. These and similar events, as well as fluctuations in our operating results and market conditions for biopharmaceutical and biotechnology stocks in general, could have a significant effect on the volatility of the market price for our Common Stock and on the future price of our Common Stock.

We have adopted and are subject to anti-takeover provisions that could delay or prevent an acquisition of our Company and could prevent or make it more difficult to replace or remove current management

Provisions of our certificate of incorporation and bylaws may constrain or discourage a third party from acquiring or attempting to acquire control of us. Such provisions could limit the price that investors might be willing to pay in the future for shares of our Common Stock. In addition, such provisions could also prevent or make it more difficult for our stockholders to replace or remove current management and could adversely affect the price of our Common Stock if they are viewed as discouraging takeover attempts, business combinations or management changes that stockholders consider in their best interest. Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock (“Preferred Stock”), 15,000 of which have been designated as Series A-1 Preferred Stock. Our Board of Directors has the authority to determine the price, rights, preferences, privileges and restrictions, including voting rights, of the remaining unissued shares of Preferred Stock without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible financings, acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, even if the transaction might be desired by our stockholders. Provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving us, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless conditions set forth in the Delaware General Corporation Law are met. The issuance of Preferred Stock or Section 203 of the Delaware General Corporation Law could also be deemed to benefit incumbent management to the extent these provisions deter offers by persons who would wish to make changes in management or exercise control over management. Other provisions of our certificate of incorporation and bylaws may also have the effect of delaying, deterring or preventing a takeover attempt or management changes that our stockholders might consider in their best interest. For example, our bylaws limit the ability of stockholders to remove directors and fill vacancies on our board of directors. Our bylaws also impose advance notice requirements for stockholder proposals and nominations of directors and prohibit stockholders from calling special meetings or acting by written consent.

Legislative actions, higher insurance costs and potential new accounting pronouncements are likely to impact our future financial position and results of operations

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may be potential new accounting pronouncements or regulatory rulings, which will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives are likely to increase general and administrative costs. In addition, insurance costs, including health, workers' compensation and directors and officers' insurance costs, have been dramatically increasing and insurers are likely to increase rates as a result of high claims rates over the past year and our rates are likely to increase further in the future. Further, proposed initiatives could result in changes in accounting rules, including legislative and other proposals to account for employee stock options as an expense. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates.

We invest our excess cash in investment grade, interest-bearing securities. At March 31, 2005, we had approximately $2.5 million invested in money market mutual funds. While a hypothetical decrease in market interest rates by 10 percent from the March 31, 2005 levels would cause a decrease in interest income, it would not result in a loss of the principal. Additionally, the decrease in interest income would not be material.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company's principal executive and financial officer, Dr. Chandrasekaran, reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Form 10-Q. Based on that evaluation, Dr. Chandrasekaran concluded that the Company's disclosure controls and procedures are effective in providing him with material information relating to the Company in a timely manner, as required to be disclosed in the reports the Company files under the Exchange Act.

(b) Changes in internal control over financial reporting. There was no change in the Company's internal control over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

On July 8, 2004, Bristol Investment Group, or Bristol, filed with the American Arbitration Association (“AAA”) a demand for arbitration against us seeking cash compensation and warrants based on a letter agreement dated January 28, 2003 pursuant to which Bristol was engaged as a non-exclusive placement agent of investment capital for us.  On May 9, 2005 the arbitrator issued an award in favor of Bristol, ruling that Bristol is entitled to recover a cash financing fee of $249,925, plus attorneys’ fees, plus the cash value of warrants to purchase 922,800 shares of our common stock. As of March 31, 2005, we have recorded an accrued liability with respect to this arbitration award, of which the estimated attorney's fees have been reflected in selling, general and administrative expenses and the remainder of which was recorded as a stock issuance cost in additional paid-in capital.

  The arbitrator requested further submissions from the parties in order to determine the cash value of the warrants and the amount of attorney’s fees to be awarded.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index (following the signature page of this Quarterly Report) are included or incorporated by reference, in this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSITE VISION INCORPORATED

Date: May 16, 2005	By:	/s/ S. Kumar Chandrasekaran, Ph.D.
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