Form 10-Q
period 2005-06-30
INSITE VISION INC
filed 2005-08-15
CIK 802724

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YesxNoo
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YesoNox
APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares of Registrant’s common stock, $0.01 par value, outstanding as of July 31, 2005: 78,893,239.

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

InSite Vision Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2005	2004
Assets
Current assets:
Cash and cash equivalents	$6,683	$5,351
Restricted cash	51	170
Inventories, net	17	18
Prepaid expenses and other current assets	68	71
Total current assets	6,819	5,610

Property and equipment, at cost:
Laboratory and other equipment	171	288
Leasehold improvements	73	73
	244	361
Accumulated depreciation	117	275
	127	86
Total assets	$6,946	$5,696

Liabilities and stockholders' equity
Current liabilities:
Short-term notes payable to related parties, unsecured	$92	$91
Short-term notes payable to related parties, secured	232	251
Accounts payable	1,100	574
Accrued liabilities	1,045	787
Accrued compensation and related expense	445	317
Deferred rent	62	75
Total current liabilities	2,976	2,095
Commitments

Stockholders’ equity
Common stock, $0.01 par value, 120,000,000 shares authorized; 78,893,239 issued and outstanding at June 30, 2005; 62,381,808 issued and outstanding at December 31, 2004	789	624
Additional paid-in capital	132,240	124,400
Notes receivable from stockholder	(168)	(187)
Accumulated deficit	(128,891)	(121,236)
Stockholders’ equity	3,970	3,601
Total liabilities and stockholders' equity	$6,946	$5,696
See accompanying notes to condensed consolidated financial statement.

InSite Vision Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004

Revenues	$1	$118	$2	$492

Cost of goods	3	3	8	8

Operating expenses:
Research and development	3,131	1,445	5,559	2,351
Selling, general and administrative	1,083	1,249	2,086	1,805
Total	4,214	2,694	7,645	4,156

Loss from operations	(4,216)	(2,579)	(7,651)	(3,672)

Gain on sale of assets	-	1,154	-	4,616
Interest (expense) and other income, net	(1)	(35)	(4)	(43)

Net income (loss) applicable to common stockholders	$(4,217)	$(1,460)	$(7,655)	$901

Net income (loss) per share applicable to common stockholders:
Basic	$(0.06)	$(0.04)	$(0.11)	$0.03
Diluted	$(0.06)	$(0.04)	$(0.11)	$0.02

Shares used to calculate net loss per share applicable to common shareholders:
Basic	70,699	40,450	66,596	35,651
Diluted	70,699	40,450	66,596	36,176

No cash dividends were declared or paid during the periods presented.
__________________________________________________________
See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(in thousands)	2005	2004

Operating activities
Net income (loss)	$(7,655)	$901
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	36	115
Stock based compensation	8	56
Non-cash interest expense	-	20
Gain on sale of assets	-	(4,616)
Changes in:
Inventories, prepaid expenses and other current assets	4	(193)
Accounts payable, accrued liabilities, accrued compensation and related expense, and deferred rent	650	(268)
Net cash used in operating activities	(6,957)	(3,985)

Investing activities
Reduction in restricted cash	119	-
Purchases of property and equipment	(77)	-
Net cash provided by investing activities	42	-

Financing activities
Issuance of common stock, net	8,247	15,153
Note payment received from stockholder	-	21
Payment of notes payable	-	(325)
Payment on capital lease obligations	-	(6)
Net cash provided by financing activities	8,247	14,843
Net increase in cash and cash equivalents	1,332	10,858
Cash and cash equivalents, beginning of period	5,351	1,045

Cash and cash equivalents, end of period	$6,683	$11,903
__________________________________________________________
See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Notes to Condensed Consolidated Financial Statements
June 30, 2005
(Unaudited)
Note 1 - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for any future period.
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
Pro forma information regarding net income (loss) and net income (loss) per share is required by Statement of Financial Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, and has been determined as if we had accounted for our employee and director stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarters ended June 30, 2005 and 2004, respectively: risk-free interest rates ranging from 1.12% to 4.93%; volatility factors for the expected market price of our common stock of 1.04 and 1.07; and a weighted-average expected life for the options of 4 years. The following weighted-average assumptions were used to estimate the fair value for these options for the six months ended June 30, 2005 and 2004, respectively: risk-free interest rates ranging from 0.91% to 4.93%; volatility factors for the expected market price of our common stock of 1.04 and 1.07; and a weighted-average expected life for the options of 4 years.
The following table illustrates the effect on net income (loss) and net income (loss) per share as if we had applied the fair value recognition provisions of SFAS 123 to stock based employee and director compensation (in thousands, except per share amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss) applicable to common stockholders-as reported	$(4,217)	$(1,460)	$(7,655)	$901
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(101)	(98)	(181)	(150)

Net income (loss) applicable to common stockholders-pro forma	$(4,318)	$(1,558)	$(7,836)	$751

Loss applicable to common stockholders per share:
Basic - as reported	$(0.06)	$(0.04)	$(0.11)	$0.03
Diluted-as reported	$(0.06)	$(0.04)	$(0.11)	$0.02
Basic - pro forma	$(0.06)	$(0.04)	$(0.12)	$0.02
Diluted-pro forma	$(0.06)	$(0.04)	$(0.12)	$0.02

The weighted average grant date fair value of options granted during the quarters ended June 30, 2005 and 2004 were $0.63 and $0.75 respectively. The weighted average grant date fair value of options granted during the six months ended June 30, 2005 and 2004 were $0.63 and $0.79, respectively.
For purposes of pro forma disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of options is amortized as an expense over the options’ vesting period.
The pro forma impact of options on the net income (loss) for the quarters ended June 30, 2005 and 2004 is not representative of the effects on net income (loss) for future quarters, as future quarters will include the effects of additional stock grants.
Income (Loss) per Share. Basic and diluted net income (loss) per share information for all periods is presented pursuant to the requirements of SFAS No. 128, “Earnings per Share.” Basic income (loss) per share has been computed using the weighted-average number of common shares outstanding during the period. Dilutive income (loss) per share is computed using the sum of the weighted-average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted net income (loss) per share:
	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004

Numerator:
Net income (loss)	$(4,217)	$(1,460)	$(7,655)	$901
Non-cash preferred stock dividend	-	-	-	-
Net income (loss) applicable to common stockholders	$(4,217)	$(1,460)	$(7,655)	$901

Denominator:
Weighted-average shares outstanding for basic income (loss) per share	70,699	40,450	66,596	35,651
Effect of dilutive securities:
Stock options and warrants	-	-	-	525
Weighted-average shares outstanding for diluted income (loss) per share	70,699	40,450	66,596	36,176

Basic net income (loss) per share	$(0.06)	$(0.04)	$(0.11)	$0.03
Diluted net income (loss) per share	$(0.06)	$(0.04)	$(0.11)	$0.02

Due to the net loss applicable to common stockholders, loss per share for the three and six months ended June 30, 2005 is based on the weighted average number of common shares only, as the effect of including equivalent shares from stock options would be anti-dilutive. If the Company had recorded net income, the calculation of earnings per share would have been impacted by the dilutive effect of the outstanding stock options priced below the market price of the common shares at June 30, 2005 but would not have been effected by the outstanding stock options and warrants priced above the market price of the common shares at June 30, 2005. The following securities have not been included in the calculation of diluted net income (loss) per share as their inclusion would have been anti-dilutive:
	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Stock options	5,407,614	3,741,452	5,407,614	3,059,780
Warrants	23,383,046	17,830,546	23,383,046	16,555,060
	28,790,660	21,571,998	28,790,660	19,614,840
Note 2 -  Common Stock
On May 26, 2005, the Company received, net of placement fees, approximately $8.2 million from a private placement. The Company issued 16,363,626 shares of Common Stock and warrants to purchase 4,909,077 shares of Common Stock at an exercise price of $0.6325 per share. The Company also issued warrants to purchase 818,181 shares of Common Stock at an exercise price of $0.6325 per share to the placement agent. These warrants were valued using a Black-Scholes option pricing model, assuming no dividend yield, with the following assumptions: risk-free interest rate of 2.32%, volatility of 1.0435 and an expected life of 5 years, resulting in the recording of a stock issue cost of approximately $2.4 million for the warrants issued to the investors in the private placement and $0.4 million for the warrants issued to the placement agent.

In January 2005, the Company received approximately $9,000 from the exercise of warrants to purchase 11,758 shares of Common Stock issued as part of the March 2004 private placement. Additionally, in January 2005 the Company also received approximately $50,000 from the exercise of warrants to purchase 125,000 shares of Common Stock issued in November 2003.
Note 3 -  Legal Settlement
On July 8, 2004, Bristol Investment Group, or Bristol, filed with the American Arbitration Association (“AAA”) a demand for arbitration against us seeking cash compensation and warrants based on a letter agreement dated January 28, 2003 pursuant to which Bristol was engaged as a non-exclusive placement agent of investment capital for us.  On May 9, 2005 the arbitrator issued an award in favor of Bristol, ruling that Bristol is entitled to recover $249,925, plus attorneys’ fees, plus the cash value of warrants to purchase 922,800 shares of our common stock. As of June 30, 2005, we have recorded an accrued liability with respect to this arbitration award, of which the estimated attorneys’ fees have been reflected in selling, general and administrative expenses and the remainder of which was recorded as a stock issuance cost in additional paid-in-capital. The arbitrator requested further submissions from the parties in order to determine the cash value of the warrants and the amount of attorneys’ fees to be awarded. As part of such submissions, the Company has asserted that Bristol should be awarded warrants in lieu of the cash value of the warrants. The parties are awaiting a final ruling from the arbitrator.
Note 4 -  Recent Accounting Pronouncements
In April 2005, the Securities and Exchange Commission approved a new rule that delays the effective date of SFAS 123R “Share-Based Payment” to the first annual reporting period beginning after June 15, 2005.  SFAS 123R requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The Company is currently planning to implement SFAS 123R effective with the first quarter of the fiscal year ending December 31, 2006.
In May 2005, SFAS No. 154, “Accounting Changes and Error Corrections,” was issued. This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Except for the historical information contained herein, all statements in the following discussion in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below in "Risk Factors," as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence or identification of previously unanticipated or unidentified events.
The following discussion should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2004.
Overview
We are an ophthalmic product development company focused on developing ophthalmic pharmaceutical products based on our proprietary DuraSite® eyedrop-based drug delivery technology, as well as genetically-based technology for the diagnosis, prognosis and management of glaucoma.

In 2003, we faced significant challenges related to our lack of financial resources. To continue our operations we took a number of actions to reduce our cash usage including:
·	laying-off approximately 42% of our personnel;
·	senior management voluntarily reduced their salaries;
·	we placed several development programs on hold, including those related to our ISV-900 technology, our ISV-014 retinal delivery device, and treatments for retinal diseases;
·	we slowed the clinical activities related to AzaSite’ (ISV-401); and
·	we instituted other cash saving actions including extending the payment of our liabilities.

Although we continue to carefully monitor our expenses, with the receipt of funds from private placements in March and June 2004 and May 2005, we were able beginning in June 2004 to restore management salaries to the same level as they were prior to the voluntary salary reductions and fully resume our clinical activities related to AzaSite.
On May 26, 2005, we sold 16,363,626 shares of Common Stock at $0.55 per share and warrants to purchase 4,909,077 shares of Common Stock in a private placement. The warrants have a term of 5 years and have an exercise price of $0.6325 per share. The proceeds, net of placement fees, were approximately $8.2 million. We also issued warrants to purchase 818,181 shares of Common Stock at an exercise price of $0.6325 per share to the placement agent.
We only expect our current cash to enable us to continue our operations as currently planned until approximately the end of October 2005.
With our existing resources we are focusing our research and development and commercial efforts on the following:
·	AzaSite (ISV-401), a DuraSite formulation of azithromycin, a broad spectrum antibiotic; and
·	targeted activities to support the scientific/clinical foundation of our OcuGene glaucoma genetic test based on our ISV-900 technology.

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
In July 2004, we initiated two pivotal Phase 3 clinical trials for AzaSite. One of the Phase 3 clinical trials is a multi-center study in which patients in one arm will be dosed with a 1% AzaSite formulation and the patients in the second arm will be dosed with a placebo. This study is designed to include approximately 550 patients, of which 224 must be confirmed positive for acute bacterial conjunctivitis in at least one eye. The other Phase 3 clinical trial is a multi-center study in which patients in one arm will be dosed with a 1% AzaSite formulation and the patients in the second arm will be dosed with a 0.3% formulation of the antibiotic tobramycin. This study is designed to include approximately 775 patients, of which 310 must be confirmed positive for acute bacterial conjunctivitis in at least one eye. The Phase 3 trials are being conducted in the United States and Latin America and we anticipate including both children and adults to permit aggressive enrollment of the subjects necessary to complete the studies. In October 2004, we announced that over 100 of the centers at which the clinical trials are being conducted have been activated and are enrolling patients in the two clinical trials. The primary endpoints of both trials will be microbial eradication and clinical cure.
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

From our inception through the end of 2001, we did not receive any revenues from the sale of our products, although we have received a small amount of royalties from the sale of our AquaSite product, an over-the-counter dry eye treatment, by CIBA Vision and Global Damon. In the fourth quarter of 2001, we commercially launched our OcuGene glaucoma genetic test and early in 2002 we began to receive a small amount of revenues from the sale of this test. With the exception of 1999 and the six month period ended June 30, 2004, we have been unprofitable since our inception due to continuing research and development efforts, including preclinical studies, clinical trials and manufacturing of our product candidates. We have financed our research and development activities and operations primarily through private and public placements of our equity securities, issuance of convertible debentures and, to a lesser extent, from collaborative agreements and bridge loans.
Results of Operations
Revenues.
We had total net revenues in the second quarter of 2005 and 2004 of $1,000 and $118,000, respectively, and $2,000 and $492,000 for the six months ended June 30, 2005 and 2004, respectively. In the first six months of 2005 and 2004, sales of OcuGene represented 100% and 1% of our net revenues, respectively. In the first six months of 2004, 99% of our net revenues were derived from contract research activities. The decrease in revenue from the first six months of 2004 to the same period in 2005 is due to contract research activities conducted for Bausch & Lomb in 2004 under the ISV-403 Asset Purchase Agreement in the first six months of 2004. We completed these services in the third quarter of 2004. We recognize revenue when all services have been performed and collectibility is reasonably assured. Accordingly, revenue for the sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product.

Cost of goods.

Cost of goods of $3,000 and $3,000 for the second quarter of 2005 and 2004 respectively, and $8,000 and $8,000 for the six months ended June 30, 2005 and 2004, respectively, reflect the cost of OcuGene tests performed as well as the cost of sample collection kits distributed for use.
Research and development.

Research and development expenses increased to $3.1 million during the second quarter of 2005 from $1.4 million during the second quarter of 2004, and increased to $5.6 million from $2.4 million for the first six months of 2005 compared to the first six months of 2004. These increases reflect costs related to the AzaSite Phase 3 clinical trials including payments to clinical research organizations and the testing laboratory used to conduct the trials.
Selling, general and administrative.

Selling, general and administrative expenses decreased to $1.1 million in the second quarter of 2005 from $1.2 million in the second quarter of 2004. This change mainly reflects a decrease in the costs incurred related to the annual meeting of stockholders held in June 2005 compared to the annual meeting of stockholders held in June 2004, including preparation and mailing of the proxy statement and other related materials for the meetings.
Selling, general and administrative expenses increased to $2.1 million during the first six months of 2005 from $1.8 million during the first six months of 2004. The increase mainly reflects legal fees incurred in the defense of the Bristol arbitration including an estimate of the legal fees to be paid to Bristol as part of the arbitration award. Costs incurred for marketing studies related to the AzaSite and AzaSite Plus product candidates were offset by the decrease, in the costs incurred related to the 2005 annual meeting of stockholders compared to the prior year including preparation and mailing of the proxy statement and other related materials for the meetings.

Our expenses for the year ended December 31, 2005 will be dependent upon the progress of the AzaSite Phase 3 clinical trials and we currently anticipate that our research and development expenses will increase significantly from levels incurred in the year ended December 31, 2004 as we proceed with our AzaSite program. We may also make selective additions to our headcount. We anticipate that we will continue to limit activity on our other product candidates absent additional funding as we focus on our AzaSite clinical program. Also, we anticipate that our selling, general and administrative costs will increase from the 2004 levels. We anticipate that the expense reductions related to the scale-back of marketing activities related to OcuGene will continue in 2005.
Interest, other income and expenses.

Net interest, other income and expense was an expense of $1,000 in the second quarter of 2005 compared to an expense of $35,000 in 2004. Net interest, other income and expense was an expense of $4,000 in the six months ending June 30, 2005 compared to expense of $43,000 in 2004. This change principally reflects the interest expense related to the debt discount of convertible debentures incurred before the notes were repaid in 2004 and decreased interest expense due to the lower amount of short-term notes payable in 2005 due to note repayments in 2004.
Liquidity and Capital Resources
We have financed our operations since inception primarily through private placements and public offerings of debt and equity securities, equipment and leasehold improvement financing, other debt financing and payments under corporate collaborations. At June 30, 2005, our cash and cash equivalents balance was $6.7 million. It is our policy to invest our cash and cash equivalents in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt. In May 2005, we completed a private placement for approximately $8.2 million, net of placement fees.
Our auditors have included an explanatory paragraph in their audit report relating to our financial statements for our fiscal year ended December 31, 2004 referring to our recurring operating losses and substantial doubt about our ability to continue as a going concern. We only expect our current cash to enable us to continue our operations as currently planned until approximately the end October 2005. We will require and are seeking additional funding through collaborative or other partnering arrangements, public or private equity or debt financings, asset sales and from other sources. However, there can be no assurance that we will obtain interim or longer-term financing or that such funding, if obtained, will be sufficient to continue our operations as currently conducted or in a manner necessary for the long-term success of our company. If we raise funds through the issuance of equity securities, our stockholders may suffer substantial dilution. If we raise funds through debt securities, such debt will likely be secured by a security interest or pledge of all or substantially all of our assets, may require us to make principal and interest payments in cash, securities or a combination thereof, would likely include the issuance of warrants and may subject us to restrictive covenants. Dr. Chandrasekaran, our chief executive officer, chief financial officer and a member of our board of directors, has a senior secured note payable from us. This security interest enables Dr. Chandrasekaran to control the disposition of these assets in the event of our liquidation.
Net cash used in operating activities was $7.0 million and $4.0 million for the six months ended June 30, 2005 and 2004, respectively. The increase in net cash used in operating activities reflected the conduct of the AzaSite Phase 3 clinical trials, which commenced in July 2004. Operating activities in the first six months of 2004 related primarily to research and development expenditures for our antibiotic program AzaSite and under the research contract with Bausch & Lomb on ISV-403.
Net cash provided by investing activities included the reduction in restricted cash of $119,000 less $77,000 used in the first six months 2005 for the acquisition of laboratory and other equipment. There were no investing activities in the first six months of 2004.

Net cash provided by financing activities was $8.2 million in the first six months of 2005 compared to $14.8 million in the first six months of 2004. We received net proceeds of $8.2 million from the issuance of an aggregate of approximately 16.6 million shares of commons stock in a May 2005 private placement. In 2004, we received net proceeds of $15.2 million from the issuance of an aggregate of 33.0 million shares of common stock in the initial and final closing of a private placement in March and June, respectively, of 2004. We received $6,000 and $6,000 in the first six months of 2005 and 2004, respectively from the issuance of our common stock under our employee stock purchase plan and from the exercise of stock options by employees. In the first six months of 2004, we made $325,000 of payments on our short-term borrowings, including redemption of $17,000 of convertible notes payable, and $6,000 of payments on capital leases for certain laboratory equipment. Additionally, we received $21,000 in the first six months of 2004, respectively, as payment on notes receivable from a stockholder.
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
RISK FACTORS
Our current cash will only fund our business until approximately the end of October 2005. We will need additional funding, either through equity or debt financings or partnering arrangements, that could be further dilutive to our stockholders and could negatively affect us and our stock price
Our independent auditors included an explanatory paragraph in their audit report related to our consolidated financial statements for the fiscal year ended December 31, 2004 referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern.
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
In addition, we expect to enter into partnering and collaborative arrangements in the future as part of our business plan, regardless of whether we require additional funding to continue our operations. Such arrangements could include the licensing or sale of certain assets or the issuance of securities, which may adversely affect the market price of our Common Stock and we cannot assure you that such arrangements will be beneficial to us. It is difficult to know our future capital requirements precisely as such requirements depend upon many factors, including:

·	the progress and results of our preclinical and clinical testing, especially results of our ongoing Phase 3 clinical trials for our AzaSite product candidate;
·	the progress of our research and development programs;
·	our ability to establish additional corporate partnerships to develop, manufacture and market our potential products;
·	the outcome of existing or possible future legal actions;
·	the cost of maintaining or expanding a marketing organization for OcuGene and the related promotional activities;
·	changes in, or termination of, our existing collaboration or licensing arrangements;
·	whether we manufacture and market any of our other products ourselves;
·	the time and cost involved in obtaining regulatory approvals;
·	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;
·	competing technological and market developments; and
·	the purchase of additional capital equipment.
If we do not receive additional funding when needed to continue our operations we will likely cease operations and liquidate our assets, which are secured by notes payable to our chief executive officer

In the event that we are unable to secure additional funding when required to continue our operations, we will likely be forced to wind down our operations, either through liquidation, voluntary or involuntary bankruptcy or a sale of our assets. As of June 30, 2005, our chief executive officer had outstanding notes payable to us in an aggregate principal amount of $231,000, which are secured by a lien on substantially all of our assets including our intellectual property. The notes issued by us in connection with these loans are due on the earlier to occur of March 31, 2007 or 10 business days subsequent to the successful completion of a pivotal Phase 3 clinical trial with AzaSite. In the event that we wind down operations, whether voluntarily or involuntarily, while these secured loans are outstanding, this security interest enables our chief executive officer to control the disposition of these assets. If we are unable to repay the amounts due under the secured notes when due, our chief executive officer could cause us to enter into involuntary liquidation proceedings in the event we default on our obligations and could take possession of our assets. If we wind down our operations for any reason, it is likely that our stockholders will lose their entire investment in us.
Clinical trials are very expensive, time-consuming and difficult to design and implement

We commenced Phase 3 trials of our AzaSite product candidate in the third quarter of 2004. The AzaSite Phase 3 trials will be expensive and may be difficult to implement due to the number of patients and testing sites and could be subject to delay or failure at any stage of the trials. We expect our current funding will only be sufficient to enable us to continue our operations as currently planned until approximately the end of October 2005. Accordingly, we will require additional funds to complete these trials including the preparation of the related clinical reports, obtain the necessary FDA approvals and market the product. Any delay or failure of, or adverse results from, the AzaSite trials will likely require us to obtain even further funding in order to address such delays or failures or to refocus our efforts on other product candidates and such delay, failure or adverse results could make it more difficult or expensive for us to obtain funding. Human clinical trials for our product candidates are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials of our other product candidates will take at least several years to complete once initiated. Furthermore, we could encounter problems that cause us to abandon or repeat clinical trials, further delaying or preventing the completion of such trials. The commencement and completion of clinical trials may be delayed by several factors, including:
·	unforeseen safety issues;
·	determination of dosing issues;
·	lack of effectiveness during clinical trials;
·	slower than expected rates of patient recruitment;
·	inability to monitor patients adequately during or after treatment; and
·	inability or unwillingness of medical investigators to follow our clinical protocols.

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
We are aware that Pfizer has been recently issued U.S. Patent No. 6,681,411 by the USPTO and the European Patent Office has granted its European counter part EP 0925789, both of which cover the use of azithromycin in a topical formulation to treat infections. We may require a license under these patents to develop or sell AzaSite in the U.S. and/or Europe, which may not be available on reasonable commercial terms, if at all. If we are unable to obtain a license to these patents, Pfizer brings suit to enforce them, these patents are held valid and enforceable and our technology is deemed to infringe these patents, Pfizer would be entitled to damages and we could be prevented from selling AzaSite in Europe and/or the U.S.
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

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

·	obtain licenses, which may not be available on commercially reasonable terms, if at all;
·	redesign our products or processes to avoid infringement;
·	stop using the subject matter claimed in the patents held by others, which could preclude us from commercializing our products;
·	pay damages; or
·	defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources.
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
Our current financial situation may impede our ability to protect or enforce adequately our legal rights under agreements and to our intellectual property

We only expect our current cash to enable us to continue our operations as currently planned until approximately the end of October 2005. Our limited financial resources make it more difficult for us to enforce our intellectual property rights, through the filing or maintenance of patents, taking legal action against those that may infringe on our proprietary rights, defending infringement claims against us, or otherwise. Our current financial situation may impede our ability to enforce our legal rights under various agreements we are currently a party to or may become a party to due to our inability to incur the costs associated with such enforcement. Our inability to protect our legal and intellectual property rights adequately may make us more vulnerable to infringement and could harm our business.
Physicians and patients may not accept and use our products

Even if the FDA approves our product candidates, physicians and patients may not accept and use them. Acceptance and use of our product will depend upon a number of factors including:

·	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drugs;
·	cost-effectiveness of our product relative to competing products;
·	the perceived benefits of competing products or treatments;
·	availability of reimbursement for our products from government or other healthcare payers; and
·	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.
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
It is difficult to evaluate our business because we are in an early stage of development and our technology is untested

We are in an early stage of developing our business. We have only received an insignificant amount of royalties from the sale of one of our products, an over-the-counter dry eye treatment, and in 2002 we began to receive a small amount of revenues from the sale of our OcuGene glaucoma genetic test. Before regulatory authorities grant us marketing approval for additional products, we need to conduct significant additional research and development and preclinical and clinical testing, including with respect to our leading product candidate AzaSite. All of our products, including AzaSite, are subject to risks that are inherent to products based upon new technologies. These risks include the risks that our products:
·	are found to be unsafe or ineffective;
·	fail to receive necessary marketing clearance from regulatory authorities;
·	even if safe and effective, are too difficult or expensive to manufacture or market;
·	are unmarketable due to the proprietary rights of third parties; or
·	are not able to compete with superior, equivalent, more cost-effective or more effectively promoted products offered by competitors.

Therefore, our research and development activities including with respect to AzaSite may not result in any commercially viable products.
We have a history of operating losses and we expect to continue to have losses in the future

We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that did not prove to have commercial potential. As of June 30, 2005, our accumulated deficit was approximately $128.9 million. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties or other revenues from sales of our products. In addition, we recognize revenue when all services have been performed and collectibility is reasonably assured. Accordingly, revenue for the sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product. In addition, due to this delay in revenue recognition, our revenues recognized in any given period may not be indicative of our then current viability and market acceptance of our OcuGene product.

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
·	provide for Phase 2 and/or Phase 3 clinical testing;
·	obtain or assist us in other activities associated with obtaining regulatory approvals for our product candidates; and
·	market and sell our products, if they are approved.
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
·	a network of key ophthalmic clinicians; and
·	other resources with ophthalmic expertise.
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
Clinical laboratories must adhere to Good Laboratory Practice regulations that are strictly enforced by the FDA on an ongoing basis through the FDA's facilities inspection program. Should we be required to perform the analytical procedures for genetic testing ourselves, we:
·	will be required to expend significant amounts of capital to install an analytical capability;
·	will be subject to the regulatory requirements described above; and
·	will require substantially more additional capital than we otherwise may require.
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
Contract manufacturers must adhere to Good Manufacturing Practices regulations that are strictly enforced by the FDA on an ongoing basis through the FDA's facilities inspection program. Contract manufacturing facilities must pass a pre-approval plant inspection before the FDA will approve a new drug application. Some of the material manufacturing changes that occur after approval are also subject to FDA review and clearance or approval. The FDA or other regulatory agencies may not approve the process or the facilities by which any of our products may be manufactured. Our dependence on third parties to manufacture our products may harm our ability to develop and deliver products on a timely and competitive basis. Should we be required to manufacture products ourselves, we:

·	will be required to expend significant amounts of capital to install a manufacturing capability;
·	will be subject to the regulatory requirements described above;
·	will be subject to similar risks regarding delays or difficulties encountered in manufacturing any such products; and
·	will require substantially more additional capital than we otherwise may require.
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
We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have products competitive with AzaSite already approved or in development including Zymar and Ocuflox by Allergan, Vigamox and Ciloxan by Alcon, Quixin by Johnson & Johnson and Chibroxin by Merck. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:
·	developing drugs;
·	undertaking pre-clinical testing and human clinical trials;
·	obtaining FDA and other regulatory approvals of drugs;
·	formulating and manufacturing drugs;
·	launching, marketing and selling drugs; and
·	attracting qualified personnel, parties for acquisitions, joint ventures or other collaborations.

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
If we engage in acquisitions, we will incur a variety of costs, and the anticipated benefits of the acquisition may never be realized

We may pursue acquisitions of companies, product lines, technologies or businesses that our management believes are complementary or otherwise beneficial to us. Any of these acquisitions could have negative effects on our business. Future acquisitions may result in substantial dilution to our stockholders, the incurrence of additional debt and amortization expenses related to goodwill, research and development and other intangible assets. Any of these results could harm our financial condition. In addition, acquisitions would involve several risks for us, including:

·	assimilating employees, operations, technologies and products from the acquired companies with our existing employees, operations, technologies and products;
·	diverting our management's attention from day-to-day operation of our business;
·	entering markets in which we have no or limited direct experience; and
·	potentially losing key employees from the acquired companies.
Management and principal stockholders may be able to exert significant control on matters requiring approval by our stockholders and security interests in our assets held by management may enable them to control the disposition of such assets

As of June 30, 2005, our management and principal stockholders together beneficially owned approximately 25% of our outstanding shares of Common Stock. As a result, these stockholders, acting together, may be able to exert significant control on matters requiring approval by our stockholders, including the election of a majority of our Board of Directors and the approval of business combinations.
In July 2003, we issued a $400,000 short-term senior secured note payable to Dr. Chandrasekaran, our chief executive officer, chief financial officer and a member of our board of directors, for cash. As of June 30, 2005, $231,000 of this note remained outstanding. This note bears an annual interest rate of five and one-half percent (5.5%) and is due on the earlier to occur of March 31, 2007 or 10 business days subsequent to the successful completion of a pivotal Phase 3 clinical trial with AzaSite and is secured by a lien on substantially all of our assets including our intellectual property and certain other equipment secured by the lessor of such equipment.
This security interest enables Dr. Chandrasekaran to control the disposition of these assets in the event of our liquidation. If we are unable to repay the amounts due under this note, he could, or cause us to, enter into involuntary liquidation proceedings in the event we default on our obligation.
In addition, investors in our March 2004 and May 2005 private placements, as a group, owned approximately 56% of our outstanding shares of Common Stock as of June 30, 2005. If such investors were to exercise the warrants they currently hold, assuming no additional acquisitions or distributions, such investors would own approximately 65% of our outstanding shares of Common Stock based on their ownership percentages as of June 30, 2005. Thus, these stockholders, acting together, may be able to effectively control all matters requiring approval by our stockholders, including the election of a majority of our Board of Directors and approval of business combinations.
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
Further, the exercise of outstanding warrants and the sale of the shares of our Common Stock issuable upon exercise of those outstanding warrants could result in dilution to our current holders of Common Stock and cause a significant decline in the market price for our Common Stock. We have not paid any cash dividends on our Common Stock, and we do not anticipate paying any dividends on our Common Stock in the foreseeable future.

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
We invest our excess cash in investment grade, interest-bearing securities. At June 30, 2005, we had approximately $6.7 million invested in money market mutual funds. A hypothetical decrease in market interest rates by 10 percent from June 30, 2005 levels would not result in a loss of principal and would not materially reduce interest income.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Our principal executive and financial officer, Dr. Chandrasekaran, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q. Based on that evaluation, Dr. Chandrasekaran concluded that our disclosure controls and procedures are effective in providing him with material information relating to the Company in a timely manner, as required to be disclosed in the reports we file under the Exchange Act.
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION
Item 1. Legal Proceedings.
On July 8, 2004, Bristol Investment Group, or Bristol, filed with the American Arbitration Association (“AAA”) a demand for arbitration against us seeking cash compensation and warrants based on a letter agreement dated January 28, 2003 pursuant to which Bristol was engaged as a non-exclusive placement agent of investment capital for us.  On May 9, 2005 the arbitrator issued an award in favor of Bristol, ruling that Bristol is entitled to recover a cash financing fee of $249,925, plus attorneys’ fees, plus the cash value of warrants to purchase 922,800 shares of our common stock. As of June 30, 2005, we have recorded an accrued liability with respect to this arbitration award, of which the estimated attorneys’ fees have been reflected in selling, general and administrative expenses and the remainder of which was recorded as a stock issuance cost in additional paid-in capital.  The arbitrator requested further submissions from the parties in order to determine the cash value of the warrants and the amount of attorneys’ fees to be awarded. As part of such submissions, we have asserted to the arbitrator that Bristol should be awarded warrants in lieu of the cash value of the warrants. The parties are awaiting a final ruling from the arbitrator.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Previously reported on Form 8-K filed June 1, 2005.
Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
On June 1, 2005, we held our Annual Meeting of Stockholders at which the stockholders approved:
(1)  The election of S. Kumar Chandrasekaran, Ph.D., Mitchell H. Friedlaender, M.D., John L. Mattana, Jon S. Saxe and Anders P. Wiklund to our Board of Directors to serve until the next annual meeting or until their successors are elected and qualified. The following directors received the number of votes set opposite their respective names:

	For Election	Withheld
S. Kumar Chandrasekaran, Ph.D.	36,815,271	657,968
Mitchell H. Friedlaender, M.D.	36,896,971	576,268
John L. Mattana	36,892,675	580,564
Jon S. Saxe	36,128,279	1,344,960
Anders P. Wiklund	36,896,971	576,268
(2)  The ratification of our audit committee’s appointment of Burr, Pilger & Mayer LLP as our independent public accountants for the fiscal year ending December 31, 2005. Such proposal received 37,361,039 votes for ratification, 101,314 votes against ratification and 10,886 abstentions.
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

INSITE VISION INCORPORATED

Dated: Agust 15, 2005	By:	/s/ S. Kumar Chandrasekaran, Ph.D.
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