Form 10-Q
period 2005-09-30
INSITE VISION INC
filed 2005-11-14
CIK 802724

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Registrant’s common stock, $0.01 par value, outstanding as of October 31, 2005: 78,918,239.

QUARTERLY REPORT ON FORM 10-Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at
	September 30, 2005 and December 31, 2004	1

	Condensed Consolidated Statements of Operations
	for the three and nine months ended September 30, 2005 and 2004	2

	Condensed Consolidated Statements of Cash Flows
	for the nine months ended September 30, 2005 and 2004	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

Signatures		26

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

InSite Vision Incorporated
Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2005	2004

Assets
Current assets:
Cash and cash equivalents	$3,258	$5,351
Restricted cash	-	170
Inventories, net	17	18
Prepaid expenses and other current assets	51	71
Total current assets	3,326	5,610

Property and equipment, at cost:
Laboratory and other equipment	179	288
Leasehold improvements	73	73
	252	361
Accumulated depreciation	126	275
	126	86
Total assets	$3,452	$5,696

Liabilities and stockholders' equity
Current liabilities:
Short-term notes payable to related parties, unsecured	$92	$91
Short-term notes payable to related parties, secured	235	251
Accounts payable	857	574
Accrued liabilities	1,324	787
Accrued compensation and related expense	403	317
Deferred rent	56	75
Total current liabilities	2,967	2,095
Commitments

Stockholders’ equity

Common stock, $0.01 par value, 120,000,000 shares authorized;
78,918,239 issued and outstanding at September 30, 2005;
62,381,808 issued and outstanding at December 31, 2004	789	624
Additional paid-in capital	132,243	124,400
Notes receivable from stockholder	(168)	(187)
Accumulated deficit	(132,379)	(121,236)
Stockholders’ equity	485	3,601
Total liabilities and stockholders' equity	$3,452	$5,696

__________________________________________________________
See accompanying notes to condensed consolidated financial statement.

InSite Vision Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004

Contract and product revenues	$1	$49	$3	$541

Cost of goods	3	3	11	11

Operating expenses:
Research and development	2,663	2,605	8,222	4,956
Selling, general and administrative	823	781	2,909	2,586
Total	3,486	3,386	11,131	7,542

Loss from operations	(3,488)	(3,340)	(11,139)	(7,012)
Gain on sale of assets	--	--	--	4,616
Interest (expense) and other income, net	--	--	(4)	(43)

Net loss applicable to common stockholders	$(3,488)	$(3,340)	$(11,143)	$(2,439)

Net loss per share applicable to common stockholders,
basic and diluted	$(0.04)	$(0.05)	$(0.16)	$(0.06)

Shares used to calculate net loss per share applicable
to common shareholders, basic and diluted	78,903	62,371	70,698	43,667

No cash dividends were declared or paid during the periods presented.

__________________________________________________________
See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended Sept 30,
(in thousands)	2005	2004

Operating activities
Net income (loss)	$(11,143)	$(2,439)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	52	150
Stock based compensation	11	66
Non-cash interest expense	4	20
Gain on sale of assets	-	(4,616)
Changes in:
Inventories, prepaid expenses and other current assets	21	29
Accounts payable, accrued liabilities, accrued compensation and related expense, and deferred rent	637	(870)
Net cash used in operating activities	(10,418)	(7,660)

Investing activities
Reduction in restricted cash	170	-
Purchases of property and equipment	(92)	(9)
Net cash provided by investing activities	78	(9)

Financing activities
Issuance of common stock, net	8,247	15,120
Note payment received from stockholder	-	21
Payment of notes payable	-	(647)
Payment on capital lease obligations	-	(10)
Net cash provided by financing activities	8,247	14,484
Net decrease in cash and cash equivalents	(2,093)	6,815
Cash and cash equivalents, beginning of period	5,351	1,045

Cash and cash equivalents, end of period	$3,258	$7,860

__________________________________________________________
See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Notes to Condensed Consolidated Financial Statements
September 30, 2005
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for any future period.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting requirements and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee and director stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.

Pro forma information regarding net income (loss) and net income (loss) per share is required by Statement of Financial Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, and has been determined as if we had accounted for our employee and director stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the quarters ended September 30, 2005 and 2004, risk-free interest rates ranging from 1.63% to 4.34%; volatility factors for the expected market price of our common stock of 1.04 and 1.06; and a weighted-average expected life for the options of 4 years. The following weighted-average assumptions were used to estimate the fair value for these options for the nine months ended September 30, 2005 and 2004, risk-free interest rates ranging from 0.91% to 4.93%; volatility factors for the expected market price of our common stock of 1.04 and 1.07; and a weighted-average expected life for the options of 4 years.

The following table illustrates the effect on net income (loss) and net income (loss) per share as if we had applied the fair value recognition provisions of SFAS 123 to stock based employee and director compensation (in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net income (loss) applicable to common stockholders-as reported	$(3,488)	$(3,340)	$(11,143)	$(2,439)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(196)	(110)	(377)	(260)

Net income (loss) applicable to common stockholders-pro forma	$(3,684)	$(3,450)	$(11,520)	$(2,699)

Loss applicable to common stockholders per share:
Basic - as reported	$(0.04)	$(0.05)	$(0.16)	$(0.06)
Diluted-as reported	$(0.04)	$(0.05)	$(0.16)	$(0.06)
Basic - pro forma	$(0.05)	$(0.06)	$(0.16)	$(0.06)
Diluted-pro forma	$(0.05)	$(0.06)	$(0.16)	$(0.06)

The weighted average grant date fair value of options granted during the quarters ended September 30, 2005 and 2004 were $0.63 and $0.56 respectively. The weighted average grant date fair value of options granted during the nine months ended September 30, 2005 and 2004 were $0.63 and $0.78, respectively.

For purposes of pro forma disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of options is amortized as an expense over the options’ vesting period.

The pro forma impact of options on the net income (loss) for the quarters ended September 30, 2005 and 2004 is not representative of the effects on net income (loss) for future quarters, as future quarters will include the effects of additional stock grants.

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004

Numerator:
Net income (loss)	$(3,488)	$(3,340)	$(11,143)	$(2,439)
Non-cash preferred stock dividend	-	-	-	-
Net income (loss) applicable to common stockholders	$(3,488)	$(3,340)	$(11,143)	$(2,439)

Denominator:
Weighted-average shares outstanding for basic income (loss) per share	78,903	62,371	70,698	43,667
Effect of dilutive securities:
Stock options and warrants	-	-	-	-
Weighted-average shares outstanding for diluted income (loss) per share	78,903	62,371	70,698	43,667

Basic net income (loss) per share	$(0.04)	$(0.05)	$(0.16)	$(0.06)
Diluted net income (loss) per share	$(0.04)	$(0.05)	$(0.16)	$(0.06)

Due to the net loss applicable to common stockholders, loss per share for the three and nine months ended September 30, 2005 is based on the weighted average number of common shares only, as the effect of including equivalent shares from stock options would be anti-dilutive. If the Company had recorded net income, the calculation of earnings per share would have been impacted by the dilutive effect of the outstanding stock options priced below the market price of the common shares at September 30, 2005 but would not have been affected by the outstanding stock options and warrants priced above the market price of the common shares at September 30, 2005. The following securities have not been included in the calculation of diluted net income (loss) per share as their inclusion would have been anti-dilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Stock options	5,382,614	3,753,493	5,382,614	3,753,493
Warrants	23,383,046	17,830,546	23,383,046	17,830,546
	28,765,660	21,584,039	28,765,660	21,584,039

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

In January 2005, the Company received approximately $9,000 from the exercise of warrants to purchase 11,758 shares of Common Stock issued as part of the March 2004 private placement. Additionally, in January 2005, the Company received approximately $50,000 from the exercise of warrants to purchase 125,000 shares of Common Stock issued in November 2003. In August 2005, the Company received approximately $10,000 from the exercise of an employee stock option to purchase 25,000 shares of Common Stock.

Note 3 -  Legal Settlement

On July 8, 2004, Bristol Investment Group, or Bristol, filed with the American Arbitration Association (“AAA”) a demand for arbitration against us seeking cash compensation and warrants based on a letter agreement dated January 28, 2003 pursuant to which Bristol was engaged as a non-exclusive placement agent of investment capital for us.  On October 6, 2005 the arbitrator issued the final award in favor of Bristol, ruling that Bristol is entitled to recover $249,925, plus interest, attorneys’ and other fees, plus Bristol has the right to purchase for $922.80 a five-year, net-exerciseable warrant to purchase 922,800 shares of our common stock at an exercise price of $0.50 per share. As of September 30, 2005, we have recorded an accrued liability with respect to this arbitration award, of which the attorneys’ and other fees have been reflected in selling, general and administrative expenses and the remainder of which was recorded as a stock issuance cost in additional paid-in-capital. The warrants were valued using a Black-Scholes option pricing model, assuming no dividend yield, with the following assumptions: risk-free interest rate of 4.18%, volatility of 1.04 and an expected life of 5 years, resulting in the recording of a stock issue cost of approximately $467,000. Following the issuance of the final arbitration award, the cash arbitration award was paid to Bristol and the right to purchase the warrant for 922,800 shares was exercised. We have agreed to register the shares of common stock underlying the warrant by filing a registration statement on Form S-3 with the SEC by December 10, 2005.

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

Overview

We are an ophthalmic product development company focused on ophthalmic pharmaceutical products based on our proprietary DuraSite® eyedrop-based drug delivery technology, as well as developing genetically-based technologies for the diagnosis, prognosis and management of glaucoma.

•
We face significant challenges related to our lack of financial resources. We only expect our current cash to enable us to continue our operations as currently planned until approximately the middle of December 2005.

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

With our existing resources we are focusing our research and development and commercial efforts on the following:

•	AzaSite (ISV-401), a DuraSite formulation of azithromycin, a broad spectrum antibiotic;
•	AzaSite Plus (ISV-502), a DuraSite formulation of azithromycin and a steroid for inflammation; and
•	targeted activities to support the scientific/clinical foundation of our OcuGene glaucoma genetic test based on our ISV-900 technology.

AzaSite (ISV-401). We have developed a topical formulation of the antibiotic azithromycin, an antibiotic with a broad spectrum of activity that is widely used to treat respiratory and other infections in its oral and parenteral forms, to treat bacterial conjunctivitis and other infections of the outer eye. We believe that the key advantages of AzaSite may include a significantly reduced dosing regimen (9 doses vs. 21 - 36 doses for comparable products), enabled by the high and persistent levels of azithromycin achieved in the tissues of the eye and its wide spectrum of activity. Product safety and efficacy have been shown, respectively, in Phase 1 and Phase 2 clinical trials. The Phase 2 study compared an AzaSite formulation containing 1% azithromycin to a placebo. The results of this study showed that the AzaSite formulation was more effective than the placebo in bacterial eradication and clinical cure, which includes reduction in inflammation and redness.

In July 2004, we initiated two pivotal Phase 3 clinical trials for AzaSite. One of the Phase 3 clinical trials is a multi-center study in which patients in one arm are being dosed with a 1% AzaSite formulation and the patients in the second arm are being dosed with a placebo. This study was designed to include approximately 550 patients, of which 224 must be confirmed positive for acute bacterial conjunctivitis in at least one eye. The other Phase 3 clinical trial is a multi-center study in which patients in one arm were dosed with a 1% AzaSite formulation and the patients in the second arm were dosed with a 0.3% formulation of the antibiotic tobramycin. This study was designed to include approximately 775 patients, of which 310 must be confirmed positive for acute bacterial conjunctivitis in at least one eye. The Phase 3 trials are being conducted in the United States and Latin America and we include both children and adults to permit aggressive enrollment of the subjects necessary to complete the studies. In October 2004, we announced that over 100 of the centers at which the clinical trials are being conducted have been activated and are enrolling patients in the two clinical trials. The primary endpoint of both trials will be clinical cure with a second endpoint of bacterial eradication. In September 2005, we announced the completion of enrollment for the clinical trial of AzaSite and tobramycin. Clinical data from that trial is anticipated to be announced before the end of November 2005.

In 2003, we secured a new source for the active ingredient used in AzaSite and in March 2005 we signed a commercial supply agreement with this source that provides for supply of the active ingredient for an initial nine year period, which may be extended. In September 2005 we signed a contract-manufacturing agreement with Cardinal Health for production of commercial units. Cardinal Health manufactured our clinical trial supplies and registration batches under the supervision of our personnel. The registration batches needed to support the filing of the New Drug Application, or NDA, for AzaSite with the United States Food and Drug Administration, or FDA, were manufactured under this arrangement in the fourth quarter of 2004. We anticipate that our contract manufacturing facility at Cardinal Heath will be ready for inspection by the FDA at the time of our NDA submission.

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

ISV-403. In February 2003, we filed an Investigational New Drug Application, or IND with the FDA for our ophthalmic antibiotic product candidate ISV-403, which was the first milestone under the August 2002 license agreement with Bausch & Lomb and resulted in the receipt of $2.0 million from the sale of Series A-1 Preferred Stock. In April 2003, we began a Phase 1 clinical trial of ISV-403 and in June 2003 the dosing for the study was completed. In December 2003, we sold the ISV-403 product candidate to Bausch & Lomb, which resulted in the receipt of $1.5 million in cash, the return of the $4.0 million of Series A-1 Preferred Stock, and the related dividends, to us for cancellation, and provides for royalties on future product sales, if any. During the first nine months of 2004, we provided contract research services to Bausch & Lomb. These activities have been completed and due to the sale, Bausch & Lomb is now responsible for the further clinical development of the product and we are focusing our development efforts on our AzaSite anti-infective product franchise.

From our inception through the end of 2001, we did not receive any revenues from the sale of our products, other than a small amount of royalties from the sale of our AquaSite product, an over-the-counter dry eye treatment, by CIBA Vision and Global Damon. In the fourth quarter of 2001, we commercially launched our OcuGene glaucoma genetic test and early in 2002 we began to receive a small amount of revenues from the sale of this test. With the exception of 1999 and the six month period ended June 30, 2004, we have been unprofitable since our inception due to continuing research and development efforts, including preclinical studies, clinical trials and manufacturing of our product candidates. We have financed our research and development activities and operations primarily through private and public placements of our equity securities, issuance of convertible debentures and, to a lesser extent, from collaborative agreements and bridge loans.

Results of Operations

Revenues.

We had total net revenues in the third quarter of 2005 and 2004 of $1,000 and $49,000, respectively, and $3,000 and $541,000 for the nine months ended September 30, 2005 and 2004, respectively. In the first nine months of 2005 and 2004, sales of OcuGene represented 100% and 1% of our net revenues, respectively. In the first nine months of 2004, 99% of our net revenues were derived from contract research activities. The decrease in revenue from the first nine months of 2004 to the same period in 2005 is due to contract research activities conducted for Bausch & Lomb in 2004 under the ISV-403 Asset Purchase Agreement in the first six months of 2004. We completed these services in the third quarter of 2004 and no such revenue was earned during 2005. We recognize revenue when all services have been performed and collectibility is reasonably assured. Accordingly, revenue for the sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product.

Cost of goods.

Cost of goods of $3,000 and $3,000 for the third quarter of 2005 and 2004 respectively, and $11,000 and $11,000 for the nine months ended September 30, 2005 and 2004, respectively, reflect the cost of OcuGene tests performed as well as the cost of sample collection kits distributed for use.

Research and development.

Research and development expenses increased to $2.7 million during the third quarter of 2005 from $2.6 million during the third quarter of 2004, and increased to $8.2 million from $5.0 million for the first nine months of 2005 compared to the first nine months of 2004. These increases reflect costs related to the AzaSite program including the Phase 3 clinical trials, with payments to clinical research organizations and the testing laboratory used to conduct the trials, as well as consultants to assist with the preparation of the related New Drug Application (NDA).

Selling, general and administrative.

Selling, general and administrative expenses increased to $823,000 in the third quarter of 2005 from $781,000 in the third quarter of 2004. This increase mainly reflects the additional legal fees and related expenses incurred regarding the final settlement of the Bristol arbitration.

Selling, general and administrative expenses increased to $2.9 million during the first nine months of 2005 from $2.6 million during the first nine months of 2004. The increase mainly reflects legal fees incurred in the defense of the Bristol arbitration including the legal fees and other expense reimbursements to be paid to Bristol as part of the arbitration award. Costs incurred for marketing studies related to the AzaSite and AzaSite Plus product candidates were offset by a decrease in the costs incurred related to the 2005 annual meeting of stockholders compared to the prior year including preparation and mailing of the proxy statement and other related materials for the meetings.

Our expenses for the remainder of the year ended December 31, 2005 will be dependent upon the progress of our AzaSite Phase 3 clinical trials and we currently anticipate that our research and development expenses will increase significantly from levels incurred in the year ended December 31, 2004 as we proceed with our AzaSite program. We may also make selective additions to our headcount to further support preparation of our anticipated AzaSite NDA. We anticipate that we will continue to limit activity on our other product candidates absent additional funding as we focus on our AzaSite clinical program. Also, we anticipate that the increase in our selling, general and administrative costs we have incurred in the first three quarters of 2005 will continue at a similar level for the remainder of 2005. We anticipate that the expense reductions related to the scale-back of marketing activities related to OcuGene will continue through the remainder of 2005.

Interest, other income and expenses.

No net interest, other income and expense was incurred in the third quarter of 2005 or in the third quarter of 2004. Net interest, other income and expense was an expense of $4,000 in the nine months ending September 30, 2005 compared to an expense of $43,000 in 2004. This change principally reflects the interest expense related to the debt discount of convertible debentures incurred before the notes were repaid in 2004 and decreased interest expense due to the lower amount of short-term notes payable in 2005 due to note repayments in 2004.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of debt and equity securities, equipment and leasehold improvement financing, other debt financing and payments under corporate collaborations. At September 30, 2005, our cash and cash equivalents balance was $3.3 million. It is our policy to invest our cash and cash equivalents in highly liquid securities, such as interest bearing money market funds, Treasury and federal agency notes and corporate debt. In May 2005, we completed a private placement for approximately $8.2 million, net of placement fees. We only expect our current cash to enable us to continue our operations as currently planned until approximately the middle of December 2005.

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

Net cash used in operating activities was $10.4 million and $7.7 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in net cash used in operating activities reflected the conduct of the AzaSite Phase 3 clinical trials, which commenced in July 2004. Operating activities in the first nine months of 2004 related primarily to research and development expenditures for our antibiotic program AzaSite and under the research contract with Bausch & Lomb on ISV-403.

Net cash provided by investing activities included the reduction in restricted cash of $170,000 less $92,000 used in the first nine months 2005 for the acquisition of laboratory and other equipment. There were no material investing activities in the first nine months of 2004.

Net cash provided by financing activities was $8.2 million in the first nine months of 2005 compared to $14.5 million in the first nine months of 2004. We received net proceeds of $8.2 million from the issuance of an aggregate of approximately 16.6 million shares of common stock in a May 2005 private placement. In 2004, we received net proceeds of $15.1 million from the issuance of an aggregate of 33.0 million shares of common stock in the initial and final closing of a private placement in March and June, respectively, of 2004. We received $16,000 and $6,000 in the first nine months of 2005 and 2004, respectively from the issuance of our common stock under our employee stock purchase plan and from the exercise of stock options by employees. In the first nine months of 2004, we made $647,000 of payments on our short-term borrowings, including redemption of $17,000 of convertible notes payable, and $10,000 of payments on capital leases for certain laboratory equipment. Additionally, we received $21,000 in the first six months of 2004, respectively, as payment on notes receivable from a stockholder.

Assuming we are able to obtain additional financing when required to continue our operations, our future capital expenditures and requirements will depend on numerous factors, including the progress and results of our clinical testing, research and development programs (particularly AzaSite) and preclinical testing, the time and costs involved in obtaining regulatory approvals, our ability to successfully commercialize AzaSite and OcuGene and any other products that we may launch in the future, our ability to establish collaborative arrangements, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in our existing collaborative and licensing relationships, acquisition of new businesses, products and technologies, the completion of commercialization activities and arrangements, and the purchase of additional property and equipment.

RISK FACTORS

Our current cash will only fund our business until approximately the middle of December 2005. We will need additional funding, either through equity or debt financings or partnering arrangements, that could be further dilutive to our stockholders and could negatively affect us and our stock price

Our independent auditors included an explanatory paragraph in their audit report related to our consolidated financial statements for the fiscal year ended December 31, 2004 referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern.

We only expect our current cash to enable us to continue our operations as currently planned until approximately the middle of December 2005. At that point, or earlier if circumstances change from our current expectations, we will require additional funding. We cannot assure you that additional funding will be available on a timely basis, or on reasonable terms, or at all. The terms of any securities issued to future investors may be superior to the rights of our then current stockholders and could result in substantial dilution and could adversely affect the market price for our Common Stock. If we raise funds through the issuance of debt securities, such debt will likely be secured by a security interest or pledge of all of our assets, will require us to make principal and interest payments in cash, securities or a combination thereof, would likely include the issuance of warrants, and may subject us to restrictive covenants. If we do not obtain such additional financing when required, we would likely have to cease operations and liquidate our assets. In addition, the existence of the explanatory paragraph in the audit report may in and of itself harm our stock price as certain investors may be restricted or precluded from investing in companies that have received this notice in an audit report. Further, the factors leading to the explanatory paragraph in the audit report may harm our ability to obtain additional funding and could make the terms of any such funding, if available, less favorable than might otherwise be the case.

In addition, we expect to enter into partnering and collaborative arrangements in the future as part of our business plan, regardless of whether we require additional funding to continue our operations. Such arrangements could include the licensing or sale of certain assets or the issuance of securities, which may adversely affect our future financial performance and the market price of our Common Stock and we cannot assure you that such arrangements will be beneficial to us. It is difficult to know our future capital requirements precisely as such requirements depend upon many factors, including:

•	the progress and results of our preclinical and clinical testing, especially results of our ongoing Phase 3 clinical trials for our AzaSite product candidate;
•	the progress of our research and development programs;
•	our ability to establish additional corporate partnerships to develop, manufacture and market our potential products;
•	the outcome of existing or possible future legal actions;
•	the cost of maintaining or expanding a marketing organization for OcuGene and the related promotional activities;
•	changes in, or termination of, our existing collaboration or licensing arrangements;
•	whether we manufacture and market any of our other products ourselves;
•	the time and cost involved in obtaining regulatory approvals;
•	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;
•	competing technological and market developments; and
•	the purchase of additional capital equipment.

If we do not receive additional funding when needed to continue our operations we will likely cease operations and liquidate our assets, which are secured by notes payable to our chief executive officer

In the event that we are unable to secure additional funding when required to continue our operations, we will likely be forced to wind down our operations, either through liquidation, voluntary or involuntary bankruptcy or a sale of our assets. As of September 30, 2005, our chief executive officer had outstanding notes payable from us in an aggregate principal amount of $231,000, which are secured by a lien on substantially all of our assets including our intellectual property. The notes issued by us in connection with these loans are due on the earlier to occur of March 31, 2007 or 10 business days subsequent to the successful completion of a pivotal Phase 3 clinical trial with AzaSite. In the event that we wind down operations, whether voluntarily or involuntarily, while these secured loans are outstanding, this security interest enables our chief executive officer to control the disposition of these assets. If we are unable to repay the amounts due under the secured notes when due, our chief executive officer could cause us to enter into involuntary liquidation proceedings in the event we default on our obligations and could take possession of our assets. If we wind down our operations for any reason, it is likely that our stockholders will lose their entire investment in us.

Clinical trials are very expensive, time-consuming and difficult to design and implement

We commenced two Phase 3 trials of our AzaSite product candidate in the third quarter of 2004. In October 2005 we announced the completion of enrollment in one of the two Phase 3 trials. The AzaSite Phase 3 trials will be expensive and may be difficult to implement due to the number of patients and testing sites and could be subject to delay or failure at any stage of the trials. We expect our current funding will only be sufficient to enable us to continue our operations as currently planned until approximately the middle of December 2005. Accordingly, we will require additional funds to prepare the related clinical reports, obtain the necessary FDA approvals and market the product. Any delay or failure of, or adverse results from, the AzaSite trials will likely require us to obtain even further funding in order to address such delays or failures or to refocus our efforts on other product candidates and such delay, failure or adverse results could make it much more difficult or expensive for us to obtain funding. Human clinical trials for our product candidates are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials of our other product candidates will take at least several years to complete once initiated. Furthermore, we could encounter problems that cause us to abandon or repeat clinical trials, further delaying or preventing the completion of such trials. The commencement and completion of clinical trials may be delayed by several factors, including:

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

We are aware that Pfizer has been recently issued U.S. Patent No. 6,681,411 by the USPTO and the European Patent Office has granted its European counter part EP 0925789, both of which cover the use of azithromycin in a topical formulation to treat ophthalmic infections. We may require a license under these patents to develop or sell AzaSite for ophthalmic indications in the U.S. and/or Europe, which may not be available on reasonable commercial terms, if at all. If we are unable to obtain a license to these patents, Pfizer brings suit to enforce them, these patents are held valid and enforceable and our technology is deemed to infringe these patents, Pfizer would be entitled to damages and we could be prevented from selling AzaSite in Europe and/or the U.S.

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

Our current financial situation may impede our ability to protect or enforce adequately our legal rights under agreements and to our intellectual property

We only expect our current cash to enable us to continue our operations as currently planned until approximately the middle of December 2005. Our limited financial resources make it more difficult for us to enforce our intellectual property rights, through the filing or maintenance of patents, taking legal action against those that may infringe on our proprietary rights, defending infringement claims against us, or otherwise. Our current financial situation may impede our ability to enforce our legal rights under various agreements we are currently a party to or may become a party to due to our inability to incur the costs associated with such enforcement. Our inability to protect our legal and intellectual property rights adequately may make us more vulnerable to infringement and could harm our business.

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

Questions concerning our financial condition may cause customers and current and potential partners to reduce or not conduct business with us

Our recent and on-going financial difficulties, and concerns regarding our ability to continue operations even if we are able to raise additional funding, may cause current and potential customers and partners to decide not to conduct business with us, to reduce or terminate the business they currently conduct with us, or to conduct business with us on terms that are less favorable than those customarily offered by them. In such event, our sales would likely decrease, our costs could increase, our product development and commercialization efforts would suffer and our business will be significantly harmed.

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

We have a history of operating losses and we expect to continue to have losses in the future

We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that did not prove to have commercial potential. As of September 30, 2005, our accumulated deficit was approximately $132.4 million. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties or other revenues from sales of our products. In addition, we recognize revenue when all services have been performed and collectibility is reasonably assured. Accordingly, revenue for the sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product. In addition, due to this delay in revenue recognition, our revenues recognized in any given period may not be indicative of our then current viability and market acceptance of our OcuGene product.

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

The FDA's policies may change and additional government regulations may be promulgated which could prevent or delay regulatory approval of our potential products. Moreover, increased attention to the containment of health care costs in the United States could result in new government regulations that could harm our business. Adverse governmental regulation might arise from future legislative or administrative action, either in the United States or abroad. See "-Uncertainties regarding healthcare reform and third-party reimbursement may impair our ability to raise capital, form collaborations and sell our products"

We rely on third parties to develop, market and sell our products; we may not be able to continue or enter into third party arrangements, and these third parties' efforts may not be successful

We do not plan on establishing an internal dedicated sales force or a marketing organization for our product candidates. We also rely on third parties for clinical testing or certain other product development activities especially in the area of our glaucoma programs. We are currently pursuing a licensing or collaborative agreement for the sales and marketing of our AzaSite product candidate. There can be no assurances that we will be successful in entering into such an agreement or that a partner would be successful in their efforts, either of which could significantly harm our business.

In order to pursue one of our glaucoma programs ISV-205, which is currently inactive, we must enter into a third party collaboration agreement for the development, marketing and sale or develop, market and sell the product ourselves. There can be no assurance that we will be successful in finding a corporate partner for our ISV-205 program or that any collaboration will be successful, either of which could significantly harm our business. In addition, we have no experience in marketing and selling products and we cannot assure you that we would be successful in marketing ISV-205 ourselves. If we are to develop and commercialize our product candidates successfully, including ISV-205, we will be required to enter into arrangements with one or more third parties that will:

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

We have no experience in commercial manufacturing and if contract manufacturing is not available to us or does not satisfy regulatory requirements, we will have to establish our own regulatory compliant manufacturing capability and may not have the financial resources to do so

We have no experience manufacturing products for Phase 3 and commercial purposes. We have a pilot facility licensed by the State of California to manufacture a number of our products for Phase 1 and Phase 2 clinical trials but not for late stage clinical trials or commercial purposes. Any delays or difficulties that we may encounter in establishing and maintaining a relationship with qualified manufacturers to produce, package and distribute our finished products may harm our clinical trials, regulatory filings, market introduction and subsequent sales of our products.

We have a contract with Cardinal Health, the manufacturer of our AzaSite Phase 3 clinical trial supplies and registration batches, to validate their production line for commercial scale batches and to manufacture the required validation batches for FDA review. Additionally, we have entered into a commercial manufacturing agreement with Cardinal Health for an initial nine year period. Other commercial manufacturers exist and we currently believe that we could obtain alternative commercial manufacturing services if required. However, qualification of another manufacturer, transfer of the manufacturing process and regulatory approval of such a site would be costly and time consuming and would adversely impact our potential market introduction and subsequent sales of AzaSite.

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

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have products competitive with AzaSite already approved or in development including Zymar and Ocuflox by Allergan, Vigamox and Ciloxan by Alcon, and Quixin by Johnson & Johnson. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:

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

Management and principal stockholders may be able to exert significant control on matters requiring approval by our stockholders and security interests in our assets held by management may enable them to control the disposition of such assets

As of September 30, 2005, our management and principal stockholders together beneficially owned approximately 20% of our outstanding shares of Common Stock. In addition, investors in our March 2004 and May 2005 private placements, as a group, owned approximately 49% of our outstanding shares of Common Stock as of September 30, 2005. If such investors were to exercise the warrants they currently hold, assuming no additional acquisitions or distributions, such investors would own approximately 60% of our outstanding shares of Common Stock based on their ownership percentages as of September 30, 2005. As a result, these two groups of stockholders, acting together or as indivitual groups, may be able to exert significant control on matters requiring approval by our stockholders, including the election of a majority of our Board of Directors and the approval of business combinations.

In July 2003, we issued a $400,000 short-term senior secured note payable to Dr. Chandrasekaran, our chief executive officer, chief financial officer and a member of our board of directors, for cash. As of September 30, 2005, $231,000 of this note remained outstanding. This note bears an annual interest rate of five and one-half percent (5.5%) and is due on the earlier to occur of March 31, 2007 or 10 business days subsequent to the successful completion of a pivotal Phase 3 clinical trial with AzaSite and is secured by a lien on substantially all of our assets including our intellectual property and certain other equipment secured by the lessor of such equipment.

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

We invest our excess cash in investment grade, interest-bearing securities. At September 30, 2005, we had approximately $3.3 million invested in money market mutual funds. A hypothetical decrease in market interest rates by 10 percent from September 30, 2005 levels would not result in a loss of principal and would not materially reduce interest income.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our principal executive and financial officer, Dr. Chandrasekaran, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q (the “Evaluation Date”). Based on that evaluation, Dr. Chandrasekaran concluded as of the Evaluation Date that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

On July 8, 2004, Bristol Investment Group, or Bristol, filed with the American Arbitration Association (“AAA”) a demand for arbitration against us seeking cash compensation and warrants based on a letter agreement dated January 28, 2003 pursuant to which Bristol was engaged as a non-exclusive placement agent of investment capital for us.  On October 6, 2005 the arbitrator issued the final award in favor of Bristol, ruling that Bristol is entitled to recover $249,925, plus interest, attorneys’ and other fees, plus Bristol has the right to purchase for $922.80 a five-year, net-exerciseable warrant to purchase 922,800 shares of our common stock at an exercise price of $0.50 per share. As of September 30, 2005, we have recorded an accrued liability with respect to this arbitration award, of which the attorneys’ and other fees have been reflected in selling, general and administrative expenses and the remainder of which was recorded as a stock issuance cost in additional paid-in-capital. Following the issuance of the final arbitration award, the cash arbitration award was paid to Bristol and the right to purchase the warrant for 922,800 shares was exercised. We have agreed to register the shares of common stock underlying the warrant by filing a registration statement on Form S-3 with the SEC by December 10, 2005.

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

INSITE VISION INCORPORATED

Dated: November 14, 2005	By:	/s/ S. Kumar Chandrasekaran, Ph.D.
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