Form 10-K
period 2005-12-31
INSITE VISION INC
filed 2006-03-31
CIK 802724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-22332

INSITE VISION INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	94-3015807
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

965 Atlantic Avenue, Alameda CA	94501
(Address of principal executive offices)	(Zip Code)

(510)-865-8800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
     Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
      Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐  No ☒

The aggregate market value of registrant’s Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of June 30, 2005: was approximately $42,950,850 (based upon the closing sale price of the Common Stock on the last business day of the registrant’s most recently completed second fiscal quarter). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the Common Stock have been excluded from such calculation as such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock, $0.01 par value, outstanding as of March 27, 2006: 86,085,307.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

With our existing resources we are focusing our research and development and commercial efforts on the following:

•	AzaSite’ (ISV-401), a DuraSite formulation of azithromycin, a broad spectrum antibiotic; and
•	AzaSite Plus’ (ISV-502), a DuraSite formulation of azithromycin and a steroid for inflammation and pain.

AzaSite (ISV-401). To treat bacterial conjunctivitis and other infections of the outer eye we have developed a topical formulation (AzaSite) of the antibiotic azithromycin, an antibiotic with a broad spectrum of activity that is widely used to treat respiratory and other infections in its oral and parenteral forms. We believe that the key advantages of AzaSite may include a significantly reduced dosing regimen (9 doses vs. 21-36 doses for comparable products), enabled by the high and persistent levels of azithromycin achieved by our formulation in the tissues of the eye and its wide spectrum of activity. Product safety and efficacy have been shown, respectively, in Phase 1 and Phase 2 clinical trials. The Phase 2 study compared an AzaSite formulation containing 1% azithromycin to a placebo. The results of this study showed that the AzaSite formulation was significantly more effective than the placebo in clinical resolution (p < 0.03), which includes reduction in inflammation and redness, and bacterial eradication (p < 0.001).

In July 2004, we initiated two pivotal Phase 3 clinical trials for AzaSite which were conducted both in the United States and in select Latin American countries. One of the Phase 3 clinical trials was a multi-center study in which patients in one arm were dosed with a 1% AzaSite formulation and the patients in the second arm were dosed with a 0.3% formulation of the antibiotic tobramycin. In November 2005, we announced that upon completion of enrollment this study included a total of 746 patients 1 year or older, of which 316 were confirmed positive for acute bacterial conjunctivitis in at least one eye. The results of this Phase 3 study indicated that AzaSite demonstrated a clinical resolution rate of 80% as compared to 78% for tobramycin. This result shows that the clinical resolution rate of AzaSite is equivalent to tobramycin, the primary efficacy endpoint of the study, according to statistical criteria which were previously agreed to by the FDA. The bacterial eradication rate was also equivalent for both groups.

The other Phase 3 clinical trial was a multi-center study in which patients in one arm were dosed with a 1% AzaSite formulation and the patients in the second arm were dosed with a placebo. In January 2006 we completed enrollment in this study of approximately 685 patients, of which approximately 277 were confirmed positive for acute bacterial conjunctivitis in at least one eye. In March 2006, we announced that the results of this study showed that the AzaSite formulation was more effective than the placebo in clinical resolution, which includes reduction in inflammation and redness, while also being superior in bacterial eradication over placebo.

In September 2005, we signed a manufacturing supply agreement with Cardinal Health for the manufacture of AzaSite commercial units. Cardinal Health has manufactured the clinical trial supplies used in our two Phase 3 bacterial conjunctivitis clinical trials, and also the registration batches to be used for the AzaSite New Drug Application. We anticipate that this contract manufacturing facility will be ready for inspection by the FDA soon after our NDA submission.

AzaSite Plus (ISV-502). Our first effort toward the expansion of our product candidate AzaSite into a larger franchise is the development of a combination of AzaSite with an anti-inflammatory steroid for the treatment of blepharitis, an infection of the eyelid and one of the most common eye problems in older adults. This combination product candidate is currently in preclinical development and will be more actively pursued as personnel and financial resources become available and as activities to support the AzaSite NDA are completed. We anticipate initiating Phase 1 clinical trials in 2006.

Revenue. From our inception through the end of 2001, we did not receive any revenues from the sale of our products, other than a small amount of royalties from the sale of our AquaSite product by CIBA Vision and Global Damon. In the fourth quarter of 2001, we commercially launched our OcuGene glaucoma genetic test and early in 2002 we began to receive a small amount of revenues from the sale of this test. With the exception of 1999 and the six month period ended June 30, 2004, we have been unprofitable since our inception due to continuing research and development efforts, including preclinical studies, clinical trials and manufacturing of our product candidates. We have financed our research and development activities and operations primarily through private and public placements of our equity securities, issuance of convertible debentures and, to a lesser extent, from collaborative agreements and bridge loans.

Business Strategy. Our business strategy is to license promising product candidates and technologies from academic institutions and other companies to which to apply our ophthalmic formulation expertise, to conduct preclinical and clinical testing, if necessary, and to partner with pharmaceutical companies to complete clinical development and regulatory filings as needed and to manufacture and market our products. We also have internally developed DuraSite-based product candidates using either non-proprietary drugs or compounds developed by others for non-ophthalmic indications. As with in-licensed product candidates, we either have or plan to partner with pharmaceutical companies to complete clinical development and commercialization of our own product candidates.

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

Ophthalmic Pharmaceutical Market

As the risk of most ophthalmic diseases increases with age, the U.S. ophthalmic market is projected to outpace the growth of the worldwide ophthalmic market due to the aging "baby-boomer" population. The prevalence of eye disease increases disproportionately with age and is ten times greater in persons over the age of 65. The U.S. Census Bureau projects that the U.S. population over age 65 will increase from 34 million in 1997 to approximately 69 million by the year 2030. We believe that this aging of the U.S. population and similar trends in other developed countries will lead to increased demand for new ophthalmic products.

In addition to changing demographics, we believe that emerging medical technologies, such as genetics, will assist eye care physicians in understanding the patho-physiology of serious eye diseases like glaucoma, which will allow the identification and treatment of ocular disease at an earlier stage.

New drug formulations and delivery methods are also being developed to deliver lower concentrations of drugs over an extended period of time. Whether these enhanced delivery technologies are focused on age-related macular degeneration (AMD) or bacterial conjunctivitis (pink eye), the emergence of these products will lead to increased patient compliance and fewer complications due to inconsistent drug administration.

There are approximately 119 million Americans who are past the age of 40, which is the age at which serious eye diseases typically become a problem. Some 35 million are already affected by the four most prevalent: age-related macular degeneration, diabetic retinopathy, glaucoma, and cataracts. With the leading edge of the baby-boomer generation approaching 60, the number of eye-disease sufferers is expected to increase dramatically, topping 50 million or more over the next 15 years just in the United States.

We are a specialty pharmaceutical development company with our primary focus on the development of novel ophthalmic therapies that treat ocular infections, glaucoma and retinal diseases. Our main strategy is to utilize our patented drug-delivery vehicle, DuraSite, to develop enhanced drug therapies with reduced dosing frequencies.

Our lead product is AzaSite, which targets infections of the eye and is part of the ophthalmic anti-infective or antibiotic market. The global ophthalmic anti-infective market was approximately one billion dollars in 2005. The market is comprised of two separate product segments:

•	Ocular antibiotic products
•	Ocular antibiotic/steroid combination products

Both the antibiotic and combination antibiotic/steroid markets are expected to experience healthy growth in the future. New product developments, growth of less-industrialized nations, and an expanding elderly population are factors expected to support continued growth.

AzaSite, as an ocular antibiotic product, contains the drug azithromycin, a broad-spectrum antibiotic formulated with DuraSite, which offers the benefit of a low-dosing regimen, attractive to both the eye-care patient and physician. This product will initially be launched in the United States for the indication of bacterial conjunctivitis or "pink eye". We will then plan to expand this "technology platform" to include additional product candidates and indications for the worldwide market.

Bacterial conjunctivitis is a common ocular surface disease characterized by inflammation of the delicate skin and mucosa on the inside of the eyelids. These bacterial infections are contagious and are generally accompanied by irritation, itching, foreign body sensation watering, mucus discharge and redness. The bacterial form of the disease is generally more common in children than adults.

We are also developing AzaSite Plus, an ocular antibiotic/steroid combination product. This novel combination product would also contain the antibiotic azithromycin and the anti-inflammatory steroid dexamethasone. It would be indicated for the treatment of steroid-responsive inflammatory ocular conditions for which a cortiosteroid is indicated and where superficial bacterial ocular infection or risk of infection exists. This combination product profile is also being considered for other topical anti-infective markets such as the otic or ear infection market.

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

Principal Products and Product Candidates

Product	Indications	Anticipated Benefits	Status(1)

Active Programs

Ophthalmic Anti-infectives

AzaSite	Bacterial infection including ophthalmia neonatorum	Broad spectrum antibiotic with reduced dosing frequency	Phase 3 completed

AzaSite Plus	Blepharitis and other ophthalmic infections	Broad spectrum antibiotic with reduced dosing frequency	Preclinical

AzaSite Plus	Otic infections	Broad spectrum antibiotic with reduced dosing frequency	Preclinical

Other Topical Product Candidates and Product

ISV - 205	Inflammation and analgesia	Reduced dosing frequency	Preclinical

AquaSite	Dry eye	Reduced dosing frequency and extended duration of action	Marketed (OTC)

Glaucoma Genetics

OcuGene - Glaucoma Genetic Test	Glaucoma severity (TIGR gene)	Determine disease severity among glaucoma patients	Marketed

Inactive Programs

Glaucoma Product Candidates

ISV - 205	Steroid-induced intraocular pressure elevation, glaucoma	Treat/prevent disease progression	Phase 2(b) completed

Retinal Device

ISV - 014	Retinal drug delivery device for potential treatment of diabetic retinopathy and macular degeneration	Non-surgical delivery of drugs to the retina	Research

1)
All products except OcuGene, AquaSite and ISV-014 are expected to be prescription pharmaceuticals. As denoted in the table, “Preclinical” follows the research stage and indicates that a specific compound is being tested in preclinical studies in preparation for filing an investigational new drug application, or IND. For a description of preclinical trials, IND, Phase 1, Phase 2 and Phase 3 clinical trials and New Drug Application, or NDA, see “—Government Regulation.”

Ophthalmic Anti-infectives

AzaSite. We have developed a topical formulation of the antibiotic, azithromycin to treat bacterial conjunctivitis and other infections of the outer eye. Azithromycin has a broad spectrum of antibiotic activity and is widely used to treat respiratory and other infections in its oral and parenteral forms. The eye drop of 1% azithromycin (ISV-401) is formulated to deliver sufficient tissue concentrations over a 5-day dosing period using our proprietary DuraSite technology. The eyedrop is designed to enable superior bactericidal activity against common ocular pathogens and pseudomonas. We believe the key advantages of AzaSite may include a significantly reduced dosing regimen (9 doses vs. 36 doses for comparable products), the high and persistent levels of azithromycin achieved in the tissues of the eye and its wide spectrum of activity. Phase 1, 2 and 3 studies have shown that AzaSite is well tolerated and effective.

AzaSite has been formulated to meet the regulatory requirements for both the United States and most other countries. Our marketing emphasis will focus on pediatricians, general practitioners, and ophthalmologists. Pediatricians and general practice physicians write more than 65% of total prescriptions for ophthalmic antibiotics. We expect that if and when it is approved and commercialized AzaSite will be positioned to compete favorably with the newer 4th generation fluoroquinolones for antibacterial coverage. Further, AzaSite possesses the advantage of reduced dosing frequency that we believe may ultimately increase patient compliance and reduce the likelihood of the development of bacterial resistance. Marketing of AzaSite will require us first to obtain additional funding either from a strategic partner or from investors.

Product safety and efficacy have been evidenced, respectively, in Phase 1, Phase 2 and Phase 3 clinical trials. In November 2005, we announced the results of our first Phase 3 clinical trial which compared AzaSite to the antibiotic tobramycin. The results indicated that the clinical resolution rate of AzaSite is equivalent to tobramycin, the primary efficacy endpoint of the study, according to statistical criteria which were previously agreed to by the FDA. The bacterial eradication rate was also equivalent for both groups. In March 2006, we announced the results of a second Phase 3 clinical trial which compared AzaSite to a placebo. The results indicated that AzaSite is significantly superior to the placebo in both clinical resolution rates and bacterial eradication rates. Both of the trials were conducted in the United States and Latin America and included both children and adults. The data from all of our clinical trials is currently being compiled along with results of our preclinical testing, chemistry and manufacturing and other required data into an NDA intended to be filed with the FDA in 2006.

We have secured a source for the active ingredient for AzaSite and have produced clinical trial supplies and registration batches at a contract-manufacturing site. These supplies were manufactured under the supervision of our personnel. We anticipate that this contract manufacturing facility will be ready for inspection by the FDA soon after our NDA submission. It should be noted that manufacturing plans are subject to delays and unanticipated interruptions and we have no experience in manufacturing products for commercialization.

AzaSite Plus Ophthalmic (ISV-502). Our first effort toward the expansion of our product candidate AzaSite into a larger franchise is the development of a combination of AzaSite with an anti-inflammatory steroid for the treatment of blepharitis, an infection of the eyelid and one of the most common eye problems in older adults, as well as other ophthalmic infections. This combination product candidate is currently in preclinical development and we anticipate filing an Investigational New Drug Applicaton (IND) with the FDA and initiating a Phase 1 study in 2006.

AzaSite Plus Otic (ISV-016). In a continued effort to expand the AzaSite franchise we have begun to evaluate the use of the AzaSite Plus combination as a treatment for ear infections. This product candidate is currently in preclinical development and we anticipate pursuing it more actively if and when personnel and financial resources become available.

Inflammation and Glaucoma Product Candidates

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

In 2001 we completed a Phase 2b clinical study that was conducted in 233 subjects with ocular hypertension. Genetic information was collected on the subjects using our ISV-900 technology and the subjects were dosed twice daily for six months with ISV-205. Our ISV-900 technology detected the TIGR mt-1 or mt-11 mutations in approximately 70% of the ocular hypertensives participating in the study. In patients with the TIGR mutations, a 0.1% formulation of our ISV-205 product candidate was statistically significantly more effective than placebo in lowering intraocular pressure (IOP) (p=0.008). These effects were not seen to the same extent in patients without the TIGR mutations. ISV-205 was similar to placebo in ocular safety and comfort in all patients. Only with the infusion of additional financial resources we will plan further clinical studies before filing for product approval with the U.S. Food and Drug Administration, or FDA. However, we cannot assure you that similar clinical results will be achieved. Also, initiation of such studies will require us to obtain additional funding either from a strategic partner or from investors.

Other potential indications for ISV-205 may include glaucoma prevention, analgesia and anti-inflammatory indications. Co-exclusive rights, in the U.S., to develop, manufacture, use and sell ISV-205 to treat non-glaucoma indications of inflammation and analgesia, were licensed to CIBA Vision in May 1996.

Other Topical Product Candidates and Marketed Product

AquaSite. The first product utilizing our DuraSite technology was introduced to the OTC market in the U.S. in October 1992 by CIBA Vision. We receive a royalty on sales of AquaSite by CIBA Vision. The product contains the DuraSite formulation and demulcents for the symptomatic treatment of dry eye. In March 1999, we licensed AquaSite to Global Damon Pharm, a Korean company. The license is royalty-bearing, has a term of 10 years and is exclusive in the Republic of Korea. In August 1999, we entered into a ten year royalty-bearing exclusive license with SSP for the sale and distribution of AquaSite in Japan.

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

OcuGene. Current glaucoma tests are often unable to detect the disease before substantial damage to the optic nerve has occurred. Gene-based tests may make it possible to identify patients at risk and initiate treatment before permanent optic nerve damage and vision loss occurs. OcuGene, has been developed to help determine the potential severity of a patient’s glaucoma, and the product was commercially launched at the end of 2001. However, development of additional clinical data will be necessary to support the market utility of this product. We do not anticipate pursuing additional clinical studies and other marketing activities for this product until we obtain the necessary funding. We currently hold licenses to patents issued on the TIGR cDNA, TIGR antibodies, and methods for the diagnosis of glaucoma using the TIGR technology.

In December 2002, we entered into an agreement with Società Industria Farmaceutica Italiana (SIFI) that grants them the exclusive right to manufacture/perform, distribute and market OcuGene in Italy for eight years. SIFI introduced the OcuGene test at two Italian ophthalmic meetings in late 2003, and is currently conducting additional studies to evaluate the technology in the Italian population.

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

The ISV-014 device consists of a handle with a distal platform that is placed against the surface of the eye. A small needle connected to a drug reservoir is extended from the platform into the tissues of the eye. Once in place, a metering mechanism controls the amount and rate that the drug is injected into the tissue. This produces a highly localized depot of drug inside the ocular tissues. By controlling both the distance and direction that the needle protrudes, the device greatly reduces the chance that the needle will penetrate through the sclera of the eye into the underlying tissues, which are easily damaged. We have filed two patent applications related to the device. In the U.S. two patents have been issued on the design and two patents have been issued on the method of use. We have placed further development of the device on hold and are pursuing the licensing of this technology to third parties.

Collaborative, Licensing and Service Agreements

As part of our business strategy, we have entered into, and will continue to pursue additional licensing agreements, corporate collaborations and service contracts. However, there can be no assurance that we will be able to negotiate acceptable collaborative, licensing or service agreements, or that our existing arrangements will be successful, will be renewed or will not be terminated.

Cardinal Health PTS, L.L.C. In September 2005, we entered into a commercial manufacturing supply agreement with Cardinal Health PTS, L.L.C. or Cardinal Health for the manufacture of AzaSite commercial units. The agreement has a term of four years subsequent to the approval by the FDA of Cardinal Health as a manufacturer of AzaSite. Payments under the contract will be dependent upon rolling production forecasts we will provide to Cardinal Health and are subject to certain minimum purchase commitments which escalate over the term of the contract.

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

Societa Industria Farmaceutica Italiana - S.P.A. (SIFI) In December 2002, we entered into an exclusive distribution agreement with SIFI for OcuGene in Italy. The distribution agreement grants SIFI the right to manufacture, directly or indirectly, distribute, perform, market, sell and promote our OcuGene glaucoma genetic test in Italy. Over the initial eight-year term of the agreement SIFI will pay us a fee for each test conducted. The agreement may be extended by SIFI for additional two year periods if certain sales targets are met during the initial and extension periods.

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

Patents and Proprietary Rights

Patents and other proprietary rights are important to our business. Our policy is to file patent applications seeking to protect technology, inventions and improvements to our inventions that we consider important to the development of our business. Additionally, we assist UC Regents in filing patent applications seeking to protect inventions that are the subject of our agreements with those institutions. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. Our DuraSite drug delivery products are made under patents and applications, including two U.S. patents, owned by Columbia and exclusively licensed to us in the field of human ophthalmic applications. In addition, we have filed a number of patent applications in the U.S. relating to our DuraSite technology. Of these applica-tions, six U.S. patents have been issued. Of the patent applications we have licensed from the UC Regents, twelve U.S. patents have been issued. We have four U.S. patents on our retinal drug delivery device that have been issued. Two U.S. patents have been issued related to our antibiotic programs with three applications pending,. Several other patent applications by us and by the UC Regents, relating to the foregoing and other aspects of our business and potential business are also pending. Foreign counterparts of the InSite patents as well as the licensed patents of certain of these applications exist in many countries.

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

A number of pharmaceutical companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with our technologies or patent applications. This conflict could limit the scope of the patents, if any, that we may be able to obtain or result in the denial of our patent applications. In addition, if patents that cover our activities have been or are issued to other companies, there can be no assurance that we would be able to obtain licenses to these patents, at all, or at a reasonable cost, or be able to develop or obtain alternative technology. If we do not obtain such licenses, we could encounter delays in or be precluded altogether from introducing products to the market. For example, we are aware that Pfizer has been issued a U.S. patent, by the USPTO and the European Patent Office has issued a notice of allowance on a patent both of which cover the use of azithromycin in a topical formulation to treat bacterial infections in the eye. We may conclude that we require a license under these patents to develop or sell AzaSite in the U.S. and/or Europe, which may not be available on reasonable commercial terms if at all. If we are unable to obtain a license to these patents and our technology is deemed to infringe these patents, we could be enjoined from pursuing the commercialization of AzaSite in Europe and/or the U.S.

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

Research and Development

On December 31, 2005, our research and development staff numbered 20 people, of whom 4 have Ph.D.s. In 2005, our research and development expenses were $11.3 million. In 2004, our research and development expenses, including third-party research we sponsored, were $7.3 million, including the expenses related to contract research activities for which we received $537,000 from Bausch & Lomb. In 2003, our research and development expenses, including third-party research we sponsored, were $4.4 million, including the expenses related to contract research activities for which we received $128,000 from Bausch & Lomb.

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

We have entered into a manufacturing supply agreement for commercial units of our AzaSite product candidate with Cardinal Health. Cardinal Health was the manufacturer of our AzaSite Phase 3 clinical trial supplies and registration batches to validate their production line for commercial scale batches and to manufacture the required validation batches for FDA review. Cardinal Health’s facility and the line that will be used to produce the AzaSite units will be subject to inspection by the FDA prior to the approval of the related NDA that we anticipate filing in 2006. While we believe Cardinal Health will be prepared for the inspections, they could encounter delays or difficulties in preparing for, or during, the inspection which would adversely impact our potential market introduction and subsequent sales of AzaSite.

Marketing and Sales

The cost to develop and maintain a marketing organization and sales force is significant and would result in the reallocation of resources needed for the development of our product candidates. We do not currently plan on establishing a dedicated sales force or a marketing organization for our AzaSite, AzaSite Plus or other product candidates.

We have entered into corporate collaborations, and we plan to enter into additional collaborations with one or more additional pharmaceutical companies, to market our products. We may not be able to conclude or maintain such arrangements on acceptable terms, if at all.

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

Competition

The pharmaceutical industry is highly competitive and requires an ongoing commitment to the pursuit of technological innovation. Such commitment requires significant investment in the resources necessary to discover, develop, test and obtain regulatory approvals for products. It also involves the need to effectively commercialize, market and promote approved products, including communicating the effectiveness, safety and value of products to customers and medical professionals.

The global ophthalmic market will become even more competitive going forward as the prevalence of eye disease increases, which will lead to increased demand for new and novel ophthalmic products. The market segments that treat diseases and conditions of the eye are subject to ongoing technological change and evolution.

Many companies are engaged in activities similar to our own. Typically, these companies have substantially greater financial, technical, marketing and human resources available to them, which may allow them to succeed in developing technologies and products that are more effective, safer, and receive greater market acceptance than the therapies that we are developing or have developed. These competitors may also succeed in obtaining cost advantages or intellectual property rights that would limit our ability to develop and commercialize our product opportunities, in addition to obtaining a more timely and effective regulatory approval for the commercialization of their products in comparison to our products.

The global ophthalmic pharmaceutical market is currently dominated by a number of large and well-established companies which include Alcon Laboratories, Inc., Allergan, Inc., Bausch & Lomb, Novartis Ophthalmics, Merck & Co., and Pfizer, Inc. While there are many other large and medium sized companies participating in the ophthalmic market, it continues to be very difficult for smaller companies such as our own to successfully develop and market products without entering into effective collaborations with the very companies we classify as our direct competitors.

Certain segments of the greater ophthalmic market, such as those for glaucoma, anti-infective, and anti-inflammatory agents, already have well-established competing products currently available and also many in development by prominent competitors. New products must exhibit improved efficacy and safety profiles, be supported by strong marketing and sales initiatives, and have the support of industry thought leaders in order to penetrate these competitive mature markets.

In summary, our competitive position will depend on our ability to develop enhanced and innovative products, maintain a proprietary position in our technology, obtain required government approvals for our products on a timely basis, attract and retain key personnel, and enter into effective collaborations for the manufacture, commercial marketing and distribution of our products worldwide.

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

Our advisors are as follows:

Name	Position

Mark Abelson, M.D.	Associate Clinical Professor of Ophthalmology, Department of Ophthalmology, Harvard Medical School
Chandler R. Dawson, M.D.	Emeritus Professor, Department of Ophthalmology, University of California, San Francisco
Syd Gilman, Ph.D.	Partner, Trident Rx Consultant Service
Ping H. Hsu, Ph.D.	Consultant, Biostatistics
David G. Hwang, M.D.	Professor of Clinical Ophthalmology, Co-Director, Cornea and Refractive Surgery Service, University of California, San Francisco School of Medicine
Henrick K. Kulmala, Ph.D.	Consultant, Pharmaceutical Development
Michael Marmor, M.D.	Professor, Department of Ophthalmology, Stanford University School of Medicine
James G. Shook, Ph.D.	President, Jim Shook Research, Inc.
Roger Vogel, M.D.	Medical Director

Employees

As of December 31, 2005, we had 32 employees, 30 of whom were full time. None of our employees are covered by a collective bargaining agreement. We believe we have good employee relations. We also utilize independent consultants to provide services in certain areas of our scientific and business operations.

Item 1A. Risk Factors

Our current cash will only fund our business until approximately the end of June 2006. We will need additional funding, either through equity or debt financings or partnering arrangements, that could be further dilutive to our stockholders and could negatively affect us and our stock price

Our independent auditors included an explanatory paragraph in their audit report related to our consolidated financial statements for the fiscal year ended December 31, 2005 referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern.

We only expect our current cash (including cash received for warrant exercises after December 31, 2005 and from the January 2006 closing of our Senior Secured Notes financing) to enable us to continue our operations as currently planned until approximately the end of June 2006. At that point, or earlier if circumstances change from our current expectations, we will require additional funding. We cannot assure you that additional funding will be available on a timely basis, or on reasonable terms, or at all. The terms of any securities issued to future investors may be superior to the rights of our then current stockholders and could result in substantial dilution and could adversely affect the market price for our Common Stock. If we raise funds through the issuance of debt securities, such debt will likely be secured by a security interest or pledge of all of our assets, will require us to make principal and interest payments in cash, securities or a combination thereof, would likely include the issuance of warrants, and may subject us to restrictive covenants. If we do not obtain such additional financing when required, we would likely have to cease operations and liquidate our assets. In addition, the existence of the explanatory paragraph in the audit report may in and of itself harm our stock price as certain investors may be restricted or precluded from investing in companies that have received this notice in an audit report. Further, the factors leading to the explanatory paragraph in the audit report may harm our ability to obtain additional funding and could make the terms of any such funding, if available, less favorable than might otherwise be the case.

In addition, we expect to enter into partnering and collaborative arrangements in the future as part of our business plan, regardless of whether we require additional funding to continue our operations. Such arrangements could include the exclusive licensing or sale of certain assets or the issuance of securities, which may adversely affect our future financial performance and the market price of our Common Stock and we cannot assure you that such arrangements will be beneficial to us. It is difficult to precisely predict our future capital requirements as such requirements depend upon many factors, including:

•	the progress and results of our preclinical and clinical testing, especially results of our ongoing Phase 3 clinical trials for our AzaSite product candidate;
•	our ability to establish additional corporate partnerships to develop, manufacture and market our potential products;
•	the progress of our research and development programs;
•	the outcome of existing or possible future legal actions;
•	the cost of maintaining or expanding a marketing organization for OcuGene and the related promotional activities;
•	changes in, or termination of, our existing collaboration or licensing arrangements;
•	whether we manufacture and market any of our other products ourselves;
•	the time and cost involved in obtaining regulatory approvals;
•	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;
•	competing technological and market developments; and
•	the purchase of additional capital equipment.

If we do not receive additional funding when needed to continue our operations we will likely cease operations and liquidate our assets, which are secured by notes payable to the holders of our December 2005/January 2006 Senior Secured Notes and our chief executive officer

In the event that we are unable to secure additional funding when required to continue our operations, we will likely be forced to wind down our operations, either through liquidation, voluntary or involuntary bankruptcy or a sale of our assets. As of January 31, 2006, we had outstanding secured indebtedness under our December 2005/January 2006 Senior Secured Notes (the “Senior Secured Notes”) and a note issued to our chief executive officer in an aggregate principal amount of $6,531,000, which is secured by a lien on all of our assets including our intellectual property. In the event that we wind down operations, whether voluntarily or involuntarily, while these secured notes are outstanding, this security interest enables the holders of our Senior Secured Notes to control the disposition of these assets. If we are unable to repay the amounts due under the secured notes when due, the holders of such notes could cause us to enter into involuntary liquidation proceedings in the event we default on our obligations and could take possession of our assets. If we wind down our operations for any reason, it is likely that our stockholders will lose their entire investment in us.

Clinical trials are very expensive, time-consuming and difficult to design and implement and it is unclear whether the results of such clinical trials will be favorable

We commenced two Phase 3 trials of our AzaSite product candidate in the third quarter of 2004. In October 2005 we announced the completion of enrollment in one of the two Phase 3 trials and in December 2005 announced preliminary results of that first trial. In January 2006 we announced the completion of enrollment in the second Phase 3 trial and in March 2006 announced the results of that trial. We expect our current cash will only be sufficient to enable us to continue our operations as currently planned until approximately the end of June 2006. Accordingly, we may require additional funds to prepare the related clinical reports, obtain the necessary FDA approvals and market the product. Any delay or failure in the filing of our NDA for AzaSite or in the FDA approval process will likely require us to obtain even further funding and such delay or failure could make it much more difficult or expensive for us to obtain funding. Human clinical trials for our product candidates are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials of our other product candidates will take at least several years to complete once initiated. Furthermore, we could encounter problems that cause us to abandon or repeat clinical trials, further delaying or preventing the completion of such trials. The commencement and completion of clinical trials may be delayed by several factors, including:

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

The results of our clinical trials may not support our product candidate claims

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims. Even if pre-clinical testing and early clinical trials for a product candidate are successful, this does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing or meet our expectations. The clinical trial process may fail to demonstrate that our product candidates are safe for humans or effective for indicated uses. In addition, our clinical trials involve relatively small patient populations. Because of the small sample size, the results of these clinical trials may not be indicative of future results. Any such failure would likely cause us to abandon the product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay or preclude the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. For example, if the FDA determines that our current AzaSite Phase 3 trials did not produce sufficient evidence to obtain approval for the commercialization of AzaSite or the FDA refuses to grant our AzaSite NDA for any other reason, our business would be significantly harmed as we have devoted a significant portion of our resources to this product candidate, at the expense of our other product candidates.

We may require additional licenses or be subject to expensive and uncertain patent litigation in order to sell AzaSite in the U.S. and/or Europe; We are aware that Pfizer has recently received patents in the U.S. and Europe which cover the use of azithromycin in a topical formulation to treat bacterial infections in the eye

A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with our technologies or patent applications. Such conflicts could invalidate our issued patents, limit the scope of the patents, if any, we may be able to obtain, result in the denial of our patent applications or block our rights to exploit our technology. In addition, if the USPTO or foreign patent agencies have issued or issue patents that cover our activities to other companies, we may not be able to obtain licenses to these patents at all, or at a reasonable cost, or be able to develop or obtain alternative technology. If we do not obtain such licenses, we could encounter delays in or be precluded altogether from introducing products to the market.

We are aware that Pfizer has been issued U.S. Patent No. 6,681,411 by the USPTO and the European Patent Office has granted its European counterpart EP 0925789, both of which cover the use of azithromycin in a topical formulation to treat ophthalmic infections. We may require a license under these patents to develop or sell AzaSite for ophthalmic indications in the U.S. and/or Europe, which may not be available on reasonable commercial terms, if at all. If we are unable to obtain a license to these patents, Pfizer brings suit to enforce them, these patents are held valid and enforceable and our technology is deemed to infringe these patents, Pfizer would be entitled to damages and we could be prevented from selling AzaSite in Europe and/or the U.S.

We may need to litigate in order to defend against claims of infringement by Pfizer or others, to enforce patents issued to us or to protect trade secrets or know-how owned or licensed by us. Litigation could result in substantial cost to and diversion of effort by us, which may harm our business, prospects, financial condition, and results of operations. Such costs can be particularly harmful to emerging companies such as ours without significant existing revenue streams or other cash resources. We have also agreed to indemnify our licensees against infringement claims by third parties related to our technology, which could result in additional litigation costs and liability for us. In addition, our efforts to protect or defend our proprietary rights may not be successful or, even if successful, may result in substantial cost to us, thereby utilizing our limited resources for purposes other than product development and commercialization.

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

Our current financial situation may impede our ability to protect or enforce adequately our legal rights under agreements and to our intellectual property

We expect our current cash to enable us to continue our operations as currently planned only until approximately the end of June 2006. Our limited financial resources make it more difficult for us to enforce our intellectual property rights, through the filing or maintenance of patents, taking legal action against those that may infringe on our proprietary rights, defending infringement claims against us, or otherwise. Our current financial situation may impede our ability to enforce our legal rights under various agreements we are currently a party to or may become a party to due to our inability to incur the costs associated with such enforcement. Our inability to adequately protect our legal and intellectual property rights may make us more vulnerable to infringement and could materially harm our business.

We are dependent upon key employees and we may not be able to retain or attract key employees, and our ability to attract and retain key employees is likely to be harmed by our current financial situation

We are highly dependent on Dr. Chandrasekaran, who is our chief executive officer, president and chief financial officer, and Dr. Lyle Bowman, our vice president, development and operations. The loss of services from either of these key personnel might significantly delay or prevent the achievement of planned development objectives. We carry a $1.0 million life insurance policy on Dr. Chandrasekaran under which we are the sole beneficiary, however in the event of the death of Dr. Chandrasekaran such policy would be unlikely to fully compensate us for the hardship and expense in finding a successor such a loss would cause us. We do not carry a life insurance policy on Dr. Bowman. Furthermore, a critical factor to our success will be recruiting and retaining qualified personnel. Competition for skilled individuals in the biotechnology business is highly intense, and we may not be able to continue to attract and retain personnel necessary for the development of our business. Our ability to attract and retain such individuals may be reduced by our recent and current difficult financial situation and our past reductions in force. The loss of key personnel or the failure to recruit additional personnel or to develop needed expertise would harm our business.

We rely on third parties to develop, market and sell our products; we may not be able to continue or enter into third party arrangements, and these third parties’ efforts may not be successful

We do not plan on establishing an internal, dedicated sales force or a marketing organization for our product candidates. We also rely on third parties for clinical testing and certain other product development activities especially in the area of our glaucoma programs. We are currently pursuing a licensing or collaborative agreement for the sale and marketing of our AzaSite product candidate. There can be no assurances that we will be successful in entering into such an agreement or that a partner would be successful in their efforts, either of which could significantly harm our business. In order to pursue our anti-inflammatory and glaucoma programs, ISV-205, we must enter into a third party collaboration agreement for the development, marketing and sale thereof or develop, market and sell the product ourselves. There can be no assurance that we will be successful in finding a corporate partner for our ISV-205 programs or that any collaboration will be successful, either of which could significantly harm our business. In addition, we have no experience in marketing and selling products and we cannot assure you that we would be successful in marketing ISV-205 ourselves. If we are to develop and commercialize our product candidates successfully, including ISV-205, we will be required to enter into arrangements with one or more third parties that will:

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

Our marketing and sales efforts related to our OcuGene glaucoma genetic test have been significantly curtailed. Any future activities would mainly pursued using external resources that included:

•	a network of key ophthalmic clinicians; and
•	other resources with ophthalmic expertise.

We may not be able to enter into or maintain arrangements with third parties with ophthalmic or diagnostic industry experience on acceptable terms or at all. If we are not successful in concluding such arrangements on acceptable terms, or at all, we may be required to establish our own sales force and expand our marketing organization significantly, despite the fact that we have no experience in sales, marketing or distribution. Even if we do enter into collaborative relationships these relationships can be terminated forcing us to seek alternatives. We may not be able to build a marketing staff or sales force and our sales and marketing efforts may not be cost-effective or successful.

In addition, we currently contract with a third party to assemble the sample collection kits used in our OcuGene glaucoma genetic test. If our assembler should encounter significant delays or we have difficulty maintaining our existing relationship, or in establishing a new one, our sales of this product could be adversely affected.

Our strategy for research, development and commercialization of our products requires us to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others; furthermore, we are dependent on the diligent efforts and subsequent success of these outside parties in performing their responsibilities

Because of our reliance on third parties for the development, marketing and sale of our products, any revenues that we receive will be dependent on the efforts of these third parties, such as our corporate collaborators. These partners may terminate their relationships with us and may not diligently or successfully market our products. In addition, marketing consultants and contract sales organizations, we may use in the future for OcuGene and potential future products such as AzaSite, may market products that compete with our products and we must rely on their efforts and ability to market and sell our products effectively. We may not be able to conclude arrangements with other companies to support the commercialization of our products on acceptable terms, or at all. Moreover, our current financial condition may make us a less attractive partner to potential collaborators. In addition, our collaborators may take the position that they are free to compete using our technology without compensating or entering into agreements with us. Furthermore, our collaborators may pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases or disorders targeted by these collaborative programs.

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

Questions concerning our financial condition may cause customers and current and potential partners to reduce or not conduct business with us

Our recent and on-going financial difficulties, and concerns regarding our ability to continue operations, even if we are able to raise additional funding, may cause current and potential customers and partners to decide not to conduct business with us, to reduce or terminate the business they currently conduct with us, or to conduct business with us on terms that are less favorable than those customarily offered by them. In such event, our sales would likely decrease, our costs could increase, our product development and commercialization efforts would suffer and our business will be significantly harmed.

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

We have a history of operating losses and we expect to continue to have losses in the future

We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that did not prove to have commercial potential. As of December 31, 2005, our accumulated deficit was approximately $136.5 million. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties or other revenues from sales of our products. In addition, we recognize revenue when all services have been performed and collectibility is reasonably assured. Accordingly, revenue for the sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product. In addition, due to this delay in revenue recognition, our revenues recognized in any given period may not be indicative of our then current viability and market acceptance of our OcuGene product.

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

Our products are subject to government regulations and approvals which may delay or prevent the marketing of potential products and impose costly procedures upon our activities

The FDA and comparable agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon preclinical and clinical testing, manufacturing and marketing of pharmaceutical products. Lengthy and detailed preclinical and clinical testing, validation of manufacturing and quality control processes, and other costly and time-consuming procedures are required. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. The effect of government regulation may be to delay or to prevent marketing of potential products for a considerable period of time and to impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approval on a timely basis, or at all, for any products we develop. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. If regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which a product may be marketed. Further, even after we have obtained regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. Moreover, the FDA has recently reduced previous restrictions on the marketing, sale and prescription of products for indications other than those specifically approved by the FDA. Accordingly, even if we receive FDA approval of a product for certain indicated uses, our competitors, including our collaborators, could market products for such indications even if such products have not been specifically approved for such indications. Additionally, the FDA recently issued an advisory that microarrays used for diagnostic and prognostic testing may need regulatory approval. The need for regulatory approval of multiple gene analysis is uncertain at this time. Delay in obtaining or failure to obtain regulatory approvals would make it difficult or impossible to market our products and would harm our business, prospects, financial condition, and results of operations.

The FDA’s policies may change and additional government regulations may be promulgated which could prevent or delay regulatory approval of our potential products. Moreover, increased attention to the containment of health care costs in the United States could result in new government regulations that could harm our business. Adverse governmental regulation might arise from future legislative or administrative action, either in the United States or abroad. See “-Uncertainties regarding healthcare reform and third-party reimbursement may impair our ability to raise capital, form collaborations and sell our products”

We have no experience in performing the analytical procedures related to genetic testing and have established an exclusive commercial agreement with a third party to perform these procedures for our OcuGene glaucoma genetic test; If we are unable to maintain this arrangement, and are unable to establish new arrangements with third parties, we will have to establish our own regulatory compliant analytical process for genetic testing and may not have the financial resources to do so

We have no experience in the analytical procedures related to genetic testing. We have entered into an agreement with Quest Diagnostics Incorporated under which Quest exclusively performs OcuGene genetic analytical procedures at a commercial scale in the United States. Accordingly, we are reliant on Quest for all of our OcuGene analytical procedures. If we are unable to maintain this arrangement, we would have to contract with another clinical laboratory or would have to establish our own facilities. We cannot assure you that we will be able to contract with another laboratory to perform these services on a commercially reasonable basis, or at all.

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

We rely on a sole source for some of the raw materials in our products, including AzaSite, and the raw materials we need may not be available to us

We currently have a single supplier for azithromycin, the active drug incorporated into our AzaSite product candidate. The supplier has submitted a Drug Master File on the compound with the FDA and is subject to the FDA’s review and oversight. If this supplier failed or refused to continue to supply us, the FDA were to identify issues in the production of the drug that the supplier was unable to resolve quickly, or other issues were to arise that impact production, our ability to continue the development of AzaSite, and potentially the commercial sale if the product is approved, could be interrupted, which would harm our business prospects. Additional suppliers for this drug exist, but qualification of an alternative source could be time consuming, expensive and could harm our business and there is no guarantee that these additional suppliers can supply sufficient quantities at a reasonable price, or at all.

SSP is the sole source for the active drug incorporated into the ISV-403 product candidate we sold to Bausch & Lomb for further development and commercialization. SSP has submitted a Drug Master File on the compound with the FDA and is subject to the FDA’s review and oversight. If SSP is unable to obtain and maintain FDA approval for their production of the drug or is otherwise unable or unwilling to supply Bausch & Lomb with sufficient quantities of the drug, Bausch & Lomb’s ability to continue with the development, and potentially the commercial sale if the product is approved, of ISV-403 would be interrupted or impeded, and our royalties from commercial sales of the ISV-403 product could be delayed or reduced and our business could be harmed.

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

We have a contract with Cardinal Health, the manufacturer of our AzaSite Phase 3 clinical trial supplies and registration batches, to validate their production line for commercial scale batches and to manufacture the required validation batches for FDA review. Additionally, we have entered into a commercial manufacturing agreement with Cardinal Health for an initial four year period. Other commercial manufacturers exist and we currently believe that we could obtain alternative commercial manufacturing services if required. However, qualification of another manufacturer, transfer of the manufacturing process and regulatory approval of such a site would be costly and time consuming and would adversely impact our potential market introduction and subsequent sales of AzaSite. Cardinal Health’s facility and the line that will be used to produce the AzaSite units will be subject to inspection by the FDA prior to the approval of the related NDA that we anticipate filing in 2006. While we believe Cardinal Health will be prepared for the inspections, they could encounter delays or difficulties in preparing for, or during, the inspection which would adversely impact our potential market introduction and subsequent sales of AzaSite.

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

We compete in highly competitive markets and our competitors’ financial, technical, marketing, manufacturing and human resources may surpass ours and limit our ability to develop and/or market our products and technologies

Our success depends upon developing and maintaining a competitive advantage in the development of products and technologies in our areas of focus. We have many competitors in the United States and abroad, including pharmaceutical, biotechnology and other companies with varying resources and degrees of concentration in the ophthalmic market. Our competitors may have existing products or products under development which may be technically superior to ours or which may be less costly or more acceptable to the market. Our competitors may obtain cost advantages, patent protection or other intellectual property rights that would block or limit our ability to develop our potential products. Competition from these companies is intense and is expected to increase as new products enter the market and new technologies become available. Many of our competitors have substantially greater financial, technical, marketing, manufacturing and human resources than we do, particularly in light of our current financial condition. In addition, they may succeed in developing technologies and products that are more effective, safer, less expensive or otherwise more commercially acceptable than any that we have or will develop. Our competitors may also obtain regulatory approval for commercialization of their products more effectively or rapidly than we will. If we decide to manufacture and market our products by ourselves, we will be competing in areas in which we have limited or no experience such as manufacturing efficiency and marketing capabilities. See “ - We may require additional licenses or be subject to expensive and uncertain patent litigation in order to sell AzaSite in the U.S. and/or Europe; We are aware that Pfizer has recently received patents in the U.S. and Europe which cover the use of azithromycin in a topical formulation to treat bacterial infections in the eye,” and “- We have no experience in commercial manufacturing and need to establish manufacturing relationships with third parties, and if contract manufacturing is not available to us or does not satisfy regulatory requirements, we will have to establish our own regulatory compliant manufacturing capability and may not have the financia1 resources to do so.”

If we cannot compete successfully for market share against other drug companies, we may not achieve sufficient product revenues and our business will suffer

The market for our product candidates is characterized by intense competition and rapid technological advances. If our product candidates receive FDA approval, they will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. Existing or future competing products may provide greater therapeutic convenience or clinical or other benefits for a specific indication than our products, or may offer comparable performance at a lower cost. If our products fail to capture and maintain market share, we may not achieve sufficient product revenues and our business will be harmed.

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have products competitive with AzaSite already approved or in development, including Zymar and Ocuflox by Allergan, Vigamox and Ciloxan by Alcon, and Quixin by Johnson & Johnson. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:

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

Our use of hazardous materials may pose environmental risks and liabilities which may cause us to incur significant costs

Our research, development and manufacturing processes involve the controlled use of small amounts of hazardous solvents used in pharmaceutical development and manufacturing, including acetic acid, acetone, acrylic acid, calcium chloride, chloroform, dimethyl sulfoxide, ethyl alcohol, hydrogen chloride, nitric acid, phosphoric acid and other similar solvents. We retain a licensed outside contractor that specializes in the disposal of hazardous materials used in the biotechnology industry to properly dispose of these materials, but we cannot completely eliminate the risk of accidental contamination or injury from these materials. Our cost for the disposal services rendered by our outside contractor was approximately $7,100 and $10,400 for the years ended 2005 and 2004, respectively. In the event of an accident involving these materials, we could be held liable for any damages that result, and any such liability could exceed our resources. Moreover, as our business develops we may be required to incur significant costs to comply with federal, state and local environmental laws, regulations and policies, especially to the extent that we manufacture our own products.

If we engage in acquisitions, we will incur a variety of costs, and the anticipated benefits of the acquisition may never be realized

We may pursue acquisitions of companies, product lines, technologies or businesses that our management believes are complementary or otherwise beneficial to us. Any of these acquisitions could have a negative effect on our business. Future acquisitions may result in substantial dilution to our stockholders, the incurrence of additional debt and amortization expenses related to goodwill, research and development and other intangible assets. In addition, acquisitions would involve several risks for us, including:

•	assimilating employees, operations, technologies and products from the acquired companies with our existing employees, operations, technologies and products;
•	diverting our management’s attention from day-to-day operation of our business;
•	entering markets in which we have no or limited direct experience; and
•	potentially losing key employees from the acquired companies.

Management and principal stockholders may be able to exert significant control on matters requiring approval by our stockholders and security interests in our assets held by management may enable them to control the disposition of such assets

As of December 31, 2005, our management and principal stockholders together beneficially owned approximately 19% of our outstanding shares of Common Stock. In addition, investors in our March/June 2004 and May 2005 private placements, as a group, owned approximately 42% of our outstanding shares of Common Stock as of December 31, 2005. If such investors were to exercise the warrants they currently hold, assuming no additional acquisitions or distributions, such investors would own approximately 54% of our outstanding shares of Common Stock based on their ownership percentages as of December 31, 2005. As a result, these two groups of stockholders, acting together or as individual groups, may be able to exert significant control on matters requiring approval by our stockholders, including the election of all or at least a majority of our Board of Directors, amendments to our charter, and the approval of business combinations and certain financing transactions.

In July 2003, we issued a $400,000 short-term senior secured note payable to Dr. Chandrasekaran, our chief executive officer, chief financial officer and a member of our Board of Directors, for cash. As of December 31, 2005, $231,000 in principal amount remained outstanding. This note bears an annual interest rate of five and one-half percent (5.5%) and is due on the earlier to occur of March 31, 2007 and upon an event that triggers a Mandatory Redemption of the notes issued in the offering of our Senior Secured Notes, and is secured by a lien on all of our assets including our intellectual property. In addition, the Senior Secured Notes are secured by a lien on all of our assets and are on parity with the note issued to our chief executive officer.

These security interests will enable the holders of the Senior Secured Notes to control the disposition of all of our assets in the event of our liquidation. If we are unable to repay the amounts due under this indebtedness, such secured lenders could cause us to enter into involuntary liquidation proceedings in the event we default on our obligations and take possession of our assets.

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

In connection with our December 2005/January 2006 Private Placement of Notes and Warrants, we issued Warrants to purchase 1,460,000 shares of our Common Stock. The issuance of these shares of Common Stock will be dilutive to our current stockholders and could adversely affect the market price for our Common Stock.

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

Legislative actions, higher insurance costs and potential new accounting pronouncements are likely to impact our future financial position and results of operations

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may be potential new accounting pronouncements or regulatory rulings, which will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives are likely to increase general and administrative costs. In addition, insurance costs, including health, workers’ compensation and directors and officers’ insurance costs, have been dramatically increasing and insurers are likely to increase rates as a result of high claims rates over the past year and our rates are likely to increase further in the future. Further, initiatives could result in changes in accounting rules, including legislative and other proposals to account for employee stock options as an expense. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

We may not be able to make principal or interest payments on our Senior Secured Notes

The Senior Secured Notes are secured by a lien on all of our assets, including our intellectual property. Under our Senior Secured Notes, $4.3 million in aggregate principal amount has an initial maturity date of June 30, 2006, which may be extended, at our option, until December 30, 2006. In addition, $2.0 million in aggregate principal amount under the Senior Secured Notes has an initial maturity date of July 11, 2006, which may be extended, at our option, until January 11, 2007. If we are unable to enter into additional corporate collaborations, close equity or debt financings or generate sufficient cash flow from our operations and are otherwise unable to obtain funds necessary to meet required payments of principal and interest on our Senior Secured Notes by December 30, 2006 and January 11, 2007, we would be in default under the terms of such notes. In the event of such a payment or other event of default, the holders of the Senior Secured Notes (as well as the holders of our other secured indebtedness) could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or insolvency proceedings. Because the holders of the Senior Secured Notes have a senior security interest in all of our assets, they will have the ability to control the liquidation of our assets and will have first priority on any funds generated therefrom. Our common stockholders will likely not receive any proceeds from such a liquidation. Even if we are successful in raising additional funds, we may be forced to curtail our operating activities in order to meet our obligations under the Senior Secured Notes which could harm our business and prospects.

In addition, the Senior Secured Notes contain various negative covenants, including covenants that prevent us from incurring indebtedness in excess of $100,000, granting liens on our assets or repurchasing or declaring dividends on our equity securities, any of which could harm our business. In addition to limiting our ability to operate our business, a failure to comply with these covenants would lead to a default under the notes and an acceleration of the outstanding amounts due under the notes. If this were to occur we can make no assurance that we would have sufficient funds to repay the notes, which could result in foreclosure proceedings against our assets or bankruptcy or insolvency proceedings.

Item 1B. Unresolved Staff Comments

Not applicable.

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

Item 3. Legal Proceedings

On July 8, 2004, Bristol Investment Group, or Bristol, filed with the American Arbitration Association (“AAA”) a demand for arbitration against us seeking cash compensation and warrants based on a letter agreement dated January 28, 2003 pursuant to which Bristol was engaged as a non-exclusive placement agent of investment capital for us.  On October 6, 2005, the arbitrator issued the final award in favor of Bristol, ruling that Bristol is entitled to recover $249,925, plus interest, attorneys’ and other fees, plus Bristol has the right to purchase for $922.80 a five-year, net-exerciseable warrant to purchase 922,800 shares of our common stock at an exercise price of $0.50 per share. Following the issuance of the final arbitration award, the cash arbitration award was paid to Bristol and the right to purchase the warrant for 922,800 shares was exercised. We registered the shares of common stock underlying the warrant on a registration statement on Form S-3 that was filed with the SEC on December 9, 2005 and declared effective on December 23, 2005.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

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

2005	High	Low

First Quarter	$0.92	$0.48
Second Quarter	$0.87	$0.42
Third Quarter	$0.70	$0.49
Fourth Quarter	$0.95	$0.61

2004	High	Low

First Quarter	$1.15	$0.49
Second Quarter	$0.93	$0.60
Third Quarter	$0.70	$0.47
Fourth Quarter	$0.88	$0.55

Holders

As of March 27, 2006, we had approximately 300 stockholders of record. On March 27, 2006, the last sale price reported on The American Stock Exchange for our common stock was $2.00 per share.

Dividends

We have never declared or paid dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. It is the present policy of our Board of Directors to retain our earnings, if any, for the development of our business.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Securities

None.

Item 6.  Selected Financial Data

The comparability of the following selected financial data is affected by a variety of factors, and this data is qualified by reference to and should be read in conjunction with the audited consolidated financial statements and notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Annual Report on Form 10-K. The following table sets forth selected consolidated financial data for us for the five years ended December 31, 2005 (in thousands except per share amounts):

	Year Ended December 31,
	2005	2004	2003		2002	2001
Consolidated Statements of Operations Data
Contract, product and other revenues	$4	$542		$134	$36	$5
Cost of goods	14	14		20	114	--
Operating expenses:
Research and development, net	11,321	7,273		4,436	6,911	6,610
Selling, general and administrative	3,879	3,341		3,021	4,022	3,523
Total expenses	15,200	10,614		7,457	10,933	10,133
Gain on sale of assets	--	4,616		1,153	--	--
Interest (expense) and other income, net	(5)	(44)		(561)	62	572
Net income loss	(15,215)	(5,514)		(6,751)	(10,949)	(9,556)
Non cash preferred dividend	--	--		221	48	--
Net income loss applicable to common stockholders	$(15,215)	$(5,514)		$(6,972)	$(10,997)	$(9,556)

Basic and diluted loss per share applicable to common stockholders	$(0.21)	$(0.11)	$	(0.27)	$(0.44)	$(0.38)

Shares used to calculate basic and diluted net loss per share	72,647	47,984		25,767	24,997	24,897

	December 31,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data
Cash and cash equivalents, unrestricted	$4,027	$5,351	$1,045	$1,179	$10,095
Working capital	(3,424)	3,515	(6,434)	353	8,747
Total assets	5,079	5,696	1,405	1,866	11,051
Long term notes payable	--	--	16	10	45
Convertible preferred stock	--	--	--	2,048	--
Accumulated deficit	(136,451)	(121,236)	(115,722)	(108,750)	(97,753)
Total stockholders’ equity (deficit)	(2,545)	3,601	(6,200)	887	9,485

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

We face significant challenges related to our lack of financial resources. We only expect our current cash to enable us to continue our operations as currently planned until approximately the end of June 2006. Our independent auditors included an explanatory paragraph in their audit report related to our consolidated financial statements for the fiscal year ended December 31, 2005 referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern.

With our existing resources we are focusing our research and development and commercial efforts on the following:

•	AzaSite’ (ISV-401), a DuraSite formulation of azithromycin, a broad spectrum antibiotic; and
•	AzaSite Plus’ (ISV-502), a DuraSite formulation of azithromycin and a steroid for inflammation and pain.

AzaSite (ISV-401). To treat bacterial conjunctivitis and other infections of the outer eye we have developed a topical formulation (AzaSite) of the antibiotic azithromycin, an antibiotic with a broad spectrum of activity that is widely used to treat respiratory and other infections in its oral and parenteral forms. We believe that the key advantages of AzaSite may include a significantly reduced dosing regimen (9 doses vs. 21-36 doses for comparable products), enabled by the high and persistent levels of azithromycin achieved by our formulation in the tissues of the eye and its wide spectrum of activity. Product safety and efficacy have been shown, respectively, in Phase 1 and Phase 2 clinical trials. The Phase 2 study compared an AzaSite formulation containing 1% azithromycin to a placebo. The results of this study showed that the AzaSite formulation was significantly more effective than the placebo in clinical resolution (p < 0.03), which includes reduction in inflammation and redness, and bacterial eradication (p < 0.001).

In July 2004, we initiated two pivotal Phase 3 clinical trials for AzaSite which were conducted both in the United States and in select Latin American countries. One of the Phase 3 clinical trials was a multi-center study in which patients in one arm were dosed with a 1% AzaSite formulation and the patients in the second arm were dosed with a 0.3% formulation of the antibiotic tobramycin. In November 2005, we announced that upon completion of enrollment this study included a total of 746 patients 1 year or older, of which 316 were confirmed positive for acute bacterial conjunctivitis in at least one eye. The results of this Phase 3 study indicated that AzaSite demonstrated a clinical resolution rate of 80% as compared to 78% for tobramycin. This result shows that the clinical resolution rate of AzaSite is equivalent to tobramycin, the primary efficacy endpoint of the study, according to statistical criteria which were previously agreed to by the FDA. The bacterial eradication rate was also equivalent for both groups.

The other Phase 3 clinical trial was a multi-center study in which patients in one arm were dosed with a 1% AzaSite formulation and the patients in the second arm were dosed with a placebo. In January 2006 we completed enrollment in this study of approximately 685 patients, of which approximately 277 were confirmed positive for acute bacterial conjunctivitis in at least one eye. In March 2006, we announced that the results of this study showed that the AzaSite formulation was more effective than the placebo in clinical resolution, which includes reduction in inflammation and redness, while also being superior in bacterial eradication over placebo.

In September 2005, we signed a manufacturing supply agreement with Cardinal Health for the manufacture of AzaSite commercial units. Cardinal Health has manufactured the clinical trial supplies used in our two Phase 3 bacterial conjunctivitis clinical trials, and also the registration batches to be used for the AzaSite New Drug Application. We anticipate that this contract manufacturing facility will be ready for inspection by the FDA soon after our NDA submission.

AzaSite Plus (ISV-502). Our first effort toward the expansion of our product candidate AzaSite into a larger franchise is the development of a combination of AzaSite with an anti-inflammatory steroid for the treatment of blepharitis, an infection of the eyelid and one of the most common eye problems in older adults. This combination product candidate is currently in preclinical development and will be more actively pursued as personnel and financial resources become available and as activities to support the AzaSite NDA are completed. We anticipate initiating Phase 1 clinical trials in 2006.

Revenue. From our inception through the end of 2001, we did not receive any revenues from the sale of our products, other than a small amount of royalties from the sale of our AquaSite product by CIBA Vision and Global Damon. In the fourth quarter of 2001, we commercially launched our OcuGene glaucoma genetic test and early in 2002 we began to receive a small amount of revenues from the sale of this test. With the exception of 1999 and the six month period ended June 30, 2004, we have been unprofitable since our inception due to continuing research and development efforts, including preclinical studies, clinical trials and manufacturing of our product candidates. We have financed our research and development activities and operations primarily through private and public placements of our equity securities, issuance of convertible debentures and, to a lesser extent, from collaborative agreements and bridge loans.

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

During the years ended 2004 and 2003, we recognized cost reimbursements as contract and other revenue in accordance with EITF 01-14, “Income Statement Characterization of Reimbursement for Out of Pocket Expenses Incurred.” We recognize the received cost sharing payments when persuasive evidence of an arrangement exists, the services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured.

We receive royalties from licensees based on third-party sales and the royalties are recorded as earned in accordance with the contract terms, when third-party results are reliably measured and collectibility is reasonably assured.

Revenue related to sales of our product, the OcuGene glaucoma genetic test, is recognized when all related services have been rendered and collectibility is reasonably assured. Accordingly, revenue for sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product. The revenue in connection with the sale of ISV-403 to B&L was recognized over the contract period.

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

Inventory. Our inventories are stated at the lower of cost or market. The cost of the inventory is based on the first-in first-out method. If the cost of the inventory exceeds the expected market value a provision is recorded for the difference between cost and market. At December 31, 2005 and 2004, our inventory solely consisted of OcuGene kits which are considered finished goods.

Results of Operations

Revenues.
We had total net revenues of $4,000, $542,000, and $134,000 for the years ended December 31, 2005, 2004 and 2003, respectively, from contract research activities and sales of OcuGene. The increase in revenue in 2004 was due to contract research activities conducted for Bausch & Lomb in 2004 and 2003 under the ISV-403 Asset Purchase Agreement. We are no longer providing services to B&L and we do not expect to derive revenue from these activities in 2006 or future years.

Cost of goods.
Cost of goods of $14,000, $14,000 and $20,000 for 2005, 2004 and 2003, respectively, reflect the cost of OcuGene tests performed as well as the cost of sample collection kits distributed for use.

Research and development.
Research and development expenses increased to $11.3 million in 2005 from $7.3 million in 2004. The majority of this increase represents increases in the cost of the clinical research organizations and microbiological testing related to our AzaSite Phase 3 clinical trials. The remainder of the increase mainly reflects costs related to consultants and temporary labor to assist with the preparation of the AzaSite New Drug Application (NDA).

Research and development expenses increased to $7.3 million in 2004 from $4.4 million in 2003. The majority of this increase is due to the initiation of our AzaSite Phase 3 clinical trials and production of the related clinical supplies and registration batches. The remainder of the increase reflects salary increases for our research staff to return such salaries to the same level they were prior to the voluntary salary reductions instituted in 2003 and costs related to increased research activities in support of our AzaSite program.

Our R&D activities can be separated into two major segments, research and clinical development. Research includes activities involved in evaluating a potential product, related pre-clinical testing and manufacturing. Clinical development includes activities related to filings with the FDA and the related human clinical testing required to obtain marketing approval for a potential product. We estimate that the following represents the approximate cost of these activities for 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Research	$2,763	$2,874	$2,707
Clinical development	8,558	4,398	1,729
Total research and development	$11,321	$7,273	$4,436

Although the majority of our personnel were focused on our AzaSite program in 2005, due to our limited personnel and the number of projects that we are developing, our personnel are involved in a number of projects at the same time. Accordingly, the majority of our R&D expenses are not linked to a specific project but are allocated across projects, based on personnel time expended on each project. Accordingly, the allocated costs may not reflect the actual costs of each project.

The decrease in research activities in 2005 compared to 2004 mainly reflected the decrease in manufacturing activities as expenses related to the production of clinical supplies for the Phase 3 AzaSite trials were incurred mainly in 2004. The increase in research activities in 2004 compared to 2003 reflected salary increases for our research staff to return such salaries to the same level they were prior to the voluntary salary reductions instituted in 2003 and costs related to increased patent and research activities in support of the AzaSite program.

Clinical development expenses were $8.6 million in 2005, $4.4 million in 2004 and $1.7 million in 2003. The majority of the increase is related to our AzaSite Phase 3 clinical trials which were initiated in 2004. The remainder of the increase reflects increased staffing to support our AzaSite clinical trials and preparation for the filing of the AzaSite NDA.

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

Selling, general and administrative.
Selling, general and administrative expenses increased to $3.9 million in 2005 from $3.3 million in 2004. Legal expenses increased in 2005 mainly due to costs associated with the Bristol arbitration which was settled in 2005. Additionally, in 2005 costs were incurred for marketing studies related to the AzaSite and AzaSite Plus product candidates.

Selling, general and administrative expenses increased to $3.3 million in 2004 from $3.0 in 2003. Personnel-related expenses increased in 2004 due to the payment of performance bonuses to our selling, general and administrative personnel in June 2004 and salary increases to these staff members to return such salaries to the same level they were prior to the salary reduction in 2003. This increase was partially offset by a reduction in our legal and financial service activities as expenses incurred in the second half of 2003 towards raising funds were not incurred in the second half of 2004.

Interest, other income (expenses).
Net interest, other income (expense) was an expense of $5,000, $44,000 and $561,000 in 2005, 2004 and 2003, respectively. The decreased expense in 2005 mainly reflects the lower average balance of debt outstanding during 2005 compared to 2004 as we did not close the December tranche of the Senior Secured Notes until December 30, 2005. The change from 2004 to 2003 principally reflects the $545,000 of interest expense related to the debt discount of the convertible debentures recorded in 2003, and interest expense related to the short-term notes payable in 2003 and 2004. Any interest earned or paid in the future will be dependent on our ability to raise additional funding and prevailing interest rates.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of debt and equity securities, equipment and leasehold improvement financing, other debt financing and payments from corporate collaborations. At December 31, 2005, our unrestricted cash and cash equivalents were $4.0 million. It is our policy to invest our cash and cash equivalents in highly liquid securities, such as interest-bearing money market funds, Treasury and federal agency notes and corporate debt.

Our auditors have included an explanatory paragraph in their audit report referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern. Absent additional funding from private or public equity or debt financings, collaborative or other partnering arrangements, asset sales, or other sources, we expect that our cash on hand (including cash received for warrant exercises after December 31, 2005 and from the January 2006 closing of our Senior Secured Notes financing), anticipated cash flow from operations and current cash commitments to us will only be adequate to fund our operations until approximately the end of June 2006. If we are unable to secure sufficient additional funding prior to that time, we will need to cease operations and liquidate our assets, which are secured by the 2005 Senior Secured Notes. Our financial statements were prepared on the assumption that we will continue as a going concern and do not include any adjustments that might result should we be unable to continue as a going concern.

Even if we are able to obtain additional financing in order to continue long-term operations beyond approximately the end of June 2006, we will require and will seek additional funding through collaborative or other partnering arrangements, public or private equity or debt financings, asset sales and from other sources. However, there can be no assurance that we will obtain interim or longer-term financing or that such funding, if obtained, will be sufficient to continue our operations as currently conducted or in a manner necessary for the continued development of our products or the long-term success of our company. If we raise funds through the issuance of debt securities, such debt will be secured by a security interest or pledge of all of our assets, will require us to make principal and interest payments, would likely include the issuance of warrants and may subject us to restrictive covenants. In addition, our stockholders may suffer substantial dilution if we raise additional funds by issuing equity securities.

For the years ended December 31, 2005, 2004 and 2003, cash used for operating activities was $13.4 million, $10.0 million and $5.6 million, respectively. Cash used in investing activities were $137,000 and $183,000 primarily related to cash outlays for additions to laboratory and other equipment and a change in restricted cash during 2005 and 2004, respectively. In 2003 proceeds received from investing activities of $1,477,000 were related primarily to the sale of assets.

Cash provided by financing activities was $12.2 million, $14.5 million and $4.0 million for the years ending December 31, 2005, 2004 and 2003, respectively. We received net proceeds of $3.8 million from the issuance of short-term senior secured notes in December 2005 and net proceeds of $1.9 million from the final closing of the sale of notes in January 2006. The notes issued in December 2005 bear interest at a rate of 10% and are due on June 30, 2006, but the maturity date may be extended at our option to December 30, 2006 and would bear a 12% interest rate during that period. The notes issued in January 2006 also bear interest at a rate of 10% and are due July 11, 2006, but the maturity date may be extended at our option to January 11, 2007 and would bear a 12% interest rate during that period. We received net proceeds of $8.1 million from the issuance of an aggregate of approximately 16.4 million shares of common stock in a May 2005 private placement. We received net proceeds of $15.1 million from the issuance of an aggregate of 33.0 million shares of common stock in the initial and final closings of the March 2004 private placement. We received $2.0 million in the first quarter of 2003 from the issuance of 2,000 shares of our Series A-1 preferred stock to B&L under the ISV-403 license agreement. We issued $1.0 million of short-term notes payable in 2003 to directors, members of senior management and other stockholders. These notes bear interest at rates from 2% to 12% and are due from January 15, 2003 through March 31, 2007. In 2005 and 2004 we repaid $73,000 and $621,000, respectively, of these notes in cash. In the year ended December 2003, we received $845,000, net of debt issuance costs of approximately $154,000, from the issuance of convertible debentures. These debentures were later converted into 3,763,651 shares of common stock in 2003. In 2005, we received $536,000 from the issuance of our common stock from the exercise of stock options by employees, purchases under the employee stock purchase plan and exercises of warrants to purchase common stock compared to $12,000 in 2004 and $3,000 in 2003. During 2003 we also received $134,000 in connection with private placements of our common stock. We received payments on a note to a stockholder of $19,000, $21,000, and $23,000 in 2005, 2004 and 2003, respectively. We also made $13,000 of payments on capital leases for certain laboratory equipment in 2004 compared to $18,000 in 2003.

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

We anticipate no material capital expenditures to be incurred for environmental compliance in fiscal year 2006. Based on our environmental compliance record to date, and our belief that we are current in compliance with applicable environmental laws and regulations, environmental compliance is not expected to have a material adverse effect on our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flows in the future periods. Some of these amounts are based on management’s estimate and assumptions about these obligations including their duration, the possibility of renewal and other factors. Because these estimates are necessarily subjective, our actual payments in the future may vary from those listed in this table.

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 Years	More than 5 years

Operating lease obligations (1)	$769	$769	$-	$-	$-
Purchase obligations (2)	2,215	2,215	-	-	-
Licensing agreement obligations (3)	240	20	40	40	140
Notes payable (4)	4,566	4,566	-	-	-
Total commitments	$7,790	$7,570	$40	$40	$140

(1)   We lease our facilities under a non-cancelable operating lease that expires in 2006.
(2)   Purchase obligations include commitments related to clinical development, consulting contracts, equipment maintenance, and other significant purchase commitments.
(3)   We have entered into certain license agreements that require us to make minimum royalty payments for the life of the licensed patents. The life of the patents which may be issued and covered by the license agreements cannot be determined at this time, but the minimum royalties due under such agreements are as noted for 2006 through 2017 and are approximately $20,000 per year.
(4)   See further discussion of our debt issuance above in “Liquidity.”

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and re-handling costs must be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of 2006, beginning on January 1, 2006. We do not expect SFAS 151 to have a material financial statement impact.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Non-monetary Transactions,” and replaces it with the exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006, beginning on January 1, 2006. We do not expect it to have a material financial statement impact.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123(R) were originally effective for all reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” above for the pro forma net income (loss) and net income (loss) per share amounts, as if we had used a fair-value-based method similar to the methods required under SFAS 123(R) to measure compensation expense for employee stock incentive awards.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, providing supplemental implementation guidance for SFAS 123R. In April 2005, the SEC approved a rule that delayed the effective date of SFAS 123(R) to the first annual reporting period beginning after June 15, 2005. The adoption of SFAS 123(R) and SAB No. 107 is expected to result in a material increase in expense in 2006 based on unvested options outstanding as of December 31, 2005 and current compensation plans. SFAS123(R) will be effective for us beginning with the first quarter of 2006.

In May 2005, the FASB issued Statement of Financial Accounting Standards 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement will have a material impact on our results of operations or financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates.

We invest our excess cash in investment grade, interest-bearing securities. At December 31, 2005, we had $4.0 million invested in interest bearing operating accounts. While a hypothetical decrease in market interest rates by 10 percent from the December 31, 2005 levels would cause a decrease in interest income, it would not result in a loss of the principal. Additionally, the decrease in interest income would not be material.

Item 8. Financial Statements and Supplementary Data

The following Consolidated Financial Statements and Report of Independent Auditors are included on the pages that follow:

Page

Report of Independent Registered Public Accounting Firm	38

Consolidated Balance Sheets - December 31, 2005 and 2004	39

Consolidated Statements of Operations
Years Ended December 31, 2005, 2004 and 2003	40

Consolidated Statements of Stockholders' Equity (Deficit)
Years ended December 31, 2005, 2004 and 2003	41

Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003	42 - 43

Notes to Consolidated Financial Statements	44 - 58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
InSite Vision Incorporated

We have audited the accompanying consolidated balance sheets of InSite Vision Incorporated (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InSite Vision, Incorporated as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company’s recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The 2005 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Burr, Pilger & Mayer LLP

Palo Alto, California
February 28, 2006

InSite Vision Incorporated
Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share amounts)	2005	2004
Assets
Current assets:
Cash and cash equivalents	$4,027	$5,351
Restricted cash and cash equivalents	75	170
Inventory	17	18
Prepaid expenses and other current assets	81	71
Total current assets	4,200	5,610

Property and equipment, at cost:
Laboratory and other equipment	313	288
Leasehold improvements	73	73
Furniture and fixtures	10	-
	396	361
Accumulated depreciation	131	275
	265	86
Deferred debt issuance cost	614	-
Total assets	$5,079	$5,696

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Short-term notes payable to related parties, unsecured	$36	$91
Short-term notes payable to related parties, secured	233	251
Short-term notes payable, secured, (net of debt discount of $491 at
December 31, 2005 and $0 at December 31, 2004)	3,809	-
Accounts payable	1,941	574
Accrued liabilities	1,167	787
Accrued compensation and related expense	388	317
Deferred rent	50	75
Total current liabilities	7,624	2,095
Commitments (Note 7)
Stockholders equity (deficit)
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none
issued and outstanding at December 31, 2005 and 2004	-	-
Common stockholders’ equity:
Common stock, $0.01 par value, 120,000,000 shares authorized;
79,614,806 issued and outstanding at December 31, 2005;
62,381,808 issued and outstanding at December 31, 2004	796	624
Additional paid-in capital	133,278	124,400
Notes receivable from stockholder	(168)	(187)
Accumulated deficit	(136,451)	(121,236)
Common stockholders’ equity (deficit)	(2,545)	3,601
Total liabilities and stockholders’ equity (deficit)	$5,079	$5,696

See accompanying notes to consolidated financial statements.

InSite Vision Incorporated
Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share amounts)	2005	2004	2003

Contract, product and other revenues	$4	$542	$134

Cost of goods	14	14	20
Gross profit (loss)	(10)	528	114

Operating expenses:
Research and development	11,321	7,273	4,436
Selling, general and administrative	3,879	3,341	3,021
Total	15,200	10,614	7,457
Loss from operations	(15,210)	(10,086)	(7,343)
Gain on sale of assets	-	4,616	1,153
Interest (expense) and other income, net	(5)	(44)	(561)
Net loss	(15,215)	(5,514)	(6,751)
Non-cash preferred stock dividend	-	-	221
Net loss applicable to common stockholders	$(15,215)	$(5,514)	$(6,972)

Net loss per share applicable to common stockholders, basic and diluted	$(0.21)	$(0.11)	$(0.27)

Shares used to calculate basic and diluted net loss per share applicable to common stockholders	72,647	47,984	25,767

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity (Deficit)

				Note		Total
			Additional	Receivable		Stockholders’
	Preferred	Common	Paid In	From	Accumulated	Equity
(dollars in thousands)	Stock	Stock	Capital	Stockholder	Deficit	(deficit)
Balances, January 1, 2003	$2,048	$251	$107,569	$(231)	$(108,750)	$887
Issuance of 5,000 shares of common stock from exercise of options	-	-	3	-	-	3
Issuance of 2,000 shares of Series A-1 preferred stock	2,000	-	-	-	-	2,000
Issuance of 352,857 shares of common stock from private placements	-	4	130	-	-	134
Issuance of convertible notes payable with beneficial conversion feature	-	-	547	-	-	547
Issuance of 3,763,651 share of common stock from conversion of debentures	-	38	946	-	-	984
Surrender of Series A-1 preferred stock as part of sale of assets	(4,269)	-	-	-	-	(4,269)
Loan payment from stockholder	-	-	-	23	-	23
Non-employee stock compensation	-	-	242	-	-	242
Net loss and comprehensive loss	-	-	-	-	(6,751)	(6,751)
Non-cash preferred dividend	221	-	-	-	(221)	-
Net loss applicable to common stockholders	221	-	-	-	(6,972)	(6,751)
Balances, December 31, 2003	$-	$293	$109,437	$(208)	$(115,722)	$(6,200)
Issuance of 19,623 shares of common stock from exercise of options and employee stock purchase plan	-	-	12	-	-	12
Issuance of 33,000,000 shares of common stock from private placement	-	330	14,781	-	-	15,111
Non-employee stock compensation	-	-	96	-	-	96
Issuance of 2,940 shares of common stock from exercise of warrants	-	-	2	-	-	2
Loan payment from stockholder	-	-	-	21	-	21
Issuance of 105,951 shares of common stock from conversion of notes payable	-	1	72	-	-	73
Net loss applicable to common stockholders	-	-	-	-	(5,514)	(5,514)
Balances, December 31, 2004	$-	$624	$124,400	$(187)	$(121,236)	$3,601
Issuance costs related to 2004 private placement	-	-	(262)	-	-	(262)
Issuance of 65,647 shares of common stock from exercise of options and employee stock purchase plan	-	-	33	-	-	33
Issuance of 803,725 shares of common stock from exercise of warrants	-	8	495	-	-	503
Issuance of 16,363,626 shares of common stock from private placement	-	164	7,978	-	-	8,142
Non-employee stock compensation	-	-	14	-	-	14
Loan payment from stockholder	-	-	-	19	-	19
Issuance of warrants in connection with private placement of notes payable	-	-	620	-	-	620
Net loss applicable to common stockholders	-	-	-	-	(15,215)	(15,215)
Balances, December 31, 2005	$-	$796	$133,278	$(168)	$(136,451)	$(2,545)

See accompanying notes to consolidated financial statements.

InSite Vision Incorporated
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2005	2004	2003

Operating activities:
Net loss	$(15,215)	$(5,514)	$(6,751)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57	176	275
Stock-based compensation	14	96	242
Loss on disposal of capital lease asset	-	-	27
Non-cash interest expense		20	-
Gain on sale of asset	(4)	(4,616)	(1,153)
Amortization of beneficial conversion feature	-	-	546
Debt issuance cost amortization	-	1	153
Accrued interest on convertible notes payable	-	-	2
Changes in:
Inventories, prepaid expenses and other current assets	(9)	21	33
Accounts payable, accrued liabilities, accrued compensation and related expense, and deferred rent	1,793	(207)	1,031
Net cash used in operating activities	(13,364)	(10,023)	(5,595)
Investing activities:
Purchases of property and equipment	(236)	(13)	(23)
Proceeds from sale of asset	4	-	1,500
Restricted cash decrease (increase)	95	(170)	-
Net cash provided by (used in) investing activities	(137)	(183)	1,477
Financing activities:
Payment of capital lease obligation	-	(13)	(18)
Note payment received from stockholder	19	21	23
Payments of notes payable to related parties	(73)	(604)	-
Payment of convertible note payable	-	(17)	-
Issuance costs related to 2004 equity private placement	(262)	-	-
Issuance of short-term notes payable, net of issuance costs	3,815	-	997
Issuance of convertible notes payable, net of issuance costs	-	-	845
Issuance of preferred stock	-	-	2,000
Issuance of common stock from exercise of options, employee stock purchase plan and warrants	536	14	3
Issuance of common stock, net of issuance costs	8,142	15,111	134
Net cash provided by financing activities	12,177	14,512	3,984
Net decrease in cash and cash equivalents	(1,324)	4,306	(134)
Cash and cash equivalents, beginning of year	5,351	1,045	1,179
Unrestricted cash and cash equivalents, end of year	$4,027	$5,351	$1,045

See accompanying notes to consolidated financial statements.

InSite Vision Incorporated
Consolidated Statements of Cash Flows

	Year Ended December 31,
(continued, in thousands)	2005	2004	2003

Supplemental cash flow information:
Cash paid for interest	$2	$11	$-
Taxes paid	$1	$1	$1
Non cash investing and financing activities:
Surrender of preferred stock in connection with sale of asset	$-	$-	$4,269
Preferred stock dividends	$-	$-	$221
Conversion of debentures and interest payable to common stock	$-	$73	$984
Beneficial conversion feature on convertible notes payable	$-	$-	$547
Issuance of warrants to lenders in connection with note payable	$491	$-	$-
Issuance of warrants to placement agent in connection with notes payable	$129	$-	$-

See accompanying notes to consolidated financial statements.

InSite Vision Incorporated

Notes to Consolidated Financial Statements
December 31, 2005

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

The Company’s consolidated financial statements have been presented on a basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and assumes the Company will continue as a going concern. Except for 1999, the Company has incurred losses since its inception, including a net loss of $15.2 million for the year ended December 31, 2005, and the Company expects to incur substantial additional losses, including additional development costs, costs related to clinical trials and manufacturing expenses. The Company has incurred negative cash flows from operations since inception, including net cash used in operations of $13.4 million for the year ended December 31, 2005. As of December 31, 2005, the Company had an accumulated deficit of $136.5 million and a cash and cash equivalents balance of $4.0 million. In these circumstances the Company believes it may not have enough cash to meet its various cash needs for fiscal 2006 unless the Company is able to obtain additional cash from activities it is actively pursuing such as placements of debt or equity securities, new license or collaborative agreements or exercise of outstanding warrants.  There is no assurance that additional funds or license or collaborative agreements will be available for the Company to finance its operations on acceptable terms, if at all. If the Company cannot obtain such additional financing when required, management would likely have to cease operations and liquidate the Company’s assets. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Any person considering an investment in the Company's securities is urged to consider both the risk that the Company will cease operations at or around the end of June 2006 if an additional source of funds is not obtained. All of the statements set forth in this report are qualified by reference to those facts.

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

Inventory. The Company’s inventories are stated at the lower of cost or market. The cost of the inventory is based on the first-in first-out method. If the cost of the inventory exceeds the expected market value a provision is recorded for the difference between cost and market. At December 31, 2005 and 2004, the Company’s inventories solely consisted of OcuGene kits which are considered finished goods.

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

The costs of repairs and maintenance are expensed as incurred.

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

The Company recognizes cost reimbursements as contract and other revenue in accordance with EITF 01-14, Income Statement Characterization of Reimbursement for “Out of Pocket” Expenses Incurred. Such cost reimbursements are recognized when the fee is fixed or determinable and collectibility is reasonably assured.

The Company receives royalties from licensees based on third-party sales and the royalties are recorded as earned in accordance with contract terms, when third party results are reliably measured and collectibility is reasonably assured.

Revenue related to the sales of the Company product, the OcuGene glaucoma genetic test, is recognized when all related services have been rendered and collectibility is reasonably assured. The revenue in connection with the asset purchase agreement with Bausch & Lomb will be recognized over the contract period.

Cost of goods. The Company recognizes the cost of inventory shipped and other costs related to our OcuGene glaucoma genetic test when they are incurred.

Research and Development (R&D) Expenses. R&D expenses include salaries, benefits, facility costs, services provided by outside consultants and contractors, administrative costs and materials for the Company research and development activities. The Company also funds research at a variety of academic institutions based on agreements that are generally cancelable. The Company recognizes such costs as they are incurred.

Selling, General and Administrative (SG&A) Expenses. SG&A expenses include salaries, benefits, facility costs, services provided by outside consultants and contractors, advertising and marketing, investor relations, financial reporting, materials and other expenses related to general corporate and sales and marketing activities.

Advertising. Advertising costs are expensed as incurred. Advertising expenses for the period ended December 31, 2005 and 2004 were not significant.

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

Pro forma information regarding net loss and loss per share is required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, and has been determined as if we had accounted for our employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004 and 2003, respectively: risk-free interest rates ranging from 0.89% to 4.44%; volatility factors for the expected market price of our common stock of 1.03, 1.05 and 1.06; and a weighted-average expected life for the options of 4 years.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 as amended by SFAS 148 to stock based employee compensation (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003

Net loss applicable to common stockholders-as reported	$(15,215)	$(5,514)	$(6,972)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(524)	(372)	(473)
Net loss applicable to common stockholders-pro forma	$(15,739)	$(5,886)	$(7,445)

Loss applicable to common stockholders per share:
Basic and diluted-as reported	$(0.21)	$(0.11)	$(0.27)
Basic and diluted-pro forma	$(0.22)	$(0.12)	$(0.29)

For purposes of pro forma disclosures pursuant to SFAS 123 as amended by SFAS 148, the estimated fair value of options is amortized to expense over the options’ vesting period.

The pro forma impact of options on the net loss for 2005, 2004 and 2003 is not necessarily representative of the effects on net income (loss) for future years, as future years will include the effects of additional stock grants.

Accounting for Stock Options and Warrants Exchanged for Services. The Company issues stock options and warrants to consultants of the Company in exchange for services. The Company has valued these options and warrants using the Black-Scholes option pricing model in accordance with the Emerging Issues Task Force (EITF) Consensus No. 96-18, “Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods, or Services,” at each reporting period and has recorded charges to operations over the vesting periods of the individual stock options or warrant. Such charges amounted to approximately $14,000, $96,000 and $242,000 in 2005, 2004 and 2003, respectively.

Income (Loss) per Share. Basic and diluted net income (loss) per share information for all periods is presented under the requirement of SFAS No. 128, “Earnings per Share.” Basic earnings per share has been computed using the weighted-average number of common shares outstanding during the period. Dilutive earnings per share is computed using the sum of the weighted-average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options, warrants and convertible securities. Potentially dilutive securities have been excluded from the computation of diluted net loss per share in 2005, 2004 and 2003 as their inclusion would be antidilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

(in thousands, except per share amounts)	2005	2004	2003

Numerator:
Net loss	$(15,215)	$(5,514)	$(6,751)
Non-cash preferred stock dividend	-	-	(221)
Net loss applicable to common stockholders	$(15,215)	$(5,514)	$(6,972)

Denominator:
Denominator for basic and diluted loss per share -
weighted-average common shares outstanding	72,647	47,984	25,767

Basic and diluted net loss per share	$(0.21)	$(0.11)	$(0.27)

Due to the loss applicable to common stockholders, loss per share for 2005, 2004 and 2003 is based on the weighted average number of common shares only, as the effect of including equivalent shares from stock options would be anti-dilutive. If the Company had recorded net income, the calculation of earnings per share would have been impacted by the dilutive effect of the convertible notes payable in 2003, but would not have been effected by the minimal number of outstanding stock options and warrants priced below the market price of the common shares at December 31, 2003. At December 31, 2005, 2004 and 2003, 30,253,869, 21,646,284 and 5,223,651 options and warrants were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

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

Income Taxes The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or the Company’s tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments and changes in the tax law or rates. A deferred tax valuation allowance is provided for deferred tax assets when it is determined that it is more likely than not that amounts will not be recovered.

Concentration of Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company’s cash and cash equivalents are primarily deposited in demand accounts with one financial institution.

Recent Accounting Pronouncements. In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight and re-handling costs must be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006, beginning on January 1, 2006. The Company does not expect SFAS 151 to have a material financial statement impact.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Non-monetary Transactions,” and replaces it with the exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006, beginning on January 1, 2006. The Company does not expect it to have a material financial statement impact.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement of all share-based payments to employees, including grants of stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123(R) were originally effective for all reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” above for the pro forma net income (loss) and net income (loss) per share amounts, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123(R) to measure compensation expense for employee stock incentive awards.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, providing supplemental implementation guidance for SFAS 123R. In April 2005, the SEC approved a rule that delayed the effective date of SFAS 123(R) to the first annual reporting period beginning after June 15, 2005. The adoption of SFAS 123(R) and SAV No. 107 is expected to result in a material increase in expense in 2006 based on unvested options outstanding as of December 31, 2005 and current compensation plans. SFAS123(R) will be effective for the Company beginning with the first quarter of 2006.

In May 2005, the FASB issued Statement of Financial Accounting Standards 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this statement will have a material impact on our results of operations or financial condition.

2. Sale of Assets and Licenses

In December 2003, the Company entered into agreements with Bausch & Lomb Incorporated, or Bausch & Lomb, in which the Company sold the assets related to its ISV-403 product candidate, for the treatment of ocular bacterial infections, and licensed certain DuraSite patents for use in the ISV-403 product candidate. Bausch & Lomb made a payment to the Company of $1.5 million, surrendered 4,000 shares of Series A-1 Preferred Stock (See Note 10) and the related accumulated dividends, and will pay the Company royalties on future sales, if any. The Company had no carrying value related to the ISV-403 assets as all costs of development were expensed as incurred. Additionally, the Company agreed to provide certain contracted services to Bausch & Lomb for a period beginning in November 2003 through June 2004, for which the Company was paid an additional amount. The license and stock purchase agreements the Company entered into with Bausch & Lomb in August 2002 related to the ISV-403 product candidate were terminated.

In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, the Company recognized $5.8 million of gain on sale of assets, representing the cash received of $1.5 million and the value of the Series A-1 Preferred Stock surrendered of $4.3 million, on a straight-line basis over the seven month period for which contract services were provided. Correspondingly, in 2003 the Company recognized $1.2 million of gain from the sale of assets and recognized the remaining gain from the sale of assets of $4.6 million in 2004.

3.  Restricted Cash

In December 2005 the Company reserved approximately $75,000 related to a letter of credit issued as collateral for a capital lease for a telephone system which was to be installed and initiated in the first quarter of 2006.

In 2004 the Company received proceeds totaling $170,000 from the sale of shares obtained from the demutualization of an insurance company, which had provided health benefits to the Company’s employees. During 2005 these proceeds were used for the payment of health insurance benefits for the employees, no amounts remained outstanding as of December 31, 2005.

4. Short-term Notes Payable to Related Parties, Unsecured

In August, September and November 2003, the Company issued a total of $188,000 in a series of short-term unsecured notes payable to members of the Board of Directors, senior management and other employees of the Company for cash. As of December 31, 2005, $36,000 remains outstanding. These notes bear interest at a rate of two percent (2%) and are due the earlier of March 31, 2007 or the successful completion of the AzaSite Phase 3 clinical trials.

5. Short-term Notes Payable to Related Parties, Secured

In July and August 2003, the Company issued $500,000 in short-term Senior Secured Notes payable to an officer who is also a member of the Board of Directors and an affiliate of a member of senior management for cash. In November 2003, the Company increased one of the short-term Senior Secured Notes by $20,000 after receipt of cash. These notes bear interest at a rate of between five and one-half percent (5.5%) and twelve percent (12%), were due between September 30, 2003 and October 15, 2003 and, in combination with the notes described in Note 6, are secured by a lien on substantially all of the assets of the Company, including the Company’s intellectual property, other than certain other equipment secured by the lessor of such equipment. Prior to September 30, 2003 the due dates of these notes were extended to between November 15, 2003 and December 31, 2003. Subsequently, the due dates were further extended to January 15, 2004 and March 31, 2004. In January 2004, the Company repaid $120,000 of these Senior Secured Notes and the related accrued interest. The Company had $233,000 of these short-term secured notes payable to related parties outstanding at December 31, 2005 and the due date has been extended to the sooner of March 31, 2007 or the successful completion of the AzaSite Phase 3 clinical trials.

6. Short-term Notes Payable, Secured

In December 2005, the Company issued a total of $4,300,000 of short-term Senior Secured Notes payable and warrants to purchase 860,000 shares of Common Stock at an exercise price of $0.82 per share. The Company also issued warrants to purchase 200,000 shares of Common Stock at an exercise price of $0.82 per share to the placement agent. These warrants were valued using a Black-Scholes option pricing model, assuming no dividend yield, with the following assumptions: risk-free interest rate of 4.30%, volatility of 1.0285 and an expected life of 5 years. The relative fair value model was then applied to the Black-Scholes valuation of the warrants issued to the note holders resulting in the recording of a debt discount of $491,000 which will be amortized over the term of the notes. The Black-Scholes model resulted in a deferred debt issue cost of $129,000 for the warrants issued to the placement agent which will be amortized over the term of the notes.

These notes, and the Senior Secured Note described in Note 5, are secured by a lien on all of the assets of the Company, including the Company’s intellectual property. These notes bear interest at a rate of ten percent (10%) and have an original maturity date of June 30, 2006, but may be extended for an additional six months at an interest rate of twelve percent (12%). Payments of principal and interest under the Notes are due in one lump sum upon the earlier of the applicable maturity date and an “Event of Acceleration” under the Notes.

The following events, among others, constitute an “Event of Acceleration” under the Notes: (i) the Company fails to make a payment under the Notes when due; (ii) the Company fails to perform, in any material respect, any term or provision of the Notes; (iii) the Company fails to perform in any material respect, any material agreement or covenant in the Subscription Agreement or the Security Agreement (collectively, the “Reference Agreements”); (iv) any of the representations and warranties in the Reference Agreements are untrue and the effect of which has a material adverse effect on the business or operations of the Company or the ability of the Company to repay the Notes; (v) the Company enters into bankruptcy or receivership proceedings or otherwise admits in writing its inability to pay its debts as they become due; or (vi) an order or judgment in excess of $500,000 is entered into against the Company.

The Notes also contain a mandatory redemption provision which requires the Company to redeem the Notes in full (including a “make-whole” premium of all interest due to the end of the relevant maturity date) within 10 days following the consummation of a (i) Sale of the Company, (ii) Qualified Financing or (iii) Corporate Collaboration.

For purposes of the Notes, (i) “Qualified Financing” shall mean the closing of an equity financing or series of equity financings by the Company resulting in aggregate gross cash proceeds (before commissions or other expenses) to the Company of at least $12,500,000; (ii) “Sale of the Company” shall mean a transaction (or series of related transactions) between the Company and one or more non-affiliates, pursuant to which such party or parties acquire (A) capital stock of the Company possessing the voting power to elect a majority of the board of directors of the Company (whether by merger, consolidation, sale or transfer of the Company’s capital stock or otherwise); or (B) all or substantially all of the Company’s assets determined on a consolidated basis; provided, however, that a transaction (or series of related transactions) pursuant to which the then-existing holders of the Company’s capital stock immediately prior to such transaction (or series of related transactions) continue to own, directly or indirectly, a majority of the outstanding shares of the capital stock of the Company or such other resulting, surviving or combined company resulting from such transaction (or series of related transactions) shall not be deemed to be a Sale of the Company; and (iii) “Corporate Collaboration” shall mean the closing by the Company of a transaction in which any rights to AzaSite are licensed to a third party.

The Notes also contain certain negative covenants that restrict or prohibit the Company from incurring additional indebtedness in excess of $100,000; creating or granting liens on its assets; engaging in certain transactions with officers, directors or 5% or greater stockholders; repurchasing equity securities or declaring dividends on its capital stock; or changing its primary line of business without the written consent of the holders of a majority of the aggregate principal amount of the Company’s senior secured notes.

The weighted average interest rate for the unsecured and secured notes payable was 9.7% and 4.6% at December 31, 2005 and 2004, respectively.

7. Commitments and Contingencies

At December 31, 2005, the Company had purchase commitments and contractual obligations of approximately $1.7 million, primarily related to its clinical trial activities and minimum license fees. These purchase commitments and contractual obligations are reflected in the Company’s financial statements once the related goods or services have been received or payments related to the obligations become due.

The Company leases its facilities under non-cancelable operating lease agreements that expire in 2006. Rent expense was $719,000, $719,000, and $697,000 for 2005, 2004 and 2003, respectively.

Future minimum payments under operating leases are as follows:

Year ending December 31,	Operating Leases
2006	769,248
Total minimum lease payments	$769,248

8. Convertible Notes Payable

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

Immediately prior to the Merger, Ophthalmic Solutions entered into a Convertible Debenture Purchase Agreement (the “Purchase Agreement”) dated as of September 22, 2003, with HEM Mutual Assurance LLC, pursuant to which it sold and issued convertible debentures to HEM in an aggregate principal amount of up to $1,000,000 in a private placement pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended. Two debentures in the aggregate principal amount of $500,000 were issued for gross proceeds of $500,000 in cash (the “Initial Debentures”) and an additional debenture in the aggregate principal amount of $500,000 (the “Contingent Debenture” and collectively with the Initial Debentures, the “Debentures”) was issued in exchange for a promissory note from HEM in the principal amount of $500,000 (the “Note”). Each of the Debentures had a maturity date of September 21, 2008, subject to earlier conversion or redemption pursuant to its terms, and bears interest at the rate of 1% per year, payable in cash or shares of common stock at the option of the holder of the Debentures. As a result of the Merger, the Company assumed the rights and obligations of Ophthalmic Solutions in the private placement, including the gross proceeds raised through the sale of the Debentures, the Note issued by HEM to Ophthalmic Solutions, and Ophthalmic Solutions’ obligations under the Debentures and the Purchase Agreement.

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

9. Income Taxes

Due to the company’s history of net operating losses, there is no provision for income taxes for the years ended December 31, 2005, 2004 and 2003.

Significant components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$35,503	$33,441
Tax credit carryforwards	6,038	6,066
Capitalized research and development	11,016	8,700
Depreciation	453	463
Other	192	98
Total deferred tax assets	53,202	48,768
Valuation allowance	(53,202)	(48,768)
Net deferred tax assets	$-	$-

The valuation allowance increased by $4.4 million, $857,000, and $2.1 million during the years ended December 31, 2005, 2004 and 2003, respectively.

At December 31, 2005, the Company has net operating loss carryforwards for federal income tax purposes of approximately $94.2 million, which expire in the years 2005 through 2024 and federal tax credits of approximately $3.2 million, which expire in the years 2005 through 2024. The Company also has net operating loss carryforwards for state income tax purposes of approximately $58.1 million which expire in the years 2005 through 2014, and state research and development tax credits of approximately and $2.7 million which carryforward indefinitely.

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

10. Preferred Stock

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

For the year ended December 31, 2003, the Company reported non-cash preferred dividends of $221,000. The dividends are related to the 6% per annum premium earned on the outstanding Series A-1 Preferred Stock and are taken into consideration to determine the net loss per share applicable to common stockholders.

11. Common Stockholders’ Equity (Deficit)

On May 26, 2005, the Company received, net of placement fees, approximately $8.1 million from a private placement. The Company issued 16,363,626 shares of Common Stock and warrants to purchase 4,909,077 shares of Common Stock at an exercise price of $0.6325 per share. The Company also issued warrants to purchase 818,181 shares of Common Stock at an exercise price of $0.6325 per share to the placement agent. These warrants were valued using a Black-Scholes option pricing model, assuming no dividend yield, with the following assumptions: risk-free interest rate of 2.32%, volatility of 1.0435 and an expected life of 5 years, resulting in the recording of a stock issue cost of approximately $2.4 million for the warrants issued to the investors in the private placement and $0.4 million for the warrants issued to the placement agent.

In 2005 a final award was issued by the arbitrator of a legal action brought against the Company by Bristol Investment Group in regards to placement agent fees related to a 2004 private placement. As a result of the award the Company recorded a placement agent fee, including interest, of $262,000. Bristol also received the right to purchase for $922.80 a five-year, net-exerciseable warrant to purchase 922,800 shares of our common stock at an exercise price of $0.50 per share. The warrants were valued using a Black-Scholes option pricing model, assuming no dividend yield, with the following assumptions: risk-free interest rate of 4.18%, volatility of 1.04 and an expected life of 5 years, resulting in the recording of a stock issue cost of approximately $467,000. In January 2006, the warrants were exercised using the non-cash exercise provision in the warrant for a total of 565,125 shares of Common Stock.

In 2005 the Company received approximately $298,000, net of approximately $9,000 of fees, from the exercise of warrants to purchase 410,206 shares of Common Stock issued as part of the March 2004 private placement. In December 2005, the Company received approximately $145,000 from the exercise of warrants to purchase 268,519 shares of Common Stock issued in December 2003. Additionally, in January 2005, the Company received approximately $50,000 from the exercise of warrants to purchase 125,000 shares of Common Stock issued in November 2003. In August 2005, the Company received approximately $10,000 from the exercise of an employee stock option to purchase 25,000 shares of Common Stock.

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

Stock Option Plan

At December 31, 2005, a total of 5,773,445 shares of common stock were reserved under the 1994 Stock Plan for issuance upon the exercise of options or by direct sale to employees, including officers, directors and consultants. Options granted under the plan expire 10 years from the date of grant and become exercisable at such times and under such conditions as determined by the Company’s Board of Directors (generally ratably over four years, with the first 25% vesting after one year). Under the terms of the 1994 Stock Plan on automatic share increase feature pursuant to which the number of shares available for issuance is automatically increased on the first trading day in January each calendar year, beginning with calendar year 2002 and continuing over the term of the Plan by an amount equal to 0.2% of the total number of shares of common stock outstanding on the last trading day in December in the immediately proceeding calendar year. Activity under the 1994 Stock Plan is as follows:

	Shares
	Options Available for Grant	Options Outstanding	Option Price	Weighted Average Exercise Price of Shares Under Plan
Balances at December 31, 2002	999,864	2,477,213	$0.60 - 9.25	$2.26

Additional shares reserved	502,574

Granted	(925,500)	925,500	0.41-0.85	0.60

Exercised	-	(5,000)	0.70-0.70	0.70

Forfeited	346,384	(346,384)	$0.41-9.25	1.48

Balances at December 31, 2003	923,322	3,051,329	0.41-6.38	1.85

Additional shares reserved	585,004

Granted	(968,000)	968,000	$0.56-0.88	0.77

Exercised	-	(8,784)	0.63-0.93	0.70

Forfeited	174,809	(174,809)	0.63-6.23	1.86

Balances at December 31, 2004	715,135	3,835,736	$0.41-6.38	1.58

Additional shares reserved	1,247,574

Granted	(2,175,000)	2,175,000	$0.60-0.90	0.65

Exercised	-	(25,000)	0.41-0.41	0.41

Forfeited	430,746	(430,746)	0.56-5.69	2.40

Balances at December 31, 2005	218,455	5,554,990	$0.41-6.38	$1.15

The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of Exercise Prices	Number Number outstanding	Contractual Life	Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.41 - $0.60	282,500	7.97	$0.41	229,643	$0.41
$0.63 - $0.63	2,151,000	9.27	0.63	481,185	0.63
$0.64 - $0.93	1,619,126	8.06	0.80	960,559	0.80
$1.02 - $6.38	1,502,364	3.28	2.42	1,502,220	2.42
	5,554,990	7.23	$1.15	3,173,607	$1.51

The weighted average grant date fair value of options granted during 2005, 2004 and 2003 was $0.65, $0.77 and $0.56 per share, respectively.

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

The Company granted stock options to non-employees which resulted in compensation expense of $14,000, $65,000 and $62,000 in 2005, 2004 and 2003, respectively.

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

During the years ended December 31, 2005, 2004 and 2003, respectively, 40,647, 10,739, and 0 shares of common stock were issued pursuant to this plan. At December 31, 2005, 125,000 additional shares were reserved for issuance under this plan. The effects of this plan on the pro forma disclosures described in Note 1 are not material.

The weighted average grant date fair value of the Purchase Plan shares issued during 2005 was $0.55.

12. Notes Receivable from Stockholder

In May 2000, the Company issued loans to Dr. Chandrasekaran, the Company’s President, Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Chairman of the Board, related to his exercise of 126,667 options to acquire common stock. In May 2001, the terms on the loans were extended from 4 years to 5 years. In 2005 and 2004, Dr. Chandrasekaran made principal and interest payments of approximately $19,000 and $21,000, respectively. The loans are full recourse and bear interest at 7% per annum. Interest payments are due semi-annually and principal payments are due annually. While the 126,667 shares of common stock issued secure the loans, the Company is not limited to these shares to satisfy the loan. In January 2006, these notes were repaid in full.

13. Legal Proceedings

On July 8, 2004, Bristol Investment Group, or Bristol, filed with the American Arbitration Association (“AAA”) a demand for arbitration against us seeking cash compensation and warrants based on a letter agreement dated January 28, 2003 pursuant to which Bristol was engaged as a non-exclusive placement agent of investment capital for the Company.  On October 6, 2005 the arbitrator issued the final award in favor of Bristol, ruling that Bristol is entitled to recover $249,925, plus interest, attorneys’ and other fees, plus Bristol has the right to purchase for $922.80 a five-year, net-exerciseable warrant to purchase 922,800 shares of our common stock at an exercise price of $0.50 per share. The Company recorded the attorneys’ and other fees in selling, general and administrative expenses and the remainder of which was recorded as a stock issuance cost in additional paid-in-capital. The warrants were valued using a Black-Scholes option pricing model, assuming no dividend yield, with the following assumptions: risk-free interest rate of 4.18%, volatility of 1.04 and an expected life of 5 years, resulting in the recording of a stock issue cost of approximately $467,000. In January 2006, the warrants were exercised using the non-cash exercise provision in the warrant for a total of 565,125 shares of Common Stock.

On or about October 8, 2003, a former consultant filed a complaint in the Superior Court of California, County of San Francisco, against the Company, our chief executive officer, Kumar Chandrasekaran, the Regents of the University of California or “Regents,” and two individuals associated with Regents. The former consultant alleged that the Company breached an obligation to continue supporting his research; he has also made a variety of other related claims and allegations against the Company and the other defendants. In December 2004, the parties reached a settlement resulting in a total payment owed to the consultant of $250,000, of which $100,000 was reimbursed by the Company’s insurance carrier, and issuance of 30,000 stock options valued at $23,253. At December 31, 2004 the Company had paid $75,000 of the settlement payment owed and accrued the remainder, which was paid in 2005.

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

14. Related Party

Included in accounts payable on the balance sheet at December 31, 2005 and 2004 is $27,000 and $8,000, respectively, due to related parties for expenses incurred on behalf of the Company. See Notes 4 and 5 for discussion of related party notes payable transactions.

15. Subsequent Events
In the first quarter of 2006 the Company received approximately $3,711,000, net of approximately $115,000 of fees, from the exercise of warrants to purchase 5,100,994 shares of Common Stock issued as part of the March 2004 private placement. The Company also issued 10,088 shares of Common Stock from the cashless exercise of 18,088 warrants issued to the placement agent as part of the March 2004 private placement. Additionally, the Company received approximately $345,000 from the exercise of warrants to purchase 545,451 shares of Common Stock as part of the May 2005 private placement. The Company also issued 172,490 shares of Common Stock from the cashless exercise of 299,998 warrants issued as part of the May 2005 private placement. The Company also received $25,000 from the exercise of warrants to purchase 50,000 shares of Common Stock issued in 2003.

In January 2006, the Company issued an additional $2,000,000 short-term Senior Secured Notes payable and warrants to purchase 400,000 shares of Common Stock at an exercise price of $0.82 per share. These warrants were valued using a Black-Scholes option pricing model, assuming no dividend yield, with the following assumptions: risk-free interest rate of 4.30%, volatility of 1.0285 and an expected life of 5 years. The relative fair value model was then applied to the Black-Scholes valuation of the warrants issued to the note holders resulting in the recording of a debt discount of $307,000 which will be amortized over the term of the notes. The remaining terms of these Notes are consistent with the Senior Secured Notes described in Note 6.

16. Quarterly Results (Unaudited)

The following table is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

			2005
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Revenues	$1	$1	$1	$1	$4
Cost of goods	5	3	3	3	14
Loss from operations	(3,435)	(4,216)	(3,488)	(4,071)	(15,210)
Net loss applicable to common stockholder	(3,438)	(4,217)	(3,488)	(4,072)	(15,215)
Basic and diluted net loss per share applicable to common stockholders	$(0.06)	$(0.06)	$(0.04)	$(0.05)	$(0.21)
Shares used to calculate basic and diluted net loss per share applicable to common stockholders	62,493	70,699	78,903	79,092	72,647

			2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Revenues	$374	$118	$49	$1	$542
Cost of goods	5	3	3	3	14
Loss from operations	(1,093)	(2,579)	(3,340)	(3,074)	(10,086)
Net income (loss) applicable to common stockholders	2,361	(1,460)	(3,340)	(3,075)	(5,514)
Basic and diluted net loss per share Applicable to common stockholders	$0.08	$(0.04)	$(0.05)	$(0.05)	$(0.11)
Shares used to calculate basic net income (loss) per share applicable to common stockholders	30,548	40,450	62,371	62,374	47,984
Shares used to calculate diluted net income (loss) per share applicable to common stockholders	30,987	40,450	62,371	62,374	47,984

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

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Company

As of March 31, 2006, our executive officers and other senior management were as follows:

Name	Age	Title

S. Kumar Chandrasekaran, Ph.D.	63	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer
Lyle M. Bowman, Ph.D.	57	Vice President, Development and Operations
David F. Heniges	62	Vice President and General Manager, Commercial
		Opportunities
Sandra C. Heine	44	Vice President, Finance and Administration
Erwin C. Si, Ph.D.	52	Senior Director, Preclinical Research

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

We currently have five directors. Certain information regarding the members of the Board of Directors as of March 31, 2006 is set forth below:

Name	Position(s) with the Company	Age	Director Since
S. Kumar Chandrasekaran, Ph.D.	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer	63	1989
Mitchell H. Friedlaender, M.D.	Director	60	1996
John L. Mattana	Director	76	1997
Jon S. Saxe, Esq.	Director	69	2000
Anders P. Wiklund	Director	66	1996

Business Experience of Board Members

S. Kumar Chandrasekaran, Ph.D. has been a Director of the Company since 1989. Dr. Chandrasekaran joined the Company in September 1987 as Vice President, Development. From 1988 to 1989, Dr. Chandrasekaran served as Vice President, Research and Development. From 1989 to 1993, Dr. Chandrasekaran served as President and Chief Operating Officer. Since August 1993, he has served as Chairman of the Board of Directors, President and Chief Executive Officer and since December 1999, he has served as Chief Financial Officer, a position he also held from December 1995 to December 1997. Dr. Chandrasekaran holds a Ph.D. in Chemical Engineering from the University of California at Berkeley.

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

Jon S. Saxe, Esq. has been a Director of the Company since December 1999. Mr. Saxe was also a Director of the Company from 1992 through 1997, when he resigned as a member of the Board of Directors and became Director Emeritus until December 1999. Mr. Saxe is a Director of Protein Design Labs, Inc., a biotechnology company for which he served as President from January 1995 to May 1999. Mr. Saxe served as President of Saxe Associates, a biotechnology consulting firm, from May 1993 to December 1994, President, Chief Executive Officer and a Director of Synergen, Inc., from October 1989 to April 1993, and Vice President, Licensing & Corporate Development for Hoffmann-LaRoche from August 1984 through September 1989. Mr. Saxe serves on the board of directors of Questcor Pharmaceuticals, Inc., First Horizon Pharmaceutical Corporation, Protein Design Labs, Inc., SciClone Pharmaceuticals, Inc. and Durect, Inc. Mr. Saxe also serves on the board of directors of several private companies. Mr. Saxe holds a B.S. in Chemical Engineering from Carnegie-Mellon University, a J.D. from George Washington University School of Law, and an L.L.M. from New York University School of Law.

Anders P. Wiklund has been a Director of the Company since November 1996. Since January 1997 he has served as Principal at Wiklund International Inc., an advisory firm to the biotechnology and pharmaceutical industries, and from 1997 through 2002 served as Senior Vice President at Biacore Holding Inc., a life science technology company. He served as Vice President, Corporate Business Development of Pharmacia & Upjohn from January 1996 to December 1996, as Executive Vice President of Pharmacia U.S. Inc. from 1994 to 1996 and as President and Director of Pharmacia Development Corp. from 1993 to 1994. Mr. Wiklund served as Chief Executive Officer, President and Director of KABI Pharmacia Inc. from 1990 to 1993. Mr. Wiklund serves on the board of directors of Medivir AB. Mr. Wiklund also serves on the board of directors of several private companies. Mr. Wiklund holds a Master of Pharmacy from the Pharmaceutical Institute, Stockholm, Sweden.

Board Committees and Meetings

During the fiscal year ended December 31, 2005, the Board of Directors held four regular meetings and numerous special meetings. The Board of Directors has an Audit Committee, a Stock Plan and Compensation Committee, a Nominating and Corporate Governance Committee, a Financing Committee, a Mergers and Acquisitions Committee, a New Ophthalmic Opportunities Committee and a Clinical Oversight Committee. During the 2005 fiscal year each individual currently serving as a director attended at least 75% of the aggregate number of meetings of the Board of Directors and meetings of the Committees of the Board of Directors on which he served.

Communications with the Board

The Company encourages stockholder communications with its Board of Directors. Any stockholder wishing to communicate with the Board of Directors or any individual director of the Company regarding matters concerning the Company should submit such communications in writing to the Company’s corporate secretary via postal mail at the following address:

InSite Vision Incorporated
965 Atlantic Avenue
Alameda, CA 94501
Attention: Corporate Secretary

The Company’s corporate secretary will review all such correspondence and distribute the correspondence to such members of the Board of Directors as the corporate secretary deems appropriate or advisable.

Company Policy Regarding Board Member Attendance at Annual Meetings

The Company strongly encourages each director to attend its Annual Meeting of Stockholders. All of the Company’s directors attended the Company’s 2005 Annual Meeting of Stockholders.

Audit Committee

During the 2005 fiscal year, the Audit Committee was composed of three non-employee directors: John L. Mattana, Jon S. Saxe and Anders P. Wiklund.

The Audit Committee appoints the Company's independent accountants; pre-approves all audit and non-audit services to be provided to the Company by the independent accountants; oversees the independence of the independent accountants; evaluates the independent accountants’ performance; receives and considers the independent accountants’ comments as to accounting and financial controls; monitors the effectiveness of the internal and external audit controls, oversees the Company’s financial and accounting organization and financial reporting, discusses with management and the independent auditors the results of the annual audit and the Company's annual financial statements; and discusses with management and the independent auditors, as applicable, the results of the independent auditors' interim review of the Company's quarterly financial statements, as well as the Company's earnings press releases. The Audit Committee met five times in 2005. The Board of Directors adopted and approved a revised written charter for the Audit Committee in April 2004. A current copy of the Company’s Audit Committee charter is available on the Company’s website located at www.InSiteVision.com under “Investor Relations.” A copy of the Company’s Code of Conduct and Code of Ethics is available to investors free of charge by writing to InSite Vision, Incorporated, Investor Relations, 965 Atlantic Avenue, Alameda, CA 94501.

Among other things, under the revised charter of the Audit Committee, the Audit Committee is responsible for reviewing and approving all related party transactions, approving and monitoring the Company’s code of ethics for senior finance personnel and code of conduct for all employees and directors (including approving any waivers of such codes for directors, executive officers and senior financial personnel), and establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls, or auditing matters, and the confidential, anonymous submission by Company employees of concerns regarding questionable accounting, auditing or legal matters. The Company’s Code of Conduct and Code of Ethics can be found on the Company’s website located at www.InSiteVision.com under “Investor Relations.” A copy of the Company’s Audit Committee charter is available to investors free of charge by writing to InSite Vision Incorporated, Investor Relations, 965 Atlantic Avenue, Alameda, CA 94501. The Company will disclose any waivers under its Code of Conduct or Code of Ethics which are granted to its directors or executive officers in a current report on Form 8-K filed with the Securities and Exchange Commission within 4 business days of any such waiver. No such waivers were granted during 2005.

The Board of Directors has determined that each of the members of the Audit Committee is “independent” as that term is defined in Section 121(A) of the American Stock Exchange’s listing standards and also meets the additional criteria for independence of Audit Committee members set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended. In addition, the Board of Directors has determined that each member of its Audit Committee is “financially sophisticated” and that therefore the Audit Committee meets the requirement under the rules of the American Stock Exchange that at least one member of the audit committee be “financially sophisticated.” Although the Board of Directors does not believe any member of the Audit Committee currently qualifies as an "audit committee financial expert" as defined by the Securities and Exchange Commission, the Company believes that the experience and financial acumen of the members of its Audit Committee is sufficient given the Company’s current needs and financial position. The Board of Directors will continue to assess the qualifications of the members of its Audit Committee, including the need to appoint a financial expert, in light of the Company’s financial complexity, position and requirements in order to serve the best interests of the Company and its stockholders.

Stock Plan and Compensation Committee

The Stock Plan and Compensation Committee (the “Compensation Committee”) currently consists of two directors: John L. Mattana and Anders P. Wiklund. The Compensation Committee met two times in the 2005 fiscal year. The Compensation Committee determines and reviews the compensation to be paid to the Company’s officers and directors and administers the Company’s 1994 Stock Option Plan (the “1994 Plan”) and the Company’s 1994 Employee Stock Purchase Plan (the “Purchase Plan”). The Board of Directors has determined that each of the members of the Compensation Committee is “independent” as that term is defined in Section 121(A) of the American Stock Exchange’s listing standards. The Board of Directors adopted a revised written charter for the Compensation Committee in April 2004.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee (the “Nominating Committee”) currently consists of two directors, John L. Mattana and Mitchell H. Friedlaender, M.D. The Nominating Committee held one meeting during the 2005 fiscal year to recommend to the Board the nomination of directors standing for election at the Company’s 2005 Annual Meeting. The Board of Directors has determined that each of the members of the Nominating Committee is “independent” as that term is defined in Section 121(A) of the American Stock Exchange’s listing standards. The Board of Directors adopted a revised written charter for the Nominating Committee in April 2004. A current copy of the Company’s Nominating Committee charter is available on the Company’s website located at www.InSiteVision.com under “Investor Relations.” A copy of the Company’s Nominating Committee charter is available to investors free of charge by writing to InSite Vision Incorporated, Investor Relations, 965 Atlantic Avenue, Alameda, CA 94501. The Nominating Committee, identifies and recommends director nominees to be selected by the Board of Directors for submission to vote at the Company’s annual stockholder meetings or to fill vacancies between such meetings, implements the Board’s criteria for selecting new directors, develops or reviews and recommends corporate governance policies for the Board, and oversees the Board’s annual evaluation process.

Consideration of Director Nominees

Stockholder Nominees

The policy of the Nominating Committee is to consider properly submitted stockholder nominations for candidates for membership on the Board as described below under "Identifying and Evaluating Nominees for Directors." In evaluating such nominations, the Nominating Committee seeks to achieve a balance of knowledge, experience and capability on the Board and to address the membership criteria set forth under "Director Qualifications."

The Nominating Committee will consider timely suggestions of nominees from stockholders. Stockholders may recommend individuals for consideration by submitting the materials set forth below to the Company addressed to the Chairman of the Nominating Committee at the Company’s address. To be timely, the written materials must be submitted within the time permitted for submission of a stockholder proposal for inclusion in the Company’s proxy statement for the subject annual meeting and in accordance with the Company’s Bylaw provisions regarding stockholder proposals.

The written materials must include: (1) all information to relating the individual recommended that is required to be disclosed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (2) the name(s) and address(es) of the stockholders making the nomination and the amount of the Company’s securities which are owned beneficially and of record by such Stockholder(s); (3) appropriate biographical information (including a business address and a telephone number) and a statement as to the individual’s qualifications, with a focus on the criteria described below; (4) a representation that the stockholder of record is a holder of stock of the Company entitled to vote on the date of submission of such written materials and (5) any material interest of the stockholder in the nomination.

Any stockholder nominations proposed for consideration by the Nominating Committee should be addressed to:

Chairman of the Nominating and Corporate Governance Committee
InSite Vision Incorporated
965 Atlantic Avenue
Alameda, CA 94501

Director Qualifications

The Nominating Committee has established the following minimum criteria for evaluating prospective board candidates:

•	Reputation for integrity, strong moral character and adherence to high ethical standards.
•	Holds or has held a generally recognized position of leadership in the community and/or chosen field of endeavor, and has demonstrated high levels of accomplishment.
•	Demonstrated business acumen and experience, and ability to exercise sound business judgment and common sense in matters that relate to the current and long-term objectives of the Company.
•	Ability to read and understand basic financial statements and other financial information pertaining to the Company.
•	Commitment to understand the Company and its business, industry and strategic objectives.
•
Commitment and ability to regularly attend and participate in meetings of the Board of Directors, Board Committees and stockholders; number of other company Boards on which the candidate serves; and ability to generally fulfill all responsibilities as a director of the Company.

•	Willingness to represent and act in the interests of all stockholders of the Company rather than the interests of a particular group.
•	Good health, and ability to serve.

•
For prospective non-employee directors, independence under SEC and applicable stock exchange rules, and the absence of any conflict of interest (whether due to a business or personal relationship) or legal impediment to, or restriction on, the nominee serving as a director.

•	Willingness to accept the nomination to serve as a director of the Company.

Other Factors for Potential Consideration

The Nominating Committee will also consider the following factors in connection with its evaluation of each prospective nominee:

•	Whether the prospective nominee will foster a diversity of skills and experiences.
•
For potential Audit Committee members, whether the nominee possesses the requisite education, training and experience to qualify as “financially sophisticated” or as an audit committee “financial expert” under applicable SEC and stock exchange rules.

•
For incumbent directors standing for re-election, the Nominating Committee will assess the incumbent director’s performance during his or her term, including the number of meetings attended, level of participation, and overall contribution to the Company.

•	Composition of Board and whether the prospective nominee will add to or complement the Board’s existing strengths

Identifying and Evaluating Nominees for Directors

The Nominating Committee initiates the process by preparing a slate of potential candidates who, based on their biographical information and other information available to the Nominating Committee, appear to meet the criteria specified above and/or who have specific qualities, skills or experience being sought (based on input from the full Board).

•	Outside Advisors. The Nominating Committee may engage a third-party search firm or other advisors to assist in identifying prospective nominees.
•	Nomination of Incumbent Directors. The re-nomination of existing directors is not automatic, but is based on continuing qualification under the criteria set forth above.
o
For incumbent directors standing for re-election, the Nominating Committee will assess the incumbent director’s performance during his or her term, including the number of meetings attended, level of participation, and overall contribution to the Company; the number of other company boards on which the individual serves, composition of the Board at that time, and any changed circumstances affecting the individual director which may bear on his or her ability to continue to serve on the Board.

•
Management Directors. The number of officers or employees of the Company serving at any time on the Board should be limited such that, at all times, a majority of the directors is “independent” under applicable SEC and American Stock Exchange rules.

After reviewing appropriate biographical information and qualifications, first-time candidates will be interviewed by at least one member of the Nominating Committee and by the Chief Executive Officer. Upon completion of the above procedures, the Nominating Committee shall determine the list of potential candidates to be recommended to the full Board for nomination at the annual meeting. The Board of Directors will select the slate of nominees only from candidates identified, screened and approved by the Nominating Committee.

Financing Committee

The Financing Committee currently consists of two directors: John L. Mattana and Jon S. Saxe. The Financing Committee reviews and evaluates potential financing opportunities for the Company and communicates with and advises management and the Board of Directors with respect to such opportunities. The Board of Directors has determined that each of the members of the Financing Committee is “independent” as that term is defined in Section 121(A) of the American Stock Exchange’s listing standards. The Board of Directors adopted a written charter for the Financing Committee in April 2004.

Mergers and Acquisitions Committee

The Mergers and Acquisitions Committee currently consists of two directors: Jon S. Saxe and Anders P. Wiklund. The Mergers and Acquisitions Committee reviews and evaluates potential strategic business combination opportunities for the Company and communicates with and advises management and the Board of Directors with respect to such opportunities. The Board of Directors has determined that each of the members of the Mergers and Acquisitions Committee is “independent” as that term is defined in Section 121(A) of the American Stock Exchange’s listing standards. The Board of Directors adopted a written charter for the Mergers and Acquisitions Committee in April 2004.

New Ophthalmic Opportunities Committee

The New Ophthalmic Opportunities Committee currently consists of two directors: Mitchell H. Friedlaender and Anders P. Wiklund. The New Ophthalmic Opportunities Committee reviews and evaluates potential partnering and other collaborative arrangements for the Company and communicates with and advises management and the Board of Directors with respect to such opportunities. The Board of Directors has determined that each of the members of the New Ophthalmic Opportunities Committee is “independent” as that term is defined in Section 121(A) of the American Stock Exchange’s listing standards. The Board of Directors adopted a written charter for the New Ophthalmic Opportunities Committee in April 2004.

Clinical Oversight Committee

The Clinical Oversight Committee currently consists of one director: Mitchell H. Friedlander. The Clinical Oversight Committee oversees, evaluates and analyzes the structure and implementation of the Company’s clinical trials and the results of such trials and clinical programs and communicates with and advises management and the Board of Directors with respect to such activities. The Board of Directors has determined that the member of the Clinical Oversight Committee is “independent” as that term is defined in Section 121(A) of the American Stock Exchange’s listing standards. The Board of Directors adopted a written charter for the Clinical Oversight Committee in June 2004.

Compensation of Directors

During the 2005 fiscal year, each non-employee Board member was entitled to receive:

•	$2,000 for each Board meeting attended in person or by telephone, up to a maximum of $8,000 per year;
•	an additional $500 for each Audit Committee Meeting attended in person or by telephone, up to a maximum of $3,500 per year;
•	an additional $500 for each Compensation Committee Meeting attended in person or by telephone, up to a maximum of $2,000 per year;
•	an additional $12,000 per year for serving on each of the Financing Committee, the Mergers and Acquisitions Committee, the New Ophthalmic Opportunities Committee; and the Clinical Oversight Committee.
•	reimbursement of reasonable expenses for attending any Board or committee meetings.

Under the Automatic Option Grant Program in effect under the 1994 Plan, each individual who first joins the Board as a non-employee Board member will receive, at the time of his or her initial election or appointment to the Board, an option grant to purchase 10,000 shares of Common Stock at an exercise price per share equal to the fair market value per share of Common Stock on the grant date. Each such option will have a maximum term of 10 years measured from the grant date, subject to earlier termination following the optionee’s cessation of Board service, and will vest and become exercisable for all of the option shares upon the optionee’s completion of one year of Board service measured from the grant date. However, the option will immediately vest and become exercisable for all the option shares upon certain changes in control of the Company.

Continuing non-employee Board members will each receive an automatic option grant for an additional 10,000 shares of Common Stock on the date of the first Board meeting held in December each year. In the event there is no December Board meeting in any year, then the annual option grant for that year will be made on December 15th or if December 15th is not a day on which the New York Stock Exchange is open for business such grant will be made on the immediately succeeding trading day. The option will have an exercise price per share equal to the fair market value per share of Common Stock on the grant date and will have a maximum term of 10 years measured from the grant date, subject to earlier termination following the optionee’s cessation of Board service. The option will vest and become exercisable for all the option shares upon the optionee’s completion of one year of Board service measured from the grant date. However, the option will immediately vest and become exercisable for all the option shares upon certain changes in control of the Company.

Accordingly, on December 9, 2005, the date of the Company’s first December Board meeting in 2005, each of the following non-employee Board members received an automatic option grant to purchase 10,000 shares of Common Stock at an exercise price of $0.90 per share, the fair market value per share of Common Stock on such grant date: Messrs. Friedlaender, Mattana, Saxe and Wiklund. In addition, on December 9, 2005, each of these non-employee Board members received an additional discretionary option grant in recognition of their service to the Company on the Board of Directors to purchase 20,000 shares of Common Stock at an exercise price of $0.90 per share, the fair market value per share of Common Stock on such grant date. Each of the foregoing options to purchase Common Stock will vest and become exercisable for all the option shares on the date that is one year from the date of grant.

The information required by this item with respect to the identification of Executive Officers is contained in Item 1 of Part I of this report under the caption “Executive Officers.”

Section 16(a) beneficial ownership reporting compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file with the United States Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by the Securities Exchange Act of 1934, as amended, to furnish the Company with copies of all Section 16(a) reports they file.

Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the fiscal year ended December 31, 2005, its officers, directors and holders of more than 10% of the Common Stock complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

Stock Plan and Compensation Committee Report on Executive Compensation

The Stock Plan and Compensation Committee (the “Compensation Committee”) of the Board is responsible for establishing the cash and equity compensation of the Company’s Chief Executive Officer, President and Chief Financial Officer, Dr. Chandrasekaran, and the Company’s other executive officers. All decisions by the Compensation Committee with respect to cash compensation are reviewed by the full Board of Directors. However, the Compensation Committee has the sole and exclusive authority to administer the 1994 Plan and to make option grants to the Company’s executive officers under the 1994 Plan. The Compensation Committee has furnished the following report with respect to the 2005 compensation of Dr. Chandrasekaran and the Company’s other executive officers.

Compensation Policy

The Compensation Committee’s principal goals in making its executive compensation recommendations are (i) to ensure that there exists an appropriate relationship between executive pay and both the performance of the Company and stockholder value, particularly, but not exclusively, as reflected in the price of the Company’s Common Stock, and (ii) to attract, motivate and retain key executives in the face of competition within the biopharmaceutical industry for qualified personnel. To achieve these objectives, the Compensation Committee’s executive compensation policies generally integrate annual base salaries and other guaranteed payments for Dr. Chandrasekaran and the Company’s other executive officers with variable incentive bonuses and stock options primarily based upon corporate and individual performance. Performance is measured primarily by comparison with specific objectives. In addition to linking executive compensation directly to stockholder value, the Compensation Committee believes that stock options, through staged vesting provisions, perform an important role in motivating and retaining key executives.

Base Salary

The base salary levels for the executive officers were established for the 2005 fiscal year on the basis of the following factors: personal performance, the estimated salary levels in effect for similar positions at a select group of companies with which the Company competes for executive talent, and internal comparability considerations. The Compensation Committee, however, did not rely upon any specific compensation surveys for comparative compensation purposes. Instead, the Compensation Committee made its decisions as to the appropriate market level of base salary for each executive officer on the basis of its understanding of the salary levels in effect for similar positions at those companies with which the Company competes for executive talent. During the 2003 fiscal year and the first six months of 2004, the Company’s executive officers other than the Chief Executive Officer agreed with the Company to reduce their salaries in light of the Company’s financial condition by a total of $242,928 and $115,753, respectively. The salary reductions agreed to by the Company’s Chief Executive Officer are described below. On June 1, 2004, the Compensation Committee determined based on the factors identified above and the Company’s then improved financial condition that it was appropriate to increase the executive officers’ base salaries back to the levels as of December 31, 2002, effective June 15, 2004. The Compensation Committee will continue to review base salaries on an annual basis and consider whether any increase in executive officer salaries and/or other forms of compensation is advisable. See “CEO Compensation” in this report.

Performance Measures

Due to the current stage of the Company’s development, the Compensation Committee believes that corporate performance is not appropriately measured in terms of traditional financial performance criteria such as profitability and earnings per share. Rather, the Compensation Committee believes that corporate performance is appropriately measured by analyzing the degree to which the Company has achieved certain goals established by the Compensation Committee and approved by the Board. Accordingly, annual incentive compensation is awarded on the basis of these factors.

The incentive compensation paid to the executive officers for the 2005 fiscal year was based primarily upon the Company’s attainment of performance milestones tied to clinical and regulatory developments and the pursuit and formation of third-party collaborative relationships with respect to the Company’s technology. As of March 28, 2006, the bonuses for the 2005 fiscal year on the basis of the Company’s achievement of those milestones have not been approved or awarded to the executive officers.

Stock Option Grants

Stock option grants under the 1994 Plan are designed to align the interests of each executive officer with those of the stockholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. Each grant allows the individual to acquire shares of Common Stock at a fixed price per share (the market price on the grant date) over a specified period of time (up to 10 years). Each option generally becomes exercisable in installments over a period of years, contingent upon the executive officer’s continued employment with the Company. Accordingly, the option will provide a return to the executive officer only if the executive officer remains employed by the Company during the applicable vesting period, and then only if the market price of the underlying shares appreciates over the option term.

The number of shares subject to each option grant will be set at a level intended to create a meaningful opportunity for stock ownership based on the officer’s current position with the Company, the base salary associated with that position, the size of comparable awards made to individuals in similar positions within the industry, the individual’s potential for increased responsibility and promotion over the option term, and the individual’s personal performance in recent periods. The Compensation Committee will also take into account the executive officer’s existing holdings of Common Stock and the number of vested and unvested options held by that individual in order to maintain an appropriate level of equity incentive. However, the Compensation Committee does not intend to adhere to any specific guidelines as to the relative option holdings of the Company’s executive officers.

During the 2005 fiscal year, stock options in the aggregate amount of 1,450,000 shares of Common Stock were granted to the executive officers named in the Summary Compensation Table. Please refer to the “Summary Compensation Table” and the section entitled “Option Grants in Last Fiscal Year.”

CEO Compensation

In setting the total compensation payable to Dr. Chandrasekaran, the Company’s Chief Executive Officer, President and Chief Financial Officer, for the 2005 fiscal year, the Compensation Committee sought to make such compensation competitive with that provided by other companies with which the Company competes for executive talent.

The incentive portion of Dr. Chandrasekaran’s cash compensation earned for the 2005 fiscal year was based primarily upon the Company’s attainment of performance milestones tied to clinical and regulatory developments, results of fundraising efforts, and recognition of certain additional performance milestones achieved after the $400,000 bonus was paid to Dr. Chandrasekaran in the second quarter of the 2004 fiscal year. Dr. Chandrasekaran agreed with the Company to forego the payout of the $200,000 bonus awarded to him in 2005 until the Company completed at least one of its Phase 3 clinical trials and Company’s financial position improves to a sufficient degree that the Compensation Committee determines that such bonus can be paid without undue negative impact on the Company’s financial position. This bonus was paid during the first quarter of 2006.

Additionally, the Compensation Committee awarded a stock option grant to Dr. Chandrasekaran in the 2005 fiscal year in order to provide him with an equity incentive tied to the financial success of the Company. The option will have value for Dr. Chandrasekaran only if the market price of the underlying option shares appreciates over the market price in effect on the date the grant was made.

Compliance with Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to publicly held companies for compensation exceeding $1 million paid to certain of the Company’s executive officers, to the extent that compensation is not deemed to be performance-based pursuant to the criteria established under a stockholder-approved plan. The cash-based compensation paid to the Company’s executive officers for the 2005 fiscal year did not exceed the $1 million limit per officer, and the Compensation Committee does not anticipate that the total cash compensation to be paid to any of the Company’s executive officers for fiscal 2006 will exceed that limit. Accordingly, the Compensation Committee has decided not to submit any of the Company’s cash incentive bonus plans for stockholder approval at the Annual Meeting or to take any other action to limit or restructure the elements of cash compensation payable to the Company executive officers. The Compensation Committee will reconsider this decision should the individual cash compensation of any executive officer be expected to exceed the $1 million level on a recurring basis as a result of their participation in one or more of the Company’s non-stockholder approved incentive bonus plans.

Submitted by the Compensation Committee
of the Board of Directors

John L. Mattana
Anders P. Wiklund

Compensation Committee Interlocks and Insider Participation

During the 2005 fiscal year, the Compensation Committee consisted of John L. Mattana and Anders P. Wiklund. No member of the Compensation Committee was at any time during the 2005 fiscal year, or at any other time, an officer or employee of the Company or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related party transactions.

During the 2005 fiscal year, no executive officer of the Company served as a member of the board of directors or compensation committee of any entity which has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

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

Summary of Cash and Certain Other Compensation

The following table sets forth the compensation earned by the Company’s Chief Executive Officer and each of the Company’s other executive officers whose salary and bonus for fiscal year 2005 was in excess of $100,000, for services rendered in all capacities to the Company for the 2005, 2004 and 2003 fiscal years (the “Named Executive Officers”). No executive officer who would have otherwise been included in such table on the basis of salary and bonus earned for the 2005 fiscal year resigned or terminated employment during that fiscal year.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position(1)	Year	Salary ($)(2)	Bonus ($)(3)	Other Annual Compensation ($)(4)	Securities Underlying Options (#)
S. Kumar Chandrasekaran, Ph. D.	2005	390,000	200,000	5,782	1,000,000
Chairman of the Board,	2004	222,632	400,000	2,772	180,000
President, Chief Executive	2003	104,085	---	730	295,000
Officer and Chief Financial Officer

Lyle M. Bowman, Ph. D.	2005	220,000	---	2,012	175,000
Vice President, Development	2004	156,065	140,000	1,806	60,000
and Operations	2003	103,443	---	491	65,000

David Heniges	2005	235,000	---	3,326	125,000
Vice President and General	2004	143,882	120,000	2,772	45,000
Manager, Commercial	2003	69,329	---	730	40,000
Opportunities

Sandra C. Heine	2005	147,250	---	288	150,000
Vice President, Finance and
Administration

(1) Principal Position determined as of December 31, 2005.
(2) During 2003, the executive officers agreed to reduce their annual salaries by the following amounts: Dr. Chandrasekaran $245,915, Dr. Bowman $97,257 and Mr. Heniges $145,671. This agreement continued until June 15, 2004 and resulted in 2004 salary reductions of the following amounts: Dr. Chandrasekaran $127,368, Dr. Bowman $44,635 and Mr. Heniges $71,118.
(3) The amounts shown under the Bonus column include cash bonuses earned for the indicated fiscal years.
(4) Represents amounts for excess life insurance coverage.

Option Grants in Last Fiscal Year

The following table sets forth information concerning the stock options granted during the 2005 fiscal year to the executive officers named in the Summary Compensation Table. Except for the limited right described in footnote (1), no stock appreciation rights were granted to those individuals during such fiscal year.

	Individual Grants
	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal	Exercise or Base Price ($/Share)	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	(#)(1)	Year (2)	(3)	Date	5% (4)	10% (4)

S. Kumar Chandrasekaran, Ph.D.	(a) 1,000,00	46.0%	$0.63	6/1/15	396,204	1,004,058
Lyle M. Bowman	(a) 175,000	8.1%	$0.75	6/1/14	69,336	175,710
David Heniges	(a) 125,000	5.7%	$0.88	3/30/14	49,525	125,507
Sandra C. Heine	(a) 150,000	6.9%	$0.75	6/1/14	59,431	150,609

______________________
(1) Each option has a maximum term of 10 years, subject to earlier termination in the event of the optionee's cessation of service with the Company. The option granted will vest and become exercisable:

(a) for twenty five percent (25%) of the option shares upon the completion of one (1) year of service measured from the grant date and will vest and become exercisable for the balance of the option shares on a daily basis over the next three years of service thereafter (the “Normal Vesting Schedule”).

However, each option will become immediately exercisable for all the option shares upon an acquisition of the Company by merger or asset sale, unless the option is assumed by the successor entity. The option, to the extent so assumed, will subsequently vest in full should the optionee's employment be terminated (whether involuntarily or through a resignation following a material change in the optionee's duties and responsibilities, level of compensation or principal place of employment) within twelve (12) months following the acquisition in which that option does not otherwise vest on an accelerated basis. The option includes a limited stock appreciation right which will result in the cancellation of that option, to the extent exercisable for vested shares, upon the successful completion of a hostile tender offer for securities possessing more than 50% of the combined voting power of the Company's outstanding voting securities. In return for the cancelled option, the optionee will receive a cash distribution per cancelled option share equal to the excess of (i) the highest price paid per share of the Company's Common Stock in such hostile tender offer over (ii) the exercise price payable per share under the cancelled option. The exercise price may be paid in cash or in shares of Common Stock (valued at fair market value on the exercise date) or through a cashless exercise procedure involving a same-day sale of the purchased shares. For additional information on option acceleration provisions, please see “Employment Contracts, Termination of Employment Arrangements and Change in Control Arrangements” above.

(2) Represents the individual’s percentage (%) of the total options granted to all employees in the 2005 Fiscal Year as determined with respect to each individual grant in the 2005 Fiscal Year to the particular individual.

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

Aggregate Option Exercises and Fiscal Year-End Holdings

The following table sets forth information concerning the exercise of options during the 2005 fiscal year by the Company’s Chief Executive Officer and each of the Company’s other Named Executive Officers and the unexercised options held by such individuals at the end of such fiscal year. Except for the limited rights described in footnote (1) to the Summary Option Grant Table above, no stock appreciation rights were exercised by such individuals during the 2005 fiscal year, and no outstanding stock appreciation rights remain outstanding at the end of such fiscal year.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

	Number of Shares Acquired	Aggregate Value	Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised In-the-Money Options at December 31, 2005 (2)
Name	On Exercise (#)	Realized (1)	Exercisable	Unexercisable	Exercisable	Unexercisable
S. Kumar Chandrasekaran, Ph. D	None	$0	1,075,372	1,014,628	$370,739	$969,261

Lyle M. Bowman	None	$0	183,158	186,842	$20,017	$31,683

David Heniges	None	$0	141,068	143,932	$9,900	$22,700

Sandra C. Heine	25,000	$2,250	154,407	165,593	$13,016	$27,434
__________
(1) Based on the market value of the shares on the date of exercise less the exercise price paid for those shares.
(2) Calculated on the basis of the closing sale price per share of the Common Stock on the American Stock Exchange of $0.83 on December 31, 2005 less the exercise price.

EQUITY COMPENSATION PLAN INFORMATION
The Company currently maintains the following compensation plans under which the Company’s equity securities are authorized for issuance:

•	InSite Vision Incorporated 1994 Stock Option Plan (the “1994 Plan”)
•	InSite Vision Incorporated 1994 Employee Stock Purchase Plan (the “Purchase Plan”)

Each of these plans has been approved by the Company’s stockholders. The following table sets forth the number of shares of the Company’s Common Stock subject to outstanding options, warrants, and rights, the weighted-average exercise price of outstanding options, warrants, and rights, and the number of shares remaining available for future grants under these plans as of December 31, 2005.

	A	B	C
Plan Category	Number of Shares of the Company’s Common Stock to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of the Company’s Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders	5,554,990	$1.15	624,077 (1)

Equity Compensation Plans Not Approved by Stockholders	0	0	0

Total	5,554,990	$1.15	624,077

(1)   Of the total number of shares available, 218,455 were available for additional stock option grants under the 1994 Plan and 423,622 were available for purchases under our Purchase Plan. In addition, the number of shares of the Company’s Common Stock available for issuance under the 1994 Plan will automatically increase on the first day of January each year during the term of the 1994 Plan (which is currently scheduled to expire in 2008) by an amount equal to two percent (2%) of the total number of shares of the Company’s Common Stock issued and outstanding on the last day of December in the immediately preceding year. In addition, the number of shares of the Company’s Common Stock available for issuance under the Purchase Plan will automatically increase on the first trading day in January each year during the term of the Purchase Plan (which is currently scheduled to expire in 2008) by an amount equal to one-half-percent (0.5%) of the total number of shares of the Company’s Common Stock issued and outstanding as of the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 125,000 shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to the Company regarding beneficial ownership of the Company’s Common Stock, as of March 15, 2006 unless otherwise noted by (i) each person who is known by the Company to beneficially own more than five percent of the Company’s Common Stock, (ii) the Chief Executive Officer and each of the other Named Executive Officers of the Company, (iii) each director and nominee for director at the Annual Meeting, and (iv) all current executive officers and directors as a group. Unless otherwise indicated, the principal address of each of the stockholders below is: c/o InSite Vision Incorporated, 965 Atlantic Avenue, Alameda, California 94501. Except as otherwise indicated, the Company believes that each of the beneficial owners of the Common Stock listed below has sole voting and investment power with respect to such shares, subject to community property laws, where applicable. Information for Eli Jacobson is based upon the most recent 13G or 13G/A filed by such person with the Securities and Exchange Commission.

The percentage of beneficial ownership is calculated based on the 85,532,857 shares of Common Stock that were outstanding on March 15, 2006. This percentage also includes Common Stock of which such individual or entity had the right to acquire beneficial ownership of as of March 15, 2006 or within 60 days after March 15, 2006, including but not limited to upon the exercise of options; however, such Common Stock shall not be deemed outstanding for the purpose of computing the percentage owned by any other individual or entity.

	Beneficially Owned
Name of Beneficial Owner	Number of Shares	Percent of Class
Eli Jacobson	5,858,528(1)	6.82%
125 Broad Street, 32nd Floor New York, NY 10004
Pinto Technology Ventures, LLP	7,490,908(2)	8.55%
S. Kumar Chandrasekaran, Ph.D.	1,431,674(3)	1.65%
Lyle M. Bowman, Ph.D.	254,923(4)	*
David F. Heniges.	152,072(5)	*
Sandra C. Heine	222,432(6)	*
Mitchell H. Friedlaender, M.D	150,000(7)	*
John L. Mattana	175,000(8)	*
Jon S. Saxe	152,000(9)	*
Anders P. Wiklund	150,000(10)	*
All current executive officers and directors as a group (8 persons)	2,688,101 (11)	3.07%
__________
* Less than one percent of the outstanding Common Stock.

(1) Pursuant to a Schedule 13G dated and filed with the Securities and Exchange Commission on February 17, 2006, Eli Jacobson reported that as of February 17, 2006 he had sole voting power and sole dispositive power over 5,434,665 shares. The amount noted above also includes 423,863 shares issuable upon the exercise of warrants, purchased in the March 26, 2004, June 14, 2004 and May 26, 2005 private placements.

(2) Pinto Technology Ventures, LLP. Includes 2,036,363 shares issuable upon the exercise of warrants purchased in the May 26, 2005 and December 30, 2005 private placements.

(3) Includes 1,106,649 shares issuable upon the exercise of stock options exercisable on March 15, 2006 or within 60 days thereafter.

(4) Includes 190,035 shares issuable upon the exercise of stock options exercisable on March 15, 2006 or within 60 days thereafter.

(5) Comprised of 152,072 shares issuable upon the exercise of stock options exercisable on March 15, 2006 or within 60 days thereafter.

(6) Includes 161,284 shares issuable upon the exercise of stock options exercisable on March 15, 2006 or within 60 days thereafter.

(7) Includes 130,000 shares issuable upon the exercise of stock options exercisable on March 16, 2006 or within 60 days thereafter.

(8) Includes 125,000 shares issuable upon the exercise of stock options exercisable on March 16, 2006 or within 60 days thereafter.

(9) Includes 130,000 shares issuable upon the exercise of stock options exercisable on March 16, 2006 or within 60 days thereafter.

(10) Includes 130,000 shares issuable upon the exercise of stock options exercisable on March 16, 2006 or within 60 days thereafter.

(11) Includes 2,125,040 shares issuable upon the exercise of stock options exercisable on March 16, 2006 or within 60 days thereafter.

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

Interested Transactions

In July 2003, we issued a $400,000 short-term senior secured note payable to Dr. Chandrasekaran, our chief executive officer, chief financial officer and a member of our board of directors, for cash. As of March 31, 2006, $231,000 of this note remained outstanding. This note bears an interest rate of five and one-half percent (5.5%) and is due on the earlier to occur of March 31, 2007 or upon an event that triggers a Mandatory Redemption of the notes issued in the offering of our Senior Secured Notes, and is secured by a lien on all of our assets including our intellectual property. In addition the Senior Secured Notes are secured by a lien on all our assets and are on parity with the note issued to Dr. Chandrasekaran.

In addition to the note issued to Dr. Chandrasekaran referenced above, from June 2003 through November 2003, the Company issued a series of unsecured short term notes payable with a total principal amount of $178,500 in respect of loans made to the Company by other members of the Board of Directors and Named Executive Officers, including the issuance of a note in principal amount of $55,000 issued to Dr. Friedlaender. As of March 31, 2006, an aggregate principal amount of $35,000 plus accrued interest remains outstanding under such notes. These notes bear an interest rate of 2% and are due on the earlier to occur of March 31, 2007 or upon an event that triggers a Mandatory Redemption of the notes issued in the offering of our Senior Secured Notes.

In May 2000, the Company issued loans to Dr. Chandrasekaran related to his exercise of 126,667 options to acquire common stock. In May 2001, the terms on the loans were extended from 4 years to 5 years. In 2005 and 2004, Dr. Chandrasekaran made principal and interest payments of approximately $19,000 and $21,000, respectively. The loans are full recourse and bear interest at 7% per annum. Interest payments are due semi-annually and principal payments are due annually. While the 126,667 shares of common stock issued secure the loans, the Company is not limited to these shares to satisfy the loan. In January 2006, these loans were paid in full.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

Audit fees billed to the Company by Burr, Pilger & Mayer LLP for review of the Company’s financial statements included in the Company’s quarterly reports on Form 10-Q and annual report on Form 10-K for the fiscal year ended December 31, 2005 totaled $114,157. Audit fees billed to the Company by Burr, Pilger & Mayer LLP for review of the Company’s financial statements included in the Company’s quarterly reports on Form 10-Q and annual report on Form 10-K for the fiscal year ended December 31, 2003 totaled $87,143.

Audit-Related Fees

Burr, Pilger & Mayer LLP billed the Company amounts during the 2005 and 2004 fiscal years for assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements that were not reported in the paragraph above under the caption “Audit Fees.” These audit-related fees were $6,795 and $18,369 for 2005 and 2004, respectively.

Tax Fees

Burr, Pilger & Mayer LLP did not bill the Company any amounts during the 2005 or 2004 fiscal years for tax compliance, tax advice or tax planning.

All Other Fees

Burr, Pilger & Mayer LLP did not bill the Company any amounts during the 2005 or 2004 fiscal years for any other products or services.

All of the audit fees, audit-related fees and tax fees, and all other fees, were pre-approved by the Audit Committee of the Company’s Board of Directors. The Audit Committee has delegated to Mr. Jon Saxe the ability to pre-approve audit-related fees and services on behalf of the Audit Committee in accordance with Rule 10A-3 under the Securities Exchange Act of 1934.

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

(3) Exhibits

See Exhibit Index on page 78 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2006

INSITE VISION INCORPORATED

By:	/s/ S. Kumar Chandrasekaran
S. Kumar Chandrasekaran, Ph.D. Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PEOPLE BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints S. Kumar Chandrasekaran, his or her attorneys in fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys in fact, or his or her substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name Capacity Date

/s/ S. Kumar Chandrasekaran	Chairman of the Board, President,	March 31, 2006
S. Kumar Chandrasekaran, Ph.D.	Chief Executive Officer and Chief Financial Officer

/s/Mitchell H. Friedlaender	Director	March 31, 2006
Mitchell H. Friedlaender, M. D.

/s/John L. Mattana	Director	March 31, 2006
John L. Mattana

/s/Jon S. Saxe	Director	March 31, 2006
Jon S. Saxe

/s/Anders P. Wiklund	Director	March 31, 2006
Anders P. Wiklund

EXHIBIT INDEX

Number	Exhibit Table

2.1
Agreement and Plan of Merger, dated as of September 22, 2003, by and among InSite Vision Incorporated, a Delaware corporation, Arrow Acquisition, Inc., a Delaware corporation, and Ophthalmic Solutions, Inc., a Delaware corporation.

3.1[1]	Restated Certificate of Incorporation.
3.2[9]	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 11, 1997.
3.3[9]	Certificate of Correction of the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 26, 1997.
3.4[15]	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock as filed with the Delaware Secretary of State on July 3, 2002.
3.5[21]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on June 3, 1994.
3.5[6]	Amended and Restated Bylaws.
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4.
4.2[17]	Convertible Debenture Purchase Agreement, dated as of September 22, 2003, by and between Ophthalmic Solutions, Inc. and HEM Mutual Assurance LLC.
4.3[17]	$492,750 1% Convertible Debenture Due September 21, 2008, originally issued by Ophthalmic Solutions, Inc., a Delaware corporation to HEM Mutual Assurance LLC on September 22, 3003.
4.4[17]	$7,250 1% Convertible Debenture Due September 21, 2008, originally issued by Ophthalmic Solutions, Inc., a Delaware corporation to HEM Mutual Assurance LLC on September 22, 3003.
4.5[17]	$500,000 1% Convertible Debenture Due September 21, 2008, originally issued by Ophthalmic Solutions, Inc., a Delaware corporation to HEM Mutual Assurance LLC on September 22, 3003.
10.1[10]	InSite Vision Incorporated 1994 Employee Stock Purchase Plan (As amended and restated through April 17, 2000).
10.28HH	InSite Vision Incorporated 1994 Stock Option Plan (Amended and Restated as of June 8, 1998).
10.31HH	Form of InSite Vision Incorporated Notice of Grant of Stock Option and Stock Option Agreement, with Addenda.
10.48HH	Form of InSite Vision Incorporated Notice of Automatic Option Grant and Non-Employee Director Option Agreement.
10.5[1]	InSite Vision Incorporated 1994 Employee Stock Purchase Plan.
10.6[1]	Form of InSite Vision Incorporated Stock Purchase Agreement.
10.7[1]	Form of InSite Vision Incorporated Employee Stock Purchase Plan Enrollment/Change Form.
10.8[2]	Form of Indemnity Agreement Between the Registrant and its directors and officers.
10.9[2]	Form of Employee's Proprietary Information and Inventions Agreement.
10.103H	License Agreement dated as of October 9, 1991 by and between the Company and CIBA Vision Corporation, as amended October 9, 1991.
10.113H	Letter Agreement dated February 27, 1992 by and among the Company, Columbia Laboratories, Inc. and Joseph R. Robinson, as amended October 23, 1992.
10.12[7]	Facilities Lease, dated September 1, 1996, between the Registrant and Alameda Real Estate Investments.
10.13[4]	Common Stock Purchase Agreement dated January 19, 1996 between the Registrant and the Investors listed on Schedule 1 thereto.
10.145H	ISV-205 License Agreement dated May 28, 1996 by and between the Company and CIBA Vision Ophthalmics.

10.155H	ToPreSite License Agreement dated May 28, 1996 by and between the Company and CIBA Vision Ophthalmics.
10.165H	Timolol Development Agreement dated July 18, 1996 by and between the Company and Bausch & Lomb Pharmaceuticals, Inc.
10.175H	Stock Purchase Agreement dated July 18, 1996 by and between the Company and Bausch & Lomb Pharmaceuticals, Inc.
10.189H	License Agreement, dated July 1, 1997, by and between the University of Connecticut Health Center and the Company.
10.199H	License Agreement, dated August 19, 1997, by and between the University of Rochester and the Company.
10.20[11]	Form of Stock and Warrant Purchase Agreement, dated May 1, 2000 by and among the Company and the purchasers thereto.
10.21[12]	Placement Agent Agreement with Ladenburg Thalmann & Co., Inc. dated January 9, 2001.
10.22[13]	Amendment No. 1 to Marina Village Office Tech Lease, dated July 20, 2001 and effective January 1, 2002.
10.2314H	License Agreement, dated December 21, 2001 by and between the Company and The University of Connecticut Health Center.
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

10.27[16]	Form of Waiver and Amendment to Promissory Notes to Promissory Notes by and between the Company and the holders of the promissory Notes included as Exhibit 10.26 hereto.
10.28[16]	Form of Senior Secured Note in the principal amount of $400,000, dated July 15, 2003, issued by the Company to S. Kumar Chandrasekaran, Ph.D.
10.29[16]	Form of Senior Secured Note in the principal amount of $50,000, dated July 30, 2003, issued by the Company to MHU Ventures, Inc.
10.30[16]	Form of Security Agreement, dated as of July 15, 2003, between the Company and the holders listed on the signature pages thereto.
10.31[16]	Form of Amendment to July 15, 2003 Security Agreement, dated as of July 30, 2003, by and among the Company and the parties listed on the signature page thereto.
10.3219H	ISV-403 Asset Purchase Agreement, dated December 19, 2003, between the Company and Bausch & Lomb, Inc.
10.33[20]	Form of Subscription Agreement, dated as of March 26, 2004, by and between the Company and the Subscribers named on the signature pages thereto.
10.34[20]	Form of Class A Warrants.
10.35[20]	Form of Class B Warrants.
10.36[20]	Form of Placement Warrant.
10.37[20]	Placement Agent Agreement, dated as of February 12, 2004, by and between the Company and Paramount Capital, Inc.
10.38[21]	Form of Subscription Agreement, dated on or about May 26, 2005 by and between the Company and the Subscribers named on the signature pages thereto.
10.39[22]	Form of Warrant for the purchase of shares of Common Stock of the Company.
10.40[23]	Form of Warrant for the purchase of shares of Common Stock of the Company.
10.41[24]	Form of Placement Agent Warrant, dated as of May 9, 2005.
10.42[25]	Placement Agent Agreement, dated as of February 24, 2005, by and between the Company and Paramount BioCapital, Inc.
10.43[26]	Warrant, dated as of October 10, 2005, for the purchase of 922,800 shares of Common Stock of the Company.

10.44[27]	Form of Subscription Agreement, dated as of December 30, 2005 by and between the Company and the Subscribers named on the signature pages thereto.
10.45[28]	Form of Warrant, dated as of January 11, 2006.
10.46[29]	Form of Placement Agent Warrant, dated as of January 11, 2006.
10.47[30]	Form of Consent to Expand Size of Offering of Notes and Warrants, dated as of January 6, 2006.
10.48	Placement Agency Agreement, dated as of December 16, 2005, by and between the Company and Paramount BioCapital, Inc.
10.49	Amended and Restated Security Agreement, dated as of December 30, 2005, by and between the Company and The Bank of New York.
10.50
Collateral Agency and Intercreditor  Agreement, dated as of December 30, 2005, by and among the Company, S. Kumar Chandrasekaran, Ph.D. and The Bank of New York as the Collateral Agent for the holders of the Company’s 2003 Senior Secured Notes and 2005 Senior Secured Notes.

10.51	Form of Senior Secured Note, dated as of December 30, 2005, issued to certain investors in an aggregate principal amount of $4,300,000.
10.52	Form of Senior Secured Note, dated as of January 11, 2006, issued to certain investors in an aggregate principal amount of $2,000,000.
10.53	Amended and Restated Senior Secured Note in aggregate principal amount of $231,000, dated as of December 30, 1005, issued by the Company to S. Kumar Chandrasekaran, Ph.D.
16.1[18]	Letter of Ernst & Young, LLP regarding change in certifying accountants, dated October 28, 2003.
23.1	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Incorporated by reference to an exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

[2]	Incorporated by reference to an exhibit in the Company's Registration Statement on Form S-1 (Registration No. 33-68024) as filed with the Securities and Exchange Commission on August 27, 1993.

[3]
Incorporated by reference to an exhibit in Amendment No. 1 the Company's Registration Statement on Form S-1 (Registration No. 33-68024) as filed with the Securities and Exchange Commission on September 16, 1993.

[4]	Incorporated by reference to an exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

[5]	Incorporated by reference to an exhibit in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

[6]	Incorporated by reference to an exhibit in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

[7]	Incorporated by reference to an exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

[8]	Incorporated by reference to exhibits in the Company's Registration Statement on Form S-8 (Registration No. 333-60057) as filed with the Securities and Exchange Commission on July 28, 1998.

[9]	Incorporated by reference to exhibits in the Company's Registration Statement on Form S-3 (Registration No. 333-36673) as filed with the Securities and Exchange Commission on September 29, 1997.

[10]	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-8 (Registration No. 333-43504) as filed with the Securities and Exchange Commission on August 11, 2000.

[11]	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 333-38266) as filed with the Securities and Exchange Commission on June 1, 2000.

[12]	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-3 (Registration No. 333-54912) as filed with the Securities and Exchange Commission on February 2, 2001.

[13]	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

[14]	Incorporated by reference to an exhibit to the Company’s Annual Report of Form 10-K for the year ended December 31, 2001.

[15]	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

[16]	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2003.

[17]	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2003.

[18]	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2003.

[19]	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2004.

[20]	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2004.

21	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 23, 2005 (File Number 333-126084).

22	Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 23, 2005 (File Number 333-126084).

23	Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 23, 2005 (File Number 333-126084).

24	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 23, 2005 (File Number 333-126084).

25	Incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 23, 2005 (File Number 333-126084).

26	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005 (File Number 001-14207).

27	Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 10, 2006 (File Number 333-131774).

28	Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 10, 2006 (File Number 333-131774).

29	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 10, 2006 (File Number 333-131774).

30	Incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 10, 2006 (File Number 333-131774).

H	Confidential treatment has been granted with respect to certain portions of this agreement.
HH	Management contract or compensatory plan.