Form 10-Q
period 2006-03-31
INSITE VISION INC
filed 2006-05-15
CIK 802724

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 28, 2006
Common Stock, $0.001 par value per share	86,406,535 shares

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2006

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

InSite Vision Incorporated
Condensed Consolidated Balance Sheets

	March 31	December 31,
(in thousands, except share and per share amounts)	2006	2005
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$3,827	$4,027
Restricted cash and cash equivalents	75	75
Inventory	17	17
Prepaid expenses and other current assets	65	81
Total current assets	3,984	4,200

Property and equipment, at cost:
Laboratory and other equipment	347	313
Leasehold improvements	73	73
Furniture and fixtures	10	10
	430	396
Accumulated depreciation	120	131
	310	265
Deferred debt issuance cost	404	614
Total assets	$4,698	$5,079

Liabilities and stockholders’ deficit
Current liabilities:
Short-term notes payable to related parties, unsecured	$35	$35
Short-term notes payable to related parties, secured	231	231
Short-term notes payable, secured, (net of debt discount of $444 at March 31, 2006 and $491 at December 31, 2005)	5,856	3,809
Accrued interest	155	3
Accounts payable	873	1,941
Accrued liabilities	373	1,167
Accrued compensation and related expense	304	388
Deferred rent	38	50
Total current liabilities	7,865	7,624

Stockholders deficit
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding at March 31, 2005 and December 31, 2005	-	-
Common stock, $0.01 par value, 120,000,000 shares authorized;
86,085,307 issued and outstanding at March 31, 2006;
79,614,806 issued and outstanding at December 31, 2005	861	796
Additional paid-in capital	137,744	133,278
Notes receivable from stockholder	-	(168)
Accumulated deficit	(141,772)	(136,451)
Stockholders’ deficit	(3,167)	(2,545)
Total liabilities and stockholders’ deficit	$4,698	$5,079

(1) Derived from the Company’s audited consolidated financial statements as of December 31, 2005.
See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2006	2005

Revenues	$1	$1

Cost of revenue	3	5
Gross margin	(2)	(4)

Operating expenses:
Research and development (a)	3,471	2,428
Selling, general and administrative (a)	1,338	1,003
Total	4,809	3,431

Loss from operations	(4,811)	(3,435)

Interest (expense) and other income, net	(510)	(3)

Net loss	$(5,321)	$(3,438)

Net loss per share - basic and diluted	$(0.06)	$(0.06)

Shares used to calculate basic and diluted net loss per share	83,756	62,493

(a) Includes the following amounts related to stock based compensation:
Research and development	$96	$-
Selling, general and administrative	33	-
	$129	$-

__________________________________________________________
See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(in thousands)	2006	2005

Operating activities
Net loss	$(5,321)	$(3,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12	21
Stock based compensation	129	5
Amortization of deferred debt issuance costs	405	-
Accretion of debt discount	354	-
Changes in:
Inventories, prepaid expenses and other current assets	16	(31)
Accrued interest	152	4
Accounts payable	(1,068)	370
Accrued liabilities	(794)	127
Accrued compensation and related expense, and deferred rent	(96)	(33)
Net cash used in operating activities	(6,211)	(2,975)

Investing activities
Reduction in restricted cash	-	59
Purchases of property and equipment	(57)	(7)
Net cash (used in) provided by investing activities	(57)	52

Financing activities
Issuance of common stock from exercise of options and warrants, net	4,095	59
Note payment received from stockholder	168	-
Issuance of short-term notes payable, net of issuance costs	1,805	-
Net cash provided by financing activities	6,068	59
Net decrease in cash and cash equivalents	(200)	(2,864)
Cash and cash equivalents, beginning of period	4,027	5,351

Cash and cash equivalents, end of period	$3,827	$2,487

__________________________________________________________
See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Notes to Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for any future period.

The Company operates in one segment, using one measure of profitability to manage its business.  Revenues are primarily from one customer located in the United States and all of the Company's long-lived assets are located in the United States.

These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Reclassifications

Certain prior year balance sheet and cash flow amounts have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact of previously reported results of operations or stockholders’ equity.

Note 2 - Employee Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123 (R)”). SFAS No. 123 (R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”.

Impact of the Adoption of SFAS 123 (R)

The Company elected to adopt the modified prospective application method as provided by SFAS No. 123 (R). The effect of recording stock-based compensation for the three months ended March 31, 2006 was as follows (in thousands, except per share data):

Three months ended
Stock-based compensation expense by type of award:	March 31, 2006
Employee stock options	$128
Non-employee stock options	1
Total stock-based compensation	129
Tax effect on stock-based compensation	--
Total stock-based compensation expense	$129
Impact on net loss per share	$(0.00)

As of January 1, 2006, the Company had an unrecorded deferred stock-based compensation balance related to stock options of approximately $1.4 million before estimated forfeitures. In the Company’s pro forma disclosures prior to the adoption of SFAS No. 123 (R), the Company accounted for forfeitures upon occurrence. SFAS No. 123 (R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 10% for its options.

During the three months ended March 31, 2006, the Company granted 1,420,000 stock options with an estimated total grant-date fair value of $1.4 million. Of this amount, the Company estimated that the stock-based compensation for the awards not expected to vest was $0.5 million. During the three months ended March 31, 2006, the Company recorded stock-based compensation related to all stock options of $128,000.

As of March 31, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $1.6 million and will be recognized over an estimate weighted average amortization period of 3.1 years.

Valuation assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123 (R), Securities and Exchange Commission Staff Accounting Bulletin No. 107 and the Company’s prior period pro forma disclosures of net loss, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the graded-vesting method with the following weighted-average assumptions:

Three months ended March 31, 2006
Risk-free interest rate	4.2%
Expected term (years)	5
Expected dividends	0.0%
Volatility	78.2%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the combination of historical volatility of the Company’s common stock and the common stock the Company’s competitors, the expected moderation in future volatility over the period commensurate with the expected life of the options and other factors. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded Treasury securities for terms equal to the expected term of the options. The expected term calculation is based on the terms utilized by the Company’s competitors, observed historical option exercise behavior and post-vesting forfeitures of options by the Company’s employees.

Employee Stock Purchase Plans

The Company currently has an employee stock purchase plan, adopted in 1994 and amended thereafter (or “the Purchase Plan”). The Purchase Plan allows eligible employees to purchase Common Stock at 85% of the lower of the fair market value of the Common Stock on the grant date or the fair market value on the purchase date. The offering period under the Purchase Plan is currently 24 months, and the purchase price is established during each new offering period. Purchases are limited to 15% of each employee’s eligible compensation and subject to certain Internal Revenue Service restrictions. All of the Company’s employees are eligible to participate in the Purchase Plan after certain service periods are met. As of March 31, 2006, 548,622 shares were reserved for issuance under this Purchase Plan.

Equity Incentive Program

The Company currently grants options under a stock option plan adopted in 1994 and amended thereafter (“the 1994 Plan”), that allows for the granting of non-qualified stock options, incentive stock options and stock purchase rights to the Company’s employees, directors, and consultants. Options granted under the plan expire 10 years from the date of grant and become exercisable at such times and under such conditions as determined by the Company’s Board of Directors (generally ratably over four years, with the first 25% vesting after one year). Upon termination, unexercised options will expire at the end of 60 days. No stock purchase rights or incentive stock options have been granted under the 1994 Plan to date. A summary of activity under the 1994 Plan during the quarter ended March 31, 2006 is as follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2005	5,554,990	$1.15
Granted	1,420,000	1.51
Exercised	(26,353)	0.66		$23
Canceled	(12,857)	0.81
Outstanding at March 31, 2006	6,935,780	$1.23	7.57	$7,677
Options vested and expected to vest at March 31, 2006	6,384,696	$1.25	6.96	$7,027
Options vested at March 31, 2006	3,214,752	$1.51	5.40	$3,286

At March 31, 2006 the Company had 403,546 options available for grant under its stock option plans. The weighted average grant date fair value of options granted during the quarter ended March 31, 2006 and 2005 were $1.00 and $0.81 respectively. The total fair value of shares vested during the three months ended March 31, 2006 was $42,000.

The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding at March 31, 2006			Options Vested and Exercisable at March 31, 2006
		Weighted Average			Weighted
	Number			Number	Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$0.41 - $0.60	282,500	7.73	$0.41	236,878	$0.41
$0.63 - $0.63	2,129,826	9.03	0.63	464,685	0.63
$0.64 - $1.13	2,079,104	6.77	0.87	1,488,891	0.90
$1.20 - $6.38	2,444,350	6.95	2.15	1,024,298	3.03
	6,935,780	7.57	$1.23	3,214,752	$1.51

Prior to the Adoption of SFAS No. 123 (R)

Prior to the adoption of SFAS No. 123 (R), the Company provided the disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures.”

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

Three months ended March 31, 2005
Risk-free interest rate	4.64%
Expected term (years)	4
Expected dividends	0.0%
Volatility	105%

The following table illustrates the effect on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS 123 to stock based employee and director compensation (in thousands, except per share amounts):

Quarter Ended March 31,
2005

Net income (loss) applicable to common stockholders-as reported	$(3,438)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(80)
Net income (loss) applicable to common stockholders-pro forma	$(3,518)

Net income (loss) applicable to common stockholders per share:
Basic - as reported	$(0.06)
Basic - pro forma	$(0.06)
Diluted - as reported	$(0.06)
Diluted - pro forma	$(0.06)

Note 3 -  Income (Loss) per Share

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended March 31,
(in thousands, except per share amounts)	2006	2005

Numerator:
Net loss	$(5,321)	$(3,438)

Denominator:
Weighted-average shares outstanding	83,756	62,493
Effect of dilutive securities:
Stock options, warrants and convertible notes payable	-	-
Weighted-average shares outstanding for diluted loss per share	83,756	62,493

Basic and diluted net loss per share	$(0.06)	$(0.06)

Due to the net loss, net loss per share for the quarter ended March 31, 2006 is based on the weighted average number of common shares only, as the effect of including equivalent shares from stock options and warrants would be anti-dilutive. If the Company had recorded net income, the calculation of earnings per share would have been impacted by the dilutive effect of the outstanding stock options and warrants priced below the market price of the common shares at March 31, 2006 and 2005 but would not have been effected by the outstanding stock options and warrants priced above the market price of the common shares at March 31, 2006 and 2005. The following securities have not been included in the calculation of diluted net loss per share as their inclusion would have been anti-dilutive:

	March 31,
	2006	2005
Stock options	6,943,963	3,834,249
Warrants	18,161,548	17,655,788
	25,105,511	21,490,037

Note 4 -  Short-term Notes Payable - Secured

In January 2006, the Company issued an additional $2,000,000 short-term Senior Secured Notes payable and warrants to purchase 400,000 shares of Common Stock at an exercise price of $0.82 per share. These warrants were valued using a Black-Scholes option pricing model, assuming no dividend yield, with the following assumptions: risk-free interest rate of 4.30%, volatility of 1.0285 and an expected life of 5 years. The relative fair value model was then applied to the Black-Scholes valuation of the warrants issued to the note holders resulting in the recording of a debt discount of $307,000 which will be amortized over the term of the notes. The Company also incurred approximately $140,000 of additional deferred debt issuance costs related to the issuance of the Senior Secured Notes.

This note and the $4.3 million Senior Secured Notes issued in December 2005, are secured by a lien on all of the assets of the Company, including the Company’s intellectual property. The Senior Secured Note issued in January 2006 bears interest at a rate of ten percent (10%) and has an original maturity date of July 11, 2006, but may be extended for an additional six months at an interest rate of twelve percent (12%). Payments of principal and interest under the Notes are due in one lump sum upon the earlier of the applicable maturity date and an “Event of Acceleration” under the Notes.

Note 5 -  Common Stock

In the first quarter of 2006 the Company received approximately $3,711,000, net of approximately $115,000 of fees, from the exercise of warrants to purchase 5,100,994 shares of Common Stock issued as part of the March 2004 private placement. The Company also issued 10,088 shares of Common Stock from the cashless exercise of 18,088 warrants issued to the placement agent as part of the March 2004 private placement. Additionally, the Company received approximately $345,000 from the exercise of warrants to purchase 545,451 shares of Common Stock issued as part of the May 2005 private placement. The Company also issued 172,490 shares of Common Stock from the cashless exercise of 299,998 warrants issued as part of the May 2005 private placement. The Company also received $25,000 from the exercise of warrants to purchase 50,000 shares of Common Stock issued in 2003. The Company also received approximately $17,000 from the exercise of 26,353 options issued to employees.

Note 6 -  Note Receivable From Stockholder

In May 2000, the Company issued loans to Dr. Chandrasekaran, the Company’s President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board, related to his exercise of 126,667 options to acquire common stock. The loans were full recourse and had an interest rate of 7% per annum. While the 126,667 shares of common stock issued secured the loans, the Company was not limited to these shares to satisfy the loan. In January 2006, these notes which had a balance of $168,000 at December 31, 2005 were repaid in full.

Note 7 -  Recent Accounting Pronouncements

In November 2005, the FASB issued FASB Staff Position (FSP) No. 123R-3 "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards" (FSP No. 123(R)-3). FSP 123(R)-3 provides an alternative transition method of accounting for the tax effects of adopting SFAS No. 123(R). This FSP grants one year from the later of the date of the FSP or the adoption of SFAS No. 123R by the Company for determination of the one-time election for purposes of transition. The Company is evaluating the alternative methods.

Note 8 -  Subsequent Event

From April 1, 2006 through May 10, 2006, the Company received approximately $210,000, net of approximately $6,000 of fees, from the exercise of warrants to purchase 288,818 shares of Common Stock issued as part of the March 2004 private placement. The Company also issued 101,584 shares of Common Stock from the cashless exercise of 136,363 warrants issued as part of the May 2005 private placement. The Company also received approximately $17,000 from the exercise of options to purchase 25,826 shares of Common Stock issued under its 1994 Stock Option Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains certain forward-looking statements under the safe harbor provided by Section 27(a) of the Securities Act of 1933 that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below in "Risk Factors," as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward- looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence or identification of unanticipated events or previously unidentified events.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

We are an ophthalmic product development company focused on ophthalmic pharmaceutical products based on our proprietary DuraSite(R) eyedrop-based drug delivery technology, as well as developing genetically-based technologies for the diagnosis, prognosis and management of glaucoma.

We face significant challenges related to our lack of financial resources. We only expect our current cash to enable us to continue our operations as currently planned until approximately the middle of July 2006. Our independent auditors included an explanatory paragraph in their audit report related to our consolidated financial statements for the fiscal year ended December 31, 2005 referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern.

With our existing resources we are focusing our research and development and commercial efforts on the following:

•  AzaSite™  (ISV-401), a DuraSite formulation of azithromycin, a broad spectrum antibiotic; and
•  AzaSite Plus™  (ISV-502), a DuraSite formulation of azithromycin and a steroid for inflammation and pain.

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

The other Phase 3 clinical trial was a multi-center study in which patients in one arm were dosed with a 1% AzaSite formulation and patients in the second arm were dosed with a placebo. In January 2006, we completed enrollment in this study of approximately 685 patients, of which approximately 277 were confirmed positive for acute bacterial conjunctivitis in at least one eye. In March 2006, we announced that the results of this study showed that the AzaSite formulation was more effective than the placebo in clinical resolution, which includes reduction in inflammation and redness, while also being superior in bacterial eradication over placebo.

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

AzaSite Plus (ISV-502). Our first effort toward the expansion of our product candidate AzaSite into a larger franchise is the development of a combination of AzaSite with an anti-inflammatory steroid for the treatment of blepharitis, an infection of the eyelid, one of the most common eye problems in older adults. This combination product candidate is currently in preclinical development and will be more actively pursued as personnel and financial resources become available and as activities to support the AzaSite NDA are completed. We anticipate initiating Phase 1 clinical trials in 2006.

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

Results of Operations

Revenues.

We had total revenues in the first quarters of 2006 and 2005 of $1,000 and $1,000, respectively. In the first three months of 2006 and 2005, sales of OcuGene represented 100% of the revenues.

Cost of goods.

Cost of goods was $3,000 and $5,000 for each of the first quarters of 2006 and 2005, respectively, reflecting in each case the cost of OcuGene tests performed as well as the cost of sample collection kits distributed for use.

Research and development.

Research and development expenses increased to $3.5 million during the first quarter of 2006 from $2.4 million during the first quarter of 2005. Approximately 37% of this increase represents increased costs of the clinical research organizations due to the final milestones reached at the completion of our AzaSite Phase 3 clinical trials. The remainder of the increase mainly reflects costs related to additional headcount, consultants and temporary labor to assist with the preparation of the AzaSite New Drug Application, or NDA, and approximately $96,000 of non-cash expense related to the adoption of FAS 123R and the related expensing of options granted to directors and employees.

Selling, general and administrative.

Selling, general and administrative expenses increased to $1.3 million in the first quarter of 2006 from $1.0 million in the first quarter of 2005. The increase mainly reflects the amortization of deferred debt issuance costs related to our short-term Senior Secured Notes issued in December 2005 and January 2006 and approximately $32,000 of non-cash expense related to the adoption of FAS 123R and the related expensing of options granted to directors and employees.

Our expenses for the year ended December 31, 2006 will be dependent upon the progress of the AzaSite NDA and the development activities related to the AzaSite Plus ophthalmic product candidate (ISV-502). We currently anticipate that our research and development expenses will be consistent with the levels incurred in the year ended December 31, 2005 as we submit the AzaSite NDA and proceed with our AzaSite Plus program. We may also continue to make selective additions to our headcount. We anticipate that we will continue the suspension of activity on our other product candidates absent additional funding as we focus on our AzaSite NDA and AzaSite Plus clinical program. Also, we anticipate that our selling, general and administrative costs will increase from the 2005 levels.

Interest, other income and expenses.

Net interest, other income and expense was an expense of $510,000 in the first quarter of 2006 compared to an expense of $3,000 in 2005. The increase reflects accrued interest payable on short-term Senior Secured Notes issued in December 2005 and January 2006 and the accretion of the value of the debt discount.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of debt and equity securities, equipment and leasehold improvement financing, other debt financing and payments under corporate collaborations. At March 31, 2006, our cash and cash equivalents balance was $3.8 million. It is our policy to invest our cash and cash equivalents in highly liquid securities, such as interest-bearing money market funds, Treasury and federal agency notes and corporate debt.

Our auditors have included an explanatory paragraph in their audit report referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern. Absent additional funding from exercise of outstanding warrants, private or public equity or debt financings, collaborative or other partnering arrangements, asset sales, or other sources, we expect that our cash on hand, anticipated cash flow from operations and current cash commitments to us will only be adequate to fund our operations until approximately the middle of July 2006. If we are unable to secure sufficient additional funding prior to that time, we will need to cease operations and liquidate our assets, which are secured by the 2005 Senior Secured Notes. Our consolidated financial statements were prepared on the assumption that we will continue as a going concern and do not include any adjustments that might result should we be unable to continue as a going concern.

Even if we are able to obtain additional financing in order to continue long-term operations beyond approximately the middle of July 2006, we will require and will seek additional funding through collaborative or other partnering arrangements, public or private equity or debt financings, asset sales and from other sources. However, there can be no assurance that we will obtain interim or longer-term financing or that such funding, if obtained, will be sufficient to continue our operations as currently conducted or in a manner necessary for the continued development of our products or the long-term success of our company. If we raise funds through the issuance of debt securities, such debt will be secured by a security interest or pledge of all of our assets, will require us to make principal and interest payments, would likely include the issuance of warrants and may subject us to restrictive covenants. In addition, our stockholders may suffer substantial dilution if we raise additional funds by issuing equity securities.

Net cash used in operating activities was $6.2 million and $3.0 million for the three months ended March 31, 2006 and 2005, respectively. The increase in net cash used in operating activities reflected the completion of the AzaSite Phase 3 clinical trials, which commenced in July 2004, activities in preparation for the filing of the related AzaSite NDA and payment of approximately $1.9 million of accounts payable and accrued liabilities. Operating activities in the first three months of 2005 related primarily to research and development expenditures, including conduct of our Phase 3 clinical trials, for our AzaSite antibiotic program.

In the first quarter of 2006 the net cash used in investing activities of $57,000 reflected the acquisition of laboratory and other equipment. Net cash provided by investing activities in the first quarter of 2005 included the reduction in restricted cash of $59,000 less $7,000 used for the acquisition of laboratory and other equipment.

Net cash provided by financing activities was $6.1 million in the first quarter of 2006 compared to $59,000 in the first quarter of 2005. In the first quarter of 2006 and 2005 we received $4.1 million and $59,000, respectively, from the exercise of warrants and options. In the first quarter of 2006, we received $168,000 from a stockholder as a payment of a note. We also received net proceeds of $1.8 million from the final closing of senior secured notes. The notes bear an interest rate of 10% and are due on July 11, 2006, but the maturity date may be extended at our option to January 11, 2007, and would bear an interest rate of 12% during that period.

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

Contractual Obligations

As of March 31, 2006 our contractual obligations under notes payable increased to $6.6 million from $4.6 million at December 31, 2005, and our purchase obligations decreased to $0.7 million from $2.2 million at December 31, 2005. We believe there have been no other significant changes in our payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates.

We invest our excess cash in investment grade, interest-bearing securities. At March 31, 2006, we had approximately $3.8 million invested in money market mutual funds. While a hypothetical decrease in market interest rates by 10 percent from the March 31, 2006 levels would cause a decrease in interest income, it would not result in a loss of the principal. Additionally, the decrease in interest income would not be material.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our principal executive and financial officer, Dr. Chandrasekaran, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Form 10-Q. Based on that evaluation, Dr. Chandrasekaran concluded that our disclosure controls and procedures are effective in providing him with material information relating to us in a timely manner, as required to be disclosed in the reports we file under the Exchange Act.

(b) Changes in internal control over financial reporting. There was no change in the Company's internal control over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The following description of the risk factors includes any material changes to and supersedes the description of the risk factors previously disclosed in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2005.

Our current cash will only fund our business until approximately the middle of July 2006. We will need additional funding, either through equity or debt financings or partnering arrangements, that could be further dilutive to our stockholders and could negatively affect us and our stock price

Our independent auditors included an explanatory paragraph in their audit report to our consolidated financial statements for the fiscal year ended December 31, 2005 referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern.

We only expect our current cash to enable us to continue our operations as currently planned until approximately the middle of July 2006. At that point, or earlier if circumstances change from our current expectations, we will require additional funding. We cannot assure you that additional funding will be available on a timely basis, or on reasonable terms, or at all. The terms of any securities issued to future investors may be superior to the rights of our then-current stockholders and could result in substantial dilution and could adversely affect the market price for our Common Stock. If we raise funds through the issuance of debt securities, such debt will likely be secured by a security interest or pledge of all of our assets, will require us to make principal and interest payments in cash, securities or a combination thereof, would likely include the issuance of warrants, and may subject us to restrictive covenants. If we do not obtain such additional financing when required, we would likely have to cease operations and liquidate our assets. In addition, the existence of the explanatory paragraph in the audit report may in and of itself harm our stock price as certain investors may be restricted or precluded from investing in companies that have received this notice in an audit report. Further, the factors leading to the explanatory paragraph in the audit report may harm our ability to obtain additional funding and could make the terms of any such funding, if available, less favorable than might otherwise be the case.

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

If we do not receive additional funding when needed to continue our operations we will likely cease operations and liquidate our assets, which are secured by notes payable to the holders of our December 2005/January 2006 Senior Secured Notes and our chief executive officer

In the event that we are unable to secure additional funding when required to continue our operations, we will likely be forced to wind down our operations, either through liquidation, voluntary or involuntary bankruptcy or a sale of our assets. As of March 31, 2006, we had outstanding secured indebtedness under our December 2005/January 2006 Senior Secured Notes (the “Senior Secured Notes”) and a note issued to our chief executive officer in an aggregate principal amount of $6,531,000, which is secured by a lien on all of our assets including our intellectual property. In the event that we wind down operations, whether voluntarily or involuntarily, while these secured notes are outstanding, this security interest enables the holders of our Senior Secured Notes to control the disposition of these assets. If we are unable to repay the amounts due under the secured notes when due, the holders of such notes could cause us to enter into involuntary liquidation proceedings in the event we default on our obligations and could take possession of our assets. If we wind down our operations for any reason, it is likely that our stockholders will lose their entire investment in us.

Clinical trials are very expensive, time-consuming and difficult to design and implement and it is unclear whether the results of such clinical trials will be favorable

We commenced two Phase 3 trials of our AzaSite product candidate in the third quarter of 2004. In October 2005 we announced the completion of enrollment in one of the two Phase 3 trials and in December 2005 announced preliminary results of that first trial. In January 2006 we announced the completion of enrollment in the second Phase 3 trial and in March 2006 announced the results of that trial. We expect our current cash will only be sufficient to enable us to continue our operations as currently planned until approximately the middle of July 2006. Accordingly, we may require additional funds to prepare the related clinical reports, obtain the necessary FDA approvals and market the product. Any delay or failure in the filing of our NDA for AzaSite or in the FDA approval process will likely require us to obtain even further funding and such delay or failure could make it much more difficult or expensive for us to obtain funding. Human clinical trials for our product candidates are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials of our other product candidates will take at least several years to complete once initiated. Furthermore, we could encounter problems that cause us to abandon or repeat clinical trials, further delaying or preventing the completion of such trials. The commencement and completion of clinical trials may be delayed by several factors, including:

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

The results of our clinical trials may not support our product candidate claims

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims. Even if pre-clinical testing and early clinical trials for a product candidate are successful, this does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing or meet our expectations. The clinical trial process may fail to demonstrate that our product candidates are safe for humans or effective for indicated uses. In addition, our clinical trials involve relatively small patient populations. Because of the small sample size, the results of these clinical trials may not be indicative of future results. Any such failure would likely cause us to abandon the product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay or preclude the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. For example, if the FDA determines that our current AzaSite Phase 3 trials did not produce sufficient evidence to obtain approval for the commercialization of AzaSite or the FDA refuses to approve our AzaSite NDA for any other reason, our business would be significantly harmed as we have devoted a significant portion of our resources to this product candidate, at the expense of our other product candidates.

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

We may not be able to make principal or interest payments on our Senior Secured Notes

The Senior Secured Notes are secured by a lien on all of our assets, including our intellectual property. $4.3 million in aggregate principal amount under the Senior Secured Notes has an initial maturity date of June 30, 2006, which may be extended, at our option, until December 30, 2006. In addition, $2.0 million in aggregate principal amount under the Senior Secured Notes has an initial maturity date of July 11, 2006, which may be extended, at our option, until January 11, 2007. If we are unable to enter into additional corporate collaborations, close equity or debt financings or generate sufficient cash flow from our operations and are otherwise unable to obtain funds necessary to meet required payments of principal and interest on our Senior Secured Notes by December 30, 2006 and January 11, 2007, we would be in default under the terms of such notes. In the event of such a payment or other event of default, the holders of the Senior Secured Notes (as well as the holders of our other secured indebtedness) could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or insolvency proceedings. Because the holders of the Senior Secured Notes have a senior security interest in all of our assets, they will have the ability to control the liquidation of our assets and will have first priority on any funds generated therefrom. Our common stockholders will likely not receive any proceeds from such a liquidation. Even if we are successful in raising additional funds, we may be forced to curtail our operating activities in order to meet our obligations under the Senior Secured Notes which could harm our business and prospects.

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

Our current financial situation may impede our ability to protect or enforce adequately our legal rights under agreements and to our intellectual property

We expect our current cash to enable us to continue our operations as currently planned only until approximately the middle of July 2006. Our limited financial resources make it more difficult for us to enforce our intellectual property rights, through the filing or maintenance of patents, taking legal action against those that may infringe on our proprietary rights, defending infringement claims against us, or otherwise. Our current financial situation may impede our ability to enforce our legal rights under various agreements we are currently a party to or may become a party to due to our inability to incur the costs associated with such enforcement. Our inability to adequately protect our legal and intellectual property rights may make us more vulnerable to infringement and could materially harm our business.

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

We have a history of operating losses and we expect to continue to have losses in the future

We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that did not prove to have commercial potential. As of March 31, 2006, our accumulated deficit was approximately $141.8 million. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties or other revenues from sales of our products. In addition, we recognize revenue when all services have been performed and collectibility is reasonably assured. Accordingly, revenue for the sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product. In addition, due to this delay in revenue recognition, our revenues recognized in any given period may not be indicative of our then current viability and market acceptance of our OcuGene product.

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

We may not successfully manage any growth

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

Management and principal stockholders may be able to exert significant control on matters requiring approval by our stockholders and security interests in our assets held by management may enable them to control the disposition of such assets

As of March 31, 2006, our management and principal stockholders together beneficially owned approximately 18% of our outstanding shares of Common Stock. In addition, investors in our March/June 2004 and May 2005 private placements, as a group, owned approximately 39% of our outstanding shares of Common Stock as of March 31, 2006. If such investors were to exercise the warrants they currently hold, assuming no additional acquisitions or distributions, such investors would own approximately 51% of our outstanding shares of Common Stock based on their ownership percentages as of March 31, 2006. As a result, these two groups of stockholders, acting together or as individual groups, may be able to exert significant control on matters requiring approval by our stockholders, including the election of all or at least a majority of our Board of Directors, amendments to our charter, and the approval of business combinations and certain financing transactions.

In July 2003, we issued a $400,000 short-term senior secured note payable to Dr. Chandrasekaran, our chief executive officer, chief financial officer and a member of our Board of Directors, for cash. As of March 31, 2006, $231,000 in principal amount remained outstanding. This note bears an annual interest rate of five and one-half percent (5.5%) and is due on the earlier to occur of March 31, 2007 and upon an event that triggers a Mandatory Redemption of the notes issued in the offering of our Senior Secured Notes, and is secured by a lien on all of our assets including our intellectual property. In addition, the Senior Secured Notes are secured by a lien on all of our assets and are on parity with the note issued to our chief executive officer.

These security interests will enable the holders of the Senior Secured Notes to control the disposition of all of our assets in the event of our liquidation. If we are unable to repay the amounts due under this indebtedness, such secured lenders could cause us to enter into involuntary liquidation proceedings in the event we default on our obligations and take possession of our assets.

The market prices for securities of biopharmaceutical and biotechnology companies such as ours have been and are likely to continue to be highly volatile due to reasons that are related and unrelated to our operating performance and progress

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances, such as our current financial condition, the audit report included in our annual report on Form 10-K for the year ended December 31, 2005 that included an explanatory paragraph referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern, our ability to obtain new financing, the terms of any financing we are able to raise, the results of testing and clinical trials, developments in patent or other proprietary rights of us or our competitors, litigation regarding the same, the status of our relationships with third-party collaborators, technological innovations or new therapeutic products, governmental regulation, or public concern as to the safety of products developed by us or others and general market conditions, concerning us, our competitors or other biopharmaceutical companies, may have a significant effect on the market price of our Common Stock.

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

INSITE VISION INCORPORATED

Date: May 15, 2006	By:	/s/ S. Kumar Chandrasekaran, Ph.D.
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