Form 10-Q
period 2006-06-30
INSITE VISION INC
filed 2006-08-14
CIK 802724

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
OR
☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

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
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2006
Common Stock, $0.001 par value per share	87,895,332 shares

`QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

InSite Vision Incorporated
Condensed Consolidated Balance Sheets

	June 30,	December 31
(in thousands, except share and per share amounts)	2006	2005
	(unaudited)	(1)

Assets
Current assets:
Cash and cash equivalents	$783	$4,027
Restricted cash and cash equivalents	75	75
Inventory	17	17
Prepaid expenses and other current assets	74	81
Total current assets	949	4,200

Property and equipment, at cost:
Laboratory and other equipment	350	313
Leasehold improvements	73	73
Furniture and fixtures	73	10
	496	396
Accumulated depreciation	125	131
	371	265
Deferred debt issuance cost	-	614
Total assets	$1,320	$5,079

Liabilities and stockholders’ deficit
Current liabilities:
Short-term notes payable to related parties, unsecured	$35	$35
Short-term notes payable to related parties, secured	231	231
Short-term notes payable, secured, (net of debt discount of $50 at
June 30, 2006 and $491 at December 31, 2005)	6,250	3,809
Current portion of capital lease obligation	24	-
Accrued interest	316	3
Accounts payable	422	1,941
Accrued liabilities	424	1,167
Accrued compensation and related expense	358	388
Deferred rent	25	50
Total current liabilities	8,085	7,624

Capital lease obligation, less current portion	43	-

Stockholders’ deficit
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none
issued and outstanding at June 30, 2006 and December 31, 2005	-	-
Common stock, $0.01 par value, 120,000,000 shares authorized;
87,895,332 issued and outstanding at June 30, 2006;
79,614,806 issued and outstanding at December 31, 2005	879	796
Additional paid-in capital	139,214	133,278
Notes receivable from stockholder	-	(168)
Accumulated deficit	(146,901)	(136,451)
Stockholders’ deficit	(6,808)	(2,545)
Total liabilities and stockholders’ deficit	$1,320	$5,079

(1) Derived from the Company’s audited consolidated financial statements as of December 31, 2005.

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2006	2005	2006	2005

Revenues	$-	$1	$1	$2

Cost of revenue	3	3	6	8
Gross margin	(3)	(2)	(5)	(6)

Operating expenses:
Research and development (a)	3,082	3,131	6,553	5,559
Selling, general and administrative (a)	1,485	1,083	2,823	2,086
Total	4,567	4,214	9,376	7,645

Loss from operations	(4,570)	(4,216)	(9,381)	(7,651)

Interest (expense) and other income, net	(559)	(1)	(1,069)	(4)

Net loss	$(5,129)	$(4,217)	$(10,450)	$(7,655)

Net loss per share - basic and diluted	$(0.06)	$(0.06)	$(0.12)	$(0.11)

Shares used to calculate basic and diluted net loss per share	86,848	70,699	85,190	66,596

(a) Includes the following amounts related to stock based compensation:
Research and development	$159	$-	$255	$-
Selling, general and administrative	99	-	132	-
	$258	$-	$387	$-

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(in thousands)	2006	2005

Operating activities
Net loss	$(10,450)	$(7,655)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	27	36
Stock based compensation	387	8
Amortization of deferred debt issuance costs	809	-
Accretion of debt discount	748	-
Changes in:
Inventories, prepaid expenses and other current assets	7	4
Accrued interest	313	-
Accounts payable	(1,519)	526
Accrued liabilities	(743)	240
Accrued compensation and related expense, and deferred rent	(55)	(116)
Net cash used in operating activities	(10,476)	(6,957)

Investing activities
Reduction in restricted cash	-	119
Purchases of property and equipment	(62)	(77)
Net cash (used in) provided by investing activities	(62)	42

Financing activities
Issuance of common stock from exercise of options, warrants and employee stock purchase plan, net of issuance costs	5,325	65
Issuance of common stock through private placement	-	8,182
Note payment received from stockholder	168	-
Issuance of short-term notes payable, net of issuance costs	1,805	-
Payment of capital lease obligation	(4)	-
Net cash provided by financing activities	7,294	8,247
Net increase (decrease) in cash and cash equivalents	(3,244)	1,332
Cash and cash equivalents, beginning of period	4,027	5,351

Cash and cash equivalents, end of period	$783	$6,683

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Notes to Condensed Consolidated Financial Statements
June 30, 2006
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for any future period.

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

Impact of the Adoption of SFAS 123 (R)

The Company elected to adopt the modified prospective application method as provided by SFAS No. 123 (R). The effect of recording stock-based compensation for the three and six month periods ended June 30, 2006 was as follows (in thousands, except per share data):

	Three months ended	Six months ended
Stock-based compensation expense by type of award:	June 30, 2006	June 30, 2006
Employee stock options	$243	$371
Employee stock purchase plan	13	13
Non-employee stock options	2	3
Total stock-based compensation	258	387
Tax effect on stock-based compensation	—	—
Total stock-based compensation expense	$258	$387
Impact on net loss per share	$(0.00)	$(0.00)

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

During the three and six month periods ended June 30, 2006, respectively, the Company granted zero and 1,420,000 stock options with an estimated total grant-date fair value of zero and $1.4 million. Of the $1.4 million, the Company estimated that the stock-based compensation for the awards not expected to vest was $0.3 million. During the three and six month periods ended June 30, 2006, the Company recorded employee stock-based compensation related to all stock options of $243,000 and $371,000, respectively.

As of June 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $2.0 million and will be recognized over an estimate weighted average amortization period of 1.5 years.

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

Three and six months ended June 30, 2006
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

Employee Stock Purchase Plans

The Company currently has an employee stock purchase plan, adopted in 1994 and amended thereafter (or the “Purchase Plan”). The Purchase Plan allows eligible employees to purchase Common Stock at 85% of the lower of the fair market value of the Common Stock on the grant date or the fair market value on the purchase date. The offering period under the Purchase Plan is currently 24 months, and the purchase price is established during each new offering period. Purchases are limited to 15% of each employee’s eligible compensation and subject to certain Internal Revenue Service restrictions. All of the Company’s employees are eligible to participate in the Purchase Plan after certain service periods are met. The fair value of shares purchased under the stock purchase plan is estimated using the Black-Scholes option valuation model and the graded-vesting method with the following assumptions for the quarter ended June 30, 2006: risk-free interest rate of 5.1%; volatility factor of 78.2%; and an expected life of 1.5 years. During the three and six month periods ended June 30, 2006, the compensation cost in connection with the Purchase Plan was $13,000 and $13,000, respectively. As of June 30, 2006, 516,158 shares were reserved for issuance under this Purchase Plan.

Equity Incentive Program

The Company currently grants options under a stock option plan adopted in 1994 and amended thereafter (the “1994 Plan”), that allows for the granting of non-qualified stock options, incentive stock options and stock purchase rights to the Company’s employees, directors, and consultants. Options granted under the plan expire 10 years from the date of grant and become exercisable at such times and under such conditions as determined by the Company’s Board of Directors (generally ratably over four years, with the first 25% vesting after one year). Upon termination, unexercised options will expire at the end of 60 days. No stock purchase rights or incentive stock options have been granted under the 1994 Plan to date. A summary of activity under the 1994 Plan during the quarter ended June 30, 2006 is as follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2005	5,554,990	$1.15
Granted	1,420,000	1.51
Exercised	(71,930)	0.68
Canceled	(361,174)	1.97
Outstanding at June 30, 2006	6,541,886	$1.19	7.49	$4,158
Options vested and expected to vest at June 30, 2006	6,100,124	$1.20	7.36	$3,918
Options vested at June 30, 2006	3,357,500	$1.34	5.95	$2,274

At June 30, 2006 the Company had 751,863 options available for grant under its stock option plans. The weighted average grant date fair value of options granted during the quarter ended June 30, 2006 and 2005 were zero and $0.63 respectively. The weighted average grant date fair value of options granted during the six months ended June 30, 2006 and 2005 were $1.00 and $0.63 respectively.

The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding at June 30, 2006			Options Vested and Exercisable at June 30, 2006
		Weighted Average			Weighted
	Number	Contractual		Number	Average
Range of Exercise Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price
$0.41 - $0.60	282,500	7.48	$0.41	243,329	$0.41
$0.63 - $0.63	2,096,294	8.80	0.63	880,465	0.63
$0.64 - $1.13	1,938,742	6.62	0.87	1,409,356	0.90
$1.20 - $6.23	2,224,350	7.01	2.10	824,350	3.11
	6,541,886	7.49	$1.19	3,357,500	$1.34

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

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Risk-free interest rate	4.93%	4.93%
Expected term (years)	4	4
Expected dividends	0.0%	0.0%
Volatility	104%	104%

The following table illustrates the effect on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee and director compensation (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net loss applicable to common stockholders-as reported	$(4,217)	$(7,655)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(101)	(181)
Net loss applicable to common stockholders-pro forma	$(4,318)	$(7,836)

Net loss applicable to common stockholders per share:
Basic and diluted - as reported	$(0.06)	$(0.11)
Basic and diluted - pro forma	$(0.06)	$(0.11)

Note 3 -  Net Loss per Share

Basic and diluted net loss per share information for all periods is presented under the requirement of SFAS No. 128, “Earnings per Share.” Basic net loss per share has been computed using the weighted-average number of common shares outstanding during the period. Dilutive net loss per share is computed using the sum of the weighted average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended June 30,		Six months Ended June 30,
(in thousands, except per share amounts)	2006	2005	2006	2005

Numerator:
Net loss	$(5,129)	$(4,217)	$(10,450)	$(7,655)

Denominator:
Weighted-average shares outstanding	86,848	70,699	85,190	66,596
Effect of dilutive securities:
Stock options, warrants and convertible notes payable	-	-	-	-
Weighted-average shares outstanding for diluted loss per share	86,848	70,699	85,190	66,596

Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.12)	$(0.11)

Due to the net loss, net loss per share for the three and six months ended June 30, 2006 and 2005 is based on the weighted average number of common shares only, as the effect of including equivalent shares from stock options and warrants would be anti-dilutive. If the Company had recorded net income, the calculation of earnings per share would have been impacted by the dilutive effect of the outstanding stock options and warrants priced below the market price of the common shares for the three and six months ended June 30, 2006 and 2005 but would not have been effected by the outstanding stock options and warrants priced above the market price of the common shares at June 30, 2006 and 2005. The following securities have not been included in the calculation of diluted net loss per share as their inclusion would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Stock options	5,963,536	5,407,614	5,963,536	5,407,614
Warrants	16,371,427	23,383,046	16,371,427	23,383,046
	22,334,963	28,790,660	22,334,963	28,790,660

Note 4 -  Short-term Notes Payable - Secured

In June 2006, the Company exercised its right under the terms of the senior secured notes payable and extended their due dates for an additional six months at a new interest rate of 12%. The $4,300,000 of short-term senior secured notes payable issued in December 2005 is now due on December 30, 2006. The $2,000,000 of short-term senior secured notes payable issued in January 2006 is now due on January 11, 2007.

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

This note and the $4.3 million Senior Secured Notes issued in December 2005, are secured by a lien on all of the assets of the Company, including the Company’s intellectual property. The Senior Secured Note issued in January 2006 bears interest at a rate of ten percent (10%) and has an original maturity date of July 11, 2006, but was extended for an additional six months at an interest rate of twelve percent (12%) and is now due on January 11, 2007. Payments of principal and interest under the Notes are due in one lump sum upon the earlier of the applicable maturity date and an “Event of Acceleration” under the Notes.

Note 5 -  Common Stock

In the first six months of 2006 the Company received approximately $4,892,000, net of approximately $151,000 of fees, from the exercise of warrants to purchase 6,723,763 shares of Common Stock issued as part of the March 2004 private placement. The Company also issued 17,719 shares of Common Stock from the cashless exercise of 29,077 warrants issued to the placement agent as part of the March 2004 private placement. Additionally, the Company received approximately $345,000 from the exercise of warrants to purchase 545,451 shares of Common Stock issued as part of the May 2005 private placement. The Company also issued 274,074 shares of Common Stock from the cashless exercise of 436,361 warrants issued as part of the May 2005 private placement. The Company issued 565,125 shares of Common Stock from the cashless exercise of 922,800 warrants issued as part of a legal settlement. The Company also received $25,000 from the exercise of warrants to purchase 50,000 shares of Common Stock issued in 2003. The Company also received approximately $67,000 from the exercise of 71,930 options issued to employees and the purchase of 32,464 shares under the employee stock purchase plan.

Note 6 -  Note Receivable From Stockholder

In May 2000, the Company issued loans to Dr. Chandrasekaran, the Company’s President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board, related to his exercise of 126,667 options to acquire common stock. The loans were full recourse and had an interest rate of 7% per annum. While the 126,667 shares of common stock issued secured the loans, the Company was not limited to these shares to satisfy the loan. In January 2006, these notes, which had a balance of $168,000 at December 31, 2005, were repaid in full.

Note 7 -  Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments,” (“SFAS 155”) an amendment of FASB Statements No. 133 and 140. SFAS 155 will be effective for the Company beginning in the first quarter of 2007. SFAS 155 permits interests in hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation, to be accounted for as a single financial instrument at fair value, with changes in fair value recognized in earnings. This election is permitted on an instrument-by-instrument basis for all hybrid financial instruments held, obtained, or issued as of the adoption date. The Company is assessing the impact of the adoption of SFAS 155.

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting For Uncertain Tax Positions - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 to its financial position and results of operations.

Note 8 -  Subsequent Event

In August 2006, the Company received, net of placement fees, approximately $6.0 million from a private placement. The Company issued 4,790,076 shares of Common Stock and warrants to purchase 958,015 shares of Common Stock at an exercise price of $1.51 per share. These warrants were valued using a Black-Scholes option pricing model, assuming no dividend yield, with the following assumptions: risk-free interest rate of 5.1%, volatility of 102% and an expected life of 5 years, resulting in the recording of a stock issue cost of approximately $1.2 million for the warrants issued to the investors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below in "Risk Factors," as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward- looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence or identification of unanticipated events or previously unidentified events.

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

We face significant challenges related to our lack of financial resources. We only expect our current cash (including the proceeds from our August 2006 Private Placement) to enable us to continue our operations as currently planned until approximately the end of December 2006, excluding repayment of amounts due under our December 2005 and January 2006 Senior Secured Notes. Our independent auditors included an explanatory paragraph in their audit report in connection with our consolidated financial statements for the fiscal year ended December 31, 2005 referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern.

With our existing resources we are focusing our research and development and commercial efforts on the following:

•	AzaSite™’ (ISV-401), a DuraSite formulation of azithromycin, to serve as a broad spectrum ocular antibiotic; and
•	AzaSite Plus™’ (ISV-502), a DuraSite formulation of azithromycin and a steroid for ocular inflammation and pain.

AzaSite (ISV-401). To treat bacterial conjunctivitis and other infections of the outer eye we have developed a topical formulation (AzaSite) of the antibiotic azithromycin, an antibiotic with a broad spectrum of activity that is widely used to treat respiratory and other infections in its oral and parenteral forms. We believe that the key advantages of AzaSite may include a significantly reduced dosing regimen (9 doses vs. 21-36 doses for comparable products), enabled by the high and persistent levels of azithromycin achieved by our formulation in the tissues of the eye and its wide spectrum of antimicrobial activity. Product safety and efficacy have been shown, respectively, in Phase 1 and Phase 2 clinical trials. The Phase 2 study compared an AzaSite formulation containing 1% azithromycin to a placebo.

In July 2004, we initiated two pivotal Phase 3 clinical trials for AzaSite which were conducted both in the United States and in select Latin American countries. One of the Phase 3 clinical trials was a multi-center study in which patients in one arm were dosed with a 1% AzaSite formulation and the patients in the second arm were dosed with a 0.3% formulation of the antibiotic tobramycin. In November 2005, we announced, that upon completion of enrollment, this study included a total of 746 patients 1 year or older, of which 316 were confirmed positive for acute bacterial conjunctivitis in at least one eye. The results of this Phase 3 study indicated that AzaSite demonstrated a clinical resolution rate of 80% as compared to 78% for tobramycin. This result shows that the clinical resolution rate of AzaSite is equivalent to tobramycin, the primary efficacy endpoint of the study, according to statistical criteria which were previously agreed to by the U.S. Food and Drug Administration, or FDA. The bacterial eradication rate was also equivalent for both groups.

The other Phase 3 clinical trial was a multi-center study in which patients in one arm were dosed with a 1% AzaSite formulation and patients in the second arm were dosed with a placebo. In January 2006, we completed enrollment in this study of approximately 685 patients, of which approximately 277 were confirmed positive for acute bacterial conjunctivitis in at least one eye. In March 2006, we announced that the results of this study showed that the AzaSite formulation was more effective than the placebo in clinical resolution (p < 0.03), which includes reduction in inflammation and redness, and bacterial eradication (p < 0.001). In June 2006 we completed the compilation and assembly of an AzaSite New Drug Application, or NDA, and submitted the documentation to the FDA.

In September 2005, we signed a manufacturing supply agreement with Cardinal Health for the manufacture of AzaSite commercial units. Cardinal Health has manufactured the clinical trial supplies used in our two Phase 3 bacterial conjunctivitis clinical trials, and also the registration batches to be used for the AzaSite NDA. We believe this contract manufacturing facility is prepared for inspection by the FDA in relation to our AzaSite NDA submission.

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

Results of Operations

Revenues.

We had total revenues in the second quarter of 2006 and 2005 of zero and $1,000, respectively and $1,000 and $2,000 for the six months ended June 30, 2006 and 2005, respectively. In the first six months of 2006 and 2005, sales of OcuGene represented 100% of our revenues.

Cost of revenue.

Cost of revenue was $3,000 and $3,000 for the second quarter of 2006 and 2005, respectively, and $6,000 and $8,000 for the six months ended June 30, 2006 and 2005, respectively, reflecting in each case the cost of OcuGene tests performed as well as the cost of sample collection kits distributed for use.

Research and development.

Research and development expenses were $3.1 million during the second quarter of 2006 and $3.1 million during the second quarter of 2005. In the second quarter of 2006 expenses related to the AzaSite clinical trials decreased approximately 90% compared to the second quarter of 2005 as the dosing portion of the trials was completed in the first quarter of 2006 and the activities were focused on data analysis and report preparation for inclusion in the NDA. While our clinical expenses decreased during the second quarter of 2006, this was offset by increases in R&D headcount, approximately $159,000 of non-cash expense related to the adoption of FAS 123R and the related expensing of options granted to directors and employees, temporary help and consultants, and other outside services used to complete the preparation of the AzaSite NDA. In the second quarter of 2006 we also paid a filing fee for submitting our AzaSite NDA to the FDA of $767,000.

Research and development expenses increased to $6.6 million from $5.6 million for the first six months of 2006 compared to the first six months of 2005. While costs related to clinical research organizations decreased approximately 47% due to the completion of our AzaSite Phase 3 clinical trials, costs related to additional headcount, consultants and temporary labor to assist with the preparation of the AzaSite NDA increased approximately 99%. Additionally, in 2006 we paid the NDA filing fee of $767,000 and incurred approximately $255,000 of non-cash expense related to the adoption of FAS 123R and the related expensing of options granted to directors and employees.

Selling, general and administrative.

Selling, general and administrative expenses increased to $1.5 million in the second quarter of 2006 from $1.1 million in the second quarter of 2005. The increase mainly reflects the amortization of deferred debt issuance costs related to our short-term Senior Secured Notes issued in December 2005 and January 2006 and approximately $99,000 of non-cash expense related to the adoption of FAS 123R and the related expensing of options granted to directors and employees.

Selling, general and administrative expenses increased to $2.8 million during the first six months of 2006 from $2.1 million during the first six months of 2005. As noted in the discussion of the quarter, this increase mainly reflects the amortization of deferred debt issuance costs related to our short-term Senior Secured Notes and approximately $132,000 of non-cash expense related to the adoption of FAS 123R and the related expensing of options granted to directors and employees.

Our expenses for the year ended December 31, 2006 will be dependent upon the progress of the AzaSite NDA, including responses to inquiries from the FDA and production of commercial scale validation lots at our contract manufacture site, and the development activities related to the AzaSite Plus ophthalmic product candidate (ISV-502). We currently anticipate that our research and development expenses will be consistent with the levels incurred in the year ended December 31, 2005 as we monitor the AzaSite NDA and proceed with our AzaSite Plus program. We may also continue to make selective additions to our headcount. We anticipate that we will continue the suspension of activity on our other product candidates absent additional funding as we focus on our AzaSite NDA and AzaSite Plus clinical program. Also, we anticipate that our selling, general and administrative costs will increase from the 2005 levels.

Interest and other income, net.

Net interest, other income and expense was an expense of $559,000 in the second quarter of 2006 compared to an expense of $1,000 in 2005. Net interest, other income and expense was an expense of $1.1 million in the six months ending June 30, 2006 compared to an expense of $4,000 in 2005. The increase reflects accrued interest payable on our short-term Senior Secured Notes issued in December 2005 and January 2006 and the accretion of the value of the debt discount related to the warrants issued as part of the financing.

Liquidity and Capital Resources

We have financed our research and development activities and operations primarily through private and public placements of our equity securities, issuance of convertible debentures and, to a lesser extent, from collaborative agreements and bridge loans. At June 30, 2006, our cash and cash equivalents balance was $0.8 million. It is our policy to invest our cash and cash equivalents in highly liquid securities, such as interest-bearing money market funds, Treasury and federal agency notes and corporate debt.

Our auditors have included an explanatory paragraph in their audit report referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern. Absent additional funding from exercise of outstanding warrants, private or public equity or debt financings, collaborative or other partnering arrangements, asset sales, or other sources, we expect that our cash on hand (including the proceeds from our August 2006 Private Placement), anticipated cash flow from operations and current cash commitments to us will only be adequate to fund our operations until approximately the end of December 2006, excluding repayment of amounts due under our December 2005 and January 2006 Senior Secured Notes. If we are unable to secure sufficient additional funding prior to that time, we will need to cease operations and liquidate our assets, which are secured by the December 2005 and January 2006 Senior Secured Notes. Our consolidated financial statements were prepared on the assumption that we will continue as a going concern and do not include any adjustments that might result should we be unable to continue as a going concern.

Even if we are able to obtain additional financing in order to continue long-term operations beyond approximately the end of December 2006 and repay amounts due under our December 2005 and January 2006 Senior Secured Notes, we will require and will seek additional funding through collaborative or other partnering arrangements, public or private equity or debt financings, asset sales and from other sources. However, there can be no assurance that we will obtain interim or longer-term financing or that such funding, if obtained, will be sufficient to continue our operations as currently conducted or in a manner necessary for the continued development of our products or the long-term success of our company. If we raise funds through the issuance of debt securities, such debt will be secured by a security interest or pledge of all of our assets, will require us to make principal and interest payments, would likely include the issuance of warrants and may subject us to restrictive covenants. In addition, our stockholders may suffer substantial dilution if we raise additional funds by issuing equity securities.

Net cash used in operating activities was $10.5 million and $7.0 million for the six months ended June 30, 2006 and 2005, respectively. The increase in net cash used in operating activities reflected the completion of the AzaSite Phase 3 clinical trials, which commenced in July 2004, activities in preparation for the filing, and the subsequent filing, of the related AzaSite NDA and payment of approximately $2.3 million of accounts payable and accrued liabilities. Operating activities in the first six months of 2005 related primarily to research and development expenditures, including conduct of our Phase 3 clinical trials, for our AzaSite antibiotic program.

In the first six months of 2006 the net cash used in investing activities of $62,000 reflected the acquisition of laboratory and other equipment. Net cash provided by investing activities in the first six months of 2005 included the reduction in restricted cash of $119,000 less $77,000 used for the acquisition of laboratory and other equipment.

Net cash provided by financing activities was $7.3 million in the first six months of 2006 compared to $8.2 million in the first six months of 2005. In the first six months of 2006 we received $5.3 million from the exercise of warrants, options and stock purchases under our employee stock purchase plan. In the first six months of 2006, we received $168,000 from a stockholder as a payment of a note. We also received net proceeds of $1.8 million from the final closing of senior secured notes. The notes bear an interest rate of 10% through July 11, 2006, and will bear an interest rate of 12% until their extended maturity date of January 11, 2007. In the first six months of 2005, we received net proceeds of $8.2 million from the issuance of an aggregate of approximately 16.6 million shares of commons stock in a May 2005 private placement.

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

Contractual Obligations

As of June 30, 2006 our contractual obligations under notes payable increased to $6.6 million from $4.6 million at December 31, 2005 due to the issuance of the January 2006 Senior Secured Note, and our purchase obligations decreased to approximately $0.7 million from $2.2 million at December 31, 2005. We believe there have been no other significant changes in our payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates.

We invest our excess cash in investment grade, interest-bearing securities. At June 30, 2006, we had approximately $0.8 million invested in money market mutual funds. While a hypothetical decrease in market interest rates by 10 percent from the June 30, 2006 levels would cause a decrease in interest income, it would not result in a loss of the principal. Additionally, the decrease in interest income would not be material.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our principal executive and financial officer, Dr. Chandrasekaran, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Form 10-Q (the “Evaluation Date”). Based on that evaluation, Dr. Chandrasekaran concluded that our disclosure controls and procedures were effective as of the Evaluation Date in providing him with material information relating to us in a timely manner, as required to be disclosed in the reports we file under the Exchange Act.

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

Our current cash (including the proceeds from our August 2006 Private Placement) will only fund our business until approximately the end of December 2006, excluding repayment of amounts due under our December 2005 and January 2006 Senior Secured Notes. We will need additional funding, either through equity or debt financings or partnering arrangements, that could be further dilutive to our stockholders and could negatively affect us and our stock price

Our independent auditors included an explanatory paragraph in their audit report to our consolidated financial statements for the fiscal year ended December 31, 2005 referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern.

We only expect our current cash (including the proceeds from our August 2006 Private Placement) to enable us to continue our operations as currently planned until approximately the end of December 2006, excluding repayment of amounts due under our December 2005 and January 2006 Senior Secured Notes. At that point, or earlier if circumstances change from our current expectations, we will require substantial additional funding. We cannot assure you that additional funding will be available on a timely basis, or on reasonable terms, or at all. The terms of any securities issued to future investors may be superior to the rights of our then-current stockholders and could result in substantial dilution and could adversely affect the market price for our Common Stock. If we raise funds through the issuance of debt securities, such debt will likely be secured by a security interest or pledge of all of our assets, will require us to make principal and interest payments in cash, securities or a combination thereof, would likely include the issuance of warrants, and may subject us to restrictive covenants. If we do not obtain such additional financing when required, we would likely have to cease operations and liquidate our assets, which are secured by our December 2005 and January 2006 Senior Secured Notes. In addition, the existence of the explanatory paragraph in the audit report may in and of itself harm our stock price as certain investors may be restricted or precluded from investing in companies that have received this notice in an audit report. Further, the factors leading to the explanatory paragraph in the audit report may harm our ability to obtain additional funding and could make the terms of any such funding, if available, less favorable than might otherwise be the case.

In addition, we expect to enter into partnering and collaborative arrangements in the future as part of our business plan, regardless of whether we require additional funding to continue our operations. Such arrangements could include the exclusive licensing or sale of certain assets or the issuance of securities, which may adversely affect our future financial performance and the market price of our Common Stock and we cannot assure you that such arrangements will be beneficial to us. It is difficult to precisely predict our future capital requirements as such requirements depend upon many factors, including:

•	the progress and results of the review of our NDA by the FDA;
•	the progress and results of our preclinical and clinical testing;
•	our ability to establish additional corporate partnerships to develop, manufacture and market our potential products;
•	the progress of our research and development programs;
•	the outcome of possible future legal actions;
•	the cost of maintaining or expanding a marketing organization for OcuGene and the related promotional activities;
•	changes in, or termination of, our existing collaboration or licensing arrangements;
•	whether we manufacture and market any of our other products ourselves;
•	the time and cost involved in obtaining regulatory approvals;
•	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;
•	competing technological and market developments; and
•	the purchase of additional capital equipment.

If we do not receive additional funding when needed to continue our operations we will likely cease operations and liquidate our assets, which are secured by notes payable to the holders of our December 2005 and January 2006 Senior Secured Notes and our chief executive officer

In the event that we are unable to secure additional funding when required to continue our operations, we will likely be forced to wind down our operations, either through liquidation, voluntary or involuntary bankruptcy or a sale of our assets. As of June 30, 2006, we had outstanding secured indebtedness under our December 2005 and January 2006 Senior Secured Notes (the “Senior Secured Notes”) and a note issued to our chief executive officer in an aggregate principal amount of $6,531,000, which are secured by a lien on all of our assets including our intellectual property. In the event that we wind down operations, whether voluntarily or involuntarily, while these secured notes are outstanding, this security interest enables the holders of our Senior Secured Notes to control the disposition of these assets. If we are unable to repay the amounts due under the secured notes when due, the holders of such notes could cause us to enter into involuntary liquidation proceedings in the event we default on our obligations and could take possession of our assets. If we wind down our operations for any reason, it is likely that our stockholders will lose their entire investment in us.

We may not be able to make principal or interest payments on our Senior Secured Notes

The Senior Secured Notes are secured by a lien on all of our assets, including our intellectual property. $4.3 million in aggregate principal amount under the Senior Secured Notes had an initial maturity date of June 30, 2006, which was extended by us to December 30, 2006. In addition, $2.0 million in aggregate principal amount under the Senior Secured Notes had an initial maturity date of July 11, 2006, which was extended by us to January 11, 2007. If we are unable to enter into additional corporate collaborations, close equity or debt financings or generate sufficient cash flow from our operations and are otherwise unable to obtain funds necessary to meet required payments of principal and interest on our Senior Secured Notes by December 30, 2006 and January 11, 2007, we would be in default under the terms of such notes. In the event of such a payment or other event of default, the holders of the Senior Secured Notes (as well as the holders of our other secured indebtedness) could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or insolvency proceedings. Because the holders of the Senior Secured Notes have a senior security interest in all of our assets, they will have the ability to control the liquidation of our assets and will have first priority on any funds generated therefrom. Our common stockholders will likely not receive any proceeds from such a liquidation. Even if we are successful in raising additional funds, we may be forced to curtail our operating activities in order to meet our obligations under the Senior Secured Notes which could harm our business and prospects.

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

Clinical trials are very expensive, time-consuming and difficult to design and implement and it is unclear whether the results of such clinical trials will be favorable

We commenced two Phase 3 trials of our AzaSite product candidate in the third quarter of 2004. In October 2005 we announced the completion of enrollment in one of the two Phase 3 trials and in December 2005 announced preliminary results of that first trial. In January 2006 we announced the completion of enrollment in the second Phase 3 trial and in March 2006 announced the results of that trial. We expect our current cash (including the proceeds from our August 2006 Private Placement) will only be sufficient to enable us to continue our operations as currently planned until approximately the end of December 2006. Accordingly, we may require additional funds to respond to any inquiries from the FDA, obtain the necessary FDA approvals and market the product. Any delay or failure in our response to inquires about our NDA for AzaSite or in the FDA approval process will likely require us to obtain even further funding and such delay or failure could make it much more difficult or expensive for us to obtain funding. Human clinical trials for our product candidates are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials of our other product candidates will take at least several years to complete once initiated. Furthermore, we could encounter problems that cause us to abandon or repeat clinical trials, further delaying or preventing the completion of such trials. The commencement and completion of clinical trials may be delayed by several factors, including:

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

The results of our clinical trials may not support our product candidate claims

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims. Even if pre-clinical testing and early clinical trials for a product candidate are successful, this does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing or meet our expectations. The clinical trial process may fail to demonstrate that our product candidates are safe for humans or effective for indicated uses. In addition, our clinical trials involve relatively small patient populations. Because of the small sample size, the results of these clinical trials may not be indicative of future results. Any such failure would likely cause us to abandon the product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay or preclude the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. For example, if the FDA determines that our current AzaSite Phase 3 trials did not produce sufficient evidence to obtain approval for the commercialization of AzaSite or the FDA refuses to accept or approve our AzaSite NDA for any other reason, our business would be significantly harmed as we have devoted a significant portion of our resources to this product candidate, at the expense of our other product candidates.

We may require additional licenses or be subject to expensive and uncertain patent litigation in order to sell AzaSite in the U.S. and/or Europe; We are aware that Pfizer has received patents in the U.S. and Europe which cover the use of azithromycin in a topical formulation to treat bacterial infections in the eye

A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with our technologies or patent applications. Such conflicts could invalidate our issued patents, limit the scope of the patents, if any, we may be able to obtain, result in the denial of our patent applications or block our rights to exploit our technology. In addition, if the USPTO or foreign patent agencies have issued or issue patents that cover our activities to other companies, we may not be able to obtain licenses to these patents at all, or at a reasonable cost, or be able to develop or obtain alternative technology. If we do not obtain such licenses, we could encounter delays in or be precluded altogether from introducing products to the market.

We are aware that Pfizer has been issued U.S. Patent No. 6861411 by the USPTO and the European Patent Office has granted its European counterpart EP 0925789, both of which cover the use of azithromycin in a topical formulation to treat ophthalmic infections. We may require a license under these patents to develop or sell AzaSite for ophthalmic indications in the U.S. and/or Europe, which may not be available on reasonable commercial terms, if at all. If we are unable to obtain a license to these patents, Pfizer brings suit to enforce them, these patents are held valid and enforceable and our technology is deemed to infringe these patents, Pfizer would be entitled to damages and we could be prevented from selling AzaSite in Europe and/or the U.S.

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

Our current financial situation may impede our ability to protect or enforce adequately our legal rights under our agreements and intellectual property

We expect our current cash (including the proceeds from our August 2006 Private Placement) to enable us to continue our operations as currently planned only until approximately the end of December 2006, excluding repayment of amounts due under our December 2005 and January 2006 Senior Secured Notes. Our limited financial resources make it more difficult for us to enforce our intellectual property rights, through filing or maintaining our patents, taking legal action against those that may infringe on our proprietary rights, defending infringement claims against us, or otherwise. Our current financial situation may impede our ability to enforce our legal rights under various agreements we are currently a party to or may become a party to due to our inability to incur the costs associated with such enforcement. Our inability to adequately protect our legal and intellectual property rights may make us more vulnerable to infringement and could materially harm our business.

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

We rely on third parties to develop, market and sell our products; we may not be able to continue existing or enter into additional third-party arrangements, and these third parties’ efforts may not be successful

We do not plan on establishing an internal, dedicated sales force or a marketing organization for our product candidates. We also rely on third parties for clinical testing and certain other product development activities especially in the area of our glaucoma programs. We are currently pursuing a licensing or collaborative agreement for the sale and marketing of our AzaSite product candidate. There can be no assurance that we will be successful in entering into such an agreement or that a partner would be successful in their efforts, either of which could significantly harm our business. In order to pursue our anti-inflammatory and glaucoma programs, ISV-205, we must enter into a third-party collaboration agreement for the development, marketing and sale thereof or develop, market and sell the product ourselves. There can be no assurance that we will be successful in finding a corporate partner for our ISV-205 programs or that any collaboration will be successful, either of which could significantly harm our business. In addition, we have no experience in marketing and selling products and we cannot assure you that we would be successful in marketing ISV-205 ourselves. If we are to develop and commercialize our product candidates successfully, including ISV-205, we will be required to enter into arrangements with one or more third parties that will:

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

Our marketing and sales efforts related to our OcuGene glaucoma genetic test have been significantly curtailed. Any future activities would be pursued using external resources including:

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

Our strategy for research, development and commercialization of our products requires us to enter into various arrangements with corporate and academic collaborators, licensors, licensees and others; furthermore, we are dependent on the diligent efforts and subsequent success of these outside parties in performing their responsibilities

Because of our reliance on third parties for the development, marketing and sale of our products, any revenues that we receive will be dependent on the efforts of these third parties, such as our corporate collaborators. These partners may terminate their relationships with us and may not diligently or successfully market our products. In addition, marketing consultants and contract sales organizations, that we may use in the future for OcuGene and potential future products such as AzaSite, may market products that compete with our products and we must rely on their efforts and ability to market and sell our products effectively. We may not be able to conclude arrangements with other companies to support the commercialization of our products on acceptable terms, or at all. Moreover, our current financial condition may make us a less attractive partner to potential collaborators. In addition, our collaborators may take the position that they are free to compete using our technology without compensating or entering into agreements with us. Furthermore, our collaborators may pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases or disorders targeted by our collaborations.

Physicians and patients may not accept and use our products

Even if the FDA approves our product candidates, physicians and patients may not accept and use them. Acceptance and use of our products will depend upon a number of factors including:

•	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drugs;
•	cost-effectiveness of our products relative to competing products;
•	perceived benefits of competing products or treatments;

•	physicians’ comfort level and prior experience with and use of competing products;
•	availability of reimbursement for our products from government or other healthcare payers; and
•	effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.

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

It is difficult to evaluate our business because we are in an early stage of development and our technology is untested

We are in an early stage of developing our business, particularly with respect to commercializing our products. We have only received an insignificant amount of royalties from the sale of one of our products, an over-the-counter dry eye treatment, and in 2002 we began to receive a small amount of revenues from the sale of our OcuGene glaucoma genetic test. Before regulatory authorities grant us marketing approval for additional products, we need to conduct significant additional research and development and preclinical and clinical testing. With respect to our leading product candidate, AzaSite, the FDA must accept and approve our NDA and approve commercialization of the product. All of our products, including AzaSite, are subject to risks that are inherent to products based upon new technologies. These risks include the risks that our products:

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

We have a history of operating losses and we expect to continue to have losses in the future

We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that did not prove to have commercial potential. As of June 30, 2006, our accumulated deficit was approximately $146.9 million. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties or other revenues from sales of our products. In addition, we recognize revenue when all services have been performed and collectibility is reasonably assured. Accordingly, revenue for sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product. In addition, due to this delay in revenue recognition, our revenues recognized in any given period may not be indicative of our then current viability and market acceptance of our OcuGene product.

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

We may not successfully manage any growth

Even if we are able to raise additional funding and gain FDA approval for additional products, including AzaSite, our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources. To manage this growth, we will have to expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business would be harmed.

Our products are subject to government regulations and approvals which may delay or prevent the marketing of potential products and impose costly procedures upon our activities

The FDA and comparable agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon preclinical and clinical testing, manufacturing and marketing of pharmaceutical products. Lengthy and detailed preclinical and clinical testing, validation of manufacturing and quality control processes, and other costly and time-consuming procedures are required. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. The effect of government regulation may be to delay or to prevent marketing of potential products for a considerable period of time and to impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approval on a timely basis, or at all, for any products we develop. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. If regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which a product may be marketed. Further, even after we have obtained regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. Moreover, the FDA has recently reduced previous restrictions on the marketing, sale and prescription of products for indications other than those specifically approved by the FDA. Accordingly, even if we receive FDA approval of a product for certain indicated uses, our competitors, including our collaborators, could market products for such indications even if such products have not been specifically approved for such indications. Additionally, the FDA issued an advisory that microarrays used for diagnostic and prognostic testing may need regulatory approval. The need for regulatory approval of multiple gene analysis is uncertain at this time. Delay in obtaining or failure to obtain regulatory approvals would make it difficult or impossible to market our products and would harm our business, prospects, financial condition, and results of operations.

The FDA’s policies may change and additional government regulations may be promulgated which could prevent or delay regulatory approval of our potential products. Moreover, increased attention to the containment of health care costs in the United States could result in new government regulations that could harm our business. Adverse governmental regulation might arise from future legislative or administrative action, either in the United States or abroad. See “-Uncertainties regarding healthcare reform and third-party reimbursement may impair our ability to raise capital, form collaborations and sell our products”

We have no experience in performing the analytical procedures related to genetic testing and have established an exclusive commercial agreement with a third party to perform these procedures for our OcuGene glaucoma genetic test; If we are unable to maintain this arrangement, and are unable to establish new arrangements with third parties, we will have to establish our own regulatory compliant analytical process for genetic testing and may not have the financial resources to do so

We have no experience in the analytical procedures related to genetic testing. We have entered into an agreement with Quest Diagnostics Incorporated, or Quest, under which Quest exclusively performs OcuGene genetic analytical procedures at a commercial scale in the United States. Accordingly, we are reliant on Quest for all of our OcuGene analytical procedures. If we are unable to maintain this arrangement, we would have to contract with another clinical laboratory or would have to establish our own facilities. We cannot assure you that we will be able to contract with another laboratory to perform these services on a commercially reasonable basis, or at all.

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

We rely on a sole source for some of the raw materials in our products, including AzaSite, and the raw materials we need may not be available to us

We currently have a single supplier for azithromycin, the active drug incorporated into our AzaSite product candidate. The supplier has a Drug Master File on the compound with the FDA and is subject to the FDA’s review and oversight. If this supplier failed or refused to continue to supply us, the FDA were to identify issues in the production of the drug that the supplier was unable to resolve quickly and cost-effectively, or other issues were to arise that impact production, our ability to commence the commercial sale of AzaSite if it is approved, could be interrupted, which would harm our business prospects. Additional suppliers for this drug exist, but qualification of an alternative source could be time consuming, expensive and could harm our business and there is no guarantee that these additional suppliers can supply sufficient quantities at a reasonable price, or at all.

SSP is the sole source for the active drug incorporated into the ISV-403 product candidate we sold to Bausch & Lomb for further development and commercialization. SSP has submitted a Drug Master File on the compound with the FDA and is subject to the FDA’s review and oversight. If SSP is unable to obtain and maintain FDA approval for their production of the drug or is otherwise unable or unwilling to supply Bausch & Lomb with sufficient quantities of the drug, Bausch & Lomb’s ability to continue with the development, and potentially the commercial sale if the product is approved, of ISV-403 would be interrupted or impeded, and our future royalties from commercial sales of the ISV-403 product could be delayed or reduced and our business could be harmed.

In addition, certain of the raw materials we use in formulating our DuraSite drug delivery system are available only from Noveon Corporation, or Noveon. Although we do not have a current supply agreement with Noveon, to date we have not encountered any difficulties obtaining necessary materials from them. Any significant interruption in the supply of these raw materials could delay our clinical trials, product development or product sales and could harm our business.

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

We have a contract with Cardinal Health, the manufacturer of our AzaSite Phase 3 clinical trial supplies and registration batches, to validate their production line for commercial scale batches and to manufacture the required validation batches for FDA review. Additionally, we have entered into a commercial manufacturing agreement with Cardinal Health for an initial four year period. Other commercial manufacturers exist and we currently believe that we could obtain alternative commercial manufacturing services if required. However, qualification of another manufacturer, transfer of the manufacturing process and regulatory approval of such a site would be costly and time consuming and would adversely impact our potential market introduction and subsequent sales of AzaSite. Cardinal Health’s facility and the line that will be used to produce the AzaSite units will be subject to inspection by the FDA prior to the approval of the related NDA that we submitted to the FDA in June 2006. While we believe Cardinal Health will be prepared for the inspections, they could encounter delays or difficulties in preparing for, or during, the inspection which would adversely impact our potential market introduction and subsequent sales of AzaSite.

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

Management and principal stockholders may be able to exert significant control on matters requiring approval by our stockholders and security interests in our assets held by our creditors, including management may enable them to control the disposition of such assets

As of June 30, 2006, our management and principal stockholders together beneficially owned approximately 20% of our outstanding shares of Common Stock. In addition, investors in our March/June 2004 and May 2005 private placements, as a group, owned approximately 26% of our outstanding shares of Common Stock as of June 30, 2006. If such investors were to exercise the warrants they currently hold, assuming no additional acquisitions, sales or distributions, such investors would own approximately 36% of our outstanding shares of Common Stock based on their ownership percentages as of June 30, 2006. As a result, these two groups of stockholders, acting together or as individual groups, may be able to exert significant control on matters requiring approval by our stockholders, including the election of all or at least a majority of our Board of Directors, amendments to our charter, and the approval of business combinations and certain financing transactions.

In July 2003, we issued a $400,000 short-term senior secured note payable to Dr. Chandrasekaran, our chief executive officer, chief financial officer and a member of our Board of Directors, for cash. As of June 30, 2006, $231,000 in principal amount remained outstanding. This note bears an annual interest rate of five and one-half percent (5.5%) and is due on the earlier to occur of March 31, 2007 and upon an event that triggers a Mandatory Redemption of the notes issued in the offering of our Senior Secured Notes, and is secured by a lien on all of our assets including our intellectual property. In addition, the Senior Secured Notes are secured by a lien on all of our assets and are on parity with the note issued to our chief executive officer.

These security interests will enable the holders of the Senior Secured Notes to control the disposition of all of our assets in the event of our liquidation. If we are unable to repay the amounts due under this indebtedness, such secured lenders could cause us to enter into involuntary liquidation proceedings in the event we default on our obligations and take possession of our assets.

The market prices for securities of biopharmaceutical and biotechnology companies such as ours have been and are likely to continue to be highly volatile due to reasons that are related and unrelated to our operating performance and progress

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances, such as our current financial condition, the audit report included in our annual report on Form 10-K for the year ended December 31, 2005 that included an explanatory paragraph referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern, our ability to obtain new financing, the status of our relationships or proposed relationships with third-party collaborators, the terms of any financing we are able to raise, the results of testing and clinical trials, developments in patent or other proprietary rights of us or our competitors, litigation regarding the same, technological innovations or new therapeutic products, governmental regulation, or public concern as to the safety of products developed by us or others and general market conditions, concerning us, our competitors or other biopharmaceutical companies, may have a significant effect on the market price of our Common Stock.

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

In connection with our December 2005 and January 2006 Private Placement of Notes and Warrants, we issued Warrants to purchase 1,460,000 shares of our Common Stock. In connection with our August 2006 Private Placement we issued warrants to purchase 958,015 shares of our Common Stock. In addition, under certain circumstances we may be required to issue additional warrants to purchase up to 1,197,519 additional shares of our Common Stock to the investors in our August 2006 Private Placement.

In addition, terrorist attacks in the U.S. and abroad, U.S. retaliation for these attacks, the war in Iraq and continued worldwide economic weakness and the related decline in consumer confidence have had, and may continue to have, an adverse impact on the U.S. and world economy. These and similar events, as well as fluctuations in our operating results and market conditions for biopharmaceutical and biotechnology stocks in general, could have a significant effect on the volatility of the market price for our Common Stock, the future price of our Common Stock and on our ability to raise additional financing.

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

Legislative actions, higher insurance costs and potential new accounting pronouncements are likely to impact our future financial position and results of operations

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may be potential new accounting pronouncements or regulatory rulings, which will have an impact on our future financial position and results of operations. Beginning with our 2006 fiscal year we must comply with Section 404 of the Sarbanes-Oxley Act of 2002 regarding certification of our internal control over financial reporting, which could significantly increase our compliance costs. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives are likely to increase general and administrative costs. In addition, insurance costs, including health, workers’ compensation and directors and officers’ insurance costs, have been dramatically increasing and insurers are likely to increase rates as a result of high claims rates over the past year and our rates are likely to increase further in the future. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

Item 5. Other Information.

(a) On August 8, 2006, the Company’s Board of Directors approved an amendment to the Company’s Bylaws to provide that the Company’s Board of Directors shall be comprised of not less than four nor more than six members. A copy of the amended and restated Bylaws of the Company is attached hereto as Exhibit 3.5. The Board also fixed the exact number of directors at five.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index (following the signature page of this Quarterly Report) are included or incorporated by reference, in this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSITE VISION INCORPORATED

Dated: August 14, 2006	By:	/s/ S. Kumar Chandrasekaran, Ph.D.
S. Kumar Chandrasekaran, Ph.D.
Chairman of the Board, Chief Executive
Officer and Chief Financial Officer
(on behalf of the registrant and as principal
executive, financial and accounting officer)

EXHIBIT INDEX

Number      Exhibit Table

  3.5     Amended and Restated Bylaws, as amended through August 8, 2006.
31.1    Rules 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2    Rules 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1    Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.