Form 10-Q
period 2006-09-30
INSITE VISION INC
filed 2006-11-14
CIK 802724

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

          Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of Oct 31, 2006
Common Stock, $0.001 par value per share	92,733,068 shares

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

InSite Vision Incorporated
Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)	September 30, 2006	December 31, 2005
	(unaudited)	(1)

Assets
Current assets:
Cash and cash equivalents	$3,743	$4,027
Restricted cash and cash equivalents	75	75
Inventory	-	17
Prepaid expenses and other current assets	40	81
Total current assets	3,858	4,200

Property and equipment, at cost:
Laboratory and other equipment	516	313
Leasehold improvements	73	73
Furniture and fixtures	77	10
	666	396
Accumulated depreciation	153	131
	513	265
Deferred debt issuance cost	-	614
Total assets	$4,371	$5,079

Liabilities and stockholders’ deficit
Current liabilities:
Short-term notes payable to related parties, unsecured	$35	$35
Short-term notes payable to related parties, secured	231	231
Short-term notes payable, secured, (net of debt discount of $0 at
September 31, 2006 and $491 at December 31, 2005)	6,300	3,809
Current portion of capital lease obligation	12	-
Accrued interest	508	3
Accounts payable	533	1,941
Accrued liabilities	320	1,167
Accrued compensation and related expense	453	388
Deferred rent	13	50
Total current liabilities	8,405	7,624

Capital lease obligation, less current portion	52	-

Stockholders’ deficit
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none
issued and outstanding at September 30, 2006 and December 31, 2005	-	-
Common stock, $0.01 par value, 120,000,000 shares authorized;
92,708,476 issued and outstanding at September 30, 2006;
79,614,806 issued and outstanding at December 31, 2005	927	796
Additional paid-in capital	145,225	133,278
Notes receivable from stockholder	-	(168)
Accumulated deficit	(150,238)	(136,451)
Stockholders’ deficit	(4,086)	(2,545)
Total liabilities and stockholders’ deficit	$4,371	$5,079

(1) Derived from the Company’s audited consolidated financial statements as of December 31, 2005.

See accompanying notes to condensed consolidated financial statements.

 .
InSite Vision Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005

Revenues	$1	$1	$2	$3

Cost of revenue	20	3	26	11
Gross margin	(19)	(2)	(24)	(8)

Operating expenses:
Research and development (a)	1,700	2,499	7,651	7,723
Selling, general and administrative (a)	1,372	987	4,797	3,408
Total	3,072	3,486	12,448	11,131

Loss from operations	(3,091)	(3,488)	(12,472)	(11,139)

Interest (expense) and other income, net	(246)	-	(1,315)	(4)

Net loss	$(3,337)	$(3,488)	$(13,787)	$(11,143)

Net loss per share - basic and diluted	$(0.04)	$(0.04)	$(0.16)	$(0.16)

Shares used to calculate basic and diluted net loss per share	90,301	78,903	86,964	70,698

(a) Includes the following amounts related to stock based compensation:
Research and development	$62	$-	$178	$-
Selling, general and administrative	141	-	412	-
	$203	$-	$590	$-

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
(in thousands)	2006	2005

Operating activities
Net loss	$(13,787)	$(11,143)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	58	52
Stock based compensation	590	11
Non-cash interest expense		4
Amortization of deferred debt issuance costs	809	-
Accretion of debt discount	798	-
Changes in:
Inventories, prepaid expenses and other current assets	58	21
Accrued interest	505	-
Accounts payable	(1,408)	284
Accrued liabilities	(847)	286
Accrued compensation and related expense, and deferred rent	28	67
Net cash used in operating activities	(13,196)	(10,418)

Investing activities
Reduction in restricted cash	-	170
Purchases of property and equipment	(235)	(92)
Net cash (used in) provided by investing activities	(235)	78

Financing activities
Issuance of common stock from exercise of options, warrants and employee stock purchase plan, net of issuance costs	5,341	65
Issuance of common stock through private placement	5,839	8,182
Note payment received from stockholder	168	-
Issuance of short-term notes payable, net of issuance costs	1,805	-
Payment of capital lease obligation	(6)	-
Net cash provided by financing activities	13,147	8,247
Net decrease in cash and cash equivalents	(284)	(2,093)
Cash and cash equivalents, beginning of period	4,027	5,351

Cash and cash equivalents, end of period	$3,743	$3,258

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Notes to Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for any future period.

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

Reclassifications

The Company made a change in the classification of patent costs as a selling, general and administrative expense which had previously been classified as a research and development expense. This is consistent with Statement of Financial Accounting Standard (“SFAS”) No. 2 on Research and Development costs. SFAS No. 2 requires that research and development costs exclude legal work in connection with patent applications, or litigation and the sale or licensing of patents. The Company made the change to better reflect the expenses incurred related to active research and development activities as legal expenses which are more administrative in nature and accordingly should be charged to selling, general and administrative expense. The impact of this change on the previously reported research and development and selling, general and administrative expenses in three and nine month periods ended September 30, 2005 and the six month period ended June 30, 2006 are as follows:

	Three months ended	Nine months ended	Six months ended
(in thousands, except per share amounts)	September 30, 2005	September 30, 2005	June 30, 2006

Research and development as previously reported	$2,663	$8,222	$6,553
Reclassification of patent expense	(164)	(499)	(450)
Research and development	$2,499	$7,723	$6,103

Selling, general and administrative as previously reported	$823	$2,909	$2,823
Reclassification of patent expense	164	499	450
Selling, general and administrative	$987	$3,408	$3,273

Certain other prior year balance sheet and cash flow amounts have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ equity. Also, see Note 2 for reclassification of costs related to stock-based compensation expense.

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

Impact of the Adoption of SFAS 123 (R)

The Company elected to adopt the modified prospective application method as provided by SFAS No. 123 (R). The effect of recording stock-based compensation for the three and nine month periods ended September 30, 2006 was as follows (in thousands, except per share data):

	Three months ended	Nine months ended
Stock-based compensation expense by type of award:	September 30, 2006	September 30, 2006
Employee stock options	$202	$573
Employee stock purchase plan	0	13
Non-employee stock options	1	4
Total stock-based compensation	203	590
Tax effect on stock-based compensation	—	—
Total stock-based compensation expense	$203	$590
Impact on net loss per share	$(0.00)	$(0.01)

The Company made a change during the quarter ended September 30, 2006 in the method of allocating of stock-based compensation expense between selling, general and administrative expense and research and development expense. The Company made the change as additional information became available to better reflect the expenses based on the departments the employees work in rather than the method used to allocate other employee benefits. The impact of this change on the stock based compensation previously reported in the six month period ended June 30, 2006 is as follows:

Six months ended
(in thousands, except per share amounts)	June 30, 2006

Stock based compensation:
Research and development as previously reported	$255
Reclassification	(139)
Research and development	$116

Selling, general and administrative as previously reported	$132
Reclassification	139
Selling, general and administrative	$271

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

During the three and nine month periods ended September 30, 2006, respectively, the Company granted 63,950 and 1,483,950 stock options with an estimated total grant date fair value of $65,000 and $1.5 million. Of the $65,000 and $1.5 million, the Company estimated the stock-based compensation for awards not expected to vest was $12,000 and $0.3 million, respectively.

As of September 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $1.9 million and will be recognized over an estimate weighted average amortization period of 1.5 years. As of September 30, 2006, the unrecorded deferred stock-based compensation balance related to the employee stock purchase plan was $8,000 and will be recognized over an estimated weighted average amortization period of 1.0 years.

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

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Risk-free interest rate	5.1%	4.2%
Expected term (years)	5	5
Expected dividends	0.0%	0.0%
Volatility	78.2%	78.2%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the combination of historical volatility of the Company’s common stock and the common stock of the Company’s competitors, the expected moderation in future volatility over the period commensurate with the expected life of the options and other factors. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded Treasury securities for terms equal to the expected term of the options. The expected term calculation is based on the terms utilized by the Company’s competitors, observed historical option exercise behavior and post-vesting forfeitures of options by the Company’s employees.

Employee Stock Purchase Plans

The Company currently has an employee stock purchase plan, adopted in 1994 and amended thereafter (the “Purchase Plan”). The Purchase Plan allows eligible employees to purchase Common Stock at 85% of the lower of the fair market value of the Common Stock on the grant date or the fair market value on the purchase date. The offering period under the Purchase Plan is currently 24 months, and the purchase price is established during each new offering period. Purchases are limited to 15% of each employee’s eligible compensation and subject to certain Internal Revenue Service restrictions. All of the Company’s employees are eligible to participate in the Purchase Plan after certain service periods are met. The fair value of shares purchased under the stock purchase plan is estimated using the Black-Scholes option valuation model and the graded-vesting method with the following assumptions for the quarter and nine months ended September 30, 2006: risk-free interest rate of 5.1%; volatility factor of 78.2%; and an expected life of 1.5 years. During the three and nine month periods ended September 30, 2006, the compensation cost in connection with the Purchase Plan was $0 and $13,000, respectively. During the three and nine months ended September 30, 2006, 0 and 32,464, respectively, shares were issued under the Purchase Plan. As of September 30, 2006, 516,158 shares were reserved for issuance under the Purchase Plan.

Equity Incentive Program

The Company currently grants options under a stock option plan adopted in 1994 and amended thereafter (the “1994 Plan”), that allows for the granting of non-qualified stock options, incentive stock options and stock purchase rights to the Company’s employees, directors, and consultants. Options granted under the plan expire 10 years from the date of grant and become exercisable at such times and under such conditions as determined by the Company’s Board of Directors (generally with 25% vesting after one year and the balance vesting on a daily basis over the next three years of service). Upon termination, unexercised options will expire at the end of 60 days. No stock purchase rights or incentive stock options have been granted under the 1994 Plan to date. A summary of activity under the 1994 Plan during the nine months ended September 30, 2006 is as follows:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2005	5,554,990	$1.15
Granted	1,483,950	1.51
Exercised	(94,998)	0.68
Canceled	(434,055)	1.84
Outstanding at September 30, 2006	6,509,887	$1.20	7.24	$3,810
Options vested and exerciseable and expected to be exercisable at September 30, 2006	6,138,138	$1.20	7.14	$3,634
Options vested and exerciseable at September 30, 2006	3,513,437	$1.30	5.82	$2,277

At September 30, 2006, the Company had 760,794 options available for grant under its stock option plans. The weighted average grant date fair value of options granted during the quarter ended September 30, 2006 and 2005 were $1.53 and $0.63, respectively. The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 and 2005 were $1.51 and $0.63 respectively. The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2006 was $22,000 and $122,000, respectively.

The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding at September 30, 2006			Options Vested and Exercisable at September 30, 2006
		Weighted Average			Weighted
	Number	Contractual	Exercise	Number	Average
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Exercise Price
$0.41 - $0.60	282,500	7.23	$0.41	249,850	$0.41
$0.63 - $0.63	2,058,443	8.55	0.63	972,400	0.63
$0.64 - $1.13	1,922,244	6.35	0.87	1,468,437	0.89
$1.20 - $6.23	2,246,700	6.80	2.09	822,750	3.11
	6,509,887	7.24	$1.20	3,513,437	$1.30

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

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Risk-free interest rate	4.93%	4.93%
Expected term (years)	4	4
Expected dividends	0.0%	0.0%
Volatility	104%	104%

The following table illustrates the effect on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee and director compensation (in thousands, except per share amounts):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net loss - as reported	$(3,488)	$(11,143)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(196)	(377)
Net loss - pro forma	$(3,684)	$(11,520)

Net loss per share:
Basic and diluted - as reported	$(0.04)	$(0.16)
Basic and diluted - pro forma	$(0.05)	$(0.16)

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005

Numerator:
Net loss	$(3,337)	$(3,488)	$(13,787)	(11,143)

Denominator:
Weighted-average shares outstanding	90,301	78,903	86,964	70,698
Effect of dilutive securities:
Stock options, warrants and convertible notes payable	-	-	-	-
Weighted-average shares outstanding for diluted loss per share	90,301	78,903	86,964	70,698

Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.16)	$(0.16)

Due to the net loss, net loss per share for the three and nine months ended September 30, 2006 and 2005 is based on the weighted average number of common shares only, as the effect of including equivalent shares from stock options and warrants would be anti-dilutive. If the Company had recorded net income, the calculation of earnings per share would have been impacted by the dilutive effect of the outstanding stock options and warrants priced below the market price of the common shares for the three and nine months ended September 30, 2006 and 2005 but would not have been effected by the outstanding stock options and warrants priced above the market price of the common shares at September 30, 2006 and 2005. The following securities have not been included in the calculation of diluted net loss per share as their inclusion would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Stock options	5,933,137	5,382,614	5,933,137	5,382,614
Warrants	17,329,442	23,383,046	17,329,442	23,383,046
	23,262,579	28,765,660	22,262,579	28,765,660

Note 4 - Short-term Notes Payable - Secured

On December 30, 2005, the Company issued short-term senior secured notes in aggregate principal amount of $4.3 million (the “2005 Senior Secured Notes”) and warrants to purchase 860,000 shares of Common Stock at an exercise price of $0.82 per share. The 2005 Senior Secured Notes bear interest at a rate of ten percent (10%) per annum and have an original maturity date of June 30, 2006.

On January 11, 2006, the Company issued a short-term senior secured notes in aggregate principal amount of $2.0 million (the “2006 Senior Secured Note,” and together with the 2005 Senior Secured Notes, the “Senior Secured Notes”) and warrants to purchase 400,000 shares of Common Stock at an exercise price of $0.82 per share. The 2006 Senior Secured Note bears interest at a rate of ten percent (10%) per annum and has an original maturity date of July 11, 2006. The warrants issued in connection with 2006 Senior Secured Notes were valued using a Black-Scholes option pricing model, assuming no dividend yield, with the following assumptions: risk-free interest rate of 4.30%, volatility of 102.9% and an expected life of 5 years. The relative fair value model was then applied to the Black-Scholes valuation of the warrants issued to the holder of the 2006 Senior Secured Note resulting in the recording of a debt discount of $307,000 that has been amortized over the term of such note. The Company also incurred approximately $195,000 of additional deferred debt issuance costs related to the issuance of the 2006 Senior Secured Note.

In June 2006, the Company exercised its right under the terms of the Senior Secured Notes to extend their respective maturity dates for an additional six months at a new interest rate of 12% for the additional six month period. The $4.3 million in aggregate principal amount of short-term 2005 Senior Secured Notes is now due on December 30, 2006. The $2.0 million in aggregate principal amount of short-term 2006 Senior Secured Notes 2006 is now due on January 11, 2007. Payments of principal and interest under the Senior Secured Notes are due in one lump sum upon the earlier of the applicable maturity date and an “Event of Acceleration” under each of these Senior Secured Notes. The Senior Secured Notes are secured by a lien on all of the assets of the Company, including the Company’s intellectual property.

Note 5 - Common Stock

In August 2006, the Company received, net of placement fees, approximately $5.8 million from a private placement. The Company issued 4,790,076 shares of Common Stock and warrants to purchase 958,015 shares of Common Stock at an exercise price of $1.51 per share. These warrants were valued using a Black-Scholes option pricing model, assuming no dividend yield, with the following assumptions: risk-free interest rate of 5.1%, volatility of 102% and an expected life of 5 years, resulting in the recording of a stock issue cost of approximately $1.2 million for the warrants issued to the investors.

In the first nine months of 2006, the Company received approximately $4,892,000, net of approximately $151,000 of fees, from the exercise of warrants to purchase 6,723,763 shares of Common Stock issued as part of the March 2004 private placement. The Company also issued 17,719 shares of Common Stock from the cashless exercise of 29,077 warrants issued to the placement agent as part of the March 2004 private placement. Additionally, the Company received approximately $345,000 from the exercise of warrants to purchase 545,451 shares of Common Stock issued as part of the May 2005 private placement. The Company also issued 274,074 shares of Common Stock from the cashless exercise of 436,361 warrants issued as part of the May 2005 private placement. The Company issued 565,125 shares of Common Stock from the cashless exercise of 922,800 warrants issued as part of a legal settlement. The Company also received $25,000 from the exercise of warrants to purchase 50,000 shares of Common Stock issued in 2003. The Company also received approximately $67,000 from the exercise of 71,930 options issued to employees and the purchase of 32,464 shares under the employee stock purchase plan.

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

Note 7 - Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (SFAS No. 155). SFAS No. 155 permits an entity to measure at fair value any financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006, which is the Company’s fiscal year 2007. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006, which is the Company’s fiscal year 2007. The Company is currently in the process of evaluating the potential impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year 2008. The Company has not yet evaluated the potential impact of adopting SFAS No. 157 on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Pensions and Other Postretirement Benefits (SFAS No. 158). SFAS No. 158 requires employers to recognize on their balance sheet an asset or liability equal to the over- or under-funded benefit obligation of each defined benefit pension and other postretirement plan and to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. Amounts recognized in accumulated other comprehensive income, including the gains or losses, prior service costs or credits, and the transition asset or obligation remaining from the initial application of (i) FASB Statement No. 87, Employers’ Accounting for Pensions and (ii) FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, are adjusted as they are subsequently recognized as components of net periodic benefit cost pursuant to the recognition and amortization provisions of those statements. This change in balance sheet reporting is effective for fiscal years ending after December 15, 2006 for public companies, which is the Company’s fiscal year 2006. SFAS No. 158 also eliminates the ability to use an early measurement date, commencing with fiscal years ending after December 15, 2008, which is the Company’s fiscal year 2008. The Company is currently in the process of evaluating the potential impact of adopting SFAS No. 158 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically there have been two common approaches used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company is currently evaluating the impact, if any, of adopting the provisions of SAB 108 on our financial position, results of operations and liquidity.

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

We are an ophthalmic product development company focused on ophthalmic pharmaceutical products `based on our proprietary DuraSite® eyedrop-based drug delivery technology, as well as developing genetically-based technologies for the diagnosis, prognosis and management of glaucoma.

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

With our existing resources we are focusing our research and development and commercial efforts on the following:

•	AzaSite™ (ISV-401), a DuraSite formulation of azithromycin, to serve as a broad spectrum ocular antibiotic; and

•	AzaSite Plus™ (ISV-502), a DuraSite formulation of azithromycin and a steroid for ocular inflammation and pain.

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

The other Phase 3 clinical trial was a multi-center study in which patients in one arm were dosed with a 1% AzaSite formulation and patients in the second arm were dosed with a placebo. In January 2006, we completed enrollment in this study of approximately 685 patients, of which approximately 277 were confirmed positive for acute bacterial conjunctivitis in at least one eye. In March 2006, we announced that the results of this study showed that the AzaSite formulation was more effective than the placebo in clinical resolution (p < 0.03), which includes reduction in inflammation and redness, and bacterial eradication (p < 0.001). In June 2006, we completed the compilation and assembly of an AzaSite New Drug Application, or NDA, and submitted the documentation to the FDA.

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

AzaSite Plus (ISV-502). Our first effort toward the expansion of our product candidate AzaSite into a larger franchise is the development of a combination of AzaSite with an anti-inflammatory steroid for the treatment of blepharitis, an infection of the eyelid, and one of the most common eye problems in older adults. This combination product candidate is currently in preclinical development and will be more actively pursued as personnel and financial resources become available and as activities to support the AzaSite NDA are completed. In November 2006, we initiated Phase 1 clinical trials.

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

Results of Operations

Revenues.

We had total revenues in the third quarter of 2006 and 2005 of $1,000 and $1,000, respectively and $2,000 and $3,000 for the nine months ended September 30, 2006 and 2005, respectively. In the first nine months of 2006 and 2005, sales of OcuGene represented 100% of our revenues.

Cost of revenue.

Cost of revenue was $20,000 and $3,000 for the third quarter of 2006 and 2005, respectively, and $26,000 and $11,000 for the nine months ended September 30, 2006 and 2005, respectively, reflecting in each case the cost of OcuGene tests performed as well as the cost of sample collection kits distributed for use. In the third quarter of 2006 we established a reserve of $17,000 against the future value of the remaining collection kits as we believe their future use may be impaired.

Research and development.

Research and development expenses were $1.7 million during the third quarter of 2006 and $2.5 million during the third quarter of 2005. In the third quarter of 2006 expenses related to our AzaSite clinical trials decreased approximately 90% compared to the third quarter of 2005 as the dosing portion of the trials was completed in the first quarter of 2006 and our activities were focused on data analysis and report preparation to support any requests made by the FDA in regards to the AzaSite NDA. While our clinical expenses decreased during the third quarter of 2006, this was offset by increases in R&D headcount, approximately $62,000 of non-cash expense related to the adoption of FAS 123R and the related expensing of options granted to employees, temporary help and consultants, and other outside services to support the preparation of the IND for AzaSite Plus including completion of a toxicology study.

Research and development expenses were $7.7 million for the first nine months of 2006 and the first nine months of 2005. While costs related to clinical research organizations decreased approximately 56% due to the completion of our AzaSite Phase 3 clinical trials, costs related to additional headcount, consultants and temporary labor to assist with the preparation of the AzaSite NDA increased approximately 100%. Additionally, in 2006 we paid the NDA filing fee of $767,000 and incurred approximately $178,000 of non-cash expense related to the adoption of FAS 123R and the related expensing of options granted to employees.

Selling, general and administrative.

Selling, general and administrative expenses increased to $1.4 million in the third quarter of 2006 from $987,000 in the third quarter of 2005. The increase mainly reflects costs incurred as part of the documentation and testing required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 regarding certification of our internal control over financial reporting and approximately $141,000 of non-cash expense related to the adoption of FAS 123R and the related expensing of options granted to directors and employees.

Selling, general and administrative expenses increased to $4.8 million during the first nine months of 2006 from $3.4 million during the first nine months of 2005. This increase mainly reflects the amortization of deferred debt issuance costs related to our short-term Senior Secured Notes, consulting costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and approximately $412,000 of non-cash expense related to the adoption of FAS 123R and the related expensing of options granted to directors and employees.

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

Interest and other income, net.

Net interest, other income and expense was an expense of $246,000 in the third quarter of 2006 compared to an expense of $0 in 2005. Net interest, other income and expense was an expense of $1.3 million in the nine months ending September 30, 2006 compared to an expense of $4,000 in the first nine months of 2005. The increase reflects accrued interest payable on our short-term Senior Secured Notes issued in December 2005 and January 2006 and the accretion of the value of the debt discount related to the warrants issued as part of the note financing.

Liquidity and Capital Resources

We have financed our research and development activities and operations primarily through private and public placements of our equity securities, secured notes, convertible debentures and, to a lesser extent, from collaborative agreements and bridge loans. At September 30, 2006, our cash and cash equivalents balance was $3.7 million. It is our policy to invest our cash and cash equivalents in highly liquid securities, such as interest-bearing money market funds, Treasury and federal agency notes and corporate debt.

Our auditors have included an explanatory paragraph in their audit report referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern. Absent additional funding from exercise of outstanding warrants, private or public equity or debt financings, collaborative or other partnering arrangements, asset sales, or other sources, we expect that our cash on hand, anticipated cash flow from operations and current cash commitments to us will only be adequate to fund our operations until approximately the end of December 2006, excluding repayment of the Senior Secured Notes of which $4.3 million is due on December 30, 2006 and $2.0 million is due on January 11, 2007. If we are unable to secure sufficient additional funding prior to that time, we will need to cease operations and liquidate our assets, which are secured by the December 2005 and January 2006 Senior Secured Notes. Our consolidated financial statements were prepared on the assumption that we will continue as a going concern and do not include any adjustments that might result should we be unable to continue as a going concern.

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

Net cash used in operating activities was $13.2 million and $10.4 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in net cash used in operating activities reflected the completion of the AzaSite Phase 3 clinical trials, which commenced in July 2004, activities in preparation for the filing, and the subsequent filing, of the related AzaSite NDA and payment of approximately $2.3 million of accounts payable and accrued liabilities. Operating activities in the first nine months of 2005 related primarily to research and development expenditures, including conduct of our Phase 3 clinical trials, for our AzaSite antibiotic program.

In the first nine months of 2006 the net cash used in investing activities of $235,000 reflected the acquisition of manufacturing, laboratory and other equipment. Net cash provided by investing activities in the first nine months of 2005 included the reduction in restricted cash of $170,000 less $92,000 used for the acquisition of laboratory and other equipment.

Net cash provided by financing activities was $13.1 million in the first nine months of 2006 compared to $8.2 million in the first nine months of 2005. In the first nine months of 2006 we received net proceeds of $5.3 million from the exercise of warrants, options and stock purchases under our employee stock purchase plan and we received net proceeds of $5.8 million from the issuance of an aggregate of approximately 4.8 million shares of common stock in an August 2006 private placement. In the first nine months of 2006, we received $168,000 from a stockholder as a payment of a note. We also received net proceeds of $1.8 million from the final closing of Senior Secured Notes in January 2006. Such Senior Secured Notes bear an interest rate of 10% through July 10, 2006, and bear an interest rate of 12% from July 11, 2006 until the extended maturity date of January 11, 2007. In the first nine months of 2005, we received net proceeds of $8.2 million from the issuance of an aggregate of approximately 16.6 million shares of common stock in a May 2005 private placement.

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

Contractual Obligations

As of September 30, 2006, our contractual obligations under notes payable increased to $6.6 million from $4.6 million at December 31, 2005 due to the issuance of the January 2006 Senior Secured Note, and our purchase obligations decreased to approximately $0.5 million from $2.2 million at December 31, 2005. We believe there have been no other significant changes in our payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates.

We invest our excess cash in investment grade, interest-bearing securities. At September 30, 2006, we had approximately $3.7 million invested in money market mutual funds. While a hypothetical decrease in market interest rates by 10 percent from the September 30, 2006 levels would cause a decrease in interest income, it would not result in a loss of the principal. Additionally, the decrease in interest income would not be material.

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

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The following description of risk factors includes any material changes to and supersedes the description of risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Our current cash will only fund our business until approximately the end of December 2006, excluding repayment of amounts due under our December 2005 and January 2006 Senior Secured Notes. We will need additional funding, either through equity or debt financings or partnering arrangements, that, if available, could be further dilutive to our stockholders and could negatively affect us and our stock price

Our independent auditors included an explanatory paragraph in their audit report to our consolidated financial statements for the fiscal year ended December 31, 2005 referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern.

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

If we do not receive additional funding when needed to continue our operations we will likely cease operations and liquidate our assets, which are secured by notes payable to the holders of our December 2005 and January 2006 Senior Secured Notes and our chief executive officer

In the event that we are unable to secure additional funding when required to continue our operations, we will likely be forced to wind down our operations, either through liquidation, voluntary or involuntary bankruptcy or a sale of our assets. As of September 30, 2006, we had outstanding secured indebtedness under our December 2005 and January 2006 Senior Secured Notes (the “Senior Secured Notes”) and a note issued to our chief executive officer in an aggregate principal amount of $6,531,000, which are secured by a lien on all of our assets including our intellectual property. In the event that we wind down operations, whether voluntarily or involuntarily, while these secured notes are outstanding, this security interest enables the holders of our Senior Secured Notes to control the disposition of these assets. If we are unable to repay the amounts due under the secured notes when due, the holders of such notes could cause us to enter into involuntary liquidation proceedings in the event we default on our obligations and could take possession of our assets. If we wind down our operations for any reason, it is likely that our stockholders will lose their entire investment in us.

We may not be able to make principal or interest payments on our Senior Secured Notes

The Senior Secured Notes are secured by a lien on all of our assets, including our intellectual property. Of such Senior Secured Notes, $4.3 million in aggregate principal amount had an initial maturity date of June 30, 2006, which was extended by us to December 30, 2006. In addition, $2.0 million in aggregate principal amount under the Senior Secured Notes had an initial maturity date of July 11, 2006, which was extended by us to January 11, 2007. If we are unable to enter into additional corporate collaborations, close equity or debt financings or generate sufficient cash flow from our operations and are otherwise unable to obtain funds necessary to meet required payments of principal and interest on our Senior Secured Notes by December 30, 2006 and January 11, 2007, we would be in default under the terms of such notes. In the event of such a payment or other event of default, the holders of the Senior Secured Notes (as well as the holders of our other secured indebtedness) could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or insolvency proceedings. Because the holders of the Senior Secured Notes have a senior security interest in all of our assets, they will have the ability to control the liquidation of our assets and will have first priority on any funds generated therefrom. Our common stockholders will likely not receive any proceeds from such a liquidation. Even if we are successful in raising additional funds, we may be forced to curtail our operating activities in order to meet our obligations under the Senior Secured Notes which could harm our business and prospects.

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

We have a history of operating losses and we expect to continue to have losses in the future

We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that did not prove to have commercial potential. As of September 30, 2006, our accumulated deficit was approximately $150.2 million. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties or other revenues from sales of our products. In addition, we recognize revenue when all services have been performed and collectibility is reasonably assured. Accordingly, revenue for sales of OcuGene may be recognized in a later period than the associated recognition of costs of the services provided, especially during the initial launch of the product. In addition, due to this delay in revenue recognition, our revenues recognized in any given period may not be indicative of our then current viability and market acceptance of our OcuGene product.

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

Management and principal stockholders may be able to exert significant control on matters requiring approval by our stockholders and security interests in our assets held by our creditors, including management may enable them to control the disposition of such assets

As of September 30, 2006, our management and principal stockholders together beneficially owned approximately 20% of our outstanding shares of Common Stock. In addition, investors in our March/June 2004 and May 2005 private placements, as a group, owned approximately 23% of our outstanding shares of Common Stock as of September 30, 2006. If such investors were to exercise the warrants they currently hold, assuming no additional acquisitions, sales or distributions, such investors would own approximately 34% of our outstanding shares of Common Stock based on their ownership percentages as of September 30, 2006. As a result, these two groups of stockholders, acting together or as individual groups, may be able to exert significant control on matters requiring approval by our stockholders, including the election of all or at least a majority of our Board of Directors, amendments to our charter, and the approval of business combinations and certain financing transactions.

In July 2003, we issued a $400,000 short-term senior secured note payable to Dr. Chandrasekaran, our chief executive officer, chief financial officer and a member of our Board of Directors, for cash. As of September 30, 2006, $231,000 in principal amount remained outstanding. This note bears an annual interest rate of five and one-half percent (5.5%) and is due on the earlier to occur of March 31, 2007 and upon an event that triggers a Mandatory Redemption of the notes issued in the offering of our Senior Secured Notes, and is secured by a lien on all of our assets including our intellectual property. In addition, the Senior Secured Notes are secured by a lien on all of our assets and are on parity with the note issued to our chief executive officer.

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

In addition, terrorist attacks in the U.S. and abroad, U.S. retaliation for these attacks, the war in Iraq or potential worldwide economic weakness and the related decline in consumer confidence have had, and may continue to have, an adverse impact on the U.S. and world economy. These and similar events, as well as fluctuations in our operating results and market conditions for biopharmaceutical and biotechnology stocks in general, could have a significant effect on the volatility of the market price for our Common Stock, the future price of our Common Stock and on our ability to raise additional financing.

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

Legislative actions, higher insurance costs and potential new accounting pronouncements are likely to impact our future financial position and results of operations

There have been regulatory changes, including the adoption of the Sarbanes-Oxley Act of 2002, and there may be potential new accounting pronouncements or regulatory rulings, which will have an impact on our future financial position and results of operations. Beginning with our 2006 fiscal year we must comply with Section 404 of the Sarbanes-Oxley Act of 2002 regarding certification of our internal control over financial reporting, which could significantly increase our compliance costs. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives are likely to increase general and administrative costs. In addition, insurance costs, including health, workers’ compensation and directors and officers’ insurance costs, have been dramatically increasing and insurers are likely to increase rates as a result of high claims rates over the past year and our rates are likely to increase further in the future. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

Item 5. Other Information.

(a) On October 3, 2006, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of the Company’s Common Stock from 120,000,000 shares to 240,000,000 shares. A copy of such Certificate of Amendment, as filed with the Secretary of State of the State of Delaware on October 23, 2006, is attached hereto as Exhibit 3.7.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index (following the signature page of this Quarterly Report) are included or incorporated by reference, in this Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSITE VISION INCORPORATED

Dated: November 14, 2006	by:	/s/ S. Kumar Chandrasekaran, Ph.D.
S. Kumar Chandrasekaran, Ph.D.
Chairman of the Board, Chief Executive Officer and Chief Financial Officer (on behalf of the registrant and as principal executive, financial and accounting officer)

EXHIBIT INDEX
Number	Exhibit Table

3.7*	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on October 23, 2006.

4.7	Subscription Agreement, dated as of August 2, 2006, by and between InSite Vision Incorporated and the Subscribers named on the signature pages thereto. (1)

4.8	Amendment to Subscription Agreement, dated as of August 8, 2006, by and between InSite Vision Incorporated and the Subscribers named on the signature pages thereto. (1)

4.9	Form of Warrant. (1)

31.1*	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to exhibits in the Company’s Registration Statement on Form S-3 (Registration No. 333-137994) as filed with the Securities and Exchange Commission on October 13, 2006.

*	Filed herewith.