Form 10-K/A
period 2006-12-31
INSITE VISION INC
filed 2007-04-30
CIK 802724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-22332

INSITE VISION INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	94-3015807
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

965 Atlantic Avenue, Alameda, CA	94501
(Address of principal executive offices)	(Zip Code)

(510)-865-8800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	American Stock Exchange

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

Number of shares of Common Stock, $0.01 par value, outstanding as of April 16, 2007: 93,476,537.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, originally filed on March 15, 2007 (the “Original Filing”). The Registrant is filing the performance graph required pursuant to Item 201(e) of Regulation S-K and is re-filing Part III to include the information required by Items 10, 11, 12, 13 and 14 to Part III within the period required by General Instruction G(3) to Form 10-K. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, or the SEC, the Registrant is including with this Amendment certain currently dated certifications. Except as described above, no other changes have been made to the Original Filing.

PART I

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Performance Graph

The following graph compares the percentage change in (i) the cumulative total stockholder return on our common stock from December 31, 2001 through December 31, 2006 with (ii) the cumulative total return on (a) the American Stock Exchange (U.S. Index); (b) the American Stock Exchange (biotech) and (c) the American Stock Exchange Health Products and Services (HP&S) index. The comparison assumes (i) an investment of $100 on December 31, 2001 in each of the foregoing indices and (ii) reinvestment of dividends, if any.

The stock price performance shown on the graph below represents historical price performance and is not necessarily indicative of any future stock price performance.

	ISV	AMEX	AMEX BIOTECH	AMEX HP&S
12/31/01	100	100	100	100
12/31/02	39	82	69	69
12/31/03	31	111	121	121
12/31/04	48	128	97	125
12/31/05	45	138	121	108
12/31/06	84	160	134	139

Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 which might incorporate any of our future filings made under those statutes, the preceding Stock Performance Graph will not be incorporated by reference into any of those prior filings, nor will such graph be incorporated by reference into any of our future filings made under those statutes.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of April 16, 2007, the directors of the Company were as follows:

Name	Position(s) with the Company	Age	Director Since
S. Kumar Chandrasekaran, Ph.D.	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer	64	1989
Mitchell H. Friedlaender, M.D.	Director	61	1996
John L. Mattana	Director	78	1997
Jon S. Saxe, Esq.	Director	70	2000
Anders P. Wiklund	Director	67	1996

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

Jon S. Saxe, Esq. has been a Director of the Company since December 1999. Mr. Saxe was also a Director of the Company from 1992 through 1997, when he resigned as a member of the Board of Directors and became Director Emeritus until December 1999. Mr. Saxe is a Director of Protein Design Labs, Inc., a biotechnology company for which he served as President from January 1995 to May 1999. Mr. Saxe served as President of Saxe Associates, a biotechnology consulting firm, from May 1993 to December 1994, President, Chief Executive Officer and a Director of Synergen, Inc., from October 1989 to April 1993, and Vice President, Licensing & Corporate Development for Hoffmann-LaRoche from August 1984 through September 1989. Mr. Saxe serves on the board of directors of First Horizon Pharmaceutical Corporation, Protein Design Labs, Inc., SciClone Pharmaceuticals, Inc., Durect, Inc. and Entelos, Inc. Mr. Saxe also serves on the board of directors of several private companies. Mr. Saxe holds a B.S. in Chemical Engineering from Carnegie-Mellon University, a J.D. from George Washington University School of Law, and an L.L.M. from New York University School of Law.

Anders P. Wiklund has been a Director of the Company since November 1996. Since January 2007, Mr. Wiklund has served as President of Effrx, Inc., a privately-held company that develops innovative drug delivery solutions. Since January 1997 he has also served as Principal at Wiklund International Inc., an advisory firm to the biotechnology and pharmaceutical industries, and from 1997 through 2002 served as Senior Vice President at Biacore Holding Inc., a life science technology company. He served as Vice President, Corporate Business Development of Pharmacia & Upjohn from January 1996 to December 1996, as Executive Vice President of Pharmacia U.S. Inc. from 1994 to 1996 and as President and Director of Pharmacia Development Corp. from 1993 to 1994. Mr. Wiklund served as Chief Executive Officer, President and Director of KABI Pharmacia Inc. from 1990 to 1993. Mr. Wiklund serves on the board of directors of several private companies. Mr. Wiklund holds a Master of Pharmacy from the Pharmaceutical Institute, Stockholm, Sweden.

There are no family relationships between any members of our Board of Directors and our executive officers.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by the Securities Exchange Act of 1934, as amended, to furnish us with copies of all Section 16(a) reports they file.

Based solely upon review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that during the fiscal year ended December 31, 2006, our officers, directors and holders of more than 10% of the common stock complied with all Section 16(a) filing requirements.

CODE OF ETHICS

We have adopted a Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics can be found on our website located at www.InSiteVision.com under “Investor Relations.” Any future amendments to our Code of Ethics will also be posted on our website. A copy of the Code of Ethics is available to investors free of charge by writing to InSite Vision Incorporated, Investor Relations, 965 Atlantic Avenue, Alameda, CA 94501.

AUDIT COMMITTEE

The Audit Committee currently consists of three directors: John L. Mattana, Jon S. Saxe and Anders P. Wiklund.

The Board of Directors has determined that each of the members of the Audit Committee is “independent” as that term is defined in Section 121(A) of the American Stock Exchange’s listing standards and also meets the additional criteria for independence of Audit Committee members set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934. In addition, the Board of Directors has determined that each member of its Audit Committee is “financially sophisticated” and that therefore the Audit Committee meets the requirement under the rules of the American Stock Exchange that at least one member of the audit committee be “financially sophisticated.” Although the Board of Directors does not believe any member of the Audit Committee currently qualifies as an "audit committee financial expert" as defined by the SEC, we believe that the experience and financial acumen of the members of the Audit Committee is sufficient given our current needs and financial position. The Board of Directors will continue to assess the qualifications of the members of its Audit Committee, including the need to appoint a financial expert, in light of our financial complexity, position and requirements in order to serve our best interests and that of our stockholders.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to our principal executive officer, our principal financial officer, and our three other most highly compensated executive officers. These individuals are listed in the “Summary Compensation Table” below and referred to as the “Named Executive Officers” in this Annual Report.

Our executive compensation programs are determined and approved by our Stock Plan and Compensation Committee (the “Compensation Committee”). None of the Named Executive Officers are members of the Compensation Committee or otherwise had any role in determining the compensation of other Named Executive Officers, although the Compensation Committee does consider the recommendations of Dr. Chandrasekaran in setting compensation levels for our executive officers other than Dr. Chandrasekaran.

Executive Compensation Program Objectives and Overview

The Compensation Committee’s principal goals in making its executive compensation decisions are:

•     to ensure that there exists an appropriate relationship between executive pay and both our performance and the creation of stockholder value, particularly (but not exclusively) as reflected in the price of our common stock; and
•     to attract, motivate and retain key executives in the face of competition within the bio-technology industry for qualified personnel.

Our current executive compensation program is based on three components, which are designed to be consistent with our compensation philosophy: (1) base salary, (2) annual incentive bonuses, and (3) stock options that are subject to time-based vesting requirements. In structuring executive compensation packages, the Compensation Committee considers how each component promotes retention and/or motivates performance by the executive. We do not provide any material perquisites or personal benefits to our Named Executive Officers nor do we have any severance arrangements or agreements with any of our Named Executive Officers.

Base salaries are primarily intended to attract and retain highly qualified executives. Annual bonuses are primarily intended to motivate Named Executive Officers to achieve specific strategic and operating objectives for that year. Our long-term equity incentives are primarily intended to align Named Executive Officers’ long-term interests with stockholders’ long-term interests. We also believe that annual bonuses and equity incentives play a role in helping us to attract and retain top executives. These are the elements of our executive compensation program that are designed to reward performance and thus the creation of stockholder value.

The Compensation Committee believes that performance-based compensation such as annual bonuses and long-term equity incentives play a significant role in aligning management’s interests with those of our stockholders. For this reason, these forms of compensation constitute a substantial portion of each of our Named Executive Officers’ compensation. For 2006, the Compensation Committee approved executive compensation arrangements for Dr. Chandrasekaran that resulted in up to 75% of his total direct compensation being incentive compensation tied directly to stockholder value creation, with his base salary constituting the balance of his 2006 total direct compensation. (As used in this discussion, the term “total direct compensation” means the aggregate amount of the executive’s base salary, annual incentive bonus, and long-term equity incentive awards based on the grant-date fair value of such awards as determined under the accounting principles used in our financial reporting.) With respect to our other Named Executive Officers, the Compensation Committee approved executive compensation arrangements that resulted in up to 40% of each executive’s total direct compensation being incentive compensation tied directly to stockholder value creation, with base salary constituting the balance of their 2006 total direct compensation. Our compensation packages are designed to promote teamwork, initiative and resourcefulness by key employees whose performance and responsibilities directly affect our results of operations.

As part of its annual review of executive compensation, the Compensation Committee has generally reviewed the compensation paid to similarly situated executive officers in the technology and bio-technology industries in the San Francisco Bay Area. Such internal surveys are used by the Compensation Committee as one factor in determining appropriate compensation for our Named Executive Officers. The Compensation Committee does not bench-mark based on these surveys.

In 2006, the Compensation Committee determined that funds that could otherwise have been used for increases in executive compensation would be more appropriately allocated to helping us achieve regulatory approval for AzaSite and other strategic objectives. Accordingly, the Compensation Committee did not increase 2006 salaries over 2005 levels nor were any bonuses paid to the Named Executive Officers in 2006. The Compensation Committee intends to conduct a comprehensive review in 2007 of total compensation paid to the Named Executive Officers.

Current Executive Compensation Program Elements

Base Salaries

Salaries for our Named Executive Officers are reviewed by the Compensation Committee on an annual basis. In general, the Compensation Committee targets base salary levels at approximately the middle percentile among other companies in our industry in the San Francisco Bay Area as described above. In setting specific salary levels for each Named Executive Officer, the Compensation Committee assesses the executive’s past performance and expected future contributions as well as Dr. Chandrasekaran’s recommendations (with respect to executive officers other than himself). We have not entered into employment agreements with any of the Named Executive Officers that provide for minimum levels of base salary. As noted above, the Compensation Committee determined not to increase base salaries in 2006 from the levels in 2005. The Compensation Committee believes that the base salary levels of the Named Executive Officers generally are reasonable in view of competitive practices, our performance and the contribution of those officers to that performance.

Annual Bonuses

Historically, annual incentive bonuses have been awarded to executive officers based upon multiple performance criteria, including evaluations of personal job performance and performance measured against objective business criteria. In addition, the Compensation Committee considered the practices and performance of other similarly situated companies in the San Francisco Bay Area as described above. As with base salaries, the Compensation Committee generally targets bonus levels in the middle percentile for similarly situated companies. However, because the Compensation Committee has broad discretion to establish annual bonuses based on our performance and performance of the individual executive, the actual bonuses paid to the Named Executive Officers in any given year may differ substantially from the annual bonuses paid to comparable officers at similarly situated companies.

For 2006, the key performance factors considered by the Compensation Committee in determining annual bonuses for our Named Executive Officers included successful completion of the AzaSite Phase 3 clinical trials, filing a New Drug Application with the Food and Drug Administration for AzaSite, completion of an AzaSite license and an assessment of the executive’s job performance for 2006. Because the 2006 performance criteria were only met in part and due to our financial constraints, the Compensation Committee decided not to pay any bonuses for 2006.

Our Named Executive Officers do not have contractual rights to receive a fixed actual or target bonus for any given year. Their actual annual bonuses are established by the Compensation Committee in its sole discretion based on its assessment of our performance and the performance of the executive for the year as described above.

Long-Term Incentive Equity Awards

Our policy is that the long-term compensation of our Named Executive Officers and other executive officers should be directly linked to the value provided to stockholders. Therefore, we have historically made annual grants of stock options to provide further incentives to our executives to increase stockholder value. The Compensation Committee bases its award grants to executives each year on a number of factors, including:

• the executive’s position and total compensation package;

• the executive’s performance of his or her individual responsibilities;

• the equity participation levels of comparable executives at comparable companies; and

• the executive’s contribution to the success of our business objectives.

In addition, the size, frequency and type of long-term incentive grants may be determined on the basis of the grant’s tax consequences to us and to the individual, accounting impact and potential dilution effects.

Our stock option grants to the Named Executive Officers have an exercise price that is equal to the closing price of our common stock on the grant date. Thus, the executives will only realize value on their stock options if our stockholders realize value on their shares. The stock options also function as a retention incentive for our executives as they vest ratably over the four-year period after the date of grant. In February 2006, the Compensation Committee approved grants of options to each of our Named Executive Officers. The material terms of these options are described below under “Grants of Plan-Based Awards.”

We generally do not make regular grants of equity awards to executives on an annual or other periodic basis. Rather, our practice has been to grant equity awards to executives primarily after certain performance objectives have been achieved and, in all cases, only after the achievement of these objectives has been fully disclosed and the public market has had opportunity to respond.

Policy with Respect to Section 162(m)

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to publicly held companies for compensation exceeding $1 million paid to their chief executive officers and four other most highly compensated executive officers unless certain performance and other requirements are met. Our intent generally is to design and administer executive compensation programs in a manner that will preserve the deductibility of compensation paid to our executive officers, and we believe that a substantial portion of our current executive compensation program (including the stock options granted to our Named Executive Officers as described above) satisfies the requirements for exemption from the $1 million deduction limitation. However, we reserve the right to design programs that recognize a full range of performance criteria important to our success, even where the compensation paid under such programs may not be deductible. The Compensation Committee believes that no part of our tax deduction for compensation paid to the Named Executive Officers for 2006 will be disallowed under Section 162(m). The Compensation Committee will continue to monitor the tax and other consequences of our executive compensation program as part of its primary objective of ensuring that compensation paid to our executive officers is reasonable, performance-based and consistent with our goals and the goals of our stockholders.

STOCK PLAN AND COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION(1)

The Compensation Committee has certain duties and powers as described in its charter. The Compensation Committee is currently composed of the two non-employee directors named at the end of this report, each of whom is independent as defined by the American Stock Exchange listing standards.

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this annual report. Based upon this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis section be included in our Annual Report on Form 10-K/A to be filed with the SEC.

Stock Plan and Compensation Committee of the Board of Directors
John L. Mattana
Anders P. Wiklund

(1)
SEC filings sometimes “incorporate information by reference.” This means that we are referring you to information that has previously been filed with the SEC, and that this information should be considered as part of the filing you are reading. Unless we specifically state otherwise, this report shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee members whose names appear on the Compensation Committee Report above were committee members during all of 2006. No member of the Compensation Committee is or has been one of our former or current executive officer or had any relationships requiring disclosure by us under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, where the executive officers of such other entity served as a director or member of the Compensation Committee during the fiscal year ended December 31, 2006.

SUMMARY COMPENSATION TABLE - FISCAL 2006

The following table presents information regarding compensation of our principal executive officer, our principal financial officer and our three other most highly compensated executive officers for services rendered during 2006. These individuals are referred to as “Named Executive Officers” in this Annual Report.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonquali- fied Deferred Compensa- tion Earnings ($)	All Other Compen- sation ($)(2)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
S. Kumar Chandrasekaran, Ph.D. Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer	2006	$390,000			379,736			$5,782	775,518
Lyle M. Bowman, Ph.D. Vice President, Development and Operations	2006	$220,000			56,725			$2,012	278,737
David Heniges Vice President and General Manager, Commercial Opportunities	2006	$235,000			50,924			$3,326	289,250
Sandra C. Heine Vice President, Finance and Administration	2006	$145,000			51,981			$288	197,269

(1) The amount reported in Column (f) of the table above reflects the aggregate dollar amounts recognized for option awards for financial statement reporting purposes with respect to 2006 (disregarding any estimate of forfeitures related to service-based vesting conditions). No option awards granted to Named Executive Officers were forfeited during 2006. We have not granted any equity-based awards other than stock options to Named Executive Officers that were outstanding during 2006. For a discussion of the assumptions and methodologies used to value the awards reported in Column (f), please see the discussion of option awards contained in Note 10, Employee Stock-based Compensation, to our Consolidated Financial Statements, December 31, 2006. For information about the option awards granted to our Named Executive Officers for 2006, please see the discussion under “Grants of Plan-Based Awards” below.

(2) These amounts represent our payment of term life insurance premiums on behalf of each Named Executive Officer. We are not the beneficiary of the life insurance policies, and the premiums that we pay are taxable as income to the applicable officer. This insurance is not split-dollar life insurance.

Compensation of Named Executive Officers

The Summary Compensation Table above quantifies the value of the different forms of compensation earned by or awarded to our Named Executive Officers in 2006. The primary elements of each Named Executive Officer’s total compensation reported in the table are base salary and long-term equity incentives consisting of stock options. Named Executive Officers also earned the other benefits listed in Column (i) of the Summary Compensation Table, as further described in footnote (2) to the table. As noted above, we have not entered into employment agreements with any of our Named Executive Officers.

The Summary Compensation Table should be read in conjunction with the tables and narrative descriptions that follow. The Grants of Plan-Based Awards table and accompanying narrative description provides information regarding the stock options granted to Named Executive Officers in 2006. The Outstanding Equity Awards at Fiscal Year End and Option Exercises and Stock Vested tables provide further information on the Named Executive Officers’ potential realizable value and actual value realized with respect to their equity awards.

GRANTS OF PLAN-BASED AWARDS - FISCAL 2006

The following table presents information regarding the equity incentive awards granted to the Named Executive Officers for 2006. Each of these awards was granted under our 1994 Stock Option Plan, as amended (the “1994 Plan”).

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares	All Other Option Awards: Number of Securities Under-	Exercise or Base Price of	Grant Date Fair Value of Stock and
Name	Grant Date	Thresh- old ($)	Target ($)	Maxi- mum ($)	Thresh- Old (#)	Target (#)	Maxi- mum (#)	of Stock or Units (#)	lying Options (#)	Option Awards ($/Sh)	Option Awards ($)(1)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
S. Kumar Chandrasekaran, Ph.D.	2/1/06	--	--	--	--	--	--	--	800,000	1.50	$792,160
Lyle M. Bowman, Ph.D.	2/1/06	--	--	--	--	--	--	--	80,000	1.50	$79,216
David Heniges	2/1/06	--	--	--	--	--	--	--	65,000	1.50	$64,363
Sandra C. Heine	2/1/06	--	--	--	--	--	--	--	75,000	1.50	$74,265

(1) The amounts reported in Column (l) reflect the fair value of these awards on the grant date as determined under the principles used to calculate the value of equity awards for purposes of our financial statements. For the assumptions and methodologies used to value the awards reported in Column (l), please see footnote (1) to the Summary Compensation Table.

Description of Plan-Based Awards

Each of the options reported in the Grants of Plan-Based Awards Table was granted under, and is subject to the terms of the 1994 Plan. The 1994 Plan is administered by the Compensation Committee. The Compensation Committee has authority to interpret the plan provisions and make all required determinations under the plan. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provision to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the plan are generally only transferable to a beneficiary of a Named Executive Officer upon his or her death. However, the Compensation Committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable securities laws and, with limited exceptions, are not made for value.

Each option reported in the table above was granted with a per-share exercise price equal to the fair market value of a share of our common stock on the grant date. For these purposes, and in accordance with our option grant practices, the fair market value is equal to the closing price of a share of our common stock on the applicable grant date. Each of these options is also subject to a four-year vesting schedule, with 25% of the option vesting on each of the first anniversary of the grant date and the remaining 75% vesting ratably on a daily basis over the next three years of service thereafter. If the Named Executive Officer’s service with the Company terminates for any reason, the unvested portion of his or her option will immediately terminate.

Once vested, each option will generally remain exercisable until its normal expiration date. Each of the options granted to our Named Executive Officers in 2006 has a term of ten years. However, vested options may terminate earlier in connection with a change in control transaction or a termination of the Named Executive Officer’s employment. Subject to any accelerated vesting that may apply in the circumstances, the unvested portion of the option will immediately terminate upon a termination of the Named Executive Officer’s service with the Company. The Named Executive Officer will generally have three months to exercise the vested portion of the option following a termination of his or her employment. This period is extended to 12 months if the termination was a result of the Named Executive Officer’s death or disability.

The options granted to Named Executive Officers during 2006 do not include any dividend rights.

Under the terms of the 1994 Plan, if a “corporate transaction” occurs, outstanding options granted under the plan will generally become fully vested and exercisable, unless the Compensation Committee provides for the substitution, assumption or other continuation of the outstanding options. Any options that accelerate under the 1994 Plan in connection with a corporate transaction will generally terminate upon the transaction. The 1994 Plan defines a “corporate transaction” as either a merger or consolidation in which securities possessing more than 50% of the total combined voting power of our outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to the transaction, or the sale, transfer or other disposition of all or substantially all of our assets in complete liquidation or dissolution of the Company.

If a “change in control” occurs, outstanding options granted under the 1994 Plan will generally become fully vested and exercisable. Any options that accelerate under the 1994 Plan in connection with a change in control will remain exercisable until the expiration or sooner termination of the option term specified in the option agreement. The 1994 Plan defines a “change in control” as an acquisition of 40% or more of our voting power pursuant to a tender offer made directly to our stockholders which the Board does not recommend or certain changes in the membership of the Board of Directors.

OUTSTANDING EQUITY AWARDS AT 2006 FISCAL YEAR-END

The following table presents information regarding the outstanding stock options held by each of our Named Executive Officers as of December 31, 2006, including the vesting dates for the portions of these options that had not vested as of that date. None of our Named Executive Officers held any outstanding restricted stock awards as of that date.

Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)		(e)	(f)
S. Kumar Chandrasekaran, Ph.D.	2/1/06 6/1/05 6/1/04 3/30/04 12/12/03 9/23/03 2/14/03 9/20/02 6/18/01 2/23/99 10/27/97	-- 486,393 77,463 41,318 97,249 100,000 75,000 65,000 50,000 250,000 250,000	800,000(1 513,607(2 42,537(3 18,682(4 22,751(5 -- -- -- -- -- --	) ) ) ) )	1.50 0.63 0.75 0.88 0.41 0.63 0.85 0.93 1.45 1.13 3.75	2/1/16 6/1/15 6/1/14 3/30/14 12/12/13 9/23/13 2/14/13 9/20/12 6/18/11 2/23/09 10/26/07
Lyle M. Bowman, Ph.D.	2/1/06 6/1/05 6/1/04 3/30/04 12/12/03 9/23/03 2/14/03 9/20/02 6/18/01 2/23/99 10/27/97	-- 85,119 25,821 13,772 25,000 15,000 25,000 15,000 15,000 25,000 15,000	80,000(1 89,881(2 14,179(3 6,228(4 -- -- -- -- -- -- --	) ) ) )	1.50 0.63 0.75 0.88 0.41 0.63 0.85 0.93 1.45 1.13 3.75	2/1/16 6/1/15 6/1/14 3/30/14 12/12/13 9/23/13 2/14/13 9/20/12 6/18/11 2/23/09 10/26/07
David Heniges	2/1/06 6/1/05 6/1/04 3/30/04 12/12/03 9/23/03 2/14/03 9/20/02	-- 60,799 19,365 10,329 10,000 5,000 25,000 75,000	65,000(1 64,201(2 10,635(3 4,671(4 -- -- -- --	) ) ) )	1.50 0.63 0.75 0.88 0.41 0.63 0.85 0.93	2/1/16 6/1/15 6/1/14 3/30/14 12/12/13 9/23/13 2/14/13 9/20/12
Sandra C. Heine	2/1/06 6/1/05 6/1/04 3/30/04 1/7/03 9/20/02 6/18/01 9/17/99 2/23/99 3/17/97	-- 72,959 25,821 13,772 25,000 15,000 15,000 15,000 10,000 10,000	75,000(1 77,041(2 14,179(3 6,228(4 -- -- -- -- -- --	) ) ) )	1.50 0.63 0.75 0.88 0.70 0.93 1.45 2.38 1.13 3.88	2/1/16 6/1/05 6/1/14 3/30/14 1/7/13 9/20/12 6/18/11 9/17/09 2/23/09 3/17/07

(1) 25% vest at 2/1/07, balance daily thru 2/1/10
(2) 15% vest at 9/29/05, 25% vest at 6/1/06, balance daily thru 6/1/09
(3) 25% vest at 6/1/05, balance daily thru 6/1/08
(4) 25% vest at 3/30/05, balance daily thru 3/30/08

(5) 20% vest at 12/30/03, 20% vest at 12/12/04, balance daily thru 12/12/07

OPTION EXERCISES - FISCAL 2006

The following table presents information regarding the exercise of stock options by Named Executive Officers during 2006. No Named Executive Officers held any restricted stock awards that vested during 2006.

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
(a)	(b)	(c)
S. Kumar Chandrasekaran, Ph.D.	0	0
Lyle M. Bowman, Ph.D.	0	0
David Heniges	0	0
Sandra C. Heine	20,000	36,800

(1) The dollar amounts shown in Column (c) above for option awards are determined by multiplying (i) the number of shares of our common stock to which the exercise of the option related, by (ii) the difference between the per-share closing price of our common stock on the date of exercise and the exercise price of the options.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

As noted above, we have no severance arrangements with any Named Executive Officers, other than with respect to the acceleration of vesting under the 1994 Plan in connection with a “change of control” or a “corporate transaction” as noted under “Grants of Plan-Based Awards – Description of Plan-Based Awards” above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us regarding beneficial ownership of our common stock, as of April 16, 2007 by (i) each person who is known by us to beneficially own more than 5% of our common stock, (ii) the Chief Executive Officer and each of the other Named Executive Officers of the Company, (iii) each director, and (iv) all current executive officers and directors as a group. Unless otherwise indicated, the principal address of each of the stockholders below is: c/o InSite Vision Incorporated, 965 Atlantic Avenue, Alameda, California 94501. Except as otherwise indicated, we believe that each of the beneficial owners of the common stock listed below has sole voting and investment power with respect to such shares, subject to community property laws, where applicable.

The percentage of beneficial ownership is calculated based on the 93,476,537 shares of common stock that were outstanding on April 16, 2007. This percentage also includes common stock of which such individual or entity had the right to acquire beneficial ownership of as of April 16, 2007 or within 60 days thereafter, including but not limited to upon the exercise of options and warrants; however, such common stock shall not be deemed outstanding for the purpose of computing the percentage owned by any other individual or entity.

	Beneficially Owned
Name of Beneficial Owner	Number of Shares	Percent of Class
Pinto Technology Ventures, L.P. 1000 Main Street, Suite 3250 Houston, TX 77002	10,239,000(1)	10.67%
Eli Jacobson 125 Broad Street, 32nd Floor New York, NY 10004	5,958,528(2)	6.35%
Wellington Management 75 State Street Boston, MA 94051	5,181,000(3)	5.54%
Jonathan M. Glaser 11601 Wilshire Boulevard, Suite 2180 Los Angeles, CA 90025	4,757,882(4)	5.09%
S. Kumar Chandrasekaran, Ph.D.	2,218,723(5)	2.33%
Lyle M. Bowman, Ph.D.	375,647(6)	*
David F. Heniges.	244,884(7)	*
Sandra C. Heine	320,625(8)	*
Mitchell H. Friedlaender, M.D.	170,000(9)	*
John L. Mattana	205,000(10)	*
Jon S. Saxe	182,000(11)	*
Anders P. Wiklund	170,000(12)	*
All current executive officers and directors as a group (8 persons)	3,886,879(13)	4.02%

* Less than one percent of our outstanding common stock.

(1) Information based on a Schedule 13G filed with the SEC on August 21, 2006 by Pinto Technology Ventures, L.P., Pinto Technology Ventures GP, L.P. and Pinto TV GP Company LLC (collectively, the “Pinto Entities”) and Matthew Crawford and Evan Melrose. The Pinto Entities and Messrs. Crawford and Melrose share voting and dispositive power with respect to such shares. Messrs. Crawford and Melrose disclaim beneficial ownership in the shares held by the Pinto Entities, except to the extent of their pecuniary interest therein, and any shares held in their name. The amount above includes 7,744,621 shares held by Pinto Technology Ventures, L.P. and 2,494,379 shares of common stock issuable upon the exercise of warrants.

(2) Information based on a Schedule 13G/A filed with the SEC on February 15, 2007. The amount noted above includes 423,863 shares issuable upon the exercise of warrants purchased in the March 26, 2004, June 14, 2004 and May 26, 2005 private placements.

(3) Information based on a Schedule 13G filed with the SEC on December 31, 2006 by Wellington Management Company, LLP (“Wellington Management”). Wellington Management shares voting and dispositive power with respect to such shares and may be deemed to beneficially own such shares which are held of record by clients of Wellington Management.

(4) Pursuant to a Schedule 13G filed with the SEC on March 2, 2007 by Jonathan Glaser, JMG Capital Management, Inc. (“JMG Inc.”), JMG Capital Management, LLC (“JMG LLC”), Daniel Albert David, Roger Richter, Pacific Assets Management, LLC (“PAM”) and Pacific Capital Management, Inc. (“PCM”). Mr. Glaser shares voting and dispositive power with respect to 4,607,882 shares of common stock. JMG Inc. and JMG LLC share voting and dispositive power with respect to 2,303,941 shares of common stock. PAM, PCM and Messrs. David and Richter share voting and dispositive power with respect to 2,303,941 shares of common stock. Each of Messrs. Glaser, David and Richter and JMG Inc., JMG LLC, PAM and PCM disclaim beneficial ownership of such shares except to the extent of their pecuniary interest therein and any shares held in their name.

(5) Includes 1,893,698 shares issuable upon the exercise of stock options exercisable on April 16, 2007 or within 60 days thereafter.

(6) Includes 310,759 shares issuable upon the exercise of stock options exercisable on April 16, 2007 or within 60 days thereafter.

(7) Includes of 244,884 shares issuable upon the exercise of stock options exercisable on April 16, 2007 or within 60 days thereafter.

(8) Includes 239,447 shares issuable upon the exercise of stock options exercisable April 16, 2007 or within 60 days thereafter.

(9) Includes 150,000 shares issuable upon the exercise of stock options exercisable on April 16, 2007 or within 60 days thereafter.

(10) Includes 155,000 shares issuable upon the exercise of stock options exercisable on April 16, 2007 or within 60 days thereafter.

(11) Includes 160,000 shares issuable upon the exercise of stock options exercisable on April 16, 2007 or within 60 days thereafter.

(12) Includes 150,000 shares issuable upon the exercise of stock options exercisable on April 16, 2007 or within 60 days thereafter.

(13) Includes 3,303,818 shares issuable upon the exercise of stock options exercisable on April 16, 2007 or within 60 days thereafter.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Transactions

Our Restated Certificate of Incorporation, or Certificate, provides for indemnification of our directors and officers to the fullest extent permitted by the General Corporation Law of the State of Delaware, or Delaware Law. Each of our current directors and executive officers have entered into separate indemnification agreements with us. In addition, the Certificate limits the liability of directors to the Company or its stockholders to the fullest extent permitted by the Delaware Law.

On February 15, 2007, in connection with the pay-off and redemption of our senior secured notes issued in December 2005 and January 2006, we redeemed for cash a senior secured note with an aggregate principal amount of $231,000 that was issued to Dr. Chandrasekaran, our chief executive officer, chief financial officer and a member of our board of directors. The total accrued interest paid under such note was $15,797.

In May 2000, We issued loans in an aggregate principal amount of $276,897 to Dr. Chandrasekaran related to his exercise of 126,667 options to acquire common stock. The loans bear interest at a rate of 7% per annum. In May 2001, the term for each of the loans was extended from 4 years to 5 years. In January 2006, all outstanding principal and interest under such loans was paid in full.

Each of the transactions set forth above were approved by the Board and the Board believes that each such transaction was made on terms no less favorable to us than could have been obtained from unaffiliated third parties. Pursuant to recently adopted American Stock Exchange regulations, our corporate governance policies and our revised Audit Committee charter, all future related-party transactions will be reviewed and approved by the Audit Committee.

Director Independence

The Board has determined that each of Messrs. Friedlaender, Mattana, Saxe and Wilkund is an “independent director” as that term is defined under the American Stock Exchange listing standards.

Item 14. Principal Accounting Fees and Services

Audit Fees

Audit fees billed for professional services rendered for the integrated audit of our consolidated financial statements and of our internal control over financial reporting, for review of the interim consolidated financial statements included in quarterly reports and for services that are normally provided by Burr, Pilger & Mayer LLP in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2006 totaled $346,942. Audit fees billed to us by Burr, Pilger & Mayer LLP for review of the financial statements included in our quarterly reports on Form 10-Q and annual report on Form 10-K for the fiscal year ended December 31, 2005 totaled $114,157.

Audit-Related Fees

Burr, Pilger & Mayer LLP billed us amounts during the 2006 and 2005 fiscal years for assurance and related services reasonably related to the performance of the audit or review of our financial statements that were not reported in the paragraph above under the caption "Audit Fees." These services include accounting consultations in connection with transactions, and consultations concerning financial accounting and reporting standards. These audit-related fees were $7,187 fiscal year 2006 and $6,795 for fiscal year 2005.

Tax Fees

Burr, Pilger & Mayer LLP did not bill us any amounts during the 2006 or 2005 fiscal years for tax compliance, tax advice or tax planning.

All Other Fees

Burr, Pilger & Mayer LLP did not bill us any amounts during the 2006 or 2005 fiscal years for any other products or services.

All of the audit fees, audit-related fees and tax fees, and all other fees, were pre-approved by the Audit Committee. The Audit Committee has delegated to Mr. Jon Saxe the ability to pre-approve audit-related fees and services on behalf of the Audit Committee in accordance with Rule 10A-3 under the Securities Exchange Act of 1934.

The Audit Committee considered whether the provision of audit-related services, tax services and other non-audit services is compatible with the principal accountants’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(3) Exhibits

No.	Exhibit Table

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSITE VISION INCORPORATED

Dated: April 30, 2007	By:	/s/ S. Kumar Chandrasekaran
S. Kumar Chandrasekaran, Ph.D. Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ S. Kumar Chandrasekaran	Chairman of the Board, President,	April 30, 2007
S. Kumar Chandrasekaran, Ph.D.	Chief Executive Officer and Chief Financial Officer

/s/ *	Director	April 30, 2007
Mitchell H. Friedlaender, M. D.

/s/ *	Director	April 30, 2007
John L. Mattana

/s/ *	Director	April 30, 2007
Jon S. Saxe

/s/ *	Director	April 30, 2007
Anders P. Wiklund

* S. Kumar Chandrasekaran, Ph.D. by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals, which have been filed with the original Annual Report on Form 10-K filed with the SEC on March 15, 2007.

By:	/s/ S. Kumar Chandrasekaran, Ph.D.
S. Kumar Chandrasekaran, Ph.D. Attorney-in-fact