Form 10-Q
period 2007-03-31
INSITE VISION INC
filed 2007-05-10
CIK 802724

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
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

(510) 865-8800
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2007
Common Stock, $0.01 par value per share	93,819,748 shares

`QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2007

TABLE OF CONTENTS

 Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at
	March 31, 2007 (unaudited) and December 31, 2006	1

	Unaudited Condensed Consolidated Statements of Operations
	for the three months ended March 31, 2007 and 2006	2

	Unaudited Condensed Consolidated Statements of Cash Flows
	for the three months ended March 31, 2007 and 2006	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	16

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		28

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

InSite Vision Incorporated
Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)	March 31, 2007	December 31, 2006
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$4,208	$986
Restricted cash and cash equivalents	75	75
Deferred debt issuance cost	-	22
Prepaid expenses and other current assets	374	795
Total current assets	4,657	1,878

Property and equipment, at cost:
Laboratory and other equipment	675	580
Leasehold improvements	188	5
Furniture and fixtures	80	77
	943	662
Accumulated depreciation	139	101
	804	561
Total assets	$5,461	$2,439

Liabilities and stockholders’ deficit
Current liabilities:
Short-term notes payable to related parties, unsecured	$-	$35
Short-term notes payable to related parties, secured	-	231
Short-term notes payable, secured,	-	6,300
Current portion of capital lease obligation	12	12
Accrued interest	-	702
Accounts payable	647	377
Accrued liabilities	390	381
Accrued compensation and related expense	820	648
Deferred rent	19	6
Deferred revenue	7,428	-
Total current liabilities	9,316	8,692
Capital lease obligation, less current portion	46	49
Deferred revenue	4,643	-
Total liabilities	14,005	8,741

Stockholders’ deficit
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none
issued and outstanding at March 31, 2007 and December 31, 2006	-	-
Common stock, $0.01 par value, 240,000,000 shares authorized;
93,476,537 issued and outstanding at March 31, 2007;
93,284,934 issued and outstanding at December 31, 2006	935	933
Additional paid-in capital	146,158	145,827
Accumulated deficit	(155,637)	(153,062)
Stockholders’ deficit	(8,544)	(6,302)
Total liabilities and stockholders’ deficit	$5,461	$2,439

(1) Derived from the Company’s audited consolidated financial statements as of December 31, 2006.
See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2007	2006

Revenues	$929	$1

Cost of revenue	3	3
Gross margin	926	(2)

Operating expenses:
Research and development (a)	1,852	3,143
Selling, general and administrative (a)	1,549	1,666
Total	3,401	4,809

Loss from operations	(2,475)	(4,811)

Interest (expense) and other income, net	(100)	(510)

Net (loss)	$(2,575)	$(5,321)

Net (loss) per share - basic and diluted	$(0.03)	$(0.06)

Shares used to calculate basic and diluted net loss per share	93,391	83,756

(a) Includes the following amounts related to stock based compensation:
Research and development	$43	$37
Selling, general and administrative	$151	$92

__________________________________________________________
See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(in thousands)	2007	2006

Operating activities
Net loss	$(2,575)	$(5,321)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	38	12
Stock based compensation	194	129
Amortization of deferred debt issuance costs	22	405
Accretion of debt discount	-	354
Changes in:
Prepaid expenses and other current assets	421	16
Accrued interest	(702)	152
Accounts payable	270	(1,068)
Accrued liabilities	9	(794)
Accrued compensation and related expense, and deferred rent	185	(96)
Deferred revenue	12,071	-
Net cash provided by (used in) operating activities	9,933	(6,211)

Investing activities
Purchases of property and equipment	(281)	(57)
Net cash used in investing activities	(281)	(57)

Financing activities
Issuance of common stock from exercise of options and warrants, net of issuance costs	139	4,095
Note payment received from stockholder	-	168
Issuance of short-term notes payable, net of issuance costs	-	1,805
Payment of short-term notes payable	(6,566)	-
Payment of capital lease obligation	(3)	-
Net cash (used in) provided by financing activities	(6,430)	6,068
Net increase (decrease) in cash and cash equivalents	3,222	(200)
Cash and cash equivalents, beginning of period	986	4,027

Cash and cash equivalents, end of period	$4,208	$3,827

__________________________________________________________
See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for any future period.

The Company operates in one segment, using one measure of profitability to manage its business.  Revenues are primarily from the license of AzaSite to Inspire Pharmaceuticals, Inc., located in the United States and all of the Company's long-lived assets are located in the United States.

These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Reclassifications

The Company made a change during the quarter ended September 30, 2006 in the classification of patent costs as a selling, general and administrative expense which had previously been classified as a research and development expense. This is consistent with Statement of Financial Accounting Standard (“SFAS”) No. 2 on Research and Development costs. SFAS No. 2 requires that research and development costs exclude legal work in connection with patent applications, or litigation and the sale or licensing of patents. The Company made the change to better reflect the expenses incurred related to active research and development activities as legal expenses which are more administrative in nature and accordingly should be charged to selling, general and administrative expense.

The Company made a change during the quarter ended September 30, 2006 in the method of allocating stock-based compensation expense between selling, general and administrative expense and research and development expense. The Company made the change as additional information became available to better reflect the expenses based on the departments the employees work in rather than the method used to allocate other employee benefits.

The impact of these changes on the previously reported research and development and selling, general and administrative expenses in three month period ended March 31, 2006 is as follows:

(in thousands, except per share amounts)	Three months ended March 31, 2006

Research and development as previously reported	$3,471
Reclassification of patent expense	(269)
Reclassification of stock based compensation expense	(59)
Research and development	$3,143

Selling, general and administrative as previously reported	$1,338
Reclassification of patent expense	269
Reclassification of stock based compensation expense	59
Selling, general and administrative	$1,666

Note 2. Employee Stock-Based Compensation

The effect of recording stock-based compensation for the three month period ended March 31, 2007 was as follows (in thousands, except per share data):

	Three months ended March 31,
Stock-based compensation expense by type of award:	2007	2006
Employee stock options	$193	$128
Non-employee stock options	1	1
Total stock-based compensation	194	129
Tax effect on stock-based compensation	--	--
Total stock-based compensation expense	$194	$129
Impact on net loss per share	$(0.00)	$(0.00)

During the three month periods ended March 31, 2007 and 2006, respectively, the Company granted 35,500 and 1,420,000 stock options with an estimated total grant date fair value of $34,000 and $1.4 million. Of the $34,000 and $1.4 million, the Company estimated that the stock-based compensation for the awards not expected to vest was $6,000 and $0.5 million, respectively. Based on the Company’s historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 10% for its options. During the three month periods ended March 31, 2007 and 2006, the Company recorded employee stock-based compensation related to all stock options of $193,000 and $128,000, respectively.

As of March 31, 2007 and 2006, respectively, the unrecorded deferred stock-based compensation balance related to stock options was $1.7 million and $1.6 million, and will be recognized over an estimate weighted average amortization period of 1.2 years and 1.5 years.

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

	Three months ended March 31,
	2007	2006
Risk-free interest rate	4.5%	4.2%
Expected term (years)	5	5
Expected dividends	0.0%	0.00
Volatility	75.2%	78.2%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock the expected moderation in future volatility over the period commensurate with the expected life of the options and other factors. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded Treasury securities for terms equal to the expected term of the options. The expected term calculation is based on the observed historical option exercise behavior and post-vesting forfeitures of options by the Company’s employees.

Employee Stock Purchase Plans

The Company currently has an employee stock purchase plan, adopted in 1994 and amended thereafter (the “Purchase Plan”). The Purchase Plan allows eligible employees to purchase Common Stock at 85% of the lower of the fair market value of the Common Stock on the grant date or the fair market value on the purchase date. The offering period under the Purchase Plan is currently 24 months, and the purchase price is established during each new offering period. Purchases are limited to 10% of each employee’s eligible compensation, subject to certain Internal Revenue Service restrictions. All of the Company’s employees are eligible to participate in the Purchase Plan after certain service periods are met. The fair value of shares purchased under the Purchase Plan is estimated using the Black-Scholes option valuation model and the graded-vesting method with the following assumptions for the quarter ended March 31, 2007: risk-free interest rate of 4.5%; volatility factor of 75.2%; and an expected life of 1.5 years. During the three month period ended March 31, 2007, the compensation cost in connection with the Purchase Plan was $2,800. During the three months ended March 31, 2007, there were no shares issued under the Purchase Plan. As of March 31, 2007, 605,959 shares were reserved for issuance under the Purchase Plan. As of March 31, 2007, the unrecorded deferred stock-based compensation balance related to the employee stock purchase plan was $5,000 and will be recognized over an estimated weighted average amortization period of nine months.

Equity Incentive Program

The Company currently grants options under a stock option plan adopted in 1994 and amended thereafter (the “1994 Plan”), that allows for the granting of non-qualified stock options, incentive stock options and stock purchase rights to the Company’s employees, directors, and consultants. Options granted under the plan expire 10 years from the date of grant and become exercisable at such times and under such conditions as determined by the Company’s Board of Directors (generally with 25% vesting after one year and the balance vesting on a daily basis over the next three years of service). Upon termination of the optionee’s service, unexercised vested options generally expire at the end of 90 days. No stock purchase rights or incentive stock options have been granted under the 1994 Plan to date. A summary of activity under the 1994 Plan during the three months ended March 31, 2007 is as follows:

	Number of shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2006	6,582,878	$1.19
Granted	35,500	1.50
Exercised	(33,366)	0.72
Canceled	(64,198)	1.94
Outstanding at March 31, 2007	6,520,814	$1.19	6.86	$3,080
Options vested and exerciseable and expected to be exercisable at March 31, 2007	6,258,283	$1.19	6.78	$2,992
Options vested and exerciseable at March 31, 2007	4,212,251	$1.24	5.95	$2,181

At March 31, 2007, the Company had 2,540,941 options available for grant under the 1994 Plan. The weighted average grant date fair value of options granted during the quarters ended March 31, 2007 and 2006 was $0.96 and $1.00, respectively. The total intrinsic value of options exercised during the three month period ended March 31, 2007 was $30,300.

The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding at March 31, 2007			Options Vested and Exercisable at March 31, 2007
		Weighted-Average			Weighted-
	Number Number	Contractual		Number	Average
Range of Exercise Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price
$0.41 - $0.60	281,838	6.72	$0.41	262,647	$0.41
$0.63 - $0.63	1,994,684	8.04	0.63	1,127,513	0.63
$0.64 - $1.13	1,886,014	5.83	0.87	1,658,276	0.89
$1.20 - $6.23	2,358.278	6.69	2.01	1,163,815	2.51
	6,520,814	6.86	$1.19	4,212,251	$1.24

Note 3. Net Loss per Share

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended March 31,
(in thousands, except per share amounts)	2007	2006

Numerator:
Net loss	$(2,575)	(5,321)

Denominator:
Weighted-average shares outstanding	93,391	83,756
Effect of dilutive securities:
Stock options, warrants and convertible notes payable	-	-
Weighted-average shares outstanding for diluted loss per share	93,391	83,756

Basic and diluted net loss per share	$(0.03)	$(0.06)

Due to the net loss, net loss per share for the three months ended March 31, 2007 and 2006 is based on the weighted-average number of common shares only, as the effect of including equivalent shares from stock options and warrants would be anti-dilutive. If the Company had recorded net income, the calculation of earnings per share would have been impacted by the dilutive effect of the outstanding stock options and warrants priced below the market price of the common shares for the three months ended March 31, 2007 and 2006 but would not have been affected by the outstanding stock options and warrants priced above the market price of the common shares at March 31, 2007 and 2006. The following securities have not been included in the calculation of diluted net loss per share as their inclusion would have been anti-dilutive:

	Three months ended March 31,
	2007	2006
Stock options	6,520,814	6,943,963
Warrants	16,671,205	18,161,548
	23,192,019	25,105,511

Note 4. License Agreements

On February 15, 2007, the Company entered into a license agreement with Inspire under which the Company licensed to Inspire exclusive development and commercialization rights, under the Company’s AzaSite patent rights and certain know-how, for topical anti-infective products containing azithromycin as the sole active ingredient for human ocular or ophthalmic indications, the Subject Product, in the United States and Canada. The Inspire License also provides for nonexclusive licenses under the Company’s DuraSite patent rights, container patent rights, Columbia patent rights and certain know-how in the same field of use as described above. The Company also grants Inspire an exclusive sublicense under the Pfizer patent rights the Company has licensed under the Pfizer License discussed below. Inspire has the right to grant sublicenses under the terms of the Inspire License.

Upon the closing of the Inspire License, Inspire paid the Company an upfront license fee of $13 million and is obligated to pay the Company an additional $19 million upon regulatory approval and the approval of an acceptable label for any Subject Product by the U.S. FDA. The approval was received in April 2007 and the milestone is due to the Company on May 11, 2007. Inspire will also pay a royalty on net sales of any Subject Product in the United States and Canada, if approved by regulatory authorities. The royalty rate will be 20% of net sales of any Subject Product in the first two years of commercialization and 25% thereafter. Inspire is obligated to pay the Company royalties under the Inspire License for the longer of (i) eleven years from the launch of the first product, and (ii) the period during which a valid claim under a patent licensed from the Company covers a Subject Product. For five years after the first year of commercial sale, Inspire will pay the Company certain tiered minimum royalties. The royalties discussed above are subject to certain reductions in the event of patent invalidity, generic competition, uncured material breach or in the event that Inspire is required to pay license fees to third parties for the continued use of such Subject Product.

The Company also entered into a trademark license agreement with Inspire on February 15, 2007 under which the Company granted to Inspire an exclusive license to the AzaSite™ trademark and domain name and a nonexclusive license to the DuraSite® trademark in connection with the commercialization of Subject Products in the Territory under the terms of the Inspire License.

The Company also entered into a supply agreement, or the Supply Agreement, with Inspire on February 15, 2007 for the active pharmaceutical ingredient azithromycin. The Company had previously entered into a third-party supply agreement for the production of such active ingredient. Under the Supply Agreement, the Company agreed to supply Inspire’s requirements of such active ingredient, pursuant to certain forecasting and ordering procedures.

The Company used approximately $7.3 million of the upfront license fee it received under the Inspire License to repay in their entirety its secured and unsecured short-term notes payable and the related interest.

The Company will recognize the upfront license fee of $13 million ratably over the period that the Company is required to continue to provide services under the license, which is expected to be the fourth quarter of 2008, under the contingency-adjusted performance model of revenue recognition. During the quarter ended March 31, 2007, the Company recognized $929,000 of the license fee as revenue.

On February 15, 2007, the Company entered into a worldwide, exclusive, royalty-bearing license agreement with Pfizer Inc. and Pfizer Products, Inc., or collectively Pfizer, under Pfizer’s patent family titled “Method of Treating Eye Infections with Azithromycin” for ocular anti-infective product candidates known as AzaSite and AzaSite Plus (the “Pfizer License”). Under the Pfizer License, the Company is required to pay Pfizer a single digit royalty based on net sales of the licensed products and to use reasonable commercial efforts to seek regulatory approval for and market licensed products. The Pfizer License provides the Company the right to grant sublicenses thereunder, subject to Pfizer's prior approval, which approval shall not be unreasonably withheld. Pfizer approved the sublicense granted to Inspire.

Note 5. Short-term Notes Payable to Related Parties, Unsecured

From August through November 2003, the Company issued a series of short-term unsecured notes payable to members of the Board of Directors, senior management and other employees of the Company for cash. As of December 31, 2006, $35,000 remained outstanding. These notes bore interest at a rate of two percent (2%) per anum. In February 2007 these notes were repaid in full.

Note 6. Short-term Notes Payable to Related Parties, Secured

From July 2003 through November 2003, the Company issued short-term Senior Secured Notes payable to an officer who is also a member of the Board of Directors and to an affiliate of a member of senior management for cash. The notes, along with the notes described in Note 6, were secured by a lien on substantially all of the assets of the Company, including the Company’s intellectual property, other than certain equipment secured by the lessor of such equipment. The Company had $231,000 of one of these short-term secured notes payable to related parties outstanding at December 31, 2006. In February 2007, this note was repaid in full.

Note 7. Short-term Notes Payable, Secured

In December 2005 and January 2006, the Company issued a total of $6,300,000 of short-term Senior Secured Notes payable and warrants to purchase 1,260,000 shares of Common Stock at an exercise price of $0.82 per share. The Company also issued warrants to purchase 200,000 shares of Common Stock at an exercise price of $0.82 per share to the placement agent engaged for such financing.

These notes, and the Senior Secured Note described in Note 5, were secured by a lien on all of the assets of the Company, including the Company’s intellectual property. These notes bore interest at a rate of ten percent (10%) and had an original maturity date of June 30, 2006, which maturity date was extended for an additional six months at an interest rate of twelve percent (12%). In February 2007 these notes were repaid in full.

Note 8. Income Taxes

Income taxes are accounted for using an asset and liability approach in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on the provisions of enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is considered more likely than not that some or all of the deferred tax assets will not be realized.

Effective January 1, 2007, we adopted the provisions of FASB Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

There were no unrecognized tax benefits as of the date of adoption. As a result of the implementation of FIN 48, the Company did not recognize an increase in the liability for unrecognized tax benefits. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2006 and at March 31, 2007, and has not recognized interest and/or penalties in the statement of operations for the first quarter of 2007. The Company is not currently under federal, state or foreign income tax examination.

The adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows. At January 1, 2007, the Company had net deferred tax assets of $59.8 million. The deferred tax assets are primarily composed of federal and state tax net operating loss carryfowards and federal and state R&D credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the Company’s net deferred tax asset. Additionally, the future utilization of the Company’s net operating loss and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred, however, the Company plans to complete a Section 382/383 analysis regarding the limitation of the net operating losses and research and development credits. When this analysis is completed, the Company plans to update its unrecognized tax benefits under FIN 48. Therefore, the Company expects that the unrecognized tax benefits may change within 12 months of this reporting date. At this time, the Company cannot estimate how much the unrecognized tax benefits may change. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate.

Note 9. Common Stock

In the first three months of 2007, the Company received approximately $115,000, net of approximately $4,000 of fees, from the exercise of warrants to purchase 158,237 shares of Common Stock issued as part of private placements. The Company also received approximately $24,000 from the exercise of 33,366 options issued to employees.

Note 10. Note Receivable From Stockholder

In May 2000, the Company issued loans to Dr. Chandrasekaran, the Company’s President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board, related to his exercise of 126,667 shares of options to acquire common stock. The loans were full recourse and had an interest rate of 7% per annum. While the 126,667 shares of common stock issued secured the loans, the Company was not limited to these shares to satisfy the loan. In January 2006, these notes, which had a balance of $168,000 at December 31, 2005, were repaid in full.

Note 11. Subsequent Event

In April 2007, the Company received approval from the U.S. Food and Drug Administration, or FDA, of the AzaSite New Drug Application, or NDA, which the Company submitted to the FDA in June 2006. This approval triggered the $19 million milestone under the Inspire license, described in Note 4, payment of which is due on May 11, 2007.

From April 1, 2007 through May 9, 2007, the Company received approximately $183,000, net of approximately $6,000 of fees, from the exercise of warrants to purchase 250,884 shares of Common Stock issued as part of the March 2004 private placement. The Company also received approximately $69,000 from the exercise of warrants to purchase 109,090 shares of Common Stock issued as part of the May 2005 private placement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the discussion in this Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below in "Risk Factors," as well as those discussed elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward- looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence or identification of unanticipated events.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

We are an ophthalmic product development company focused on ophthalmic pharmaceutical products `based on our proprietary DuraSite® eyedrop-based drug delivery technology, as well as developing genetically-based technologies for the diagnosis, prognosis and management of glaucoma.

We are focusing our research and development and commercial efforts on the following:

•	AzaSite’ (ISV-401), a DuraSite formulation of azithromycin, to serve as a broad spectrum ocular antibiotic; and
•	AzaSite Plus’ (ISV-502), a DuraSite formulation of azithromycin and a steroid for ocular inflammation and pain.

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

In April 2007, we received approval from the U.S. Food and Drug Administration, or FDA, of the AzaSite New Drug Application, or NDA, which we submitted to the FDA in June 2006. This approval triggered the $19 million milestone under the Inspire license, described below.

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

On February 15, 2007, we entered into a license agreement, or the Inspire License, with Inspire Pharmaceuticals, Inc., or Inspire, under which we licensed to Inspire exclusive development and commercialization rights, under our AzaSite patent rights and certain know-how, for topical anti-infective products containing azithromycin as the sole active ingredient for human ocular or ophthalmic indications, or the Subject Products, in the United States and Canada and their respective territories, or the Territory. Inspire is a biopharmaceutical company dedicated to discovering, developing and commercializing prescription pharmaceutical products focused in the ophthalmic and respiratory/allergy therapeutic areas. The Inspire License also provides for nonexclusive licenses under our DuraSite patent rights, container patent rights, certain patent rights licensed from Columbia Laboratories, Inc, or the Columbia patent rights, and certain know-how in the same field of use as described above. We also granted Inspire an exclusive sublicense under the Pfizer patent rights that we have licensed under the Pfizer License discussed above. Inspire has the right to grant sublicenses under the terms of the Inspire License.

Upon the closing of the Inspire License, Inspire paid us an upfront license fee of $13 million and is obligated to pay us an additional $19 million due to our receipt of regulatory approval and the approval of an acceptable label for AzaSite by the U.S. FDA in April 2007. Inspire is also obligated to pay a royalty on net sales of any Subject Product in the Territory, if approved by regulatory authorities. The royalty rate will be 20% of net sales of any Subject Product in the first two years of commercialization and 25% thereafter. Inspire is obligated to pay us royalties under the Inspire License for the longer of (i) eleven years from the launch of the first product and (ii) the period during which a valid claim under a patent licensed from us covers a Subject Product. For five years after the first year of commercial sale, Inspire is required to pay us the greater of the running royalty discussed above and certain tiered minimum royalties. The royalties discussed above are subject to certain reductions in the event of patent invalidity, generic competition, uncured material breach or in the event that Inspire is required to pay license fees to third parties for the continued use of such Subject Product. Such reductions are cumulative but will in no event fall below a low single digit royalty based on applicable net sales. There are certain permitted offsets against both running royalties and minimum royalties which are not subject to a floor amount. In the event of a substantial reduction in our royalty rate, our royalties under the Inspire License could fall below our royalty obligations to Pfizer and other parties related to the products licensed to Inspire.

Under the Inspire License, we are responsible for obtaining regulatory approval of AzaSite™ in each country in the Territory. We also granted Inspire an exclusive option to negotiate with us for a license agreement for the Territory for AzaSite Plus™, a combination antibiotic/corticosteroid product formulated with DuraSite® technology.

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

Cardinal Health PTS, L.L.C., or Cardinal Health has manufactured the AzaSite clinical trial supplies used in our two Phase 3 bacterial conjunctivitis clinical trials, and also the registration batches submitted with the AzaSite NDA. As part of the Inspire License we are required to assist Inspire to enter into a manufacturing supply agreement consistent with the agreement we entered into with Cardinal Health in September 2005 for the production of AzaSite for the United States.

AzaSite Plus (ISV-502). The expansion of our AzaSite product franchise began with the development of a combination of azithromycin with an anti-inflammatory steroid for the treatment of blephroconjunctivitis, an infection of the eyelid and one of the most common eye problems in older adults, as well as other ophthalmic infections. In 2006, we completed our preclinical development of this combination product candidate, filed an Investigational New Drug Application, or IND, with the FDA and conducted a Phase 1 clinical trial.

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

Revenue and Profits. From our inception through the end of 2001, we did not receive any revenues from the sale of our products, other than a small amount of royalties from the sale of our AquaSite product by CIBA Vision and Global Damon. In the fourth quarter of 2001, we commercially launched our OcuGene glaucoma genetic test and early in 2002 we began to receive a small amount of revenues from the sale of this test. With the exception of 1999 and the six month period ended June 30, 2004, we have been unprofitable since our inception due to continuing research and development efforts, including preclinical studies, clinical trials and manufacturing of our product candidates. We have financed our research and development activities and operations primarily through private and public placements of our equity securities, issuance of convertible debentures and, to a lesser extent, from collaborative agreements and bridge loans.

Results of Operations

Revenues.

We had total revenues in the first quarter of 2007 and 2006 of $929,000 and $1,000, respectively. Revenues in the first quarter of 2007 represented the amortization of the license fee for AzaSite that we received from Inspire in February 2007. In the first quarter of 2006, sales of OcuGene represented 100% of our revenues.

Cost of revenue.

Cost of revenue was $3,000 in each of the first quarters of 2007 and 2006, reflecting in each case the cost of OcuGene tests performed as well as the cost of OcuGene sample collection kits distributed for use.

Research and development.

Research and development expenses were $1.9 million during the first quarter of 2007 and $3.1 million during the first quarter of 2006. In the first quarter of 2007 external service expenses, which had been primarily related to the AzaSite clinical trials and preparation of the related NDA in 2006, decreased approximately 89%. This decrease was partially offset by a 38% increase in R&D headcount, mainly to support our analytical, clinical, regulatory and quality functions.

Selling, general and administrative.

Selling, general and administrative expenses decreased to $1.5 million in the first quarter of 2007 from $1.7 million in the first quarter of 2006. The decrease mainly reflects the amortization in the first quarter of 2006 of deferred debt issuance costs related to our short-term Senior Secured Notes issued in December 2005 and January 2006, which were not incurred in the first quarter of 2007. This decrease was partially offset by the consulting and audit costs incurred as part of the documentation and testing required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 regarding certification of our internal control over financial reporting and legal expenses incurred as part of the negotiation of the Pfizer and Inspire licenses.

Our expenses for the year ended December 31, 2007 will be dependent upon the progress of our AzaSite Plus Phase 3 clinical trials which we anticipate initiating in the middle of 2007. We currently anticipate that our research and development expenses will increase approximately 60% from the levels incurred in the year ended December 31, 2006 as we initiate and monitor the AzaSite Plus Phase 3 clinical trials and conduct additional pre-clinical development related to other potential products in the AzaSite franchise. We will also continue to make selective additions to our headcount. We anticipate that our selling, general and administrative costs will be consistent with 2006 levels.

Interest and other income, net.

Net interest, other income and expense was an expense of $100,000 in the first quarter of 2007 compared to an expense of $510,000 in 2006. The decrease reflects the repayment in February 2007 of our short-term Senior Secured Notes issued in December 2005 and January 2006 and the corresponding decrease in the interest accrued and accretion of the value of the debt discount related to the warrants issued as part of the note financing.

Liquidity and Capital Resources

We have financed our research and development activities and operations primarily through private and public placements of our equity securities, secured notes, convertible debentures and, to a lesser extent, from collaborative agreements and bridge loans. At March 31, 2007, our cash and cash equivalents balance was $4.2 million. It is our policy to invest our cash and cash equivalents in highly liquid securities, such as interest-bearing money market funds, Treasury and federal agency notes and corporate debt.

Our auditors have included an explanatory paragraph in their audit report, included in our Form 10-K for the year ended December 31, 2006, referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern. However, with the additional funding from the upfront license fee and the FDA approval milestone payment due May 11, 2007 under the Inspire License, and a refund of approximately $767,000 from the FDA related to our AzaSite NDA filing, we believe we will have adequate funds to continue our operations until approximately June 2008.

Net cash provided by operating activities was $9.9 million for the three months ended March 31, 2007. Net cash used in operating activities was $6.2 million for the three months ended March 31, 2006. This shift mainly reflects an increase in deferred revenue from the license fee received in 2007 as part of the Inspire license. Also, cash used in operating activities decreased in 2007 compared to 2006 mainly due to the completion of the AzaSite Phase 3 clinical trials and other activities related to the preparation of the AzaSite NDA and payment of approximately $2.0 million of accounts payable and accrued liabilities in 2006.

Net cash used in investing activities was $281,000 and $57,000 for the three months ended March 31, 2007 and 2006, respectively. These amounts represented payments for leasehold improvements and purchases of equipment.

Net cash used in financing activities was $6.4 million for the three months ended March 31, 2007. The use reflects the repayment of $6.6 million of short-term notes in February 2007. In the first three months of 2007 we also received net proceeds of $139,000 from the exercise of warrants and options and made $3,000 of payments under our capital leases. Net cash provided by financing activities was $6.1 million in the first three months of 2006. In the first quarter of 2006 we received $4.1 million from the exercise of warrants and options and we received $168,000 from a stockholder as a payment of a note. We also received net proceeds of $1.8 million from the final closing of senior secured notes.

Our future capital expenditures and requirements will depend on numerous factors, including the progress and results of our clinical testing, research and development programs and preclinical testing, the time and costs involved in obtaining regulatory approvals, Inspire’s ability to successfully commercialize AzaSite, our ability to successfully commercialize any other products that we may launch in the future, our ability to establish collaborative arrangements, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in our existing collaborative and licensing relationships, acquisition of new businesses, products and technologies, the completion of commercialization activities and arrangements, and the purchase of additional property and equipment.

Contractual Obligations

As of March 31, 2007, our contractual obligations under notes payable and accrued interest decreased to $0 from $7.3 million at December 31, 2006 due to the repayment all of our outstanding short-term notes payable, and our purchase obligations decreased to approximately $344,000 from $676,000 at December 31, 2006. We believe there have been no other significant changes in our payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates.

We invest our excess cash in investment grade, interest-bearing securities. At March 31, 2007, we had approximately $4.2 million invested in interest bearing operating accounts. While a hypothetical decrease in market interest rates by 10 percent from the March 31, 2007 levels would cause a decrease in interest income, it would not result in a loss of the principal. Additionally, the decrease in interest income would not be material.

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

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2006.

Risks Relating to Our Business

We may need additional funding, either through equity or debt financings or partnering arrangements, that, if available, could be further dilutive to our stockholders and could negatively affect us and our stock price

Our independent registered public accounting firm included an explanatory paragraph in their audit report on our consolidated financial statements for the fiscal year ended December 31, 2006 referring to our recurring operating losses and substantial doubt about our ability to continue as a going concern.

We expect that our cash on hand and the $19 million milestone payment that we are entitled to receive under the terms of the Inspire License will enable us to continue operations until approximately June 2008. We may seek substantial additional funding from the issuance of debt or equity securities, additional partnering arrangements or other sources at any time. We cannot assure you that such additional funding will be available on reasonable terms or at all.

If we are able to secure additional equity financing, the terms of any securities issued in connection with such financing may be superior to the rights of our then-current stockholders and could result in substantial dilution and could adversely affect the market price for our common stock. If we raise funds through the issuance of debt securities, such debt will likely be secured by a lien on all of our assets, including our intellectual property, will require us to make principal and interest payments in cash, securities or a combination thereof, and may subject us to restrictive covenants. Such equity or debt financings may also include the issuance of warrants exercisable for our common stock at a discount to the then-current market price. In addition, the existence of the explanatory paragraph in the audit report may make it more difficult for us to raise additional financing, may adversely affect the terms of such financing and could prevent investors from purchasing our shares in the open market as certain investors may be restricted or precluded from investing in companies that have received this explanatory paragraph in an audit report. Further, the factors leading to the explanatory paragraph in the audit report may harm our ability to obtain additional funding and could make the terms of any such funding, if available, less favorable than might otherwise be the case. If we do not obtain additional financing when required, we would likely have to cease operations and liquidate our assets.

Our future capital requirements depend upon many factors, including:

▪	the amount of royalty revenue we receive under the Inspire Agreement;

▪	the progress and results of our preclinical and clinical testing;

▪	changes in, or termination of, our existing collaboration or licensing arrangements;

▪	the progress of our research and development programs;

▪	the initiation and outcome of possible future legal actions;

▪	whether we manufacture and market any of our products ourselves;

▪	the time and cost involved in obtaining regulatory approvals;

▪	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

▪	competing technological and market developments; and

▪	the purchase of additional capital equipment.

Our strategy for commercialization of our products requires us to enter into successful arrangements with corporate collaborators

We intend to enter into future partnering and collaborative arrangements with respect to the commercialization of our product candidates, such as AzaSite Plus. However, we cannot assure you that we will be able to enter into such arrangements or that they will be beneficial to us. The success of our partnering and collaboration arrangements will depend upon many factors, including:

▪	the progress and results of our preclinical and clinical testing and research and development programs;

▪	the time and cost involved in obtaining regulatory approvals;

▪	our ability to negotiate favorable terms with our potential collaborators;

▪	our ability to prosecute, defend and enforce patent claims and other intellectual property rights;

▪	the outcome of possible future legal actions; and

▪	competing technological and market developments.

The commercial success of our products is dependent on the diligent efforts of our corporate collaborators

Because we rely on third parties for the marketing and sale of our products, any revenues that we receive will be dependent on the efforts of these third parties, particularly Inspire. These partners may terminate their relationships with us and may not diligently or successfully market our products. These partners may also pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors. In addition, marketing consultants and contract sales organizations that we may use in the future for our products may market products that compete with our products and we must rely on their efforts and ability to market and sell our products effectively. We may not be able to conclude arrangements with third parties to support the commercialization of our products on acceptable terms, or at all. Moreover, our current financial condition may make us a less attractive partner to potential collaborators.

Inspire’s failure to successfully market and commercialize AzaSite would negatively impact our future revenues

In February 2007, we entered into the Inspire License where we exclusively licensed AzaSite to Inspire in the United States and Canada, or the Territory. Inspire has assumed full control of all sales and marketing activities for AzaSite and other subject products in the U.S. Accordingly, our royalty revenue on the net sales of AzaSite in the U.S., and upon approval, in Canada, will be entirely dependent on the actions, efforts and success of Inspire, over whom we have little or no control. The commercial success of AzaSite will depend on a number of factors, including:

▪	timing and scope of Inspire’s launch and initiation of the commercialization of AzaSite in the United States and Canada;

▪	effectiveness and extent of Inspire’s promotional, sales and marketing efforts;

▪	Inspire’s ability to build, train and retain an effective sales force;

▪	Inspire’s ability to successfully sell AzaSite to physicians and patients;

▪	Inspire’s pricing decisions regarding AzaSite;

▪	our competitors’ ability to market and sell current or future competing products;

▪	patient and physician satisfaction with existing alternative products;

▪	prevalence and severity of adverse side effects;

▪	the perceived efficacy of AzaSite relative to other available products;

▪	coverage and reimbursement under Medicare and other governmental or privately sponsored insurance plans;

▪	duration of market exclusivity of AzaSite;

▪	pricing and availability of alternative products, including generic or over-the-counter products; and

▪	shifts in the medical community to new treatment paradigms or standards of care.

Our license of AzaSite to Inspire may not be profitable for us

Under the Inspire License, Inspire is responsible for all commercialization activities for AzaSite and other subject products, and we are entitled to receive royalties on the net sales of AzaSite and other subject products. Inspire’s obligation to pay us royalties expires upon the later of eleven years from the launch of the first product, and the period during which a valid claim under one of our licensed patents covers a subject product, in each country in the Territory. While we are entitled to minimum royalty payments from Inspire for five years after the first year of a commercial sale, such minimum royalty payments will not be sufficient for us to cover our operating expenses, and we are dependent on Inspire’s sales and marketing efforts for AzaSite in order for us to receive royalties in excess of these minimum amounts. In addition, our royalties are subject to a cumulative reduction in the event of patent invalidity, generic competition, uncured material breach or in the event that Inspire is required to pay license fees to third parties for the continued use of AzaSite. These cumulative reductions could result in us receiving a low single digit royalties on net sales of AzaSite and other subject products. Generic competition, over which we have no control, could also result in substantial reductions to our royalties under the Inspire License. In the event of generic competition, our royalty rate is reduced based on the economic impact to Inspire of such generic competition, potentially down to a low single digit royalty. We could ultimately lose money under the Inspire License in the event of a substantial reduction in our royalty rate combined with our royalty obligations to Pfizer and other parties related to the products licensed to Inspire.

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

Inspire has limited experience in sales and marketing of pharmaceutical products

We are dependent upon Inspire to market and sell AzaSite in the United States and Canada. Inspire has only recently established its sales force and did not have a sales organization prior to 2004. Inspire will need to expand its sales force significantly in order to successfully market and sell AzaSite. Inspire has disclosed that it has encountered difficulties and incurred substantial expenses in maintaining its sales force. Inspire may encounter similar or new problems in the future related to maintaining and growing its sales force that could have a negative impact on sales of AzaSite. We have no control over how Inspire manages and operates its sales force. In addition, there is no guarantee that Inspire can effectively compete for sales personnel or sales of AzaSite with our competitors that currently have more extensive, more experienced and better funded marketing and sales operations.

Our future royalty revenues could vary significantly and will be based on Inspire’s financial reports

We will recognize royalty revenues based on Inspire’s net sales of AzaSite and other subject products as reported to us by Inspire. Inspire’s net sales of AzaSite may vary quarter to quarter which would cause our royalty revenue to also vary. In addition our royalty revenues will be based upon Inspire’s revenue recognition and other accounting policies over which we have no control. Inspire’s filings with the SEC indicate that Inspire maintains disclosure controls and procedures in accordance with applicable laws, which are designed to provide reasonable assurance that the information required to be reported by Inspire in its filings under the Securities Exchange Act of 1934, as amended, is reported timely and in accordance with applicable laws, rules and regulations. However, if Inspire’s reported revenue amounts or net sales reports were inaccurate, it could have a material impact on our consolidated financial statements, including consolidated financial statements for previous periods.

If we fail to enter into future collaborations or our current collaborations are terminated, we will need to enter into new collaborations or establish our own sales and marketing organization

We may not be able to enter into or maintain collaborative arrangements with third parties. If we are not successful in entering into future collaborations or maintaining our existing collaborations, particularly with Inspire, we may be required to find new corporate collaborators or establish our own sales and marketing organization. We have no experience in sales, marketing or distribution and establishing such an organization will be costly and disruptive to our current business. Moreover, there is no guarantee that our sales and marketing organization would be successful once established. If we are unable to enter into additional collaboration or successfully market our products ourselves, our revenues and financial results would be significantly harmed.

Our future success depends on our ability to engage third parties to assist us with the development of new products and new indications for existing products that achieve regulatory approval for commercialization

For our business model to succeed, we must continually develop new products or achieve new indications for the use of our existing products. As a part of that process, we rely on third parties such as clinical research organizations and outside testing labs for development activities such as Phase 2 and/or Phase 3 clinical testing and to assist us in obtaining regulatory approvals for our product candidates. We have no control over how these parties manage their business and cannot assure you that such parties will diligently or effectively perform their responsibilities. Any failure by those parties to perform their duties effectively and on a timely basis could harm our ability to delivery new products and harm our business.

Physicians and patients may not accept and use our products

Even if the FDA approves our product candidates, physicians and patients may not accept and use them. Acceptance and use of our products, including AzaSite, will depend upon a number of factors including:

▪	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drugs;

▪	cost-effectiveness of our products relative to competing products;

▪	perceived benefits of competing products or treatments;

▪	physicians’ comfort level and prior experience with and use of competing products;

▪	availability of reimbursement for our products from government or other healthcare payers; and

▪	effectiveness of marketing and distribution efforts by us and our licensees and distributors.

Because we expect sales of AzaSite to generate substantially all of our product revenues for the foreseeable future, the failure of AzaSite to find market acceptance would significantly harm our business.

Clinical trials are very expensive, time-consuming and difficult to design and implement and it is unclear whether the results of such clinical trials will be favorable

We have only completed Phase 1 clinical trials for our AzaSite Plus product candidate. Human clinical trials for our product candidates are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials for AzaSite Plus and any other product candidates may take several years to complete. Furthermore, we could encounter problems that cause us to abandon or repeat clinical trials, further delaying or preventing the completion of such trials. The commencement and completion of clinical trials may be delayed or terminated due to several factors, including:

▪	unforeseen safety issues;

▪	lack of effectiveness during clinical trials;

▪	determination of dosing issues;

▪	slower than expected rates of patient recruitment;

▪	inability to monitor patients adequately during or after treatment; and

▪	inability or unwillingness of medical investigators to follow our clinical protocols.

In addition, we or the FDA may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our submissions or the conduct of these trials.

The results of our clinical trials may not support our product candidate claims

Even if our clinical trials are completed as planned, we cannot be certain that the results will support our product candidate claims. Even if pre-clinical testing and early clinical trials for a product candidate are successful, this does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing or meet our expectations. The clinical trial process may fail to demonstrate that our product candidates are safe for humans or effective for indicated uses. In addition, our clinical trials involve relatively small patient populations. Because of the small sample size, the results of these clinical trials may not be indicative of future results. Any such failure would likely cause us to abandon the product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay or preclude the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues.

We may require additional licenses or be subject to expensive and uncertain patent litigation in order to sell AzaSite in the United States and/or Europe

A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with our technologies or patent applications. As is not unusual in the pharmaceutical and biotech industry, from time to time we receive notices from third parties alleging various challenges to our patent rights, and we investigate the merits of each allegation that we receive. Such conflicts could invalidate our issued patents, limit the scope of the patents, if any, we may be able to obtain, result in the denial of our patent applications or block our rights to exploit our technology. If the U.S. Patent and Trademark Office, or USPTO, or foreign patent agencies have issued or issue patents that cover our activities to other companies, we may not be able to obtain licenses to these patents at all, or at a reasonable cost, or be able to develop or obtain alternative technology. If we do not obtain such licenses, we could encounter delays in or be precluded altogether from introducing products to the market.

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

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

▪	obtain licenses, which may not be available on commercially reasonable terms, if at all;

▪	redesign our products or processes to avoid infringement;

▪	stop using the subject matter claimed in the patents held by others, which could preclude us from commercializing our products;

▪	pay damages; or

▪	defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources.

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

It is difficult to evaluate our business because we are in an early stage of development and our technology is untested

We are in an early stage of developing our business, particularly with respect to commercializing our products. We only received regulatory approval for AzaSite in April 2007 and do not anticipate any commercial sales of AzaSite until the second half of 2007. Before regulatory authorities grant us marketing approval for additional products, we need to conduct significant additional research and development and preclinical and clinical testing. All of our products, including AzaSite Plus, are subject to risks that are inherent to products based upon new technologies. These risks include the risks that our products:

▪	are found to be unsafe or ineffective;

▪	fail to receive necessary marketing clearance from regulatory authorities;

▪	even if safe and effective, are too difficult or expensive to manufacture or market;

▪	are unmarketable due to the proprietary rights of third parties; or

▪	are not able to compete with superior, equivalent, more cost-effective or more effectively promoted products offered by competitors.

Therefore, our research and development activities including with respect to AzaSite Plus, may not result in any commercially viable products.

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

We have a history of operating losses and we expect to continue to have losses in the future

We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that did not prove to have commercial potential. As of March 31, 2007, our accumulated deficit was approximately $155.6 million. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties or other revenues from sales of our products. Attaining significant revenue or profitability depends upon our ability, alone or with third parties, to develop our potential products successfully, conduct clinical trials, obtain required regulatory approvals and manufacture and market our products successfully. We may not ever achieve or be able to maintain significant revenue or profitability, including with respect to AzaSite, our leading product.

We may not successfully manage growth

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

We rely on a sole source for some of the raw materials in our products, including AzaSite, and the raw materials we need may not be available to us

We currently have a single supplier for azithromycin, the active drug incorporated into AzaSite. The supplier has a Drug Master File, or DMF, on the compound with the FDA and is subject to the FDA’s review and oversight. If this supplier failed or refused to continue to supply us, if the FDA were to identify issues in the production of the drug that the supplier was unable to resolve quickly and cost-effectively, or if other issues were to arise that impact production, Inspire’s ability to commercialize AzaSite could be interrupted, which would significantly harm our business prospects and financial results. Additional suppliers for this drug exist, but qualification of an alternative source could be time consuming, expensive and could harm our business. There is also no guarantee that these additional suppliers can supply sufficient quantities at a reasonable price, or at all.

Under the Inspire License we will be the supplier of azithromycin to Inspire for the manufacture of AzaSite in the United States and Canada. If our supply becomes interrupted this will also interrupt the supply of the drug to Inspire until either of the companies are able to obtain a new supplier. While we are required to maintain a certain level of inventory of the raw material to support Inspire’s manufacturing needs, this amount may not be sufficient to prevent an interruption in the availability of the product and would harm our ability to receive royalties. In the event of a disruption in our supply of azithromycin to Inspire, Inspire is entitled to use a secondary source at our expense.

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

We have a commercial manufacturing agreement with Cardinal Health for an initial four-year period. Under the Inspire License we will assist Inspire in establishing its own commercial manufacturing agreement with Cardinal Health for production of AzaSite. Other commercial manufacturers exist and we currently believe that we, or Inspire, could obtain alternative commercial manufacturing services if required. However, qualification of another manufacturer, transfer of the manufacturing process and regulatory approval of such a site would be costly and time consuming and would adversely impact Inspire’s potential market introduction and subsequent sales of AzaSite, which would impact our potential royalty revenues. Cardinal Health’s facility and the line that will be used to produce the AzaSite units may be subject to inspection by the FDA at any time. While we believe Cardinal Health will be prepared for the inspections, they could encounter delays or difficulties in preparing for, or during, the inspection which would adversely impact Inspire’s market introduction and subsequent sales of AzaSite.

Contract manufacturers must adhere to Good Manufacturing Practices regulations that are strictly enforced by the FDA on an ongoing basis through the FDA’s facilities inspection program. Contract manufacturing facilities must pass a pre-approval plant inspection before the FDA will approve a new drug application. Some of the material manufacturing changes that occur after approval are also subject to FDA review and clearance or approval. The FDA or other regulatory agencies may not approve the process or the facilities by which any of our products may be manufactured. Our dependence on third parties to manufacture our products may harm our ability to develop and deliver products on a timely and competitive basis. Should we be required to manufacture products ourselves, we:

▪	will be required to expend significant amounts of capital to install a manufacturing capability;

▪	will be subject to the regulatory requirements described above;

▪	will be subject to similar risks regarding delays or difficulties encountered in manufacturing any such products; and

▪	will require substantially more additional capital than we otherwise may require.

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

We will compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have products competitive with AzaSite already approved or in development, including Zymar and Ocuflox by Allergan, Vigamox and Ciloxan by Alcon, and Quixin by Johnson & Johnson. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:

▪	developing drugs;

▪	undertaking pre-clinical testing and human clinical trials;

▪	obtaining FDA and other regulatory approvals of drugs;

▪	formulating and manufacturing drugs;

▪	launching, marketing and selling drugs; and

▪	attracting qualified personnel, parties for acquisitions, joint ventures or other collaborations.

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

Our insurance coverage may not adequately cover our potential product liability exposure

We are exposed to potential product liability risks inherent in the development, testing, manufacturing, marketing and sale of human therapeutic products. Product liability insurance for the pharmaceutical industry is extremely expensive. Although we believe our current insurance coverage is adequate to cover likely claims we may encounter given our current stage of development and activities, our present product liability insurance coverage will not be adequate to cover all potential claims we may encounter, particularly as AzaSite is commercialized. Once AzaSite is commercialized we will have to significantly increase our coverage, which will be expensive and we may not be able to obtain or afford adequate insurance coverage against potential claims in sufficient amounts or at a reasonable cost.

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

If we engage in acquisitions, we will incur a variety of costs, and the anticipated benefits of the acquisitions may never be realized

We may pursue acquisitions of companies, product lines, technologies or businesses that our management believes are complementary or otherwise beneficial to us. Any of these acquisitions could have a negative effect on our business. Future acquisitions may result in substantial dilution to our stockholders, the incurrence of additional debt and amortization expenses related to goodwill, research and development and other intangible assets. In addition, acquisitions would involve several risks for us, including:

▪	assimilating employees, operations, technologies and products from the acquired companies with our existing employees, operations, technologies and products;

▪	diverting our management’s attention from day-to-day operation of our business;

▪	entering markets in which we have no or limited direct experience; and

▪	potentially losing key employees from the acquired companies.

Management and principal stockholders may be able to exert significant control on matters requiring approval by our stockholders

As of April 30, 2007, our management and principal stockholders together beneficially owned approximately 30% of our outstanding shares of common stock. In addition, investors in our March/June 2004 and May 2005 private placements, as a group, owned approximately 22% of our outstanding shares of common stock as of April 30, 2007. If such investors were to exercise the warrants they currently hold, assuming no additional acquisitions, sales or distributions, such investors would own approximately 32% of our outstanding shares of common stock based on their ownership percentages as of April 30, 2007. As a result, these two groups of stockholders, acting together or as individual groups, may be able to exert significant control on matters requiring approval by our stockholders, including the election of all or at least a majority of our Board of Directors, amendments to our charter, and the approval of business combinations and certain financing transactions.

The market prices for securities of biopharmaceutical and biotechnology companies such as ours have been and are likely to continue to be highly volatile due to reasons that are related and unrelated to our operating performance and progress

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances, such as our current financial condition, the audit report included in our annual report on Form 10-K for the year ended December 31, 2006 that included an explanatory paragraph referring to our recurring operating losses and substantial doubt about our ability to continue as a going concern, our ability to obtain new financing, the status of our relationships or proposed relationships with third-party collaborators, the terms of any financing we are able to raise, the results of testing and clinical trials, developments in patent or other proprietary rights of us or our competitors, any litigation regarding the same, technological innovations or new therapeutic products, governmental regulation, or public concern as to the safety of products developed by us or others and general market conditions, concerning us, our competitors or other biopharmaceutical companies, may have a significant effect on the market price of our common stock.

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

We have adopted and are subject to anti-takeover provisions that could delay or prevent an acquisition of our Company and could prevent or make it more difficult to replace or remove current management

Provisions of our certificate of incorporation and bylaws may constrain or discourage a third party from acquiring or attempting to acquire control of us. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, such provisions could also prevent or make it more difficult for our stockholders to replace or remove current management and could adversely affect the price of our common stock if they are viewed as discouraging takeover attempts, business combinations or management changes that stockholders consider in their best interest. Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock (“Preferred Stock”), 7,070 of which have been designated as Series A Convertible Preferred Stock and 15,000 of which have been designated as Series A-1 Preferred Stock. Our Board of Directors has the authority to determine the price, rights, preferences, privileges and restrictions, including voting rights, of the remaining unissued shares of Preferred Stock without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible financings, acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, even if the transaction might be desired by our stockholders. Provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving us, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless conditions set forth in the Delaware General Corporation Law are met. The issuance of Preferred Stock or Section 203 of the Delaware General Corporation Law could also be deemed to benefit incumbent management to the extent these provisions deter offers by persons who would wish to make changes in management or exercise control over management. Other provisions of our certificate of incorporation and bylaws may also have the effect of delaying, deterring or preventing a takeover attempt or management changes that our stockholders might consider in their best interest. For example, our bylaws limit the ability of stockholders to remove directors and fill vacancies on our Board of Directors. Our bylaws also impose advance notice requirements for stockholder proposals and nominations of directors and prohibit stockholders from calling special meetings or acting by written consent.

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

INSITE VISION INCORPORATED

Dated: May 10, 2007	By:	/s/ S. Kumar Chandrasekaran, Ph.D.
S. Kumar Chandrasekaran, Ph.D.
Chairman of the Board, Chief Executive Officer and Chief Financial Officer (on behalf of the registrant and as principal executive, financial and accounting officer)

EXHIBIT INDEX

Number	Exhibit Table

3.1(1)	Restated Certificate of Incorporation.

3.2(2)	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 11, 1997.

3.3(2)	Certificate of Correction of the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 26, 1997.

3.4(3)	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock as filed with the Delaware Secretary of State on July 3, 2002.

3.5(4)	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on June 3, 1994.

3.6(5)	Amended and Restated Bylaws.

3.7(6)	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on July 20, 2000.

3.8(6)	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on June 1, 2004.

3.9(7)	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on October 23, 2006.

4.1	Reference is made to Exhibits 3.1 through 3.9.

10.1(8)	License Agreement by and between Inspire Pharmaceuticals, Inc. and InSite Vision Incorporated dated as of February 15, 2007.

10.2(8)	Exclusive License Agreement by and between Pfizer Inc., Pfizer Products, Inc. and InSite Vision Incorporated dated as of February 15, 2007.

10.3(8)	Supply Agreement for Active Pharmaceutical Ingredient by and between Inspire Pharmaceuticals, Inc. and InSite Vision Incorporated dated as of February 15, 2007.

10.4	Change in Control Agreement for S. Kumar Chandrasekaran adopted by InSite Vision Incorporated on May 2, 2007.

10.5	Trademark License Agreement by and between InSite Vision Incorporated and Inspire Pharmaceuticals, Inc. dated as of February 15, 2007

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to an exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(2)	Incorporated by reference to exhibits in the Company's Registration Statement on Form S-3 (Registration No. 333-36673) as filed with the Securities and Exchange Commission on September 29, 1997.

(3)
Incorporated by reference to an exhibit in Amendment No. 1 the Company's Registration Statement on  Form S-1 (Registration No. 33-68024) as filed with the Securities and Exchange Commission on  September 16, 1993.

(4)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 23, 2005 (File Number 333-126084).

(5)	Incorporated by reference to an exhibit in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(6)	Incorporated by reference to an exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

(7)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(8)
Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application filed with the Commission.