Form 10-Q
period 2007-06-30
INSITE VISION INC
filed 2007-08-09
CIK 802724

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-22332

INSITE VISION INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	94-3015807
(State or other jurisdiction)	(IRS Employer
of incorporation or organization)	Identification No.)

965 Atlantic Avenue, Alameda, California	94501
(Address of principal executive offices)	(Zip Code)

(510) 865-8800
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act. Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2007
Common Stock, $0.01 par value per share	94,545,774 shares

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at
	June 30, 2007 (unaudited) and December 31, 2006	1

	Unaudited Condensed Consolidated Statements of Operations
	for the three and six months ended June 30, 2007 and 2006	2

	Unaudited Condensed Consolidated Statements of Cash Flows
	for the six months ended June 30, 2007 and 2006	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	18

Item 5.	Other Information	30

Item 6.	Exhibits	30

Signatures		30

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

InSite Vision Incorporated
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in thousands, except share and per share amounts)	2007	2006
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$18,872	$986
Restricted cash and cash equivalents	75	75
Inventory	600	-
Deferred debt issuance cost	-	22
Prepaid expenses and other current assets	489	795
Total current assets	20,036	1,878

Property and equipment, at cost:
Laboratory and other equipment	906	580
Leasehold improvements	232	5
Furniture and fixtures	157	77
	1,295	662
Accumulated depreciation	195	101
	1,100	561
Total assets	$21,136	$2,439

Liabilities and stockholders’ deficit
Current liabilities:
Short-term notes payable to related parties, unsecured	$-	$35
Short-term notes payable to related parties, secured	-	231
Short-term notes payable, secured,	-	6,300
Current portion of capital lease obligation	13	12
Accrued interest	-	702
Accounts payable	349	377
Accrued liabilities	1072	381
Accrued compensation and related expense	637	648
Deferred rent	24	6
Total current liabilities	2,095	8,692
Capital lease obligation, less current portion	43	49
Deferred revenue	24,799	-
Total liabilities	26,937	8,741

Stockholders’ deficit
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding at June 30, 2007 and December 31, 2006	-	-
Common stock, $0.01 par value, 240,000,000 shares authorized; 94,545,774 issued and outstanding at June 30, 2007; 93,284,934 issued and outstanding at December 31, 2006	945	933
Additional paid-in capital	146,732	145,827
Accumulated deficit	(153,478)	(153,062)
Stockholders’ deficit	(5,801)	(6,302)
Total liabilities and stockholders’ deficit	$21,136	$2,439

(1) Derived from the Company’s audited consolidated financial statements as of December 31, 2006.

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2007	2006	2007	2006

Revenues	$6,617	$-	$7,546	$1

Cost of revenues	260	3	263	6
Gross margin	6,357	(3)	7,283	(5)

Operating expenses:
Research and development (a)	2,069	2,822	3,921	5,964
Selling, general and administrative (a)	2,125	1,745	3,674	3,412
Total	4,194	4,567	7,595	9,376

Income (loss) from operations	2,163	(4,570)	(312)	(9,381)

Interest (expense) and other income, net	(4)	(559)	(104)	(1,069)

Net income (loss)	$2,159	$(5,129)	$(416)	$(10,450)

Net income (loss) per share:
Basic	$0.02	$(0.06)	$(0.00)	$(0.12)
Diluted	$0.02	$(0.06)	$(0.00)	$(0.12)
Shares used to calculate net income (loss) per share:
Basic	94,069	86,848	93,767	85,190
Diluted	104,990	86,848	93,767	85,190

(a) Includes the following amounts related to stock based compensation:
Research and development	$61	$80	$104	$116
Selling, general and administrative	177	178	328	271

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(in thousands)	2007	2006

Operating activities
Net loss	$(416)	$(10,450)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	94	27
Stock based compensation	432	387
Amortization of deferred debt issuance costs	22	809
Accretion of debt discount	-	748
Changes in:
Prepaid expenses and other current assets	306	7
Inventory	(600)	-
Accrued interest	(702)	313
Accounts payable	(28)	(1,519)
Accrued liabilities	691	(743)
Accrued compensation and related expense, and deferred rent	7	(55)
Deferred revenue	24,799	-
Net cash provided by (used in) operating activities	24,605	(10,476)

Investing activities
Purchases of property and equipment	(633)	(62)
Net cash used in investing activities	(633)	(62)

Financing activities
Issuance of common stock from exercise of options and warrants, net of issuance costs	485	5,325
Note payment received from stockholder	-	168
(Payment) issuance of short-term notes payable	(6,566)	1,805
Payment of capital lease obligation	(5)	(4)
Net cash (used in) provided by financing activities	(6,086)	7,294
Net increase (decrease) in cash and cash equivalents	17,886	(3,244)
Cash and cash equivalents, beginning of period	986	4,027

Cash and cash equivalents, end of period	$18,872	$783

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for any future period.

The Company operates in one segment, using one measure of profitability to manage its business.  Revenues are primarily from the license of AzaSite to Inspire Pharmaceuticals, Inc., located in the United States and all of the Company's long-lived assets are located in the United States.

These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Revenue Recognition

The Company recognizes revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin, Revenue Recognition, or SAB No. 104. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectibility is reasonably assured. Arrangements with multiple elements are accounted for in accordance with Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company analyzes its multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF 00-21. The Company’s revenues are primarily related to its licensing agreements, and such agreements may provide for various types of payments to the Company, including upfront payments, research funding and related fees during the term of the agreement, milestone payments based on the achievement of established development objectives, licensing fees, and royalties on future product sales.

Upfront, non-refundable payments under licensing agreements are recorded as deferred revenue once received and recognized ratably over the period related research activities are performed. Revenues from non-refundable milestones are recognized when the earnings process is complete and the payment is reasonably assured. Non-refundable milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue ratably over the period related research activities are performed.

Inventory

The Company’s inventories are stated at the lower of cost or market. The cost of the inventory is based on the first-in first-out method. If the cost of the inventory exceeds the expected market value a provision is recorded for the difference between cost and market. At June 30, 2007, our inventory solely consisted of AzaSite units which are considered finished goods.

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

The Company made a change during the quarter ended September 30, 2006 in the method of allocating stock-based compensation expense between selling, general and administrative expense and research and development expense. The Company made the change as additional information became available to better reflect the expenses based on the departments in which the employees work rather than the method used to allocate other employee benefits.

The impact of these changes on the previously reported research and development and selling, general and administrative expenses in the six month period ended June 30, 2006 is as follows:

	Three months ended	Six months ended
(in thousands, except per share amounts)	June 30, 2006	June 30, 2006

Research and development as previously reported	$3,082	$6,553
Reclassification of patent expense	(181)	(450)
Reclassification of stock based compensation expense	(79)	(139)
Research and development	$2,822	$5,964

Selling, general and administrative as previously reported	$1,485	$2,823
Reclassification of patent expense	181	450
Reclassification of stock based compensation expense	79	139
Selling, general and administrative	$1,745	$3,412

Note 2. Employee Stock-Based Compensation

The effect of recording stock-based compensation for the three and six month periods ended June 30, 2007 was as follows (in thousands, except per share data):
	Three months ended June 30,		Six months ended June 30,
Stock-based compensation expense by type of award:	2007	2006	2007	2006
Employee stock options	$228	$243	418	371
Employee stock purchase plan	3	13	6	13
Non-employee stock options	7	2	8	3
Total stock-based compensation	238	258	432	387
Tax effect on stock-based compensation	-	-	-	-
Total stock-based compensation expense	$238	258	432	$387
Impact on net income (loss) per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

During the three month periods ended June 30, 2007 and 2006, respectively, the Company granted options to purchase 745,001 and 0 shares of common stock with an estimated total grant date fair value of $760,000 and $0. Of the $760,000 and $0, the Company estimated that the stock-based compensation for the awards not expected to vest was $146,000 and $0, respectively. Based on the Company’s historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 10% for its options. During the three month periods ended June 30, 2007 and 2006, the Company recorded employee stock-based compensation related to all stock options of $228,000 and $243,000, respectively.

During the six month periods ended June 30, 2007 and 2006, respectively, the Company granted options to purchase 780,501 and 1,420,000 shares of common stock with an estimated total grant date fair value of $794,000 and $1.4 million. Of the $794,000 and $1.4 million, the Company estimated that the stock-based compensation for the awards not expected to vest was $152,000 and $0.3 million, respectively. Based on the Company’s historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 10% for its options. During the six month periods ended June 30, 2007 and 2006, the Company recorded employee stock-based compensation related to all stock options of $418,000 and $371,000, respectively.

As of June 30, 2007 and 2006, respectively, the unrecorded deferred stock-based compensation balance related to stock options was $2.1 million and $2.0 million, and will be recognized over an estimate weighted-average amortization period of 1.3 years and 1.5 years.

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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Risk-free interest rate	4.5%	4.2%	4.6%	4.2%
Expected term (years)	5	5	5	5
Expected dividends	0.0%	0.0	0.0%	0.00
Volatility	75.2%	78.2%	74.3%	78.2%

Employee Stock Purchase Plans

The Company currently has an employee stock purchase plan, adopted in 1994 and amended thereafter (the “Purchase Plan”). The Purchase Plan allows eligible employees to purchase Common Stock at 85% of the lower of the fair market value of the Common Stock on the grant date or the fair market value on the purchase date. The offering period under the Purchase Plan is currently 24 months, and the purchase price is established during each new offering period. Purchases are limited to 10% of each employee’s eligible compensation, subject to certain Internal Revenue Service restrictions. All of the Company’s employees are eligible to participate in the Purchase Plan after certain service periods are met. The fair value of shares purchased under the Purchase Plan is estimated using the Black-Scholes option valuation model and the graded-vesting method with the following assumptions for the quarter and six months ended June 30, 2007: risk-free interest rate of 4.5%; volatility factor of 75.2%; and an expected life of 1.5 years. During the three and six month periods ended June 30, 2007, the compensation cost in connection with the Purchase Plan was $3,000 and $6,000, respectively. During the three and six months ended June 30, 2007, 0 and 34,798 shares were issued under the Purchase Plan. During the three and six months ended June 30, 2006, 0 and 32,464 shares were issued under the Purchase Plan. As of June 30, 2007, 571,161 shares were reserved for issuance under the Purchase Plan. As of June 30, 2007, the unrecorded deferred stock-based compensation balance related to the employee stock purchase plan was $2,100 and will be recognized over an estimated weighted average amortization period of 1.5 years.

Equity Incentive Program

The Company currently grants options under a stock option plan adopted in 1994 and amended thereafter (the “1994 Plan”), that allows for the granting of non-qualified stock options, incentive stock options and stock purchase rights to the Company’s employees, directors, and consultants. Options granted under the plan expire 10 years from the date of grant and become exercisable at such times and under such conditions as determined by the Company’s Board of Directors (generally with 25% vesting after one year and the balance vesting on a daily basis over the next three years of service). Upon termination of the optionee’s service, unexercised vested options generally expire at the end of 90 days. No stock purchase rights or incentive stock options have been granted under the 1994 Plan to date. A summary of activity under the 1994 Plan during the six months ended June 30, 2007 is as follows:

	Number of shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2006	6,582,878	$1.19
Granted	780,501	1.58
Exercised	(84,544)	0.74
Canceled	(133,707)	2.69
Outstanding at June 30, 2007	7,145,128	$1.21	6.97	$3,202
Options vested and exerciseable and expected to be exercisable at June 30, 2007	6,802,876	$1.21	6.87	$3,131
Options vested and exerciseable at June 30, 2007	4,361,991	$1.20	5.86	$2,393

At June 30, 2007, the Company had 1,865,449 shares available for grant under the 1994 Plan. The weighted average grant date fair value of options granted during the quarters ended June 30, 2007 and 2006 was $0.97 and $1.00, respectively. The total intrinsic value of options exercised during the six month period ended June 30, 2007 was $67,300.

The following table summarizes information concerning currently outstanding and exercisable options:

	Options Outstanding at June 30, 2007			Options Vested and Exercisable at June 30, 2007
		Weighted-Average			Weighted-
	Number	Contractual		Number	Average
Range of Exercise Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price
$0.41 - $0.60	280,750	6.47	$0.41	267,899	$0.41
$0.63 - $0.63	1,968,962	7.79	0.63	1,201,300	0.63
$0.64 - $1.13	1,841,408	5.55	0.88	1,671,023	0.89
$1.20 - $5.88	3,054.008	7.33	1.87	1,221,769	2.35
	7,145,128	6.97	$1.21	4,361,991	$1.20

Note 3. Net Income (Loss) per Share

Basic and diluted net income (loss) per share information for all periods is presented under the requirement of SFAS No. 128, “Earnings per Share.” Basic net loss per share has been computed using the weighted-average number of common shares outstanding during the period. Dilutive net loss per share is computed using the sum of the weighted average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options and warrants.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2007	2006	2007	2006

Numerator:
Net income (loss)	$2,159	$(5,129)	$(416)	$(10,450)

Denominator:
Weighted-average shares outstanding	94,069	86,848	93,767	85,190
Effect of dilutive securities:
Stock options and warrants	10,921	-	-	-
Weighted-average shares outstanding for diluted income (loss) per share	104,990	86,848	93,767	85,190

Net income (loss) per share:
Basic	$0.02	$(0.06)	$(0.00)	$(0.12)
Diluted	$0.02	$(0.06)	$(0.00)	$(0.12)

Due to the net loss, net loss per share for the six months ended June 30, 2007 and 2006 and the three months ended June 30, 2006 is based on the weighted-average number of common shares only, as the effect of including equivalent shares from stock options and warrants would be anti-dilutive. If the Company had recorded net income, as was the case for the three months ended June 30, 2007, the calculation of earnings per share would have been impacted by the dilutive effect of the outstanding stock options and warrants priced below the market price of the common shares for the six months ended June 30, 2007 and the three and six months ended June 30, 2006 but would not have been affected by the outstanding stock options and warrants priced above the market price of the common shares at June 30, 2007 and 2006. The following securities have not been included in the calculation of diluted net loss per share as their inclusion would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Stock options	1,414,200	6,541,886	7,145,128	6,541,886
Warrants	-	16,371,427	15,339,903	16,371,427
	1,414,200	22,913,313	22,485,031	22,913,313

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

Upon the closing of the Inspire License, Inspire paid the Company an upfront license fee of $13 million and on May 11, 2007 paid an additional $19 million upon regulatory approval and the approval of an acceptable label by the U.S. FDA. Inspire will also pay a royalty on net sales of any Subject Product in the United States and Canada, if approved by regulatory authorities. The royalty rate will be 20% of net sales of any Subject Product in the first two years of commercialization and 25% thereafter. Inspire is obligated to pay the Company royalties under the Inspire License for the longer of (i) eleven years from the launch of the first product, and (ii) the period during which a valid claim under a patent licensed from the Company covers a Subject Product. For five years after the first year of commercial sale, Inspire will pay the Company certain tiered minimum royalties. The royalties discussed above are subject to certain reductions in the event of patent invalidity, generic competition, uncured material breach or in the event that Inspire is required to pay license fees to third parties for the continued use of such Subject Product.

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

The Company will recognize the upfront license fee of $13 million, and milestone of $19 million, ratably over the period that the Company is required to continue to provide services under the license, which is expected to be until the second quarter of 2008, under the contingency-adjusted performance model of revenue recognition. During the quarter and six months ended June 30, 2007, the Company recognized $6.3 million and $7.2 million of the license fee and milestone as revenue. Additionally, during the quarter and six months ended June 30, 2007, the Company recognized $345,000 of revenue from the sales of the active ingredient to Inspire under the Supply Agreement and for contract services provided to Inspire.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2006 and at June 30, 2007, and has not recognized interest and/or penalties in the statement of operations for the second quarter of 2007. The Company is not currently under federal, state or foreign income tax examination.

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

Note 9. Common Stock

In the first six months of 2007, the Company received approximately $403,000, net of approximately $10,000 of fees, from the exercise of warrants to purchase 568,211 shares of Common Stock issued as part of private placements. In addition, 921,328 shares were exercised as cashless warrant exercises resulting in the issuance of 573,287 net shares. The Company also received approximately $62,000 from the exercise of 84,544 options issued to employees and approximately $21,000 from the issuance of 34,798 shares acquired under the employee stock purchase plan.

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

Overview

We are an ophthalmic product development company focused on ophthalmic pharmaceutical products `based on our proprietary DuraSite® drug delivery technology.

We are focusing our research and development and commercial efforts on the following:

•      AzaSite™ (ISV-401), a DuraSite formulation of azithromycin, to serve as a broad spectrum ocular antibiotic; and

•      AzaSite Plus™ (ISV-502), a DuraSite formulation of azithromycin and a steroid for ocular inflammation and infection.

•      AzaSite Otic™ (ISV-016), a DuraSite formulation of azithromycin and a steroid under development for the treatement of bacterial infections (otic)

•      AzaSite Xtra™ (ISV-502), a DuraSite formulation of azithromycin under development for the treatment of ocular infection

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

Upon the closing of the Inspire License, Inspire paid us an upfront license fee of $13 million and paid us an additional $19 million upon our receipt of regulatory approval and the approval of an acceptable label for AzaSite by the U.S. FDA in April 2007. Inspire is also obligated to pay a royalty on net sales of any Subject Product in the Territory, if approved by regulatory authorities. The royalty rate will be 20% of net sales of any Subject Product in the first two years of commercialization and 25% thereafter. Inspire is obligated to pay us royalties under the Inspire License for the longer of (i) eleven years from the launch of the first product and (ii) the period during which a valid claim under a patent licensed from us covers a Subject Product. For five years after the first year of commercial sale, Inspire is required to pay us the greater of the running royalty discussed above and certain tiered minimum royalties. The royalties discussed above are subject to certain reductions in the event of patent invalidity, generic competition, uncured material breach or in the event that Inspire is required to pay license fees to third parties for the continued use of such Subject Product. Such reductions are cumulative but will in no event fall below a low single digit royalty based on applicable net sales. There are certain permitted offsets against both running royalties and minimum royalties which are not subject to a floor amount. In the event of a substantial reduction in our royalty rate, our royalties under the Inspire License could fall below our royalty obligations to Pfizer and other parties related to the products licensed to Inspire.

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

Cardinal Health PTS, L.L.C., or Cardinal Health has manufactured the AzaSite clinical trial supplies used in our two Phase 3 bacterial conjunctivitis clinical trials, and also the registration batches submitted with the AzaSite NDA. As part of the Inspire License we are required to assist Inspire to enter into a manufacturing supply agreement consistent with the agreement we entered into with Cardinal Health in September 2005 for the production of AzaSite for the United States. According to plan, the NDA has been transferred to Inspire and appropriate arrangements have been made at Cardinal Health for transferring manufacturing responsibilities.

AzaSite Plus (ISV-502). The expansion of our AzaSite product franchise began with the development of a combination of azithromycin with an anti-inflammatory steroid for the treatment of blepharoconjunctivitis, an infection of the eyelid and one of the most common eye problems in older adults, as well as other ophthalmic infections. In 2006, we completed our preclinical development of this combination product candidate, filed an Investigational New Drug Application, or IND, with the FDA and conducted a Phase 1 clinical trial.

The Phase 1 clinical study was intended to evaluate both the safety and tolerability of the AzaSite Plus formulation in normal volunteers. The trial enrolled 46 subjects with ages ranging from 19 to 67 years. Trial participants received eye drops of either placebo or AzaSite Plus two times daily for 14 days. Demographic characteristics were evenly distributed across treatment groups.

In February 2007, we announced that the preliminary safety data indicated that AzaSite Plus was well tolerated. No serious adverse events were reported. Treatment-related ocular adverse events were minimal in frequency and equivalent between the two groups. There were no significant differences in intraocular pressure between the AzaSite Plus group and placebo group after 14 days of treatment. Inspire formally exercised their exclusive option to negotiate the terms for licensing AzaSite Plus in the United States.  At this time, Inspire and InSite have agreed not to do a formal deal with AzaSite Plus, enabling us to seek future licensing agreements with a potential partner of choice, including the possibility of Inspire.

AzaSite Otic (ISV-016). We are in the early stages of developing AzaSite Otic for ear infections.  The primary indication is for acute otitis media with tympanostomy tubes.  Otitis media is an infection of the middle ear usually caused by an infection that spreads from a sore throat, cold or respiratory problem  It is one of the most common childhood illnesses and can cause significant pain and discomfort.  AzaSite Otic is being developed with both azithromycin and dexamethasone and is formulated with DuraSite.  Ongoing technical feasibility studies have been successful.

AzaSite Xtra (ISV-405). We are also in the early stages of developing AzaSite Xtra which is a product candidate to be developed with a higher percentage of azithromycin as part of the formula than with AzaSite.  We are currently pursuing additional testing to determine the most optimal concentration for AzaSite Xtra, designed to treat ocular bacterial infection.

Revenue and Profits. From our inception through the end of 2001, we did not receive any revenues from the sale of our products, other than a small amount of royalties from the sale of our AquaSite product by CIBA Vision and Global Damon. In the fourth quarter of 2001, we commercially launched our OcuGene glaucoma genetic test and early in 2002 we began to receive a small amount of revenues from the sale of this test. With the exception of 1999, the six month period ended June 30, 2004 and the three month period ended June 30, 2007, we have been unprofitable since our inception due to continuing research and development efforts, including preclinical studies, clinical trials and manufacturing of our product candidates. We have financed our research and development activities and operations primarily through private and public placements of our equity securities, issuance of convertible debentures and, to a lesser extent, from collaborative agreements and bridge loans.

Results of Operations

Revenues.

We had total revenues in the second quarters of 2007 and 2006 of $6.6 million and 0, respectively, and $7.5 million and $1,000 for the six months ended June 30, 2007 and 2006, respectively. $6.3 million and $7.2 million of the revenues in the quarter and six months ended June 30, 2007, respectively, represented the amortization of the license fee and milestone payment for AzaSite that we received from Inspire. The remainder of our 2007 revenues represented sales of materials to Inspire under the Supply Agreement and contract services provided to Inspire related to their AzaSite activities.

Cost of revenues.

Cost of revenues was $260,000 and $3,000 in the second quarters of 2007 and 2006, respectively, and $263,000 and $6,000 for the six months ended June 30, 2007 and 2006, respectively. Cost of revenues for the quarter and six month period ended June 30, 2007 reflects the cost of the azithromycin supplied to Inspire under the Supply Agreement. Cost of revenues in the quarter and six months ended June 30, 2006 reflects cost of OcuGene tests performed as well as the cost of OcuGene sample collection kits distributed for use.

Research and development.

Research and development expenses were $2.1 million during the second quarter of 2007 and $2.8 million during the second quarter of 2006. In the second quarter of 2007 external service expenses, which had been primarily related to the AzaSite clinical trials, preparation of the related NDA and the FDA filing fee in 2006, decreased approximately 73% or $1.2 million. This decrease was partially offset by a 33% increase in R&D personnel costs mainly related to a 10% increase in our R&D headcount to support our analytical, clinical, regulatory and quality functions and the payment of bonuses upon the approval of the AzaSite NDA.

Research and development expenses decreased to $3.9 million from $6.0 for the first six months of 2007 compared to the first six months of 2006. In the first six months of 2007 external service expenses, which had been primarily related to the AzaSite clinical trials, preparation of the related NDA and the FDA filing fee in 2006, decreased approximately 82% or $2.9 million. This decrease was partially offset by a 44% increase in R&D personnel costs including payment of bonuses and a 10% increase in our R&D headcount to support our analytical, clinical, regulatory and quality functions.

Selling, general and administrative.

Selling, general and administrative expenses increased to $2.1 million in the second quarter of 2007 from $1.7 million in the second quarter of 2006. The increase mainly reflects a 94% increase in SG&A personnel costs primarily related to the payment of bonuses upon the approval of the AzaSite NDA. This increase was partially offset by the amortization in the second quarter of 2006 of deferred debt issuance costs related to our short-term Senior Secured Notes issued in December 2005 and January 2006, which were not incurred in the second quarter of 2007.

Selling, general and administrative expenses increased to $3.7 million in the first six months of 2007 from $3.4 million in the first six months of 2006. The increase mainly reflects a 56% increase in SG&A personnel costs primarily related to the payment of bonuses upon the approval of the AzaSite NDA. Additionally, legal costs increased due to the negotiation of the Inspire agreements and support for our SEC filings. This increase was partially offset by a the amortization in 2006 of deferred debt issuance costs related to our short-term Senior Secured Notes issued in December 2005 and January 2006, which were not incurred in the first half of 2007.

Variations in our expenses for the year ended December 31, 2007 will be dependent upon the progress of our AzaSite Plus Phase 3 clinical trials which we anticipate initiating in the second half of 2007. We currently anticipate that our research and development expenses will increase approximately 60% from the levels incurred in the year ended December 31, 2006 as we initiate and monitor the AzaSite Plus Phase 3 clinical trials and conduct additional pre-clinical development related to AzaSite Otic and AzaSite Xtra. We will also continue to make selective additions to our headcount. We anticipate that our selling, general and administrative costs will be consistent with 2006 levels.

Interest and other income, net.

Net interest, other income and expense was an expense of $4,000 in the second quarter of 2007 compared to an expense of $559,000 in 2006. The decrease reflects the repayment in February 2007 of our short-term Senior Secured Notes issued in December 2005 and January 2006 and the corresponding decrease in the interest accrued and accretion of the value of the debt discount related to the warrants issued as part of the note financing.

Net interest, other income and expense was an expense of $104,000 in the six months ended June 30, 2007 compared to an expense of $1.1 million for the six months ended June 30, 2006. This decrease reflects the repayment in February 2007 of our short-term Senior Secured Notes issued in December 2005 and January 2006 and the corresponding decrease in the interest accrued and accretion of the value of the debt discount related to the warrants issued as part of the note financing.

Liquidity and Capital Resources

We have financed our research and development activities and operations primarily through private and public placements of our equity securities, secured notes, convertible debentures and, to a lesser extent, from collaborative agreements and bridge loans. At June 30, 2007, our cash and cash equivalents balance was $18.9 million. It is our policy to invest our cash and cash equivalents in highly liquid securities, such as interest-bearing money market funds, Treasury and federal agency notes and corporate debt.

Our auditors have included an explanatory paragraph in their audit report, included in our Form 10-K for the year ended December 31, 2006, referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern. However, with the additional funding from the upfront license fee and the FDA approval milestone payment paid May 11, 2007 under the Inspire License, and a refund of approximately $767,000 from the FDA related to our AzaSite NDA filing, we believe we will have adequate funds to continue our operations approximately into the third quarter of 2008, assuming no additional revenue.

Net cash provided by operating activities was $24.6 million for the six months ended June 30, 2007. Net cash used in operating activities was $10.5 million for the six months ended June 30, 2006. This shift mainly reflects an increase in deferred revenue from the license fee and milestone payment received in 2007 as part of the Inspire license. Also, cash used in operating activities decreased in 2007 compared to 2006 mainly due to the completion of the AzaSite Phase 3 clinical trials and other activities related to the preparation of the AzaSite NDA and payment of approximately $2.3 million of accounts payable and accrued liabilities in 2006.

Net cash used in investing activities was $633,000 and $62,000 for the six months ended June 30, 2007 and 2006, respectively. These amounts represented payments for leasehold improvements and purchases of equipment.

Net cash used in financing activities was $6.1 million for the six months ended June 30, 2007. The use reflects the repayment of $6.6 million of short-term notes in February 2007. In the first six months of 2007 we also received net proceeds of $485,000 from the exercise of warrants and options and made $5,000 of payments under our capital leases. Net cash provided by financing activities was $7.3 million in the first six months of 2006. In the first half of 2006 we received $5.3 million from the exercise of warrants and options and we received $168,000 from a stockholder as a payment of a note. We also received net proceeds of $1.8 million from the final closing of senior secured notes and made $4,000 of payments under our capital leases.

Our future capital expenditures and requirements will depend on numerous factors, including the progress and results of our clinical testing, research and development programs and preclinical testing, the time and costs involved in obtaining regulatory approvals, Inspire’s ability to successfully commercialize AzaSite, our ability to successfully commercialize any other products that we may launch in the future, our ability to establish additional collaborative arrangements, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in our existing collaborative and licensing relationships, acquisition of new businesses, products and technologies, the completion of commercialization activities and arrangements, and the purchase of additional property and equipment.

Contractual Obligations

As of June 30, 2007, our contractual obligations under notes payable and accrued interest decreased to $0 from $7.3 million at December 31, 2006 due to the repayment all of our outstanding short-term notes payable and accrued interest, and our purchase obligations decreased to approximately $363,000 from $676,000 at December 31, 2006. We believe there have been no other significant changes in our payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates.

We invest our excess cash in investment grade, interest-bearing securities. At June 30, 2007, we had approximately $18.9 million invested in interest bearing operating accounts. While a hypothetical decrease in market interest rates by 10 percent from the June 30, 2007 levels would cause a decrease in interest income, it would not result in a loss of the principal. Additionally, the decrease in interest income would not be material.

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

Risks Relating to Our Business

We may need additional funding, either through equity or debt financings or partnering arrangements that, if available, could be further dilutive to our stockholders and could negatively affect us and our stock price

Our independent registered public accounting firm included an explanatory paragraph in their audit report on our consolidated financial statements for the fiscal year ended December 31, 2006 referring to our recurring operating losses and substantial doubt about our ability to continue as a going concern.

We expect that our cash on hand will enable us to continue operations approximately into the third quarter of 2008, assuming no additional revenue. We may seek substantial additional funding from the issuance of debt or equity securities, additional partnering arrangements or other sources at any time. We cannot assure you that such additional funding will be available on reasonable terms or at all.

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

Our future capital requirements depend upon many factors, including:

•	the amount of royalty revenue we receive under the Inspire License;

•	the progress and results of our preclinical and clinical testing;

•	changes in, or termination of, our existing collaboration or licensing arrangements;

•	our ability to enter into additional collaboration agreements for AzaSite or our other product candidates;

•	the progress of our research and development programs;

•	the initiation and outcome of possible future legal actions;

•	whether we manufacture and market any of our products ourselves;

•	the time and cost involved in obtaining regulatory approvals;

•	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	competing technological and market developments; and

•	the purchase of additional capital equipment.

Our strategy for commercialization of our products requires us to enter into successful arrangements with corporate collaborators

We intend to enter into future partnering and collaborative arrangements with respect to the commercialization of our product candidates, such as AzaSite Plus. However, we cannot assure you that we will be able to enter into such arrangements or that they will be beneficial to us. The success of our partnering and collaboration arrangements will depend upon many factors, including:

•	the progress and results of our preclinical and clinical testing and research and development programs;

•	the time and cost involved in obtaining regulatory approvals;

•	our ability to negotiate favorable terms with potential collaborators;

•	our ability to prosecute, defend and enforce patent claims and other intellectual property rights;

•	the outcome of possible future legal actions; and

•	competing technological and market developments.

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

•	unforeseen safety issues;

•	lack of effectiveness during clinical trials;

•	determination of dosing issues;

•	slower than expected rates of patient recruitment;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of medical investigators to follow our clinical protocols.

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

It is difficult to evaluate our business because we are in an early stage of development and our technology is untested

We are in an early stage of developing our business, particularly with respect to commercializing our products. We only received regulatory approval for AzaSite in April 2007 and do not anticipate any commercial sales of AzaSite until the third quarter of 2007. Before regulatory authorities grant us marketing approval for additional products, we need to conduct significant additional research and development and preclinical and clinical testing. All of our products, including AzaSite Plus, are subject to risks that are inherent to products based upon new technologies. These risks include the risks that our products:

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

We have a history of operating losses and we expect to continue to have losses in the future

We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that did not prove to have commercial potential. As of June 30, 2007, our accumulated deficit was approximately $153.5 million. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties or other revenues from sales of our products. Attaining significant revenue or profitability depends upon our ability, alone or with third parties, to develop our potential products successfully, conduct clinical trials, obtain required regulatory approvals and manufacture and market our products successfully. We may not ever achieve or be able to maintain significant revenue or profitability, including with respect to AzaSite, our leading product.

We may not successfully manage growth

Our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and on our administrative, operational and financial resources. To manage this growth, we will have to expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel, all of which will cause us to incur significant additional expense and may not be accomplished effectively. If we are unable to manage our growth effectively, our business would be harmed.

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

Management and principal stockholders may be able to exert significant control on matters requiring approval by our stockholders

As of July 31, 2007, our management and principal stockholders together beneficially owned approximately 33% of our outstanding shares of common stock. In addition, investors in our March/June 2004 and May 2005 private placements, as a group, owned approximately 13% of our outstanding shares of common stock as of July 31, 2007. If such investors were to exercise the warrants they currently hold, assuming no additional acquisitions, sales or distributions, such investors would own approximately 23% of our outstanding shares of common stock based on their ownership percentages as of July 31, 2007. As a result, these two groups of stockholders, acting together or as individual groups, may be able to exert significant control on matters requiring approval by our stockholders, including the election of all or at least a majority of our Board of Directors, amendments to our charter, and the approval of business combinations and certain financing transactions.

The market prices for securities of biopharmaceutical and biotechnology companies such as ours have been and are likely to continue to be highly volatile due to reasons that are related and unrelated to our operating performance and progress

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances, such as our current financial condition, the audit report included in our annual report on Form 10-K for the year ended December 31, 2006 that included an explanatory paragraph referring to our recurring operating losses and substantial doubt about our ability to continue as a going concern, our ability to obtain new financing, the status of our relationships or proposed relationships with third-party collaborators, our revenues from AzaSite upon its commercialization, the terms of any financing we are able to raise, the results of testing and clinical trials, developments in patent or other proprietary rights of us or our competitors, any litigation regarding the same, technological innovations or new therapeutic products, governmental regulation, or public concern as to the safety of products developed by us or others and general market conditions, concerning us, our competitors or other biopharmaceutical companies, may have a significant effect on the market price of our common stock.

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

INSITE VISION INCORPORATED

Dated: August 10, 2007	by:	/s/ S. Kumar Chandrasekaran, Ph.D.
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