Form 10-Q
period 2007-09-30
INSITE VISION INC
filed 2007-11-09
CIK 802724

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________  to ____________

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act. Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2007
Common Stock, $0.01 par value per share	94,557,422 shares

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

InSite Vision Incorporated
Condensed Consolidated Balance Sheets

(in thousands, share and per share amounts)	September 30, 2007	December 31, 2006

ASSETS	(unaudited)	(1)

Current assets:
Cash and cash equivalents	$15,681	$986
Restricted cash and cash equivalents	75	75
Accounts Receivable	436	—
Inventory	219	—
Prepaid expenses and other current assets	57	817
Total current assets	16,468	1,878

Property and equipment, at cost:
Laboratory and other equipment	1,047	580
Leasehold improvements	288	5
Furniture and fixtures	160	77
	1,495	662
Accumulated depreciation	242	101
	1,253	561
Total assets	$17,721	$2,439

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Short-term notes payable to related parties, unsecured	$—	$35
Short-term notes payable to related parties, secured	—	231
Short-term notes payable, secured	—	6,300
Current portion of capital lease obligation	13	12
Accrued interest	—	702
Accounts payable	829	377
Accrued liabilites	637	381
Accrued compensation and related expense	755	648
Deferred rent	30	6
Deferred revenue	17,359	—
Total current liabilities	19,623	8,692
Capital lease obligation, less current portion	39	49
Total liabilities	19,662	8,741

Stockholders’ deficit:

Preferred stock, $0.01 par vlue, 5,000,000 shares authorized, none issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par vlue, 240,000,0000 shares authorized; 94,557,422 issued and outstanding at September 30, 2007 and 93,284,934 issued and outstanding at December 31, 2006	946	933
Additional paid-in capital	147,016	145,827
Accumulated deficit	(149,903)	(153,062)
Stockholders’ deficit	(1,941)	(6,302)
Total liabilities and stockholders’ deficit	$17,721	$2,439

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2006.

__________________________________________________________
See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2007	2006	2007	2006

Revenue:
Licensing and milestone amortization	$7,440	$—	$14,641	$—
Royalties	436	—	436	—
Other product and service revenue	395	1	740	2
Total	8,271	1	15,817	2

Cost of revenues	450	20	713	26
Gross margin	7,821	(19)	15,104	(24)
Operating expenses:
Research and development(a)	2,707	1,700	6,628	7,651
Selling, general and administrative(a)	1,537	1,372	5,211	4,797
Total	4,244	3,072	11,839	12,448

Income (loss) from operations	3,577	(3,091)	3,265	(12,472)

Interest (expense) and other income, net	(2)	(246)	(106)	(1,315)

Net income (loss)	$3,575	$(3,337)	$3,159	$(13,787)

Net income (loss) per share:
Earnings (loss) per share - basic	$0.04	$(0.04)	$0.03	$(0.16)
Earnings (loss) per share - diluted	$0.04	$(0.04)	$0.03	$(0.16)

Weighted average shares used in per-share calculation:
- Basic	94,551	90,301	94,002	86,964
- Diluted	102,018	90,301	102,871	86,964

(a) Includes the following amounts related to stock
based compensation:
Research and development	$89	$62	$198	$178
Selling, general and administrative	189	141	511	412

__________________________________________________________
See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$3,159	$(13,787)
Adjustment to reconcile net (loss) income to net cash provided by
(used in) operating activities:
Depreciation and amortization	157	58
Amortization of deferred debt issuance costs	22	809
Accretion of debt discount	—	798
Stock-based compensation	709	590
Changes in operating assets and liabilities:
Accounts receivable	(436)	—
Inventories	(219)	—
Prepaid expenses and other current assets	738	58
Accounts payable	452	(1,408)
Accrued interest	(702)	505
Deferred revenue	17,359	—
Other current liabilities	387	(819)
Net cash provided by (used in) operating activities	21,626	(13,196)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(849)	(235)
Net cash provided by (used in) investing activities	(849)	(235)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock from exercise of options, employee
Purchase plan and warrants, net of issuance costs	493	5,341
Issuance of common stock from private placement, net of issuance costs	—	5,839
Note payment received from stockholder	—	168
Issuance of short-term notes payable, net of issuance costs	—	1,805
Repayment of borrowings	(6,566)	—
Payment of capital lease obligation	(9)	(6)
Net cash (used in) provided by financing activities	(6,082)	13,147
Net increase in cash and cash equivalents	14,695	(284)
Cash and cash equivalents at beginning of period	986	4,027
Cash and cash equivalents at end of period	$15,681	$3,743

__________________________________________________________
See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for any future period.

The Company operates in one segment.  Revenues are primarily from the license of AzaSite to Inspire Pharmaceuticals, Inc., or Inspire, located in the United States and all of the Company's long-lived assets are located in the United States.

These condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Revenue Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin, Revenue Recognition, or SAB No. 104. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectibility is reasonably assured. Arrangements with multiple elements are accounted for in accordance with Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company analyzes its multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF 00-21. The Company’s revenues are primarily related to its licensing agreements, and such agreements may provide for various types of payments to the Company, including upfront payments, research funding and related fees during the term of the agreement, milestone payments based on the achievement of established development objectives, licensing fees, and royalties on product sales.

Upfront, non-refundable payments under licensing agreements are recorded as deferred revenue once received and recognized ratably over the period related activities are performed. Revenues from non-refundable milestones are recognized when the earnings process is complete and the payment is reasonably assured. Non-refundable milestone payments related to arrangements under which the Company has continuing performance obligations are recognized as revenue ratably over the period related activities are performed.

Accounts Receivable

Accounts receivable represent amounts due to the Company from its licensor, Inspire. The Company has not recorded a bad debt allowance related to these accounts receivable as the amounts are reasonably expected to be collected. The need for a bad debt allowance is evaluated each reporting period based on the Company's assessment of the collectiblity of its accounts receivable.

Inventory

The Company’s inventories are stated at the lower of cost or market. The cost of the inventory is based on the first-in first-out method. If the cost of the inventory exceeds the expected market value a provision is recorded for the difference between cost and market. At September 30, 2007, our inventory consisted solely of AzaSite finished goods.

Note 2. Stock-Based Compensation

The effect of recording stock-based compensation for the three and nine month periods ended September 30, 2007 was as follows (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Stock-based compensation expense by type of award:
Employee stock options	$252	$202	$670	$573
Employee stock purchase plan	19	—	24	13
Non-employee stock options	7	1	15	4
Total stock-based compensation	$278	$203	$709	$590
Tax effect on stock-based compensation	—	—	—	—
Net effect on net income	$278	$203	$709	$590

Employee Stock-Based Compensation

During the three month periods ended September 30, 2007 and 2006, respectively, the Company granted options to purchase 70,500 and 63,950 shares of common stock with an estimated total grant date fair value of $48,000 and $65,000. Based on the Company’s historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 10% for its options for all periods disclosed. Accordingly, of the $48,000 and $65,000, the Company estimated that the stock-based compensation for the awards not expected to vest was $9,000 and $12,000, respectively. During the three month periods ended September 30, 2007 and 2006, the Company recorded employee stock-based compensation related to all stock options of $252,000 and $202,000, respectively.

During the nine month periods ended September 30, 2007 and 2006, respectively, the Company granted options to purchase 831,000 and 1,483,950 shares of common stock with an estimated total grant date fair value of $818,000 and $1.5 million. Of the $818,000 and $1.5 million, the Company estimated that the stock-based compensation for the awards not expected to vest was $159,000 and $0.3 million, respectively. During the nine month periods ended September 30, 2007 and 2006, the Company recorded employee stock-based compensation related to all stock options of $670,000 and $573,000, respectively.

As of September 30, 2007 and 2006, respectively, the unrecorded deferred stock-based compensation balance related to stock options was $1.9 million and $1.9 million, and will be recognized over an estimate weighted-average amortization period of 1.2 years and 1.5 years.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.3%	5.1%	4.5%	4.6%
Expected term(years)	5	5	5	5
Expected dividends	0.0%	0.0%	0.0%	0.0%
Volatility	73.0%	78.2%	74.2%	78.2%

Employee Stock Purchase Plans

The Company currently has an employee stock purchase plan, adopted in 1994 and amended thereafter (the “Purchase Plan”). The Purchase Plan allows eligible employees to purchase Common Stock at 85% of the lower of the fair market value of the Common Stock on the grant date or the fair market value on the purchase date. The offering period under the Purchase Plan is currently 24 months, and the purchase price is established during each new offering period. Purchases are limited to 10% of each employee’s eligible compensation, subject to certain Internal Revenue Service restrictions. All of the Company’s employees are eligible to participate in the Purchase Plan after certain service periods are met. The fair value of shares purchased under the Purchase Plan is estimated using the Black-Scholes option valuation model and the graded-vesting method with the following weighted-average assumptions for the quarter ended September 30, 2007 and 2006, respectively: risk-free interest rate of 4.3% and 5.1%; volatility factor of 73.0 and 78.2%; and an expected life of 1.5 years. The weighted-average assumptions for the nine month periods ended September 30, 2007 and 2006, respectively: risk-free interest rate of 4.3% and 4.8%; volatility factor of 73.4 and 78.2%; and an expected life of 1.5 years. During the three and nine month periods ended September 30, 2007, the compensation cost in connection with the Purchase Plan was $19,000 and $24,000, respectively. During the three and nine month periods ended September 30, 2006, the compensation cost in connection with the Purchase Plan was $0 and $13,000, respectively. During the three and nine months ended September 30, 2007, 0 and 34,798 shares were issued under the Purchase Plan. During the three and nine months ended September 30, 2006, 0 and 32,464 shares were issued under the Purchase Plan. As of September 30, 2007, 571,161 shares were reserved for issuance under the Purchase Plan. As of September 30, 2007, the unrecorded deferred stock-based compensation balance related to the employee stock purchase plan was $60,000 and will be recognized over an estimated weighted average amortization period of 1.5 years.

Equity Incentive Program

The Company currently grants options under a stock option plan adopted in 1994 and amended thereafter (the “1994 Plan”), that allows for the granting of non-qualified stock options, incentive stock options and stock purchase rights to the Company’s employees, directors, and consultants. Options granted under the plan expire 10 years from the date of grant and become exercisable at such times and under such conditions as determined by the Company’s Board of Directors (generally with 25% vesting after one year and the balance vesting on a daily basis over the next three years of service). Upon termination of the optionee’s service, unexercised vested options generally expire at the end of 90 days. No stock purchase rights or incentive stock options have been granted under the 1994 Plan to date. A summary of activity under the 1994 Plan during the nine months ended September 30, 2007 is as follows:

			Weighted-Average
	Number of	Weighted-Average	Remaining Contractual	Aggregate Intrinsic Value
	shares	Exercise Price	Term (Years)	(in thousands)
Outstanding at December 31, 2006	6,582,878	$1.19
Granted	851,001	1.54
Exercised	(96,192)	0.73
Canceled	(199,949)	2.48
Outstanding at September 30, 2007	7,137,738	$1.21	6.74	$1,733
Options vested and exerciseable and expected to be
exercisable at September 30, 2007	6,852,279	$1.20	6.65	$1,701
Options vested and exerciseable at September 30,
2007	4,587,845	$1.18	5.73	$1,329

At September 30, 2007, the Company had 1,861,191 shares available for grant under the 1994 Plan. The weighted average grant date fair value of options granted during the quarters ended September 30, 2007 and 2006 was $0.68 and $1.51, respectively. The weighted average grant date fair value of options granted during the nine month periods ended September 30, 2007 and 2006 was $0.99 and $1.00, respectively. The total intrinsic value of options exercised during the nine month period ended September 30, 2007 and 2006 was $75,000 and $122,000, respectively.

The following table summarizes information concerning currently outstanding and exercisable options:

				Options Vested and Exercisable at
	Option Outstanding at September 30, 2007			September 30, 2007
		Weighted-Average
					Weighted-
Range of Exercise Prices	Number Outstanding	Contractual Life	Exercise Price	Number Exerisable	Average Exercise Price
$0.41— $0.60	280,750	6.22	$0.41	274,311	$0.41
$0.63— $0.63	1,966,362	7.54	0.63	1,299,301	0.63
$0.64— $1.13	1,902,860	5.46	0.89	1,708,304	0.89
$1.20— $5.88	2,987,766	7.06	1.86	1,305,929	2.27
	7,137,738	6.74	$1.21	4,587,845	$1.18

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended		Nine months ended
	September 30,		September 30,
( in thousands, except per share amounts)	2007	2006	2007	2006
Numerator:
Net income (loss)	$3,575	($3,337)	$3,159	($13,787)

Denominator:
Weighted-average shares outstanding	94,551	90,301	94,002	86,964

Effect of dilutive securities:
Stock options and warrants	7,467	—	8,869	—
Weighted-average shares
outstanding for diluted income (loss)	102,018	90,301	102,871	86,964
Net income (loss) per share:
Basic	$0.04	($0.04)	$0.03	($0.16)
Diluted	$0.04	($0.04)	$0.03	($0.16)

Due to the net loss, net loss per share for the three and nine months ended September 30, 2006 is based on the weighted-average number of common shares only, as the effect of including equivalent shares from stock options and warrants would be anti-dilutive. If the Company had recorded net income, as was the case for the three and nine months ended September 30, 2007, the calculation of earnings per share would have been impacted by the dilutive effect of the outstanding stock options and warrants priced below the market price of the common shares for the three and nine months ended September 30, 2007 and the three and nine months ended September 30, 2006 but would not have been affected by the outstanding stock options and warrants priced above the market price of the common shares at September 30, 2006. The following securities have not been included in the calculation of diluted net loss per share as their inclusion would have been anti-dilutive:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Stock options	3,004,615	5,933,137	2,513,886	5,933,137
Warrants	958,015	17,329,442	958,015	17,329,442
	3,962,630	23,262,579	3,471,901	23,262,579

Note 4. License Agreements

On February 15, 2007, the Company entered into a license agreement for AzaSiteTM with Inspire under which the Company licensed to Inspire exclusive development and commercialization rights in the United States and Canada, for topical anti-infective products containing azithromycin as the sole active ingredient for human ocular or ophthalmic indications. The Company also granted Inspire an exclusive sublicense under the Pfizer patent rights the Company has licensed under the Pfizer License discussed below. Inspire has the right to grant sublicenses under the terms of the Inspire License.

Inspire paid the Company an upfront license fee of $13 million and on May 11, 2007 paid an additional $19 million upon regulatory approval by the U.S. FDA. Inspire also pays the Company a royalty on net sales of AzaSite in the United States and Canada. The royalty rate will be 20% of net sales in the first two years of commercialization and 25% thereafter. Inspire is obligated to pay the Company royalties under the Inspire License for the longer of (i) eleven years from the launch of the first product, and (ii) the period during which a valid claim under a patent exists. For five years after the first year of commercial sale, Inspire will pay the Company certain tiered minimum royalties. The royalties discussed above are subject to certain reductions in the event of patent invalidity, generic competition, uncured material breach or in the event that Inspire is required to pay license fees to third parties for the continued use of AzaSite.

The Company also entered into a supply agreement, or the Supply Agreement, with Inspire on February 15, 2007 for the active pharmaceutical ingredient azithromycin. The Company had previously entered into a third-party supply agreement for the production of such active ingredient.

The Company used approximately $7.3 million of the upfront license fee it received under the Inspire License to fully repay its secured and unsecured short-term notes payable and the related interest.

The Company is recognizing the upfront license fee of $13 million, and milestone payment of $19 million, ratably over the period that the Company is required to continue to provide services under the license, which is expected to be until the second quarter of 2008, under the contingency-adjusted performance model of revenue recognition. During the quarter and nine months ended September 30, 2007, the Company recognized $7.4 million and $14.6 million of the license fee and milestone payment as revenue.

In August 2007, Inspire commercially launched AzaSite in the United States. Correspondingly, during the quarter and nine month period ended September 30, 2007, the Company recognized $436,000 of net royalties related to the sales of AzaSite by Inspire, based on a royalty report provided by Inspire subsequent to September 30, 2007. Additionally, during the quarter and nine month period ended September 30, 2007, the Company recognized $395,000 and $740,000, respectively, of revenue from Inspire for the sales of the active ingredient under the Supply Agreement, sale of AzaSite inventory and for contract services provided.

On February 15, 2007, the Company entered into a worldwide, exclusive, royalty-bearing license agreement with Pfizer Inc. under Pfizer’s patent family titled “Method of Treating Eye Infections with Azithromycin” for ocular anti-infective product candidates known as AzaSite and AzaSite PlusTM (the “Pfizer License”). Under the Pfizer License, the Company is required to pay Pfizer a single digit royalty based on net sales of the licensed products and to use reasonable commercial efforts to seek regulatory approval for and market licensed products. The Pfizer License provides the Company the right to grant sublicenses thereunder, subject to Pfizer's prior approval, which approval shall not be unreasonably withheld. Pfizer approved the sublicense granted to Inspire. Based on the royalty report provided by Inspire subsequent to September 30, 2007, the Company accrued third-party royalties due under the Pfizer License.

Note 5. Short-term Notes Payable to Related Parties, Unsecured

In 2003, the Company issued a series of short-term unsecured notes payable to members of the Board of Directors, senior management and other employees of the Company for cash. As of December 31, 2006, $35,000 remained outstanding. These notes bore interest at a rate of two percent (2%) per anum. In February 2007, these notes were repaid in full.

Note 6. Short-term Notes Payable to Related Parties, Secured

In 2003, the Company issued short-term senior secured notes payable to an officer who is also a member of the Board of Directors and to an affiliate of a member of senior management for cash. The notes, along with the notes described in Note 7, were secured by a lien on substantially all of the assets of the Company, including the Company’s intellectual property, other than certain equipment secured by the lessor of such equipment. The Company had $231,000 of these short-term secured notes payable to related parties outstanding at December 31, 2006. In February 2007, these notes were repaid in full.

Note 7. Short-term Notes Payable, Secured

In 2005 and 2006, the Company issued a total of $6,300,000 of short-term senior secured notes payable and warrants to purchase 1,260,000 shares of Common Stock at an exercise price of $0.82 per share. The Company also issued warrants to purchase 200,000 shares of Common Stock at an exercise price of $0.82 per share to the placement agent engaged for such financing.

These notes, and the senior secured notes described in Note 6, were secured by a lien on all of the assets of the Company, including the Company’s intellectual property. These notes bore interest at a rate of ten percent (10%) and had an original maturity date of June 30, 2006, which maturity date was extended for an additional six months at an interest rate of twelve percent (12%). In February 2007, these notes were repaid in full.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at December 31, 2006 or at September 30, 2007, and has not recognized interest and/or penalties in the statement of operations for the third quarter of 2007. The Company is not currently under federal, state or foreign income tax examination.

The adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows. At January 1, 2007, the Company had net deferred tax assets of $59.8 million. The deferred tax assets are primarily composed of federal and state tax net operating loss carryfowards and federal and state R&D credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the Company’s net deferred tax asset. Additionally, the future utilization of the Company’s net operating loss and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred, however, the Company plans to complete a Section 382/383 analysis regarding the limitation of the net operating losses and research and development credits. When this analysis is completed, the Company plans to update its unrecognized tax benefits under FIN 48. Therefore, the Company expects that the unrecognized tax benefits may change within 12 months of this reporting date. At this time, the Company cannot estimate how much the unrecognized tax benefits may change. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, changes in the Company’s unrecognized tax benefits will not impact its effective tax rate for the foreseeable future.

The provision of income taxes is determined using an estimated annual effective tax rate. The Company’s effective rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions management uses to estimate the annual effective tax rate. The effective income tax rate was 0.0% in the third quarter and in the first nine months of 2007 due to the use of previously generated net operating losses. There was no provision for income taxes for the third quarter and the first nine months of 2006 due to the Company’s net operating losses.

Note 9. Common Stockholders Equity

In the first nine months of 2007, the Company received approximately $403,000, net of approximately $10,000 of fees, from the exercise of warrants to purchase 568,211 shares of Common Stock issued as part of private placements. In addition, warrants to purchase 921,328 shares of Common Stock were exercised as cashless warrant exercises resulting in the issuance of 573,287 net shares. The Company also received approximately $69,000 from the exercise of 96,192 options issued to employees and approximately $21,000 from the issuance of 34,798 shares acquired under the employee stock purchase plan.

The following table shows the detail of outstanding warrants as of September 30, 2007. All of the outstanding warrants, except for those issued in March and June, 2004, with an exercise price of $0.75, have cashless exercise provisions.

Date Issued	Warrants Shares	Exercise Price	Expiration Date	Cash if Converted
September 22, 2003	81,967	$0.61	September 21, 2008	$50,000
March 26, 2004	989,401	0.75	March 25, 2009	742,051
June 14, 2004	7,414,569	0.75	June 13, 2009	5,560,927
June 14, 2004	351,640	0.55	June 13, 2009	193,402
May 26, 2005	3,818,175	0.63	May 25, 2010	2,414,996
May 26, 2005	366,136	0.63	May 25, 2010	231,581
December 30, 2005	860,000	0.82	December 29, 2010	705,200
December 30, 2005	110,000	0.82	December 29, 2010	90,200
January 11,2006	390,000	0.82	January 10, 2011	319,800
August 16, 2006	958,015	1.51	August 15, 2011	1,446,603
Total	15,339,903			$11,754,760
Average exercise price per share				$0.77

Note 10. Note Receivable From Stockholder

In May 2000, the Company issued loans to the Company’s President, Chief Executive Officer and Chairman of the Board, related to his exercise of 126,667 shares of options to acquire common stock. The loans were full recourse and had an interest rate of 7% per annum. In January 2006, these notes, which had a balance of $168,000 at December 31, 2005, were repaid in full.

Note 11. Subsequent Event

On October 15, 2007, the Company’s stockholders approved the InSite Vision Incorporated 2007 Performance Incentive Plan, or the 2007 Plan. Additionally, the stockholders approved an amended and restated version of the Company’s Employee Stock Purchase Plan, or the ESPP.

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

Overview

Historically we have been an ophthalmic product development company focused on ophthalmic pharmaceutical products based on our proprietary DuraSite® drug delivery technology. Beginning in 2007, we have begun to expand beyond ophthalmic products to other topical anti-infectives, including for the treatment of ear infections.

We are focusing our research and development and commercial efforts on the following:

• AzaSite (ISV-401), a DuraSite formulation of azithromycin, to serve as a broad spectrum ocular antibiotic;
• AzaSite Plus (V-502), a DuraSite formulation of azithromycin and a corticosteroid for ocular inflammation and infection;
• AzaSite Otic™ (ISV-016), a DuraSite formulation of azithromycin and a corticosteroid under development for the treatement of bacterial infections of the ear (otic); and
• AzaSite Xtra™ (ISV-405), a DuraSite formulation of azithromycin under development for the treatment of ocular infection.

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

In August 2007, Inspire commercially launched AzaSite in the United States pursuant to their license of the product after approval from the U.S. Food and Drug Administration, or FDA, of the AzaSite New Drug Application, or NDA, in April 2007. This FDA approval triggered the $19 million milestone payment to us under the Inspire license. Additionally, we recorded royalties on Inspire’s 2007 third quarter sales based on a royalty report provided by Inspire after September 30, 2007 and accrued related royalties due to our licensors, primarily Pfizer.

On February 15, 2007, we entered into a worldwide, exclusive, royalty-bearing licensing agreement with Pfizer for ocular anti-infective product candidates known as AzaSite and AzaSite Plus under Pfizer’s patent family titled “Method of Treating Eye Infections with Azithromycin”, or the Pfizer License. Under the Pfizer License, we are required to pay Pfizer a single digit royalty based on net sales of the licensed products and to use reasonable commercial efforts to seek regulatory approval for and market licensed products.

On February 15, 2007, we entered into a license agreement, or the Inspire License, with Inspire, under which we licensed to Inspire exclusive development and commercialization rights, under our AzaSite patent rights in the United States and Canada, for topical anti-infective products containing azithromycin as the sole active ingredient for human ocular or ophthalmic indications. We also granted Inspire an exclusive sublicense under the Pfizer License. Inspire has the right to grant sublicenses under the terms of the Inspire License.

Upon the closing of the Inspire License, Inspire paid us an upfront license fee of $13 million and paid us an additional $19 million upon our receipt of FDA approval in April 2007. Inspire is also obligated to pay a royalty on net sales of 20% in the first two years of commercialization and 25% thereafter. Inspire is obligated to pay us royalties under the Inspire License for the longer of (i) eleven years from the launch of the first product and (ii) the period during which a valid claim under a patent licensed from us exists. For five years after the first year of commercial sale, Inspire is required to pay us the greater of the running royalty discussed above and certain tiered minimum royalties. The royalties discussed above are subject to certain reductions in the event of patent invalidity, generic competition, uncured material breach or in the event that Inspire is required to pay license fees to third parties for the continued use of such Subject Product. Such reductions are cumulative but will in no event fall below a low single digit royalty based on applicable net sales. There are certain permitted offsets against both running royalties and minimum royalties which are not subject to a floor amount. In the event of a substantial reduction in our royalty rate, our royalties under the Inspire License could fall below our royalty obligations to Pfizer and other parties related to the products licensed to Inspire.

Under the Inspire License, we are responsible for obtaining regulatory approval of AzaSite in Canada.

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

In February 2007, we announced that the preliminary safety data indicated that AzaSite Plus was well tolerated. No serious adverse events were reported. Treatment-related ocular adverse events were minimal in frequency and equivalent between the two groups. There were no significant differences in intraocular pressure between the AzaSite Plus group and placebo group after 14 days of treatment. Inspire formally exercised its exclusive option to negotiate the terms for licensing AzaSite Plus in the United States, however, the parties agreed not to pursue a formal deal regarding AzaSite Plus. Accordingly, we are free to seek future licensing agreements regarding AzaSite Plus with potential partners of our choice, including Inspire.

AzaSite Otic (ISV-016). We are in the early stages of developing AzaSite Otic for ear infections.  The primary indication is for acute otitis media with tympanostomy tubes.  Otitis media is an infection of the middle ear usually caused by an infection that spreads from a sore throat, cold or respiratory problem. It is one of the most common childhood illnesses and can cause significant pain and discomfort.  AzaSite Otic is being developed with both azithromycin and dexamethasone and is formulated with DuraSite.  Ongoing technical feasibility studies have been successful. We plan to begin a Phase 1 clinical trial for AzaSite Otic in mid 2008.

AzaSite Xtra (ISV-405). We are also in the early stages of developing AzaSite Xtra which is a product candidate to be developed with a higher percentage of azithromycin as part of the formulation than with AzaSite.  We are currently pursuing additional testing to determine the most optimal concentration for AzaSite Xtra, designed to treat ocular bacterial infections. AzaSite Xtra is being developed primarily to address markets outside of the United States.

Revenue and Net Income. During the three and nine month periods ended September 30, 2007 our revenue and net income were derived primarily from the amortization of the $13.0 million license fee and $19.0 million milestone payment received from Inspire as well as royalties under the Inspire License. Prior to such periods, we were generally unprofitable due to our focus on research and development efforts, including preclinical studies, clinical trials and manufacturing of our product candidates, which activities produced little or no revenue. We have financed our research and development activities and operations primarily through private and public placements of our equity securities, issuance of convertible debentures and, to a lesser extent, from collaborative agreements and bridge loans.

Results of Operations

Revenues.

We had total revenues in the third quarters of 2007 and 2006 of $8.3 million and $1,000, respectively, and $15.8 million and $2,000 for the nine months ended September 30, 2007 and 2006, respectively. $7.4 million and $14.6 million of the revenues in the quarter and nine months ended September 30, 2007, respectively, represented the amortization of the license fee and milestone payment for AzaSite that we received from Inspire. $436,000 of the revenues in the quarter and nine months ended September 30, 2007 represented net royalties from the sale of AzaSite by Inspire, which were reported to us by Inspire after September 30, 2007. The remainder of our 2007 revenues represented sales of materials to Inspire under the Supply Agreement, sales of our AzaSite finished good inventory to Inspire and contract services provided to Inspire related to their AzaSite activities.

Cost of revenues.

Cost of revenues was $450,000 and $20,000 in the third quarters of 2007 and 2006, respectively, and $713,000 and $26,000 for the nine months ended September 30, 2007 and 2006, respectively. Cost of revenues for the quarter and nine month periods ended September 30, 2007 reflects royalties accrued for third parties including Pfizer, based on royalty reports provided to us by Inspire after September 30, 2007, the cost of the azithromycin supplied to Inspire under the Supply Agreement and the cost of the AzaSite inventory sold to Inspire. Cost of revenues in the quarter and nine months ended September 30, 2006 reflects cost of OcuGene tests performed as well as the cost of OcuGene sample collection kits distributed for use.

Research and development.

Research and development, of R&D, expenses were $2.7 million during the third quarter of 2007 and $1.7 million during the third quarter of 2006. In the third quarter of 2007 external service expenses, which had been primarily related to support of the AzaSite NDA in 2006, increased approximately 133% or $0.6 million. This increase is mainly related to the support of a physician sponsored study of AzaSite Plus to aid in the determination of the proposed protocol for the upcoming Phase 3 trials. R&D expenses also increased due to a 31% increase in R&D personnel costs mainly related to a 14% increase in our R&D headcount to support our analytical, clinical, regulatory and quality functions.

R&D expenses decreased to $6.6 million from $7.7 million for the first nine months of 2007 compared to the first nine months of 2006. In the first nine months of 2007 external service expenses decreased approximately 49% or $1.6 million. In 2006 our external activities had been primarily related to the AzaSite clinical trials, preparation of the related NDA and the FDA filing fee. In 2007 our external service activities primarily included production of AzaSite process validation batches and AzaSite Plus preclinical and clinical activities. This decrease was partially offset by a 39% increase in R&D personnel costs and a 14% increase in our R&D headcount to support our formulatons, analytical, clinical, regulatory and quality functions.

Selling, general and administrative.

Selling, general and administrative, or SG&A, expenses increased to $1.5 million in the third quarter of 2007 from $1.4 million in the third quarter of 2006. The increase mainly reflects a 31% increase in SG&A personnel costs primarily related to salary increases and a 13% increase in SG&A headcount.

SG&A expenses increased to $5.2 million in the first nine months of 2007 from $4.8 million in the first nine months of 2006. The increase mainly reflects a 48% increase in SG&A personnel costs primarily related to the payment of bonuses upon the approval of the AzaSite NDA, salary increases and a 13% increase in SG&A headcount. Additionally, legal costs increased due to the negotiation of the Inspire agreements and support for our SEC filings. This increase was partially offset by the amortization in 2006 of deferred debt issuance costs related to our short-term senior secured notes issued in December 2005 and January 2006, which were not incurred in the first half of 2007.

Our operating expenses for the year ended December 31, 2007 will be dependent upon the progress of our AzaSite Plus Phase 3 clinical trials which we anticipate initiating in late 2007. We currently anticipate that our R&D expenses will increase from the levels incurred in the year ended December 31, 2006 as we initiate and monitor the AzaSite Plus Phase 3 clinical trials and conduct additional pre-clinical development related to AzaSite Otic and AzaSite Xtra. We will also continue to make selective additions to our headcount. We anticipate that our selling, general and administrative costs will be consistent with 2006 levels.

Interest (expense) and other income, net.

Net interest (expense) and other income was $(2,000) in the third quarter of 2007 compared to $(246,000) in 2006. The decrease reflects the repayment in February 2007 of our short-term senior secured notes issued in December 2005 and January 2006 and the corresponding decrease in the interest accrued and accretion of the value of the debt discount related to the warrants issued as part of the note financing.

Net interest (expense) and other income was $(106,000) in the nine months ended September 30, 2007 compared $(1.3 million) for the nine months ended September 30, 2006. This decrease reflects the repayment in February 2007 of our short-term senior secured notes issued in December 2005 and January 2006 and the corresponding decrease in the interest accrued and accretion of the value of the debt discount related to the warrants issued as part of the note financing.

Liquidity and Capital Resources

We have financed our research and development activities and operations primarily through private and public placements of our equity securities, secured notes, convertible debentures and, to a lesser extent, from collaborative agreements and bridge loans. At September 30, 2007, our cash and cash equivalents balance was $15.7 million. It is our policy to invest our cash and cash equivalents in highly liquid securities, such as interest-bearing money market funds, Treasury and federal agency notes and corporate debt.

Our auditors have included an explanatory paragraph in their audit report, included in our Form 10-K for the year ended December 31, 2006, referring to our recurring operating losses and a substantial doubt about our ability to continue as a going concern. However, with the additional funding from the upfront license fee, the FDA approval milestone payment and royalties received under the Inspire License, and a refund of approximately $767,000 from the FDA related to our AzaSite NDA filing, we believe we will have adequate funds to continue our operations approximately into the fourth quarter of 2008.

Net cash provided by operating activities was $21.6 million for the nine months ended September 30, 2007. Net cash used in operating activities was $13.2 million for the nine months ended September 30, 2006. This shift mainly reflects an increase in deferred revenue from the license fee and milestone payment received in 2007 as part of the Inspire License. Also, cash used in operating activities decreased in 2007 compared to 2006 mainly due to the completion of the AzaSite Phase 3 clinical trials and other activities related to the preparation of the AzaSite NDA and payment of approximately $2.2 million of accounts payable and accrued liabilities in 2006.

Net cash used in investing activities was $849,000 and $235,000 for the nine months ended September 30, 2007 and 2006, respectively. These amounts represented payments for leasehold improvements and purchases of equipment.

Net cash used in financing activities was $6.1 million for the nine months ended September 30, 2007. The use reflects the repayment of $6.6 million of short-term notes in February 2007. In the first nine months of 2007 we also received net proceeds of $493,000 from the exercise of warrants and options and made $9,000 of payments under our capital leases. Net cash provided by financing activities was $13.1 million in the first nine months of 2006. In the first nine months of 2006 we received $5.3 million from the exercise of warrants and options, we received $5.8 million, net of issuance costs, from the issuance of common stock from a private placement and we received $168,000 from a stockholder as a payment of a note. We also received net proceeds of $1.8 million from the final closing of senior secured notes and made $6,000 of payments under our capital leases.

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

Contractual Obligations

As of September 30, 2007, our contractual obligations under notes payable and accrued interest decreased to $0 from $7.3 million at December 31, 2006 due to the repayment all of our outstanding short-term notes payable and accrued interest, and our purchase obligations primarily for future services decreased to approximately $326,000 from $676,000 at December 31, 2006. We believe there have been no other significant changes in our payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates.

We invest our excess cash in investment grade, interest-bearing securities. At September 30, 2007, we had approximately $15.7 million invested in interest bearing operating accounts. While a hypothetical decrease in market interest rates by 10 percent from the September 30, 2007 levels would cause a decrease in interest income, it would not result in a loss of the principal. Additionally, the decrease in interest income would not be material.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Form 10-Q (the “Evaluation Date”). Based on that evaluation, such officers concluded that our disclosure controls and procedures were effective as of the Evaluation Date in providing them with material information relating to us in a timely manner, as required to be disclosed in the reports we file under the Exchange Act.

(b) Changes in internal control over financial reporting. There was no change in the Company's internal control over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and in Part II, Item 1A of our most recent Quarterly Report on Form 10-Q.

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

We expect that our cash on hand will enable us to continue operations at least into the fourth quarter of 2008, assuming no new sources of revenue and no additional efforts to reduce costs. We may seek substantial additional funding from the issuance of debt or equity securities, additional partnering arrangements or other sources at any time. While our intent is not to enter into a dilutive financing at that time, we cannot assure you that such additional funding will be available on reasonable terms or at all.

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

Our future capital requirements depend upon many factors, including:

▪	the amount of royalty revenue we receive under the Inspire License;

▪	the progress and results of our preclinical and clinical testing;

▪	changes in, or termination of, our existing collaboration or licensing arrangements;

▪	our ability to enter into additional collaboration or licensing agreements for AzaSite and our other product candidates;

▪	the progress of our research and development programs;

▪	the initiation and outcome of possible future legal actions;

▪	whether we manufacture and market any of our products ourselves;

▪	the time and cost involved in obtaining regulatory approvals;

▪	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

▪	competing technological and market developments; and

▪	the purchase of additional capital equipment.

Our strategy for commercialization of our products requires us to enter into successful arrangements with corporate collaborators

We generally intend to enter into future partnering and collaborative arrangements with respect to the commercialization of our product candidates, such as AzaSite Plus. However, we cannot assure you that we will be able to enter into such arrangements or that they will be beneficial to us. The success of our partnering and collaboration arrangements will depend upon many factors, including:

▪	the progress and results of our preclinical and clinical testing and research and development programs;

▪	the time and cost involved in obtaining regulatory approvals;

▪	our ability to negotiate favorable terms with potential collaborators;

▪	our ability to prosecute, defend and enforce patent claims and other intellectual property rights;

▪	the outcome of possible future legal actions; and

▪	competing technological and market developments.

We may not be able to conclude arrangements with third parties to support the commercialization of our products on acceptable terms, or at all.

The commercial success of our products is dependent on the diligent efforts of our corporate collaborators

Because we generally rely on third parties for the marketing and sale of our products, revenues that we receive will be highly dependent on the efforts of these third parties, particularly Inspire. These partners may terminate their relationships with us and may not diligently or successfully market or sell our products. These partners may also pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors. In addition, marketing consultants and contract sales organizations that we may use in the future for our products may market products that compete with our products and we must rely on their efforts and ability to market and sell our products effectively.

Inspire’s failure to successfully market and commercialize AzaSite would negatively impact our future revenues

In February 2007, we entered into the Inspire License where we exclusively licensed AzaSite to Inspire in the United States and Canada, or the Territory. Inspire has assumed full control of all sales and marketing activities for AzaSite and other subject products in the U.S. Accordingly, our royalty revenue on the net sales of AzaSite in the U.S., and upon approval, in Canada, will be entirely dependent on the actions, efforts and success of Inspire, over whom we have little or no control. The commercial success of AzaSite will depend on a number of factors, including:

▪	the scope of Inspire’s launch of AzaSite in the United States;

▪	effectiveness and extent of Inspire’s promotional, sales and marketing efforts;

▪	Inspire’s ability to build, train and retain an effective sales force;

▪	Inspire’s ability to successfully sell AzaSite to physicians and patients;

▪	Inspire’s pricing decisions regarding AzaSite;

▪	competitors’ ability to market and sell current or future competing products;

▪	patient and physician satisfaction with existing alternative products;

▪	prevalence and severity of adverse side effects;

▪	the perceived efficacy of AzaSite relative to other available products;

▪	coverage and reimbursement under Medicare and other governmental or privately sponsored insurance plans;

▪	duration of market exclusivity of AzaSite;

▪	pricing and availability of alternative products, including generic or over-the-counter products; and

▪	shifts in the medical community to new treatment paradigms or standards of care.

Our license of AzaSite to Inspire may not be profitable for us

Under the Inspire License, Inspire is responsible for all commercialization activities for AzaSite and other subject products, and we are entitled to receive royalties on the net sales of AzaSite and other subject products. Inspire’s obligation to pay us royalties expires upon the later of eleven years from the launch of the first product, and the period during which a valid claim under one of our licensed patents covers a subject product, in the United States and Canada. While we are entitled to minimum royalty payments from Inspire for five years after the first year of a commercial sale, such minimum royalty payments will not be sufficient for us to cover our operating expenses, and we are dependent on Inspire’s sales and marketing efforts for AzaSite in order for us to receive royalties in excess of these minimum amounts. In addition, our royalties are subject to a cumulative reduction in the event of patent invalidity, generic competition, uncured material breach or in the event that Inspire is required to pay license fees to third parties for the continued use of AzaSite. These cumulative reductions could result in us receiving low single digit royalties on net sales of AzaSite and other subject products. Generic competition, over which we have no control, could also result in substantial reductions to our royalties under the Inspire License. In the event of generic competition, our royalty rate is reduced based on the economic impact to Inspire of such generic competition, potentially down to a low single digit royalty. We could ultimately lose money under the Inspire License in the event of a substantial reduction in our royalty rate combined with our royalty obligations to Pfizer and other parties related to the products licensed to Inspire.

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

Inspire has limited experience in sales and marketing of pharmaceutical products

We are dependent upon Inspire to market and sell AzaSite in the United States and Canada. Inspire has only recently established its sales force and did not have a sales organization prior to 2004. Inspire has expanded its sales force significantly in order to successfully market and sell AzaSite. Inspire has disclosed that it has encountered difficulties and incurred substantial expenses in maintaining its sales force. Inspire may encounter similar or new problems in the future related to maintaining and growing its sales force that could have a negative impact on sales of AzaSite. We have no control over how Inspire manages and operates its sales force. In addition, there is no guarantee that Inspire can effectively compete for sales personnel or sales of AzaSite with our competitors that currently have more extensive, more experienced and better funded marketing and sales operations.

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

The discovery of any new or more severe side effects or negative efficacy findings for AzaSite could significantly harm our business

While the safety of AzaSite for patients has been studied in clinical trials with generally mild side-effects to date, Inspire is compiling any side-effect data reported from AzaSite’s commercial use. There can be no assurance that additional or more severe side effects or negative efficacy findings may not be discovered based on required reporting of adverse events regarding AzaSite, any of which could severely harm our business and result in one or more of the following regulatory events:

▪	a voluntary or involuntary recall or market withdrawal of AzaSite;

▪	labeling changes such as restriction on intended uses, contraindications, warnings, precautions, or adverse reactions that would limit AzaSite’s market potential

▪	a ‘boxed’ warning in the label;

▪	imposition of post-marketing surveillance studies or risk management programs;

▪	distribution restrictions; and

▪	adverse publicity.

In addition, one or more of the above factors would also have the potential to negatively impact our ability to obtain regulatory approval for AzaSite in other countries in which we are seeking to commercialize AzaSite.

If we fail to enter into future collaborations or our current collaborations are terminated, we will need to enter into new collaborations or establish our own sales and marketing organization

We may not be able to enter into or maintain collaborative arrangements with third parties. If we are not successful in entering into future collaborations or maintaining our existing collaborations, particularly with Inspire, we may be required to find new corporate collaborators or establish our own sales and marketing organization. We have no experience in sales, marketing or distribution and establishing such an organization will be costly. Moreover, there is no guarantee that our sales and marketing organization would be successful once established. If we are unable to enter into additional collaboration or successfully market our products ourselves, our revenues and financial results would be significantly harmed.

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

Clinical trials are expensive, time-consuming and difficult to design and implement and it is unclear whether the results of such clinical trials will be favorable

We have completed Phase 1 clinical trials for our AzaSite Plus product candidate. Human clinical trials for our product candidates are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials for AzaSite Plus and any other product candidates may take several years to complete. Furthermore, we could encounter problems that cause us to abandon or repeat clinical trials, further delaying or preventing the completion of such trials. The commencement and completion of clinical trials may be delayed or terminated due to several factors, including:

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

We depend on third parties in the conduct of our proprietary product candidate clinical trials and any failure of those parties to fulfill their obligations could adversely affect our development and commercialization plans

We depend on independent clinical investigators, contract research organizations and other third party service providers and our collaborators in the conduct of clinical trials for our proprietary product candidates. We rely heavily on these parties for successful execution of our clinical trials but do not control many aspects of their activities. For example, the investigators are not our employees. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates.

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

We may require additional licenses or be subject to expensive and uncertain patent litigation in order to sell AzaSite in the United States and/or Europe

A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with our technologies or patent applications. As is not unusual in the pharmaceutical and biotech industry, from time to time we receive notices from third parties alleging various challenges to our patent rights, and we investigate the merits of each allegation that we receive. Such conflicts, if proven, could invalidate our issued patents, limit the scope of the patents, if any, we may be able to obtain, result in the denial of our patent applications or block our rights to exploit our technology. If the U.S. Patent and Trademark Office, or USPTO, or foreign patent agencies have issued or issue patents that cover our activities to other companies, we may not be able to obtain licenses to these patents at all, or at a reasonable cost, or be able to develop or obtain alternative technology. If we do not obtain such licenses, we could encounter delays in or be precluded altogether from introducing products to the market.

We may need to litigate in order to defend against claims of infringement by others, to enforce patents issued to us or to protect trade secrets or know-how owned or licensed by us. Litigation could result in substantial cost to and diversion of effort by us, which may harm our business, prospects, financial condition, and results of operations. Such costs can be particularly harmful to companies such as ours without significant existing revenue streams or cash resources. We have also agreed to indemnify our licensees against infringement claims by third parties related to our technology, which could result in additional litigation costs and liability for us. In addition, our efforts to protect or defend our proprietary rights may not be successful or, even if successful, may result in substantial cost to us, thereby utilizing our limited resources for purposes other than product development and commercialization.

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

We also depend upon unpatented trade secrets to maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. Our trade secrets may also be disclosed, and we may not be able to protect our rights to unpatented trade secrets effectively. To the extent that we, our consultants or our research collaborators use intellectual property owned by others, disputes also may arise as to the rights in related or resulting know-how and inventions.

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

It is difficult to evaluate our business because we are in an early stage of development and our technology is untested

We are in an early stage of developing our business, particularly with respect to commercializing our products. We received regulatory approval for AzaSite in April 2007 and commercial sales of AzaSite began in the third quarter of 2007. Before regulatory authorities grant us marketing approval for additional products, we need to conduct significant additional research and development and preclinical and clinical testing. All of our products, including AzaSite Plus, are subject to risks that are inherent to products based upon new technologies. These risks include the risks that our products:

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

Therefore, our research and development activities, including AzaSite Plus, may not result in any commercially viable products.

We are dependent upon key employees and we may not be able to retain or attract key employees, and our ability to attract and retain key employees could be harmed by our current financial situation

We are highly dependent on Dr. S. Kumar Chandrasekaran, who is our chief executive officer and president, and Dr. Lyle Bowman, our vice president, development and operations. The loss of services from either of these key personnel might significantly delay or prevent the achievement of planned development objectives. We carry a $1.0 million life insurance policy on Dr. Chandrasekaran under which we are the sole beneficiary, however in the event of the death of Dr. Chandrasekaran such policy would be unlikely to fully compensate us for the hardship and expense in finding a successor such a loss would cause us. We do not carry a life insurance policy on Dr. Bowman. Furthermore, a critical factor to our success will be recruiting and retaining qualified personnel. Competition for skilled individuals in the biotechnology business is highly intense, and we may not be able to continue to attract and retain personnel necessary for the development of our business. Our ability to attract and retain such individuals may be reduced by our current financial situation and our past reductions in force. The loss of key personnel, the failure to recruit additional personnel or to develop needed expertise would harm our business.

We have a history of operating losses and we expect to continue to have losses in the future

We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that did not prove to have commercial potential. As of September 30, 2007, our accumulated deficit was approximately $149.9 million. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties or other revenues from sales of our products. Attaining significant revenue or profitability depends upon our ability, alone or with third parties, to develop our potential products successfully, conduct clinical trials, obtain required regulatory approvals and manufacture and market our products successfully. We may not ever achieve or be able to maintain significant revenue or profitability, including with respect to AzaSite, our lead product which has recently been commercially launched in the United States.

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

The FDA’s policies may change and additional government regulations may be promulgated which could prevent or delay regulatory approval of our potential products. Moreover, increased attention to the containment of health care costs in the United States could result in new government regulations that could harm our business. Adverse governmental regulation might arise from future legislative or administrative action, either in the United States or abroad. See “Uncertainties regarding healthcare reform and third-party reimbursement may impair our ability to raise capital, form collaborations and sell our products.”

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

Under the Inspire License, we will be the supplier of azithromycin to Inspire for the manufacture of AzaSite in the United States and Canada. If our supply becomes interrupted this will also interrupt the supply of the drug to Inspire until either of the companies are able to obtain a new supplier. While we are required to maintain a certain level of inventory of the raw material to support Inspire’s manufacturing needs, this amount may not be sufficient to prevent an interruption in the availability of the product and would harm our ability to receive royalties. In the event of a disruption in our supply of azithromycin to Inspire, Inspire is entitled to use a secondary source at our expense.

In addition, certain of the raw materials we use in formulating our DuraSite drug delivery system are available only from Lubrizol Advanced Materials, Inc., or Lubrizol. Although we do not have a current supply agreement with Lubrizol, we have not encountered any difficulties obtaining necessary materials from them. Any significant interruption in the supply of these raw materials could delay our clinical trials, product development or product sales, including sales of AzaSite, and could harm our business.

We have no experience in commercial manufacturing and if contract manufacturing is not available to us or does not satisfy regulatory requirements, we will have to establish our own regulatory compliant manufacturing capability and may not have the financial resources to do so

We have no experience manufacturing products for Phase 3 and commercial purposes at our own facility. We have a pilot facility licensed by the State of California to manufacture a number of our products for Phase 1 and Phase 2 clinical trials but not for late stage clinical trials or commercial purposes. Any delays or difficulties that we may encounter in establishing and maintaining a relationship with qualified manufacturers to produce, package and distribute our finished products may harm our clinical trials, regulatory filings, market introduction and subsequent sales of our products.

We have a commercial manufacturing agreement with Catalent for an initial four-year period. Under the Inspire License we will assist Inspire in establishing its own commercial manufacturing agreement with Catalent for production of AzaSite. Other commercial manufacturers exist and we currently believe that we, or Inspire, could obtain alternative commercial manufacturing services if required. However, qualification of another manufacturer, transfer of the manufacturing process and regulatory approval of such a site would be costly and time consuming and would adversely impact Inspire’s potential market introduction and subsequent sales of AzaSite, which would impact our potential royalty revenues. Catalent’s facility, production line and process that will be used to produce the AzaSite units may be subject to inspection by the FDA at any time. While we believe Catalent is prepared for the inspections, they could encounter delays or difficulties in preparing for, or during, the inspection which would adversely impact Inspire’s market introduction and subsequent sales of AzaSite.

Contract manufacturers must adhere to Good Manufacturing Practices regulations that are strictly enforced by the FDA on an ongoing basis through the FDA’s facilities inspection program. Contract manufacturing facilities must pass a pre-approval plant inspection before the FDA will approve a new drug application. Some of the material manufacturing changes that occur after approval are also subject to FDA review and clearance or approval. While the FDA has approved the AzaSite manufacturing process and facility, the FDA or other regulatory agencies may not approve the process or the facilities by which any of our other products may be manufactured. Our dependence on third parties to manufacture our products may harm our ability to develop and deliver products on a timely and competitive basis. Should we be required to manufacture products ourselves, we:

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

Our insurance coverage may not adequately cover our potential product liability exposure

We are exposed to potential product liability risks inherent in the development, testing, manufacturing, marketing and sale of human therapeutic products. Product liability insurance for the pharmaceutical industry is expensive. Although we believe our current insurance coverage is adequate to cover likely claims we may encounter given our current stage of development and activities, our present product liability insurance coverage will not be adequate to cover all potential claims we may encounter, particularly as AzaSite is commercialized. In the future, based on the commercial success of AzaSite in the United States and once AzaSite is commercialized in other countries, we may have to increase our coverage, which will be expensive and we may not be able to obtain or afford adequate insurance coverage against potential claims in sufficient amounts or at a reasonable cost.

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

Management and principal stockholders may be able to exert significant control on matters requiring approval by our stockholders

As of September 30, 2007, our management and principal stockholders (those owning more than 5% of our outstanding shares) together beneficially owned approximately 38% of our outstanding shares of common stock. In addition, investors in our March/June 2004 and May 2005 private placements, as a group, owned approximately 9% of our outstanding shares of common stock as of September 30, 2007. If such investors were to exercise the warrants they currently hold, assuming no additional acquisitions, sales or distributions, such investors would own approximately 19% of our outstanding shares of common stock based on their ownership percentages as of September 30, 2007. As a result, these two groups of stockholders, acting together or as individual groups, may be able to exert significant control on matters requiring approval by our stockholders, including the election of all or at least a majority of our Board of Directors, amendments to our charter, and the approval of business combinations and certain financing transactions.

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

We have adopted and are subject to anti-takeover provisions that could delay or prevent an acquisition of our Company and could prevent or make it more difficult to replace or remove current management

Provisions of our certificate of incorporation and bylaws may constrain or discourage a third party from acquiring or attempting to acquire control of us. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, such provisions could also prevent or make it more difficult for our stockholders to replace or remove current management and could adversely affect the price of our common stock if they are viewed as discouraging takeover attempts, business combinations or management changes that stockholders consider in their best interest. Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock, or Preferred Stock, 7,070 of which have been designated as Series A Convertible Preferred Stock and 15,000 of which have been designated as Series A-1 Preferred Stock. Our Board of Directors has the authority to determine the price, rights, preferences, privileges and restrictions, including voting rights, of the remaining unissued shares of Preferred Stock without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible financings, acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, even if the transaction might be desired by our stockholders. Provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving us, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless conditions set forth in the Delaware General Corporation Law are met. The issuance of Preferred Stock or Section 203 of the Delaware General Corporation Law could also be deemed to benefit incumbent management to the extent these provisions deter offers by persons who would wish to make changes in management or exercise control over management. Other provisions of our certificate of incorporation and bylaws may also have the effect of delaying, deterring or preventing a takeover attempt or management changes that our stockholders might consider in their best interest. For example, our bylaws limit the ability of stockholders to remove directors and fill vacancies on our Board of Directors. Our bylaws also impose advance notice requirements for stockholder proposals and nominations of directors and prohibit stockholders from calling special meetings or acting by written consent.

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

If earthquakes and other catastrophic events strike, our business may be negatively affected

Our corporate headquarters, including our research and development and pilot plant operations, are located in the San Francisco Bay area, a region known for seismic activity. A significant natural disaster such as an earthquake would have a material adverse impact on our business, results of operations, and financial condition. If we were able to schedule use of the equipment at our contract manufacturing site we could conduct our pilot plant operations however, we would incur significant additional costs and delays in our product development time-lines.

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

INSITE VISION INCORPORATED

Dated: November 9, 2007	By:	/s/ Louis C. Drapeau
Louis C. Drapeau
Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX

Number	Exhibit Table

3.1(1)	Restated Certificate of Incorporation.

3.2(2)	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 11, 1997.

3.3(2)	Certificate of Correction of the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 26, 1997.

3.4(3)	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock as filed with the Delaware Secretary of State on July 3, 2002.

3.5(4)	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on June 3, 1994.

3.6(5)	Amended and Restated Bylaws.

3.7(6)	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on July 20, 2000.

3.8(6)	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on June 1, 2004.

3.9(7)	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on October 23, 2006.

4.1	Reference is made to Exhibits 3.1 through 3.9.

10.1(8)	InSite Vision Incorporated 2007 Performance Incentive Plan, adopted October 15, 2007.

10.2(8)	Form of Nonqualified Stock Option Agreement, adopted October 15, 2007.

10.3(8)	Form of Incentive Stock Option Agreement.

10.4(8)	InSite Vision Incorporated Amended and Restated Employee Stock Purchase Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer.

(1)	Incorporated by reference to an exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(2)	Incorporated by reference to exhibits in the Company's Registration Statement on Form S-3 (Registration No. 333-36673) as filed with the Securities and Exchange Commission on September 29, 1997.

(3)
Incorporated by reference to an exhibit in Amendment No. 1 the Company's Registration Statement on Form S-1 (Registration No. 33-68024) as filed with the Securities and Exchange Commission on September 16, 1993.

(4)	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 23, 2005 (File Number 333-126084).

(5)	Incorporated by reference to an exhibit in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(6)	Incorporated by reference to an exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

(7)	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(8)	Incorporated by reference to an Exhibit to the Company’s Current Report on Form 8-K dated October 19, 2007.