Form 10-K/A
period 2007-12-31
INSITE VISION INC
filed 2008-04-29
CIK 802724

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

Number of shares of Common Stock, $0.01 par value, outstanding as of April 15, 2008: 94,585,449.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of InSite Vision Incorporated (the “Company” or “Registrant”) for the fiscal year ended December 31, 2007, originally filed on March 17, 2008 (the “Original Filing”). The Registrant is re-filing Part III to include the information required by Items 10, 11, 12, 13 and 14 to Part III within the period required by General Instruction G(3) to Form 10-K. In addition, the Registrant is filing the Non-Employee Director Option Grant Program adopted under its 2007 Performance Incentive Plan and the Offer Letter with Louis C. Drapeau, dated September 24, 2007, as exhibits to this Amendment. Further, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, or the SEC, the Registrant is including with this Amendment certain currently dated certifications. Except as described above, no other changes have been made to the Original Filing.

In addition, the Registrant has included the disclosure set forth under ”Item 9B. Other Information, ” which information reflects events that occurred after the date of the Original Filing

The Company's 2008 Annual Meeting of Stockholders is scheduled to be held on September 22, 2008 at 10:00 am PDT at the Company's headquarters located at 965 Atlantic Avenue, Alameda, California.

PART II

Item 9B. Other Information

On April 25, 2008, the Compensation Committee of the Company’s Board of Directors approved annual bonuses for 2007 for the Company’s Named Executive Officers (as identified herein). The amount of the bonus awarded to each of the Named Executive Officers was as follows: Dr. Chandrasekaran - $200,000; Mr. Drapeau - $15,000; Dr. Bowman - $56,000; Mr. Heniges - $36,000; and Ms. Heine - $40,000.

On April 25, 2008, the Compensation Committee also approved the terms of a new bonus plan, the InSite Vision Incorporated 2008 Bonus Plan (the “Bonus Plan”), that provides bonus opportunities for 2008 for employees of the Company, including each of the Named Executive Officers. Each participant in the Bonus Plan has a target bonus percentage that is expressed as a percentage of the participant’s annual base salary. For Dr. Chandrasekaran, the target bonus percentage for 2008 is 40% of his base salary. For each of the other Named Executive Officers, the target bonus percentage for 2008 is 30% of his or her base salary. The target bonus percentages for all participants are aggregated to determine the Company’s on-target bonus pool. The actual bonus pool for participants in the Bonus Plan will, in general, be determined based on the Company’s achievement of 11 specified corporate goals for 2008 with each goal being weighted between 5% and 15% of the total bonus opportunity. These goals generally pertain to partnering the Company’s AzaSite product and other product candidates, moving product candidates into and through clinical trials, identifying and developing future product candidates, and achieving preestablished levels of non-dilutive financing and AzaSite revenues in North America. The amount of the actual bonus pool with respect to each performance goal may range from 0% to 150% of the on-target bonus pool for that goal based on the dates by which the goals are attained or, in the case of financial performance metrics, the Company’s actual performance as compared with the preestablished goals. Each participant’s actual bonus will be determined based on the overall funding of the bonus pool and an assessment of the individual’s performance during the year. In the case of the Named Executive Officers, this determination and assessment will be made by the Compensation Committee.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of April 15, 2008, the directors of the Company were as follows:

Name	Position(s) with the Company	Age	Director Since
S. Kumar Chandrasekaran, Ph.D.	Chairman of the Board, President, and Chief Executive Officer	65	1989
Francis W. Chen, Ph.D.	Director	59	2007
Mitchell H. Friedlaender, M.D.	Director	62	1996
John L. Mattana	Director	79	1997
Jon S. Saxe, Esq.	Director	71	2000
Anders P. Wiklund	Director	68	1996

Business Experience of Board Members

S. Kumar Chandrasekaran, Ph.D. has been a Director of the Company since April 1989. Dr. Chandrasekaran joined the Company in September 1987 as Vice President, Development. From 1988 to 1989, Dr. Chandrasekaran served as Vice President, Research and Development. From 1989 to 1993, Dr. Chandrasekaran served as President and Chief Operating Officer. Since August 1993, he has served as Chairman of the Board of Directors, President and Chief Executive Officer and from December 1999 to October 2007, he also served as Chief Financial Officer, a position he also held from December 1995 to December 1997. Dr. Chandrasekaran holds a Ph.D. in Chemical Engineering from the University of California at Berkeley.

Francis W. Chen, Ph.D. has been a Director of the Company since December 2007. Dr. Chen is a private investor and, since 2005, has served as a venture partner at WI Harper Group in San Francisco, California. He also serves on the boards of directors of several privately-held companies, including Mail.com Media Corporation, Dermacia, Trace Life Sciences, Stealth Peptides International, Inc. and LogicEase Solutions, Inc. Dr. Chen holds a Ph.D. in immunology from Harvard University.

Mitchell H. Friedlaender, M.D. has been a Director of the Company since May 1996. He is Head of the Division of Opthamology and Director of the Laser Vision Center at Scripps Clinic in La Jolla, California. From 1976 to 1986, Dr. Friedlaender served as a full-time faculty member at the University of California, San Francisco. He is the founder of the Aspen Corneal Society and the Pacific Ophthalmic Forum, co-editor in chief of International Ophthalmology Clinics, a member of four scientific editorial boards, a former member of the Sjogren’s Syndrome Foundation Medical Advisory Board, and former president of the Ocular Microbiology and Immunology Group. He also serves as a consultant for several pharmaceutical companies and performs clinical studies on new drugs. Dr. Friedlaender holds an M.D. from the University of Michigan and an M.B.A. from the University of Phoenix.

John L. Mattana has been a Director of the Company since September 1997. From 1992 to 1997, Mr. Mattana served as an Investment Vice President at New York Life Insurance Company, where he was a Director of Venture Capital Investments. From October 1997 through February 2004 he served as a Vice President at Ceptor Corporation. Mr. Mattana holds an M.B.A. from New York University.

Jon S. Saxe, Esq. has been a Director of the Company since December 1999. Mr. Saxe was also a Director of the Company from 1992 through 1997, when he resigned as a member of the Board of Directors and became Director Emeritus until December 1999. Mr. Saxe is a Director of PDL Biopharma, Inc., a biotechnology company for which he served as President from January 1995 to May 1999. Mr. Saxe served as President of Saxe Associates, a biotechnology consulting firm, from May 1993 to December 1994, President, Chief Executive Officer and a Director of Synergen, Inc., from October 1989 to April 1993, and Vice President, Licensing & Corporate Development for Hoffmann-LaRoche from August 1984 through September 1989. Mr. Saxe serves on the boards of directors of Sciele Pharmaceuticals, Inc., PDL Biopharma, Inc., SciClone Pharmaceuticals, Inc., and Entelos, Inc. Mr. Saxe also serves on the boards of directors of several private companies. Mr. Saxe holds a B.S. in Chemical Engineering from Carnegie-Mellon University, a J.D. from George Washington University School of Law, and an L.L.M. from New York University School of Law.

Anders P. Wiklund has been a Director of the Company since November 1996. Since January 2007, Mr. Wiklund has served as the President of Effrx, Inc., a privately-held company that develops innovative oral drug delivery products. Since January 1997 he has served as the principal at Wiklund International Inc., an advisory firm to the biotechnology industry. He served as Managing Director of KabiVitrum Ltd. from 1973 to 1976 and as President of KabiVitrum International from 1976 to 1984. From 1984 to 1993 Mr. Wiklund served as President and Chief Executive Officer of KabiVitrum Inc. and KabiPharmacia Inc. For twenty-nine years Mr. Wiklund served the Pharmacia group of companies in various executive positions. From 1993 to 1996 Mr. Wiklund served as President of Pharmacia Development Corp., Executive Vice President of Pharmacia U.S. Inc., and Vice President of Pharmacia Upjohn Inc. Mr. Wiklund serves on the boards of directors of several private companies. Mr. Wiklund holds a Master of Pharmacy from the Pharmaceutical Institute, Stockholm, Sweden.

There are no family relationships between any members of our Board of Directors and our executive officers.

Information concerning our executive officers is incorporated by reference from Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008.

Board Committees and Meetings

During the fiscal year ended December 31, 2007, the Board of Directors held thirteen meetings. The Board of Directors has an Audit Committee, a Stock Plan and Compensation Committee, a Nominating and Corporate Governance Committee, a Financing Committee, a Mergers and Acquisitions Committee, a New Ophthalmic Opportunities Committee, and a Clinical Oversight Committee. During the 2007 fiscal year, each individual currently serving as a director attended at least 75% of the aggregate number of meetings of the Board of Directors and meetings of the Committees of the Board of Directors on which he served.

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

Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the fiscal year ended December 31, 2007, its officers, directors and holders of more than 10% of the Common Stock complied with all Section 16(a) filing requirements with one exception. Francis Chen did not timely file a Form 3 upon his election to our Board of Directors on December 10, 2007 or a Form 4 upon his receipt on December 10, 2007 of a stock option to purchase 30,000 shares of Common Stock pursuant to our Non-Employee Director Option Grant Program due to delays in receiving a filing code required for such filings. Mr. Chen’s Form 3 and Form 4 were filed with the SEC on January 3, 2008.

Code of Ethics

We have adopted a Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics can be found on our website located at www.InSiteVision.com under “Investor Relations.” Any future amendments or waivers to our Code of Ethics will also be disclosed on our website. A copy of the Code of Ethics is available to investors free of charge by writing to InSite Vision Incorporated, Investor Relations, 965 Atlantic Avenue, Alameda, CA 94501.

Audit Committee

The Audit Committee currently consists of four directors: Francis W. Chen, John L. Mattana, Jon S. Saxe and Anders P. Wiklund.

The Board of Directors has determined that each of the members of the Audit Committee is “independent” as that term is defined in Section 803(A) of the American Stock Exchange’s listing standards and also meets the additional criteria for independence of Audit Committee members set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended. In addition, the Board of Directors has determined that each member of its Audit Committee is “financially sophisticated” and that therefore the Audit Committee meets the requirement under the rules of the American Stock Exchange that at least one member of the audit committee be “financially sophisticated.” Although the Board of Directors does not believe any member of the Audit Committee currently qualifies as an “audit committee financial expert” as defined by the SEC, the Company believes that the experience and financial acumen of the members of its Audit Committee is sufficient given the Company’s current needs and financial position. The Board of Directors will continue to assess the qualifications of the members of its Audit Committee, including the need to appoint a financial expert, in light of the Company’s financial complexity, position and requirements in order to serve the best interests of the Company and its stockholders.

DIRECTOR COMPENSATION — FISCAL 2007

The following table presents information regarding the compensation paid for 2007 to members of the Board of Directors who are not also employees of the Company (referred to herein as “Non-Employee Directors“). The compensation paid to Dr. Chandrasekaran, who is an employee of the Company, is presented below in the Summary Compensation Table and the related explanatory tables. Dr. Chandrasekaran is not entitled to receive additional compensation for his service as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)(2)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Francis W. Chen, Ph.D.(4)	2,000	0	990	0	0	0	2,990
Mitchell H. Friedlaender, M.D.	34,000	0	30,249	0	0	0	64,249
John L. Mattana	26,500	0	30,249	0	0	0	56,749
Jon S. Saxe, Esq.	36,000	0	30,249	0	0	0	66,249
Anders P. Wiklund	38,500	0	30,249	0	0	0	68,749

(1) The amount reported in Column (d) of the table above reflects the aggregate dollar amounts recognized for option awards for financial statement reporting purposes with respect to 2007 (disregarding any estimate of forfeitures related to service-based vesting conditions). No option awards granted to Non-Employee Directors were forfeited during 2007. The Company has not granted any equity-based awards to Non-Employee Directors other than stock options. For a discussion of the assumptions and methodologies used to value the awards reported in Column (d), please see the discussion of option awards contained in Note 10 (Employee Stock-based Compensation) to the Company’s Consolidated Financial Statements, included as part of the Company’s 2007 Annual Report filed on Form 10-K and incorporated herein by reference.

(2) The following table presents the number of outstanding and unexercised option awards held by each of the Company’s Non-Employee Directors as of December 31, 2007.

Director	Number of Shares Subject to Outstanding Options as of December 31, 2007
Francis W. Chen, Ph.D.	30,000
Mitchell H. Friedlaender, M.D.	195,000
John L. Mattana	195,000
Jon S. Saxe, Esq.	200,000
Anders P. Wiklund	195,000

(3) As described below, the Company granted each of its Non-Employee Directors an option to purchase 30,000 shares of the Company’s Common Stock during 2007. Each of these options had a value of $17,300 on the grant date. See footnote (1) for the assumptions used to value these awards. No stock awards were granted to the Company’s Non-Employee Directors during 2007.

(4) Dr. Chen was appointed to the Board of Directors on December 10, 2007.

Summary of Director Compensation

Compensation for Non-Employee Directors for 2007 generally consisted of fees for attending meetings, fees for service on certain committees and annual stock option awards.

Fees. For 2007, the Company paid its Non-Employee Directors the following compensation:

•	a fee of $2,000 for attendance in person or by telephone at each meeting of the Board of Directors (up to a maximum of $8,000 per year);

•	a fee of $500 for attendance in person or by telephone at each meeting of the Audit Committee (up to a maximum of $3,500 per year);

•	a fee of $500 for attendance in person or by telephone at each meeting of the Compensation Committee (up to a maximum of $2,000 per year);

•	an additional annual retainer of $12,000 for serving on the Financing Committee, the Mergers and Acquisitions Committee, the New Ophthalmic Committee, or the Clinical Oversight Committee; and

•	reimbursement of reasonable expenses for attending any Board or committee meetings.

Option Grants. Under the Company’s current director compensation program, each Non-Employee Director is granted, at the time of his or her initial election or appointment to the Board, an option to purchase 30,000 shares of the Company’s Common Stock. Thereafter, each Non-Employee Director in office on the date of the first Board meeting in December of each year is granted on such date an option to purchase 30,000 shares of the Company’s Common Stock, unless the director received his or her initial option grant within the preceding six months. In the event that there is no Board meeting in December of any year, the annual option grant will be made on December 15 of that year (or, if December 15 is not a trading day, the next succeeding trading day). In addition, Non-Employee Directors are eligible to receive discretionary award grants at any time under the Company’s 2007 Performance Incentive Plan.

Each option granted to one of the Company’s Non-Employee Directors has a per-share exercise price equal to the closing price of the Company’s Common Stock on the date of grant and a maximum term of ten years. These options will generally vest on the first anniversary of the grant date, subject to the director’s continued service as a Board member, but may vest on an accelerated basis in connection with a change in control of the Company. Vested options will generally remain exercisable for three months following the termination of the director’s service or six months following a termination due to death or disability. The options do not include any dividend rights.

On December 10, 2007, each of the Company’s Non-Employee Directors (i.e., Messrs. Chen, Friedlaender, Mattana, Saxe and Wiklund) received an automatic grant of an option to purchase 30,000 shares of the Company’s Common Stock. Each of these options has a per-share exercise price of $0.88 (the closing price of the Company’s Common Stock on the grant date) and will vest on the first anniversary of the grant date. Each of these options was granted under, and is subject to the terms of, the 2007 Performance Incentive Plan.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This section contains a discussion of the material elements of compensation earned by the Company’s principal executive officer, its principal financial officer, and its three other most highly compensated executive officers for 2007. These individuals are listed in the “Summary Compensation Table” below and referred to as the “Named Executive Officers” in this Annual Report.

The Company’s executive compensation programs are determined and approved by the Stock Plan and Compensation Committee (the “Compensation Committee”). None of the Named Executive Officers are members of the Compensation Committee or otherwise had any role in determining the compensation of the other Named Executive Officers, although the Compensation Committee does consider the recommendations of Dr. Chandrasekaran in setting compensation levels for the Named Executive Officers other than Dr. Chandrasekaran.

Executive Compensation Program Objectives and Overview

The Compensation Committee’s principal goals in making its executive compensation decisions are:

•
to ensure that there exists an appropriate relationship between executive pay and both the performance of the Company and the creation of stockholder value through the Company’s achievement of long-term strategic goals and initiatives;

•	to attract, motivate and retain key executives in the face of competition within the bio-technology industry for qualified personnel; and

•	to align the interests of the Company’s executive officers with those of its stockholders.

The Company’s current executive compensation program is based on three components, which are designed to be consistent with the Company’s compensation philosophy: (1) base salary, (2) annual incentive bonuses and (3) stock options that are subject to time-based vesting requirements. In certain cases, the Company also provides Named Executive Officers severance benefits if the executive’s employment terminates under certain circumstances. In structuring executive compensation packages, the Compensation Committee considers how each component promotes retention and/or motivates performance by the executive. The Company does not provide any material perquisites or personal benefits to its Named Executive Officers.

Base salaries and severance benefits are primarily intended to attract and retain highly qualified executives. Annual bonuses are primarily intended to motivate Named Executive Officers to achieve specific strategic and operating objectives for that year. Long-term equity incentives are primarily intended to align Named Executive Officers’ long-term interests with stockholders’ long-term interests. The Company also believes that annual bonuses and equity incentives help it to attract and retain top executives. These are the elements of the Company’s executive compensation program that are designed to reward performance and thus the creation of stockholder value.

The Compensation Committee believes that performance-based compensation such as annual bonuses and long-term equity incentives play a significant role in aligning management’s interests with those of the Company’s stockholders. For this reason, these forms of compensation constitute a substantial portion of each of the Named Executive Officers’ compensation. For 2007, the Compensation Committee approved executive compensation arrangements for Dr. Chandrasekaran that resulted in approximately 70% of his total direct compensation being incentive compensation, with his base salary constituting the balance of his 2007 total direct compensation. (As used in this discussion, the term “total direct compensation” means the aggregate amount of the executive’s base salary, annual incentive bonus, and long-term equity incentive awards based on the grant-date fair value of such awards as determined under the accounting principles used in the Company’s financial reporting.) With respect to the other Named Executive Officers, the Compensation Committee approved executive compensation arrangements that generally resulted in approximately 50% of each executive’s total direct compensation being incentive compensation, with base salary constituting the balance of their 2007 total direct compensation. The Company’s compensation packages are designed to promote teamwork, initiative and resourcefulness by key employees whose performance and responsibilities directly affect the results of its operations.

As part of its annual review of the Company’s executive compensation programs, the Compensation Committee generally reviews Radford’s surveys of compensation paid to similarly situated executive officers in the technology and biotechnology industries in the San Francisco Bay Area. These surveys are used by the Compensation Committee as one factor in determining appropriate compensation for the Company’s Named Executive Officers. However, the Compensation Committee does not target compensation levels to specific benchmarks against the companies represented in these surveys. The Compensation Committee did not retain independent compensation consultants for 2007.

Current Executive Compensation Program Elements

Base Salaries

The base salaries of the Named Executive Officers are reviewed by the Compensation Committee on an annual basis, as well as at the time of a promotion or other material change in responsibilities. Any increases in base salary are based on an evaluation of the particular individual’s performance and level of pay compared to similarly situated executives at comparable companies, as well as the individual’s criticality to the Company’s future plans.

In May 2007, the Compensation Committee approved increases in salary levels for each of the Named Executive Officers (other than Mr. Drapeau) effective January 1, 2007. The increase for each of the Named Executive Officers was approximately 14% over his or her 2006 salary level, except that the increase for Mr. Heniges was approximately 4% over his 2006 salary level.

In reviewing the base salaries for each of the Named Executive Officers for 2007 the Compensation Committee took into account:

•	the fact that the executives’ salary levels were not increased for 2006 in order to conserve funds for the Company’s operations;

•
Radford’s analysis of base salaries for similar positions at other biotechnology companies in the San Francisco Bay Area, as well as general compensation data for companies similar in size to the Company, and Radford’s resulting specific salary recommendations;

•	the individual’s particular experience in the biotechnology or pharmaceutical industries;

•	the scope of the executive’s responsibilities and the executive’s criticality to achieving the Company’s business goals; and

•	the corporate goals and objectives attained during 2007.

The Compensation Committee believes that the base salary levels of the Named Executive Officers generally are reasonable in view of competitive practices, the Company’s performance and the contribution of those officers to that performance. Other than the offer letter with Mr. Drapeau described under “Compensation of Named Executive Officers - Employment Agreements” below, the Company has not entered into employment agreements with any of the Named Executive Officers that provide for minimum levels of base salary.

Annual Bonuses

Historically, annual incentive bonuses have been awarded to executive officers based upon multiple performance criteria, including evaluations of personal job performance and performance measured against objective business criteria. The Named Executive Officers do not have contractual rights to receive a fixed actual or target bonus for any given year. Their actual annual bonuses are established by the Compensation Committee in its sole discretion based on its assessment of the Company’s performance and the performance of the executive for the fiscal year.

In addition, the Compensation Committee considers the practices and performance of other similarly situated companies in the San Francisco Bay Area as described above. As with base salaries, the Compensation Committee generally targets bonus levels at approximately the middle percentile for similarly situated companies. However, because the Compensation Committee has broad discretion to establish annual bonuses based on the performance of the Company and the individual executive, the actual bonuses paid to the Named Executive Officers in any given year may differ substantially from the annual bonuses paid to comparable officers at similarly situated companies.

The Compensation Committee considered the performance of the Named Executive Officers and the Company generally in relation to the Company’s 2007 corporate performance goals. The Compensation Committee determined that the Company successfully achieved most, but not all, of its 2007 corporate performance goals. Among the Company’s critical achievements in 2007 were:

•	the successful licensing of certain world-wide intellectual property rights from Pfizer Inc. to strengthen the Company’s position related to AzaSite®;

•	the successful completion of a licensing agreement with Inspire Pharmaceuticals, Inc. in the United States and Canada for AzaSite®;

•	the repayment of the Senior Secured Notes;

•	the approval by the Food and Drug Administration, or FDA, of the AzaSite New Drug Application, or NDA;

•	the filing of a New Drug Submission, or NDS, to Health Canada for the regulatory approval of AzaSite in Canada;

•	the initiation of the first of two Phase 3 clinical trials for AzaSite Plus™ subsequent to a successful meeting with the FDA regarding the clinical endpoints of the trials;

•	the successful completion of the first international licensing agreement of AzaSite and continued strong collaborative discussions related to additional international territories; and

•	significant advances in the Company’s pre-clinical research programs.

In May 2007, the Compensation Committee approved performance bonuses for selected employees, including each of the Named Executive Officers (other than Mr. Drapeau), in light of the Company’s achievement of certain milestones, including completion of a corporate collaboration for the license of AzaSite with Inspire Pharmaceuticals in February 2007 and approval of the NDA for AzaSite in April 2007. In awarding these performance bonuses, the Compensation Committee also took into account the fact that the executives had not received any incentive bonuses since 2004 and the compensation survey data for comparable companies referred to above.

In April 2008, the Compensation Committee also approved annual incentive bonuses for 2007 for each of the Named Executive Officers. The Compensation Committee considered the achievement of all of the 2007 corporate performance goals listed above, compensation survey data for comparable companies referred to above in making its bonus determinations, as well as its subjective assessment of the individual performance of each executive and the performance of the Company as a whole.

The specific bonus amounts awarded to each of the Named Executive Officers for 2007 are reported below in the Summary Compensation Table.

Long-Term Incentive Equity Awards

The Company’s policy is that the long-term compensation of its Named Executive Officers and other executive officers should be directly linked to the value provided to stockholders. Therefore, the Company has historically made annual grants of stock options to provide further incentives to its executives to increase stockholder value. The Compensation Committee bases its award grants to executives each year on a number of factors, including:

•	the executive’s position with the Company and total compensation package;

•	the executive’s performance of his or her individual responsibilities;

•	the equity participation levels of comparable executives at comparable companies; and

•	the Company’s achievement of its business objectives and the executive’s contribution to those achievements.

In addition, the size, frequency and type of long-term incentive grants may be determined on the basis of tax consequences of the grants to the individual and the Company, accounting impact and potential dilution effects.

The Company’s stock option grants to the Named Executive Officers have an exercise price that is equal to the closing price of the Company’s common stock on the grant date. Thus, the executives will only realize value on their stock options if the Company’s stockholders realize value on their shares. The stock options also function as a retention incentive for executives as they vest ratably over the four-year period after the date of grant. In May 2007, the Compensation Committee approved grants of options to each of the Named Executive Officers (other than Mr. Drapeau) in connection with the achievement of certain milestones as described above. The Compensation Committee also approved the grant of an option to Mr. Drapeau in October 2007 in connection with his commencing employment with the Company. The material terms of these options are described below under “Grants of Plan-Based Awards.”

The Company generally does not make regular grants of equity awards to executives on an annual or other periodic basis. Rather, the Company’s practice has been to grant equity awards to executives primarily after certain performance objectives have been achieved and the achievement of these objectives has been fully disclosed and absorbed by the public market.

Severance Benefits

In May 2007, the Company entered into a change in control agreement with Dr. Chandrasekaran that provides for severance benefits if his employment terminates under certain circumstances in connection with a change in control of the Company. The Company provides severance benefits to Dr. Chandrasekaran under this agreement because it believes that the occurrence, or potential occurrence, of a change in control transaction will create uncertainty regarding his continued employment as many change in control transactions result in significant organizational changes, particularly at the senior executive level. In order to encourage him to remain employed with the Company during an important time when his prospects for continued employment following the transaction may be uncertain, the Company provides Dr. Chandrasekaran with severance benefits if his employment is actually or constructively terminated by the Company without cause in connection with a change in control. The cash severance benefits for Dr. Chandrasekaran are generally determined as if he continued to remain employed with the Company for two years following his actual termination date, and his outstanding equity awards would generally become fully vested.

The Company believes that Dr. Chandrasekaran should receive these change in control severance benefits if his employment is constructively terminated in connection with a change in control. Given that he does not have an employment agreement that provides for fixed positions or duties, or for a fixed base salary or actual or target annual bonus, potential acquirers could constructively terminate his employment (i.e. by a material reduction in his compensation or duties) and avoid paying any severance benefits at all without this protection. Because the Company believes that constructive terminations in connection with a change in control are conceptually the same as actual terminations, the change in control agreement provides that he may terminate employment in connection with a change in control under circumstances that the Company believes would constitute a constructive termination of his employment.

As part of his change in control severance benefit, Dr. Chandrasekaran would be reimbursed for the full amount of any excise taxes imposed on his severance payments and any other payments under Section 4999 of the U.S. Internal Revenue Code. The Company provides Dr. Chandrasekaran with a “gross-up” for any parachute payment excise taxes that may be imposed because it determined the appropriate level of change in control severance protections for him without factoring in the adverse effects that may result from imposition of these excise taxes. The excise tax gross-up is intended to make him whole for any adverse tax consequences he may become subject to under Section 4999 of the U.S. Internal Revenue Code, and to preserve the level of change in control severance protections that the Company has determined to be appropriate.

Policy with Respect to Section 162(m)

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to publicly held companies for compensation exceeding $1 million paid to their chief executive officers and certain other executive officers unless certain performance and other requirements are met. The Company’s intent generally is to design and administer executive compensation programs in a manner that will preserve the deductibility of compensation paid to its executive officers, and the Company believes that a substantial portion of its current executive compensation program (including the stock options granted to the Named Executive Officers as described above) satisfies the requirements for exemption from the $1 million deduction limitation. However, the Company reserves the right to design programs that recognize a full range of performance criteria important to its success, even where the compensation paid under such programs may not be deductible. The Compensation Committee believes that no part of the Company’s tax deduction for compensation paid to the Named Executive Officers for 2007 will be disallowed under Section 162(m). The Compensation Committee will continue to monitor the tax and other consequences of the Company’s executive compensation program as part of its primary objective of ensuring that compensation paid to executive officers is reasonable, performance-based and consistent with the goals of the Company and its stockholders.

STOCK PLAN AND COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION(1)

The Compensation Committee has certain duties and powers as described in its charter. The Compensation Committee is currently composed of the two non-employee directors named at the end of this report, each of whom is independent as defined by the American Stock Exchange listing standards.

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this annual report. Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis section be included in the Company’s Annual Report on Form 10-K/A to be filed with the SEC.

Stock Plan and Compensation Committee
of the Board of Directors

                        John L. Mattana
                        Anders P. Wiklund

(1) SEC filings sometimes “incorporate information by reference.” This means the Company is referring you to information that has previously been filed with the SEC, and that this information should be considered as part of the filing you are reading. Unless the Company specifically states otherwise, this report shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act or the Securities Exchange Act.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee members whose names appear on the Compensation Committee Report above were committee members during all of 2007. No member of the Compensation Committee is a former or current executive officer of the Company or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee during the fiscal year ended December 31, 2007.

SUMMARY COMPENSATION TABLE - FISCAL 2007 and 2006

The following table presents information regarding compensation of the Named Executive Officers for services rendered during 2007 and 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonquali- fied Deferred Compensa- tion Earnings ($)	All Other Compen- sation ($)(3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
S. Kumar Chandrasekaran, Ph.D. Chairman of the Board, President and Chief Executive Officer	2007	450,000	550,000	--	470,797	--	--	6,494	1,477,291
	2006	390,000	--	--	379,736	--	--	5,782	775,518
Louis Drapeau(4) Vice President, Chief Financial Officer	2007	48,750	15,000	--	2,009	--	--	$673	66,432
Lyle M. Bowman, Ph.D. Vice President, Development and Operations	2007	250,000	126,000	--	69,631	--	--	2,245	447,876
	2006	220,000	--	--	56,725	--	--	2,012	278,737
David Heniges Vice President and General Manager, Commercial Opportunities	2007	245,000	76,000	--	50,866	--	--	3,445	375,311
	2006	235,000	--	--	50,924	--	--	3,326	289,250
Sandra C. Heine Vice President, Finance and Administration	2007	155,802	90,000	--	63,093	--	--	324	309,219
	2006	145,000	--	--	51,981	--	--	288	197,269

(1) The figure reported in this column reflects two separate bonuses that the Named Executive Officers received for 2007. As described in the “Compensation Discussion and Analysis” above, the Named Executive Officers (other than Mr. Drapeau) were awarded performance bonuses in May 2007 in connection with the Company’s achievement of certain milestones. The amounts awarded to each executive were as follows: Dr. Chandrasekaran - $350,000; Dr. Bowman - $70,000; Mr. Heniges - $40,000; and Ms. Heine - $50,000. In April 2008, the Named Executive Officers were also awarded annual incentive bonuses for 2007 in the following amounts: Dr. Chandrasekaran - $200,000; Mr. Drapeau - $15,000; Dr. Bowman - $56,000; Mr. Heniges - $36,000; and Ms. Heine - $40,000.

(2) The amounts reported in Column (f) of the table above reflect the aggregate dollar amounts recognized for option awards for financial statement reporting purposes with respect to 2007 and 2006 (disregarding any estimate of forfeitures related to service-based vesting conditions). No option awards granted to Named Executive Officers were forfeited during 2007. The Company has not granted any equity-based awards other than stock options to Named Executive Officers that were outstanding during 2007 or 2006. For a discussion of the assumptions and methodologies used to value the awards reported in Column (f), please see the discussion of option awards contained in Note 9, Employee Stock-based Compensation, to the Company’s Consolidated Financial Statements, included as part of this Annual Report for 2007 filed on Form 10-K with the SEC (or, for years prior to 2007, the corresponding note in the Company’s Form 10-K for the applicable fiscal year). For information about the option awards granted to the Named Executive Officers for 2007, please see the discussion under “Grants of Plan-Based Awards” below.

(3) For 2007, the amounts reported in Column (i) represent the Company’s payments of term life insurance premiums on behalf of each Named Executive Officer. The Company is not the beneficiary of the life insurance policies, and the premiums that the Company pays are taxable as income to the applicable officer. This insurance is not split-dollar life insurance.

(4) Mr. Drapeau was appointed the Company’s Chief Financial Officer effective October 1, 2007.

Compensation of Named Executive Officers - Employment Agreements

The Summary Compensation Table above quantifies the value of the different forms of compensation earned by the Named Executive Officers for 2007 and 2006. The primary elements of each Named Executive Officer’s total compensation reported in the table are base salary, bonuses, and long-term equity incentives consisting of stock options. The Named Executive Officers also earned the other benefits listed in Column (i) of the Summary Compensation Table, as further described in footnote (3) to the table.

The Summary Compensation Table should be read in conjunction with the tables and narrative descriptions that follow. The Grants of Plan-Based Awards table and accompanying narrative description provides information regarding the stock options granted to Named Executive Officers in 2007. The Outstanding Equity Awards at 2007 Fiscal Year End and Option Exercises and Stock Vested tables provide further information on the Named Executive Officers’ potential realizable value and actual value realized with respect to their equity awards.

As noted above, the Company has not entered into employment agreements with any of the Named Executive Officers, except for an offer letter that the Company entered into with Mr. Drapeau in September 2007. The offer letter provides that Mr. Drapeau’s employment with the Company will be part time in nature at approximately 30 hours per week, that his annual rate of base salary will be $195,000 and that he will be entitled to participate in the Company’s annual bonus program and other employee benefit programs generally.

GRANTS OF PLAN-BASED AWARDS - FISCAL 2007

The following table presents information regarding the equity incentive awards granted to the Named Executive Officers for 2007.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares	All Other Option Awards: Number of Securities Under-	Exercise or Base Price of	Grant Date Fair Value of Stock and
Name	Grant Date	Thres-hold	Target	Maxi- mum	Thres- hold	Target	Maxi- mum	of Stock or Units	lying Options	Option Awards	Option Awards
		($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)(1)
(a)	(b	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
S. Kumar Chandrasekaran, Ph.D.	5/2/07	--	--	--	--	--	--	--	500,000	1.59	507,350
Louis Drapeau	10/15/07	--	--	--	--	--	--	--	50,000	1.20	37,745
Lyle M. Bowman, Ph.D.	5/2/07	--	--	--	--	--	--	--	80,000	1.59	81,176
David Heniges	5/2/07	--	--	--	--	--	--	--	50,000	1.59	50,735
Sandra C. Heine	5/2/07	--	--	--	--	--	--	--	70,000	1.59	71,029

(1) The amounts reported in Column (l) reflect the fair value of these awards on the grant date as determined under the principles used to calculate the value of equity awards for purposes of the Company’s financial statements. For the assumptions and methodologies used to value the awards reported in Column (l), please see footnote (2) to the Summary Compensation Table.

Description of Plan-Based Awards

Each of the options reported in the Grants of Plan-Based Awards Table was granted under, and is subject to the terms of the Company’s 1994 Stock Option Plan (the “1994 Plan”), except for Mr. Drapeau’s option which was granted under the Company’s 2007 Performance Incentive Plan (the “2007 Plan”). The 1994 Plan and 2007 Plan are each administered by the Compensation Committee. The Compensation Committee has authority to interpret the plans’ provisions and make all required determinations under the plans. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provision to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the plans are generally only transferable to a beneficiary of a Named Executive Officer upon his or her death. However, the Compensation Committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable securities laws and, with limited exceptions, are not made for value.

Each option reported in the table above was granted with a per-share exercise price equal to the fair market value of a share of the Company’s common stock on the grant date. For these purposes, and in accordance with the Company’s option grant practices, the fair market value is equal to the closing price of a share of the Company’s common stock on the applicable grant date. Each of these options is also subject to a four-year vesting schedule, with 25% of the option vesting on each of the first anniversary of the grant date and the remaining 75% vesting ratably on a daily basis over the next three years of service thereafter.

Once vested, each option will generally remain exercisable until its normal expiration date. Each of the options granted to the Named Executive Officers in 2007 has a term of ten years. However, vested options may terminate earlier in connection with a change in control transaction or a termination of the Named Executive Officer’s employment. Subject to any accelerated vesting that may apply in the circumstances, the unvested portion of the option will immediately terminate upon a termination of the Named Executive Officer’s employment. The Named Executive Officer will generally have three months to exercise the vested portion of the option following a termination of his or her employment. This period is extended to 12 months if the termination was a result of the Named Executive Officer’s death or disability.

The options granted to Named Executive Officers during 2007 do not include any dividend rights.

Under the terms of the 1994 Plan, if a “corporate transaction” occurs, outstanding options granted under the plan will generally become fully vested and exercisable, unless the Compensation Committee provides for the substitution, assumption or other continuation of the outstanding options. Any options that accelerate under the 1994 Plan in connection with a corporate transaction will generally terminate upon the transaction. The 1994 Plan defines a “corporate transaction” as either a merger or consolidation in which securities possessing more than 50% of the total combined voting power of the Company’s outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to the transaction, or the sale, transfer or other disposition of all or substantially all of the Company’s assets in complete liquidation or dissolution of the Company.

If a “change in control” of the Company occurs, outstanding options granted under the 1994 Plan will generally become fully vested and exercisable. Any options that accelerate under the 1994 Plan in connection with a change in control will remain exercisable until the expiration or sooner termination of the option term specified in the option agreement. The 1994 Plan defines a “change in control” of the Company as an acquisition of 40% or more of the Company’s voting power or certain changes in the membership of the Board of Directors.

Under the terms of the 2007 Plan, if the Company dissolves or completes a merger, a sale of substantially all of its assets or any other transaction that it does not survive (or does not survive as a publicly traded company), all then-outstanding awards granted under the 2007 Plan (including awards held by the Named Executive Officers) will generally become fully vested and, in the case of options, exercisable, unless the Compensation Committee provides for the substitution, assumption, exchange or other continuation of the outstanding awards. Any options that become vested in connection with such a transaction generally must be exercised prior to the transaction, or they will be canceled in exchange for the right to receive a cash payment in connection with the transaction.

OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR-END

The following table presents information regarding the outstanding stock options held by each of the Named Executive Officers as of December 31, 2007, including the vesting dates for the portions of these options that had not vested as of that date. None of the Named Executive Officers held any outstanding stock awards as of that date.

Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
S. Kumar Chandrasekaran, Ph.D.	5/2/07 2/1/06 6/1/05 6/1/04 3/30/04 12/12/03 9/23/03 2/14/03 9/20/02 6/18/01 2/23/99	-- 382,299 698,699 107,436 56,304 120,000 100,000 75,000 65,000 50,000 250,000	500,000(1) 417,701(3) 301,301(4) 12,564(5) 3,696(6) -- -- -- -- -- --	1.59 1.50 0.63 0.75 0.88 0.41 0.63 0.85 0.93 1.45 1.13	5/2/17 2/1/16 6/1/15 6/1/14 3/30/14 12/12/13 9/23/13 2/14/13 9/20/12 6/18/11 2/23/09

Louis Drapeau	10/15/07	--	50,000(2)	1.20	10/15/17

Lyle M. Bowman, Ph.D.	5/2/07 2/1/06 6/1/05 6/1/04 3/30/04 12/12/03 9/23/03 2/14/03 9/20/02 6/18/01 2/23/99	-- 38,229 122,272 35,812 18,768 25,000 15,000 25,000 15,000 15,000 25,000	80,000(1) 41,771(3) 52,728(4) 4,188(5) 1,232(6) -- -- -- -- -- --	1.59 1.50 0.63 0.75 0.88 0.41 0.63 0.85 0.93 1.45 1.13	5/2/17 2/1/16 6/1/15 6/1/14 3/30/14 12/12/13 9/23/13 2/14/13 9/20/12 6/18/11 2/23/09

David Heniges	5/2/07 2/1/06 6/1/05 6/1/04 3/30/04 12/12/03 9/23/03 2/14/03 9/20/02	-- 31,061 87,337 26,859 14,076 10,000 5,000 25,000 75,000	50,000(1) 33,939(3) 37,663(4) 3,141(5) 924(6) -- -- -- --	1.59 1.50 0.63 0.75 0.88 0.41 0.63 0.85 0.93	5/2/17 2/1/16 6/1/15 6/1/14 3/30/14 12/12/13 9/23/13 2/14/13 9/20/12

Sandra C. Heine	5/2/07 2/1/06 6/1/05 6/1/04 3/30/04 1/7/03 9/20/02 6/18/01 9/17/99 2/23/99	-- 35,840 104,804 35,812 18,768 25,000 15,000 15,000 15,000 10,000	70,000(1) 39,160(3) 45,196(4) 4,188(5) 1,232(6) -- -- -- -- --	1.59 1.50 0.63 0.75 0.88 0.70 0.93 1.45 2.38 1.13	5/2/17 2/1/16 6/1/05 6/1/14 3/30/14 1/7/13 9/20/12 6/18/11 9/17/09 2/23/09

(1) 25% vest at 5/2/08, balance daily thru 5/2/11
(2) 25% vest at 10/15/08, balance daily thru 10/15/11
(3) 25% vest at 2/1/07, balance daily thru 2/1/10
(4) 15% vest at 9/29/05, 25% vest at 6/1/06, balance daily thru 6/1/09
(5) 25% vest at 6/1/05, balance daily thru 6/1/08
(6) 25% vest at 3/30/05, balance daily thru 3/30/08

OPTION EXERCISES AND STOCK VESTED - FISCAL 2007

None of the Named Executive Officers exercised any stock options or held any stock awards that vested during 2007.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

On May 2, 2007, the Compensation Committee approved the Company’s entering into a change in control agreement with Dr. Chandrasekaran, the Company’s Chief Executive Officer, in order to provide severance benefits to Dr. Chandrasekaran should his employment terminate in certain circumstances in connection with a change in control of the Company. Under this agreement, if, within 6 months before or 12 months after a change in control of the Company, the Company terminates Dr. Chandrasekaran’s employment without cause, Dr. Chandrasekaran terminates his employment for good reason or his employment terminates due to his death or disability, he would be entitled to the following payments and benefits:

•
a cash lump sum payment equal to two times the sum of his annual base salary and annual target bonus opportunity in effect for the fiscal year in which the termination occurs (or, if no annual target bonus opportunity has been established for that fiscal year, the average annual bonus he received for the three fiscal years immediately preceding the fiscal year in which the termination occurs);

•	full vesting of all equity-based awards granted by the Company to him that are outstanding and unvested as of the date of termination;

•
for 24 months following the termination, payment or reimbursement by the Company for the cost of the premiums charged to continue medical coverage under COBRA for Dr. Chandrasekaran and his eligible dependents and continued coverage under the Company’s life insurance plans at the same cost to Dr. Chandrasekaran as applied prior to his termination; and

•
in the event that Dr. Chandrasekaran’s benefits are subject to excise taxes as being “excess parachute payments” as determined under Section 280G of the U.S. Internal Revenue Code, an additional payment by the Company so that the net amount of such payment (after taxes) received by Dr. Chandrasekaran is sufficient to pay the excise taxes due.

Dr. Chandrasekaran’s right to receive benefits under the change in control agreement is subject to his executing a release of claims in favor of the Company upon the termination of his employment. The terms “cause,” “good reason” and “change in control” as used above are each defined in the agreement.

The following chart presents the Company’s estimate of the amount of the benefits to which Dr. Chandrasekaran would have been entitled had his employment terminated on December 31, 2007 under the circumstances described above:

Name	Cash Severance ($)	Continuation of Benefits ($)	Equity Acceleration ($)	Section 280G Gross-Up ($)
S. Kumar Chandrasekaran, Ph.D.	1,300,000 (1)	102,459	36,156 (2)	514,232(3)

(1) Dr. Chandrasekaran did not have an annual target bonus opportunity in effect for 2007. Accordingly, the bonus component of his cash severance for purposes of this calculation was determined based on his average annual bonus for 2004-2006.

(2) This column reports the intrinsic value of the unvested portions of Dr. Chandrasekaran’s awards that would accelerate in the circumstances. For options, this value is calculated by multiplying the amount (if any) by which the closing price of the Company’s common stock on the last trading day of the fiscal year exceeds the exercise price of the option by the number of shares subject to the accelerated portion of the option.

(3) As noted above, severance benefits payable to Dr. Chandrasekaran may be eligible for a “gross up” payment for excise taxes imposed on “excess parachute payments” under Section 280G of the U.S. Internal Revenue Code. This amount represents the Company’s estimate of the gross-up payment that would have been made to Dr. Chandrasekaran if his employment had terminated under the circumstances described above. For purposes of this calculation, the Company has assumed that his outstanding equity awards would be accelerated and terminated in exchange for a cash payment upon the change in control. The value of this acceleration (and thus the amount of the additional payment) would be slightly higher if the accelerated awards were assumed by the acquiring company rather than terminated upon the transaction.

In addition to the severance benefits described above, outstanding equity awards held by the Named Executive Officers and other participants in the 1994 Plan and the 2007 Plan may be subject to accelerated vesting in connection with certain corporate transactions as noted under “Grants of Plan-Based Awards - Description of Plan-Based Awards” above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to the Company regarding beneficial ownership of the Company’s Common Stock, as of March 31, 2008 unless otherwise noted by (i) each person who is known by the Company to beneficially own more than five percent of the Company’s Common Stock, (ii) the Chief Executive Officer and each of the other Named Executive Officers of the Company, (iii) each director and nominee for director at the Annual Meeting, and (iv) all current executive officers and directors as a group. Unless otherwise indicated, the principal address of each of the stockholders below is: c/o InSite Vision Incorporated, 965 Atlantic Avenue, Alameda, California 94501. Except as otherwise indicated, the Company believes that each of the beneficial owners of the Common Stock listed below has sole voting and investment power with respect to such shares, subject to community property laws, where applicable. Information for Pinto Technology Ventures, Visium Asset Management, LLC, Eli Jacobson, and Jonathan M.Glaser and the related individuals and entities of each of those who are identified below is based upon the most recent 13G or 13G/A filed by such persons with the SEC.

The percentage of beneficial ownership is calculated based on the 94,585,449 shares of Common Stock that were outstanding on March 31, 2008. This percentage also includes Common Stock of which such individual or entity had the right to acquire beneficial ownership of as of March 31, 2008 or within 60 days thereafter, including but not limited to upon the exercise of options and warrants; however, such Common Stock shall not be deemed outstanding for the purpose of computing the percentage owned by any other individual or entity.

	Beneficially Owned
Name of Beneficial Owner	Number of Shares	Percent of Class

Pinto Technology Ventures, LLP Pinto Technology Ventures GP, L.P Pinto TV GP Company LLC Matthew Crawford Evan Melrose c/o PTV Sciences 1000 Main Street, Suite 3250 Houston, TX 77002	10,516,504 (1)	10.83%
Visium Asset Management, LLC Visium Long Bias Fund, LP Visium Balanced Fund, LP Visium Capital Management, LLC c/o Visium Asset Management, LLC 950 Third Avenue New York, NY 10022 Visium Balanced Offshore Fund, Ltd. Visium Long Bias Offshore Fund, Ltd. c/o Morgan Stanley Fund Services (Cayman) Limited P.O. Box 2681GT Century Yard, 4th Floor, Cricket Square, Hutchins Drive Grand Cayman, Cayman Islands, British West Indies Atlas Master Fund, Ltd. c/o Walkers SPV Limited, Walker House, P.O. Box 908 GT George Town, Grand Cayman, Cayman islands, British West Indies Jacob Gottlieb	8,199,194 (2)	8.64%
Eli Jacobson 125 Broad Street, 32nd Floor New York, NY 10004	5,537,166 (3)	5.83%
Jonathan M. Glaser 11601 Wilshire Boulevard, Suite 2180 Los Angeles, CA 90025 Pacific Capital Management, Inc Pacific Assets Management, LLC Daniel Albert David 100 Drakes Landing, Suite 207 Greenbrae, CA 94904 JMG Capital Management, LLC JMG Capital Management, LLC Roger Richter One Sansome Street, 39th Floor San Francisco, CA 94104	5,604,092 (4)	5.92%
S. Kumar Chandrasekaran, Ph.D.	2,570,942 (5)	2.66%
John L. Mattana	225,000 (6)	*
Jon S. Saxe	207,000 (7)	*
Anders P. Wiklund	200,000 (8)	*
Mitchell H. Friedlaender, M.D.	195,000 (9)	*
Francis W. Chen	-	*
Lyle M. Bowman, Ph.D.	458,006 (10)	*
Sandra C. Heine	411,504 (11)	*
David F. Heniges	312,860 (12)	*
Louis C. Drapeau	40,000	*
All current executive officers and directors as a group (10 persons)	4,620,312 (13)	4.69%
__________

* Less than one percent of the outstanding Common Stock.

(1) Information is based on the Schedule 13G filed with the SEC on August 21, 2006 by Pinto Technology Ventures, L.P., Pinto Technology Ventures GP, L.P. and Pinto TV GP Company LLC (collectively, the “Pinto Entities”) and Matthew Crawford and Evan Melrose. The amount above includes 7,744,621 shares held by Pinto Technology Ventures, L.P. and 2,494,379 shares of Common Stock issuable upon the exercise of warrants. The Pinto Entities and Messrs. Crawford and Melrose share voting and dispositive power with respect to such shares. Messrs. Crawford and Melrose disclaim beneficial ownership in the shares held by the Pinto Entities, except to the extent of their pecuniary interest therein. In addition, the amount above includes 128,000 shares and 149,504 shares for which Mr. Crawford and Mr. Melrose, respectively, have sole voting and dispositive power.

(2) Information is based on the Schedule 13G filed with the SEC on July 11, 2007 by Visium Balanced Fund, LP (“VBF”), Visium Long Bias Fund, LP (“VLBF”), Visium Balanced Offshore Fund, Ltd. (“VBFO”), Visium Long Bias Offshore Fund, Ltd. (“VLBFO”), Visium Capital Management, LLC (“VCM”), Visium Asset Management, LLC (“VAM”), Atlas Master Fund, Ltd. (“AMF”) and Jacob Gottlieb. By virtue of its position as investment advisor to each of VBF, VLBF, VBFO and VLBFO as well as managing an account for AMF, VAM may be deemed to beneficially own the 8,199,194 shares of Common Stock beneficially owned, in the aggregate, by VBF, VLBF, VBFO and VLBFO as well as the shares of Common Stock managed by AMF. By virtue of its position as General Partner to each of VBF and VLBF, VCM may be deemed to beneficially own the 1,593,062 shares of Common Stock beneficially owned by VBF and VLBF. By virtue of his position as the principal of VAM and the sole managing member of VCM, Dr. Gottlieb may be deemed to beneficially own the 8,199,194 shares of Common Stock beneficially owned by VAM.

(3) Information is based on the Schedule 13G/A filed with the SEC on February 14, 2008 by Eli Jacobson.

(4) Information is based on the Schedule 13G/A filed with the SEC on February 14, 2008 by Jonathan M. Glaser, Pacific Capital Management, Inc. (“PCM”), Pacific Assets Management, LLC “(PAM”), JMG Capital Management, Inc. (“JMGI”), JMG Capital Management, LLC (“JMG”), Daniel Albert David and Roger Richter. The amount above includes 150,000 shares for which Mr. Glaser has sole voting and sole dispositive power, 5,454,092 shares for which Mr. Glaser has shared voting power and dispositive power, and 2,727,046 shares for which PCM, PAM, JMGI, JMG, Mr. David and Mr. Richter each have shared voting power and dispositive power.

(5) Includes 2,225,917 shares issuable upon the exercise of stock options exercisable on March 31, 2008 or within 60 days thereafter.

(6) Includes 165,000 shares issuable upon the exercise of stock options exercisable on March 31, 2008 or within 60 days thereafter.

(7) Includes 170,000 shares issuable upon the exercise of stock options exercisable on March 31, 2008 or within 60 days thereafter.

(8) Includes 165,000 shares issuable upon the exercise of stock options exercisable on March 31, 2008 or within 60 days thereafter.

(9) Includes 165,000 shares issuable upon the exercise of stock options exercisable on March 31, 2008 or within 60 days thereafter.

(10) Includes 385,618 shares issuable upon the exercise of stock options exercisable on March 31, 2008 or within 60 days thereafter.

(11) Includes 320,356 shares issuable upon the exercise of stock options exercisable on March 31, 2008 or within 60 days thereafter.

(12) Includes of 309,510 shares issuable upon the exercise of stock options exercisable on March 31, 2008 or within 60 days thereafter.

(13) Includes 3,906,401 shares issuable upon the exercise of stock options exercisable on March 31, 2008 or within 60 days thereafter.

EQUITY COMPENSATION PLAN INFORMATION

The Company currently maintains three equity compensation plans: the 2007 Performance Incentive Plan (the “2007 Plan”), the 1994 Stock Option Plan (the “1994 Plan”) and the Amended and Restated Employee Stock Purchase Plan (the “ESPP”). These plans have each been approved by the Company’s stockholders.

The following table sets forth, for each of the Company’s equity compensation plans, the number of shares of common stock subject to outstanding options, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of December 31, 2007.

Plan category	Number of shares of Common Stock to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of shares of Common Stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by stockholders	7,003,855[1]	$1.09	2,538,208[2]
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	7,003,855	$1.09	2,538,208

1 Of these shares, 220,000 were subject to options then outstanding under the 2007 Plan, and 6,783,855 were subject to options then outstanding under the 1994 Plan. No new awards may be granted under the 1994 Plan.

2 This number is presented after giving effect to purchases under the ESPP for the purchase period that ended December 31, 2007. Of the aggregate number of shares that remained available for future issuance, 1,995,074 shares were available under the 2007 Plan, and 543,134 shares were available under the ESPP. Subject to certain express limits of the 2007 Plan, shares available for award purposes under the 2007 Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, and other forms of awards granted or denominated in shares of the Company’s common stock or units of our common stock including, without limitation, stock bonuses, restricted stock, stock units and performance shares.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related Transactions

The Company’s Restated Certificate of Incorporation, or Certificate, provides for indemnification of directors and officers of the Company to the fullest extent permitted by the General Corporation Law of the State of Delaware, or Delaware Law. Each of the current directors and executive officers of the Company has entered into separate indemnification agreements with the Company. In addition, the Certificate limits the liability of directors to the Company or its stockholders to the fullest extent permitted by Delaware Law.

On February 15, 2007, in connection with the pay-off and redemption of the Company’s senior secured notes issued in December 2005 and January 2006, the Company redeemed for cash a senior secured note with an aggregate principal amount of $231,000 that was issued to Dr. Chandrasekaran, our chief executive officer and a member of our board of directors. The total accrued interest paid under such note was $15,797.

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

Director Independence

The Board has determined that each of Messrs. Chen, Friedlaender, Mattana, Saxe and Wiklund is an “independent director” as that term is defined under the American Stock Exchange listing standards.

Item 14. Principal Accounting Fees and Services

The following table shows the fees paid or accrued by the Company for the audit and other services provided by our independent registered public accounting firm Burr, Pilger & Mayer LLP, or BPM, for fiscal years 2007 and 2006 (in thousands):

	2007	2006
Audit Fees(1)	$410	$347
Audit-related Fees(2)	-	7
Tax Fees	-	-
All Other Fees	-	-
Total	$410	$354

(1)
Audit fees represent fees for professional services provided in connection with the audit of our annual consolidated financial statements, review of our quarterly condensed consolidated financial statements and services that are normally provided by Burr, Pilger & Mayer LLP in connection with statutory and regulatory filings or engagements.

(2)
Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported above under audit fees.

Independence of Independent Registered Public Accounting Firm and Pre-Approval Policy

Our Audit Committee has determined that the provision by BPM of non-audit services is compatible with maintaining the independence of BPM. The Audit Committee has adopted a policy for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services for up to $25,000. Pre-approval may also be given as part of the Audit Committee's approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee's members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. The Audit Committee has delegated to Mr. Jon Saxe the ability to pre-approve audit-related fees and services on behalf of the Audit Committee in accordance with Rule 10A-3 under the Securities Exchange Act of 1934. During fiscal 2007, all services provided by BPM were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(3)	Exhibits

No.	Exhibit Table

10.1	Non-Employee Director Option Grant Program.

10.2	Offer Letter with Louis C. Drapeau, dated September 24, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2008
INSITE VISION INCORPORATED

	By:	/s/ Louis Drapeau
Louis Drapeau Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ *	Chairman of the Board, President and	April 29, 2008
S. Kumar Chandrasekaran, Ph.D.	Chief Executive Officer

/s/ *	Director	April 29, 2008
Francis W. Chen, Ph.D.

/s/ *	Director	April 29, 2008
Mitchell H. Friedlaender, M. D.

/s/ *	Director	April 29, 2008
John L. Mattana

/s/ *	Director	April 29, 2008
Jon S. Saxe

/s/ *	Director	April 29, 2008
Anders P. Wiklund

* S. Kumar Chandrasekaran, Ph.D., by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals, which have been filed with the original Annual Report on Form 10-K filed with the SEC on March 17, 2008.

By:

/s/ Louis Drapeau
-------------------------------------------------------------------------------
Louis Drapeau
Attorney-in-fact

EXHIBIT INDEX

Number	Exhibit Table

10.1	Non-Employee Director Option Grant Program.

10.2	Offer Letter with Louis C. Drapeau, dated September 24, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.