Form 10-Q
period 2008-03-31
INSITE VISION INC
filed 2008-05-12
CIK 802724

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2008
Common Stock, $0.01 par value per share	94,585,449 shares

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2008

ii

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

InSite Vision Incorporated
Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except share amounts)	2008	2007
	(UNAUDITED)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$56,683	$11,532
Restricted cash and short-term investments	5,092	75
Accounts receivable	482	719
Prepaid financing costs	-	538
Prepaid expenses and other current assets	1,260	810
Total current assets	63,517	13,674

Property and equipment, at cost:
Laboratory and other equipment	1,437	1,210
Leasehold improvements	291	289
Furniture and fixtures	160	160
	1,888	1,659
Accumulated depreciation	406	321
	1,482	1,338
Deferred debt issuance cost	4,227	-
Total assets	$69,226	$15,012

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	630	2,196
Accrued liabilites	1,920	862
Accrued compensation and related expense	913	979
Accrued interest	1,040	-
Deferred revenue	2,695	10,145
Other current liabilities	14	48
Total current liabilities	7,212	14,230
Notes payable	60,000	-
Capital lease obligation, less current portion	32	36
Total liabilities	67,244	14,266

Stockholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding at March 31, 2008 and December 31, 2007	-	-
Common stock, $0.01 par value, 240,000,0000 shares authorized; 94,585,449 issued and outstanding at March 31, 2008 and December 31, 2007	946	946
Additional paid-in capital	147,593	147,327
Accumulated deficit	(146,557)	(147,527)
Total stockholders' equity	1,982	746
Total liabilities and stockholders' equity	$69,226	$15,012

__________________________________________________________
(1) Derived from the Company’s audited consolidated financial statements as of December 31, 2007.
See accompanying notes to condensed consolidated financial statements.

.
InSite Vision Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2008	2007

Revenues:
Licensing and milestone amortization	$7,449	$929
Royalties	382	-
Other product and service revenue	100	-
Total revenues	7,931	929

Cost of revenues	67	3
Gross margin	7,864	926
Operating expenses:
Research and development (a)	3,987	1,852
General and administrative (a)	2,005	1,549
Total operating expenses	5,992	3,401

Income (loss) from operations	1,872	(2,475)

Interest (expense) and other income, net	(902)	(100)

Net income (loss)	$970	$(2,575)

Net income (loss) per share:
- Basic	$0.01	$(0.03)
- Diluted	$0.01	$(0.03)

Weighted average shares used in per-share calculation:
- Basic	94,585	93,391
- Diluted	95,004	93,391

(a) Includes the following amounts related to stock based compensation:
Research and development	$78	$43
General and administrative	188	151

__________________________________________________________
See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
(in thousands)	2008	2007

OPERATING ACTIVITIES:
Net income (loss)	$970	$(2,575)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	85	38
Amortization of deferred debt issuance costs	46	22
Stock-based compensation	266	194
Changes in operating assets and liabilities:
Accounts receivable	237	-
Prepaid expenses and other current assets	29	421
Accounts payable	(1,566)	270
Accrued interest	1,040	(702)
Deferred revenue	(7,450)	12,071
Accrued liabilities	1,058	9
Accrued compensation and related expense, and other current liabilities	(101)	185
Net cash (used in) provided by operating activities	(5,386)	9,933
INVESTING ACTIVITIES:
Purchase of property and equipment	(229)	(281)
Increase in restricted cash and short-term investments	(5,017)	-
Net cash used in investing activities	(5,246)	(281)
FINANCING ACTIVITIES:
Proceeds from employee stock option plan and exercise of warrants, net	-	139
Proceeds from issuance of notes payable, net	55,786	-
Repayments of borrowings	-	(6,566)
Payment of capital lease obligation	(3)	(3)
Net cash provided by (used in) financing activities	55,783	(6,430)
Net increase in cash and cash equivalents	45,151	3,222
Cash and cash equivalents at beginning of period	11,532	986
Cash and cash equivalents at end of period	$56,683	$4,208

__________________________________________________________
See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

Note 1. Significant Accounting Policies and Use of Estimates

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of InSite Vision, Inc. ("Company") and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the preparation of the condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for any future period.

The Company operates in one segment, using one measure of profitability to manage its business.  Revenues are primarily from the license of AzaSite to Inspire Pharmaceuticals, Inc., located in the United States and all of the Company's long-lived assets are located in the United States.

These condensed unaudited consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Use of estimates

The preparation of financial statements requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when four basic criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectibility is reasonably assured. For arrangements with multiple elements, the Company analyzes these to determine whether the elements can be separated and accounted for individually as separate units of accounting. The Company’s revenues are primarily related to licensing agreements, and such agreements may provide for various types of payments, including upfront payments, research funding and related fees during the term of the agreement, milestone payments based on the achievement of established development objectives, licensing fees, and royalties on product sales.

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

Cash and cash equivalents

Cash and cash equivalents consist of highly liquid instruments with original maturities of 90 days or less from the date of purchase. Cash and cash equivalents are invested in institutional money market funds, U.S. Treasury securities and similar short duration instruments with fixed maturities from overnight to three months.

Restricted Cash and Short-Term Investments

At March 31, 2008, the Company had restricted cash and short-term investments of $5.1 million principally related to the issuance of $60.0 million of notes payable. These cash and short-term investments are restricted to payment of any remaining interest due on the notes payable after application of the AzaSite royalties from Inspire Pharmaceuticals, Inc. The Company’s investment policy is to limit the risk of principal loss and to ensure safety of invested funds by generally attempting to limit market risk. Accordingly, all the Company’s short-term investments of $3.5 million are currently invested in U.S.Treasury securities with original maturities of twelve months or less. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings.

Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157 as of March 31, 2008 (in thousands):

		Quoted Price in
		Active Marekets of	Significant Other	Significant
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Treasury-backed money market funds	$58,257	$58,257	$-	$-
Short-term investments:
Treasury-backed money market funds	3,518	3,518	-	-
Total	$61,775	$61,775	$-	$-

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the company has the ability to access at the measurement date.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company has no Level 2 assets or liabilities at March 31, 2008.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has no material Level 3 assets or liabilities at March 31, 2008.

The Company’s financial instruments consist mainly of cash and cash equivalents, short-term accounts receivable, accounts payable and debt obligations. Short-term accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximates fair value due to the short-term nature of these instruments. While the Company believes its valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Deferred Debt Issuance Costs

The Company capitalizes costs associated with the issuance of debt instruments and amortizes these costs over the term of the debt agreements using the constant interest method. Amortization expense of deferred debt issuance cost for the period ended March 31, 2008 was $46,000.

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer SFAS No. 157. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is currently evaluating the impact of FSP 157-2 on its consolidated financial position and results of operations.

Note 2. Stock-Based Compensation

Our stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

The effect of recording stock-based compensation for the three months ended March 31, 2008 and 2007 was as follows (in thousands, except per share data):

	Three months ended
	March 31,
	2008	2007
Stock-based compensation expense by type of award:
Employee stock options	$248	$190
Employee stock purchase plan	11	3
Non-employee stock options	7	1
Total stock-based compensation	$266	$194
Impact on net income (loss) per share - basic	$-	$-
Impact on net income (loss) per share - diluted	$-	$-

Employee Stock Purchase Plans

The Company maintains an employee stock purchase plan (the “Purchase Plan”). During the three months ended March 2008 and 2007, there were no shares issued under the Purchase Plan. As of March 31, 2008, 668,134 shares were reserved for issuance under the Purchase Plan. As of March 31, 2008, the unrecorded deferred stock-based compensation balance related to the Purchase Plan was $30,000 and will be recognized over an estimated weighted average amortization period of 1 year.

Employee Stock-based Compensation

During the three months ended March 31, 2008 and 2007, respectively, the Company granted options to purchase 78,500 and 35,500 shares of common stock with an estimated total grant date fair value of $29,000 and $34,000. Based on the Company’s historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 10% for its options for all periods disclosed. Accordingly, of the $29,000 and $34,000, respectively, the Company estimated that the stock-based compensation for the awards not expected to vest was $5,000 and $6,000, respectively.

As of March 31, 2008 and 2007, unrecorded deferred stock-based compensation balance related to stock options was $1.6 million and $1.7 million, respectively, and will be recognized over an estimate weighted-average amortization period of 2.2 years and 1.2 years, respectively.

Valuation assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model using the graded-vesting method with the following weighted-average assumptions:

	Three months ended
	March 31,
Stock Options	2008	2007
Risk-free interest rate	2.6%	4.5%
Expected term(years)	5	5
Expected dividends	0.0%	0.0%
Volatility	74.2%	75.2%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock and the expected moderation in future volatility over the period commensurate with the expected life of the options and other factors. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded Treasury securities for terms equal to the expected term of the options. The expected term calculation is based on the terms utilized by the Company’s competitors, observed historical option exercise behavior and post-vesting forfeitures of options by the Company’s employees.

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

	Number of shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	7,005,105	$1.09
Granted	78,500	0.60
Exercised	-	0.00
Canceled	(47,127)	0.95
Outstanding at March 31, 2008	7,036,478	$1.08	6.68	$63
Options vested and exerciseable and expected to be exercisable at March 31, 2008	6,718,547	$1.07	6.59	$63
Options vested and exerciseable at March 31, 2008	4,816,259	$1.01	5.89	$61

At March 31, 2008, the Company had 3,854,160 shares of common stock available for grant or issuance under its 2007 Plan. The weighted average grant date fair value of options granted during the quarters ended March 31, 2008 and 2007 were $0.37 and $0.96, respectively. No options were exercised during the three months ended March 31, 2008. The total intrinsic value of options exercised during the three months ended March 31, 2007 was $30,300.

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2008:

	Options Outstanding at March 31, 2008			Options Vested and Exercisable at March 31, 2008
		Weighted-Average			Weighted-
Range of Exercise Prices	Number Outstanding	Contractual Life	Exercise Price	Number Exerisable	Average Exercise Price
$0.41 - $0.60	359,250	6.65	$0.45	279,832	$0.41
$0.63 - $0.63	1,949,867	7.08	$0.63	1,489,132	$0.63
$0.64 - $0.84	713,820	6.09	$0.73	682,641	$0.73
$0.85 - $0.93	819,876	6.34	$0.89	668,626	$0.89
$1.02 - $1.45	812,414	3.17	$1.19	664,123	$1.20
$1.46 - $1.46	20,001	9.01	$1.46	15,003	$1.46
$1.50 - $1.50	1,345,500	7.87	$1.50	719,077	$1.50
$1.56 - $1.59	718,500	9.07	$1.59	8,113	$1.56
$1.63 - $5.25	287,250	5.05	$2.65	279,712	$2.68
$5.88 - $5.88	10,000	2.48	$5.88	10,000	$5.88
	7,036,478	6.68	$1.08	4,816,259	$1.01

Note 3. Net Income (Loss) per Share

Basic net income (loss) per share has been computed using the weighted-average number of common shares outstanding during the period. Dilutive net income (loss) per share is computed using the sum of the weighted average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options and warrants. Potentially dilutive securities have been excluded from the computation of diluted net income (loss) per share in 2007 as their inclusion would be antidilutive. At March 31, 2008 and 2007, 15,449,346 and 23,192,019 options and warrants were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended
	March 31,
( in thousands, except per share amounts)	2008	2007
Numerator:
Net income (loss)	$970	$(2,575)

Denominator:
Weighted-average shares outstanding	94,585	93,391
Effect of dilutive securities:
Stock options and warrants	419	-
Weighted-average shares outstanding for diluted income (loss) per share	95,004	93,391

Net income (loss) per share:
Basic	$0.01	$(0.03)
Diluted	$0.01	$(0.03)

Note 4. License Agreements

In March 2008, the Company entered into an international licensing and distribution agreement for AzaSite with Bioceutica S.A., Argentina. Under the terms of the agreement, the Company granted exclusive rights to Bioceutica to commercialize AzaSite for ocular bacterial infection in Argentina, Chile, Paraguay and Uruguay. In exchange, Bioceutica is responsible for obtaining regulatory approval and will pay the Company a double-digit royalty on net sales of AzaSite in these countries, if approved by regulatory authorities. The Company will be responsible for providing manufactured products at cost to Bioceutica.

Note 5. Notes Payable

In February 2008, the Company’s wholly-owned subsidiary, Azithromycin Royalty Sub, LLC issued $60.0 million in aggregate principal amount of non-convertible, non-recourse promissory notes due in 2019. The notes are secured by, and will be repaid from, royalties to be paid to the Company by Inspire Pharmaceuticals from sales of AzaSite in the United States and Canada. The annual cash coupon rate on the notes is 16% with interest payable quarterly in arrears beginning May 15, 2008. Net proceeds from the financing were approximately $55.8 million after transaction costs of approximately $4.2 million. In addition, approximately $5.0 million of the proceeds was set aside for interest reserves. When the AzaSite royalties received for any quarter exceed the interest payments and certain expenses due that quarter, the excess will be applied to the repayment of principal of the notes until the notes have been paid in full. Any shortfall of interest payments from the royalty payments will be paid out of the interest reserves. The notes may be redeemed at the Company’s option, subject to the payment of a redemption premium through May 2012. As of March 31, 2008, the total $60.0 million of notes payable is classified as long-term.

Note 6. Common Stock

The following table shows outstanding warrants as of March 31, 2008. All of the outstanding warrants, except for those issued in March and June, 2004, with an exercise price of $0.75, have cashless exercise provisions. All warrants are exercisable for common stock.

Date Issued	Warrant Shares	Exercise Price	Expiration Date	Potential Total Cash if Exercised
September 22, 2003	81,967	$0.6100	September 21, 2008	$50,000
March 26, 2004	989,401	$0.7500	March 25, 2009	742,051
June 14, 2004	7,414,569	$0.7500	June 13, 2009	5,560,927
June 14, 2004	351,640	$0.5500	June 13, 2009	193,402
May 26, 2005	3,818,175	$0.6325	May 25, 2010	2,414,996
May 26, 2005	366,136	$0.6325	May 25, 2010	231,581
December 30, 2005	860,000	$0.8200	December 29, 2010	705,200
December 30, 2005	110,000	$0.8200	December 29, 2010	90,200
January 11,2006	390,000	$0.8200	January 10, 2011	319,800
August 16, 2006	958,015	$1.5100	August 15, 2011	1,446,603
Total	15,339,903			$11,754,760
Average exercise price per share				$0.77

Note 7. Subsequent Event

In April 2008, the Company entered into a licensing and distribution agreement for AzaSite with Biem Pharmaceuticals, Turkey. Biem Pharmaceuticals is responsible for obtaining regulatory approval and will pay the Company a double-digit royalty on net sales of AzaSite in Turkey, if approved by regulatory authorities. The Company will be responsible for providing manufactured products at cost to Bien Pharmaceuticals.

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

•
AzaSite® (azithromycin ophthalmic solution) 1% (ISV-401), a DuraSite formulation of azithromycin, was developed to serve as a broad spectrum ocular antibiotic; approved by the FDA in April 2007 to treat bacterial conjunctivitis (pink eye); and launched by Inspire Pharmaceuticals in August 2007. AzaSite’s key advantages are a significantly reduced dosing regimen designed to lead to better compliance and outcome, with a broad spectrum antibiotic, and a lowered probability of bacterial resistance based on achieving a high tissue concentration of the antibiotic.

•
ISV-502, a DuraSite formulation of azithromycin and a corticosteroid is under development for ocular inflammation and infection, particularly blepharoconjunctivitis, for which there is currently no FDA approved indicated treatment. We initiated a Phase 3 trial in December 2007.

•
ISV-016, a DuraSite formulation of azithromycin and a corticosteroid, is under development for the treatment of bacterial infections of the middle ear (otitis media); and is in preclinical development.

•	ISV-405, a DuraSite formulation with a higher percentage of azithromycin than AzaSite, is in preclinical development for the treatment of ocular infection and is targeted at international markets.

Major Developments

Major developments for us in the first quarter of 2008 were:

•	entrance into an international licensing agreement with Bioceutica in March 2008 to commercialize AzaSite for ocular bacterial infection in Argentina, Chile, Paraguay and Uruguay;
•	continued enrollment of our Phase 3 trial for ISV-502; and
•	increased sales of AzaSite by Inspire in the United States.

Results of Operations

Revenues.

We had total revenues in the first quarters of 2008 and 2007 of $7.9 million and $929,000, respectively. Revenues in the first quarter of 2008 consisted primarily of the amortization of the license fee and milestone payment for AzaSite. In addition, $382,000 of the revenues in the quarter ended March 31, 2008 represented net royalties from the sale of AzaSite by Inspire as reported to us by Inspire after March 31, 2008. The remainder of first quarter 2008 revenues represented sales of materials to Inspire under our Supply Agreement, sales of our AzaSite finished good inventory to Inspire and contract services provided to Inspire related to its AzaSite activities.

Cost of revenues.

Cost of revenues was $67,000 and $3,000 in the first quarters of 2008 and 2007, respectively. Cost of revenues were comprised of royalties accrued for third parties including Pfizer, based on the royalty report provided to us by Inspire after March 31, 2008 and the cost of DuraSite demonstration units sold to Inspire. Cost of revenues in the first quarter ended March 31, 2007 were comprised of the cost of OcuGene sample collection kits distributed for use.

Research and development expenses.

Our research and development, R&D, expenses for the first quarter ended March 31, 2008 and 2007 were:

R&D Cost by Program
(in millions)

	Three months ended March 31
Program	2008	2007
AzaSite	$0.2	$0.8
ISV-502	2.6	1.0
ISV-016	1.0	-
ISV-405	0.1	-
Other	0.1	0.1
Total	$4.0	$1.9

In the first quarter of 2008, our ISV-502 program expenses consisted primarily of the ongoing Phase 3 clinical trial and preparation for the production of ISV-502 registration batches at our contract manufacturing site. Our expenses related to our ISV-016 program mainly consisted of preclinical testing to prepare for the filing of an IND. Our ISV-405 expenses also mainly related to preclinical experiments.

General and administrative expenses.

General and administrative expenses increased to $2.0 million in the first quarter of 2008 from $1.5 million in the first quarter of 2007. This increase mainly reflects higher personnel-related expenses associated with an increase in headcount, salary and health insurance cost increases and higher non-cash stock-based compensation.

Interest (expense) and other income, net.

Interest (expense) and other income, net was an expense of $902,000 in the first quarter of 2008 compared to an expense of $100,000 in the first quarter of 2007. $756,000 of the increase reflects interest accrued on the $60 million of notes payable that the Company issued in February 2008 (the “AzaSite Notes”). Additionally, we began to amortize the debt issuance costs incurred due to our issuance of the AzaSite Notes. This increase of interest expense was partially offset by the interest income on our higher cash and cash equivalents and short-term investments balance during the first quarter of 2008.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private and public placements of our equity securities, secured notes, convertible debentures and, to a lesser extent, from collaborative agreements and bridge loans. At March 31, 2008, our cash and cash equivalents balance was $56.7 million. It is our policy to invest our cash and cash equivalents in highly liquid securities, such as interest-bearing money market funds, Treasury and federal agency notes and corporate debt.

Net cash used in operating activities was $5.4 million for the first quarter ended March 31, 2008. Cash provided by operating activities was $9.9 million for the first quarter ended March 31, 2007. The decrease mainly reflects a decrease in deferred revenue due to the amortization of the license fee for AzaSite we received in the first quarter of 2007 as part of the Inspire license. Additionally, we paid approximately $1.6 million of accounts payable during the first quarter of 2008 and our accrued interest and accrued liabilities increased $1.0 million and $1.1 million, respectively, in the first quarter of 2008.

Net cash used in investing activities was $5.2 million and $281,000 for the first quarter ended March 31, 2008 and 2007, respectively. The increase was primarily due to a $5.0 million increase in restricted cash and short-term investments related to funding an interest reserve account required pursuant to the $60 million offering of the AzaSite Notes.

Net cash provided by financing activities was $55.8 million in the first quarter of 2008, reflecting the net proceeds from the issuance of the AzaSite Notes. Net cash used in financing activities was $6.4 million for the first quarter ended March 31, 2007. The use reflects the repayment of $6.6 million of short-term notes in February 2007. In the first quarter of 2007 we also received net proceeds of $139,000 from the exercise of warrants and options. In both the first quarter of 2008 and 2007, we made $3,000 of payments under our capital leases.

Our future capital expenditures and requirements will depend on numerous factors, including the progress of our clinical testing, research and development programs and preclinical testing, the time and costs involved in obtaining regulatory approvals, our and our partners’ ability to successfully commercialize AzaSite, ISV-502, ISV-016 and any other products that we may launch in the future, our ability to establish collaborative arrangements, the ability of our licensees to generate royalty-bearing sales, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in our existing collaborative and licensing relationships, acquisition of new businesses, products and technologies, the completion of commercialization activities and arrangements, and the purchase of additional property and equipment.

Contractual Obligations

As of March 31, 2008, our contractual obligations increased to $82.3 from $25.3 million at December 31, 2007 mainly due to the issuance of the AzaSite Notes. We believe there have been no other significant changes in our payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer SFAS No. 157. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is currently evaluating the impact of FSP 157-2 on its consolidated financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The securities in our investment portfolio are not leveraged, are classified as cash and cash equivalents or short-term investments and are, due to their short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio. While a hypothetical decrease in market interest rates by 10 percent from the March 31, 2008 levels would cause a decrease in interest income, it would not result in a loss of the principal.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. In the current economic environment to achieve this objective, we maintain our portfolio in cash equivalents, including obligations of U.S. government-sponsored enterprises and money market funds. These securities are classified as cash and cash equivalents and consequently are recorded on the balance sheet at fair value. We do not utilize derivative financial instruments to manage our interest rate risks.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our principal executive officer, Dr. Chandrasekaran, and our principal financial officer, Louis Drapeau, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Form 10-Q (the “Evaluation Date”). Based on that evaluation, Dr. Chandrasekaran and Mr. Drapeau concluded that our disclosure controls and procedures were effective as of the Evaluation Date in providing them with material information relating to us in a timely manner, as required to be disclosed in the reports we file under the Exchange Act.

(b) Changes in internal control over financial reporting. There was no change in the Company's internal control over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2007.

Risks Relating to Our Business

It is difficult to evaluate our business because we are in an early stage of development and our technology is untested and successful development of pharmaceutical products is highly uncertain and requires significant expenditures and time.

We are in the early stages of developing our business, particularly with respect to commercializing our products. We received regulatory approval for AzaSite in April 2007 and commercial sales of AzaSite began in the third quarter of 2007. Before regulatory authorities grant us marketing approval for additional products, we need to conduct significant additional research and development and preclinical and clinical testing and submit an NDA. Successful development of pharmaceutical products is highly uncertain. Products that appear promising in research or development, including ISV-502, may be delayed or fail to reach later stages of development or the market for several reasons, including:

▪	preclinical tests may show the product to be toxic or lack efficacy in animal models;

▪	clinical trial results may show the product to be less effective than desired or to have harmful or problematic side effects;

▪
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

▪	difficulties in formulating the product, scaling the manufacturing process, or getting approval for manufacturing;

▪	even if safe and effective, manufacturing costs, pricing, or reimbursement issues, or other factors may make the product uneconomical;

▪	proprietary rights of others and their competing products and technologies may prevent the product from being developed or commercialized; or

▪	are not able to compete with superior, equivalent, more cost-effective or more effectively promoted products offered by competitors.

Therefore, our research and development activities, including ISV-502, may not result in any commercially viable products.

We have a history of operating losses and we expect to continue to have losses in the future.

We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that did not prove to have commercial potential. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties or other revenues from sales of our products. Attaining significant revenue or profitability depends upon our ability, alone or with third parties, to develop our potential products successfully, conduct clinical trials, obtain required regulatory approvals and manufacture and market our products successfully. We may not ever achieve or be able to maintain significant revenue or profitability, including with respect to AzaSite, our lead product which has not yet been commercially launched outside the United States.

Clinical trials are expensive, time-consuming and difficult to design and implement and it is unclear whether the results of such clinical trials will be favorable.

We have begun our first Phase 3 clinical trial for our ISV-502 product candidate. Human clinical trials for our product candidates are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials for ISV-502 and any other product candidates may take over a year to complete. Furthermore, we could encounter problems that cause us to abandon or repeat clinical trials resulting in additional expense, further delays and potentially preventing the completion of such trials. The commencement and completion of clinical trials may be delayed or terminated due to several factors, including:

▪	unforeseen safety issues;

▪	lack of effectiveness during clinical trials;

▪	difficulty in determining dosing and trial protocols;

▪	slower than expected rates of patient recruitment;

▪	inability to monitor patients adequately during or after treatment; and

▪	inability or unwillingness of clinical investigators to follow our clinical protocols.

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

The results of our clinical trials may not support our product candidate claims.

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

Our strategy for commercialization of our products requires us to enter into successful arrangements with corporate collaborators.

We generally intend to enter into partnering and collaborative arrangements with respect to the commercialization of our product candidates, such as ISV-502. However, we cannot assure you that we will be able to enter into such arrangements or that they will be beneficial to us. The success of our partnering and collaboration arrangements will depend upon many factors, including:

▪	the progress and results of our preclinical and clinical testing and research and development programs;

▪	the time and cost involved in obtaining regulatory approvals;

▪	our ability to negotiate favorable terms with potential collaborators;

▪	the efforts and success of our collaborators in marketing the product;

▪	our ability to prosecute, defend and enforce patent claims and other intellectual property rights;

▪	the outcome of possible future legal actions; and

▪	competing technological and market developments.

We may not be able to conclude arrangements with third parties to support the commercialization of our products on acceptable terms, or at all, and may not be able to maintain any arrangement that we do enter into.

The commercial success of our products is dependent on the diligent efforts of our corporate collaborators.

Because we generally rely on third parties for the marketing and sale of our products, revenues that we receive will be highly dependent on the efforts of these third parties, particularly Inspire. These collaborators may terminate their relationships with us and may not diligently or successfully market or sell our products. These collaborators may also pursue alternative or competing technologies or develop alternative products either on their own or in collaboration with others, including our competitors. In addition, marketing consultants and contract sales organizations that we may use in the future for our products may market products that compete with our products and we must rely on their efforts and ability to market and sell our products effectively.

If we fail to enter into future collaborations or our current collaborations are terminated, we will need to enter into new collaborations or establish our own sales and marketing organization.

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

Our future success depends on our ability to engage third parties to assist us with the development of new products, new indications for existing products, and in the conduct of our clinical trials to achieve regulatory approval for commercialization and any failure or delay by those parties to fulfill their obligations could adversely affect our development and commercialization plans.

For our business model to succeed, we must continually develop new products or discover new indications for our existing products. As part of that process, we rely on third parties such as clinical research organizations, clinical investigators and outside testing labs for development activities such as Phase 2 and/or Phase 3 clinical testing and to assist us in obtaining regulatory approvals for our product candidates. We rely heavily on these parties for successful execution of their responsibilities, but have no control over how these parties manage their businesses and cannot assure you that such parties will diligently or effectively perform their activities. For example, the clinical investigators conducting our clinical trials, including our current Phase 3 trial for ISV-502, are not our employees. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocols, rules and regulations or in accordance with the general investigational plan and protocols for the trial as well as the various rules and regulations governing clinical trials in the U.S. and abroad. Any failure by those parties to perform their duties effectively and on a timely basis could harm our ability to develop and commercialize new products and harm our business.

Physicians and patients may not accept and use our products.

Even if the FDA approves our product candidates, physicians and patients may not accept and use them. Acceptance and use of our products will depend upon a number of factors including:

▪	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drugs;

▪	pricing of our products relative to competing products;

▪	perceived benefits of competing products or treatments;

▪	physicians’ comfort level and prior experience with and use of competing products;

▪	availability of reimbursement for our products from government or other healthcare payers; and

▪	effectiveness of marketing and distribution efforts by us and our licensees and distributors.

We may require additional licenses or be subject to expensive and uncertain patent litigation in order to sell our products.

A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with our technologies or patent applications. As is common in the pharmaceutical and biotech industry, from time to time we receive notices from third parties alleging various challenges to our patent rights, and we investigate the merits of each allegation that we receive. Such conflicts, if proven, could invalidate our issued patents, limit the scope of the patents, if any, that we may be able to obtain, result in the denial of our patent applications or block our rights to exploit our technology. If the U.S. Patent and Trademark Office, or USPTO, or foreign patent agencies have issued or in the future issue patents to other companies that cover our activities, we may not be able to obtain licenses to these patents at a reasonable cost, or at all, or be able to develop or obtain alternative technology. If we do not obtain such licenses, we could encounter delays in or be precluded altogether from introducing products to the market. If we are required to obtain additional licenses from third parties with respect to the AzaSite Notes in the United States and Canada, we will be required to pay such amounts from our existing cash.

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

Our business depends upon our proprietary rights, and we may not be able to protect, enforce or secure our intellectual property rights adequately.

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

In February 2008, through a wholly owned subsidiary, we issued $60 million in aggregate principal amount of AzaSite Notes, which are secured principally by royalty payments from future sales of AzaSite in North America, but not the right to receive such payments, and by a pledge by us of all the outstanding equity interest in our subsidiary. If the AzaSite royalty payments are insufficient to repay the AzaSite Notes or if an event of default occurs under the indenture governing the AzaSite Notes, in certain circumstances, the royalty payments and our equity interest in our subsidiary may be foreclosed upon and we would lose the potential to receive future royalty payments after the AzaSite Notes are repaid in full and our intellectual property and other rights related to AzaSite. In addition, in connection with the issuance of the AzaSite Notes, we have made certain representations, warranties and covenants to our subsidiary and the holders of the AzaSite Notes, or the Noteholders. If we breach these representations, warranties or covenants, such breach could trigger an event of default under the indenture and we could also be liable to our subsidiary or the Noteholders for substantial damages in respect of any such breach, which could harm our financial condition and ability to conduct our business as currently planned. See “Business-Recent Events” and Note 12 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and Note 5 to the Condensed Consolidated Financial Statements included herein for a more complete description of the terms of the AzaSite Notes.

Inspire’s failure to successfully market and commercialize AzaSite would harm sales of AzaSite and, therefore, would delay or prevent repayment of the AzaSite Notes, which would delay or prevent us from receiving future revenue from sales of AzaSite.

The AzaSite Notes issued by our subsidiary will be repaid solely from royalties on net sales of AzaSite in the United States and Canada by Inspire under the Inspire Agreement. Inspire has assumed full control of all promotional, sales and marketing activities for AzaSite and has sole control over the pricing of AzaSite. Accordingly, royalty payments in respect of net sales of AzaSite in the United States and, upon regulatory approval, in Canada, will be entirely dependent on the actions, efforts and success of Inspire, over whom neither we nor our subsidiary have control. The success of Inspire’s commercialization of AzaSite and the time of repayment of the AzaSite Notes will depend on a number of factors, including:

•	the scope of Inspire’s launch of AzaSite in the United States and Canada;

•	the effectiveness and extent of Inspire’s promotional, sales and marketing efforts;

•	Inspire’s ability to build, train and retain an effective sales force;

•	Inspire’s ability to successfully sell AzaSite to physicians and patients;

•	Inspire’s pricing decisions regarding AzaSite;

•	Inspire’s marketing and selling of any current or future competing products;

•	Inspire’s ability to compete against larger and more experienced competitors;

•	the discovery of any side effects or negative efficacy findings for AzaSite;

•	product recalls or product liability claims relating to AzaSite;

•	the introduction of branded generic competition;

•	if competing products for the treatment of bacterial conjunctivitis obtain more favorable formulary status than AzaSite; and

•	the relevant parties’ ability to adequately maintain or enforce the intellectual property rights relevant to AzaSite.

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

Inspire could experience financial or other difficulties unrelated to AzaSite that could adversely affect the marketing or sale of AzaSite. Moreover, Inspire could change its commercial strategy and deemphasize or sell or sublicense its rights to AzaSite. Neither we nor our subsidiary can ensure that Inspire effectively maximizes the potential sales of AzaSite nor can we prevent Inspire from exercising its right to terminate the Inspire License Agreement at any time. Our subsidiary’s ability to pay amounts due on the AzaSite Notes may be materially harmed to the extent Inspire fails or is unable to successfully market and sell AzaSite. Our ability to receive future revenue from sales of AzaSite is dependent on our subsidiary repaying the AzaSite Notes in a timely fashion. If our subsidiary takes longer than anticipated to repay the AzaSite Notes, or if it defaults on the AzaSite Notes, in each case due to lower sales of AzaSite by Inspire for any of the reasons described above, or due to other unforeseen events, we may not receive future revenue from AzaSite as currently planned, or at all.

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

We are dependent upon key employees and we may not be able to retain or attract key employees, and our ability to attract and retain key employees could be harmed by our current financial situation.

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

We may not successfully manage growth.

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

We have no experience in commercial manufacturing and if contract manufacturing is not available to us or does not satisfy regulatory requirements, we will have to establish our own regulatory compliant manufacturing capability and may not have the financial resources to do so.

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

We compete in highly competitive markets and our competitors’ financial, technical, marketing, manufacturing and human resources may surpass ours and limit our ability to develop and/or market our products and technologies.

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

If we cannot compete successfully for market share against other drug companies, we may not achieve sufficient product revenues and our business will suffer.

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

Our use of hazardous materials may pose environmental risks and liabilities which may cause us to incur significant costs.

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

If we engage in acquisitions, we will incur a variety of costs, and the anticipated benefits of the acquisitions may never be realized.

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

As of March 31,2008, our management and principal stockholders (those owning more than 5% of our outstanding shares) together beneficially owned approximately 34% of shares of common stock. In addition, investors in our March/June 2004 and May 2005 private placements, as a group, owned approximately 13% of our outstanding shares of common stock as of March 31, 2008. If such investors were to exercise the warrants they currently hold, assuming no additional acquisitions, sales or distributions, such investors would own approximately 23% of our outstanding shares of common stock based on their ownership percentages as of March 31, 2008. As a result, these two groups of stockholders, acting together or as individual groups, may be able to exert significant control on matters requiring approval by our stockholders, including the election of all or at least a majority of our Board of Directors, amendments to our charter, and the approval of business combinations and certain financing transactions.

The market prices for securities of biopharmaceutical and biotechnology companies such as ours have been and are likely to continue to be highly volatile due to reasons that are related and unrelated to our operating performance and progress.

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances, the status of our relationships or proposed relationships with third-party collaborators, the results of testing and clinical trials, the exercise of outstanding options and warrants that could result in dilution to our current holders of common stock, developments in patent or other proprietary rights of us or our competitors, our or Inspire’s failure to meet analyst expectations, any litigation regarding the same, technological innovations or new therapeutic products, governmental regulation, or public concern as to the safety of products developed by us or others and general market conditions, concerning us, our competitors or other biopharmaceutical companies, may have a significant effect on the market price of our common stock. For example, in the twelve months ended March 31, 2008, our closing stock price fluctuated from a high of $1.79 to a low of $0.57. Such fluctuations can lead to securities class action litigation. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

We have not paid any cash dividends on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

We have adopted and are subject to anti-takeover provisions that could delay or prevent an acquisition of our Company and could prevent or make it more difficult to replace or remove current management.

Provisions of our certificate of incorporation and bylaws may constrain or discourage a third party from acquiring or attempting to acquire control of us. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, such provisions could also prevent or make it more difficult for our stockholders to replace or remove current management and could adversely affect the price of our common stock if they are viewed as discouraging takeover attempts, business combinations or management changes that stockholders consider in their best interest. Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock, or Preferred Stock. Our Board of Directors has the authority to determine the price, rights, preferences, privileges and restrictions, including voting rights, of the remaining unissued shares of Preferred Stock without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible financings, acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, even if the transaction might be desired by our stockholders. Provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving us, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless conditions set forth in the Delaware General Corporation Law are met. The issuance of Preferred Stock or Section 203 of the Delaware General Corporation Law could also be deemed to benefit incumbent management to the extent these provisions deter offers by persons who would wish to make changes in management or exercise control over management. Other provisions of our certificate of incorporation and bylaws may also have the effect of delaying, deterring or preventing a takeover attempt or management changes that our stockholders might consider in their best interest. For example, our bylaws limit the ability of stockholders to remove directors and fill vacancies on our Board of Directors. Our bylaws also impose advance notice requirements for stockholder proposals and nominations of directors and prohibit stockholders from calling special meetings or acting by written consent.

If earthquakes and other catastrophic events strike, our business may be negatively affected.

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

We face the risk of a decrease in our cash balances and losses in our investment portfolio.

Our investment policy is structured to limit credit risk and manage interest rate risk. By policy, we only invest in what we view as very high quality debt securities, such as U.S. Government securities. However, the recent uncertainties in the credit markets could prevent us from liquidating our positions in securities that we currently believe constitute high quality investments and could also result in the loss of some or all of our principal if the issuer of such securities defaults on its credit obligations.  Following completion of our $60.0 million financing on February 21, 2008, investment income will likely become a more substantial component of our net income. The ability to achieve our investment objectives is affected by many factors, some of which are beyond our control. Our interest income will be affected by changes in interest rates, which are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions.   The outlook for our investment income is dependent on the future direction of interest rates and the amount of cash flows from operations, if any, that are available for investment. Any significant decline in our investment income or the value of our investments as a result of falling interest rates, deterioration in the credit of the securities in which we have invested, or general market conditions, could harm our ability to liquidate our investments, our cash position and our net income

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

INSITE VISION INCORPORATED

Dated: May 12, 2008	by:	/s/ Louis C. Drapeau
Louis C. Drapeau
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Table

3.1[1]	Restated Certificate of Incorporation.

3.2[2]	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 11, 1997.

3.3[2]	Certificate of Correction of the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 26, 1997.

3.4[3]	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock as filed with the Delaware Secretary of State on July 3, 2002.

3.5[4]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on June 3, 1994.

3.6[5]	Amended and Restated Bylaws.

3.7[6]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on July 20, 2000.

3.8[6]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on June 1, 2004.

3.9[7]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on October 23, 2006.

4.1	Reference is made to Exhibits 3.1 through 3.9.

10.1	Purchase and Sale Agreement by and between Azithromycin Royalty Sub LLC and the Company dated February 21, 2008.

10.2	Note Purchase Agreement by and among Azithromycin Royalty Sub LLC, the Company and the purchasers named therein dated February 21, 2008.

10.3	Indenture by and between Azithromycin Royalty Sub LLC and U.S. Bank National Association dated February 21, 2008.

10.4	Pledge and Security Agreement made by the Company to U.S. Bank National Association, as Trustee, dated February 21, 2008.

10.5	Residual License Agreement by and between Azithromycin Royalty Sub LLC and the Company dated February 21, 2008.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Incorporated by reference to an exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

2	Incorporated by reference to exhibits in the Company's Registration Statement on Form S-3 (Registration No. 333-36673) as filed with the Securities and Exchange Commission on September 29, 1997.

3
Incorporated by reference to an exhibit in Amendment No. 1 the Company's Registration Statement on Form S-1 (Registration No. 33-68024) as filed with the Securities and Exchange Commission on September 16, 1993.

4	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 23, 2005 (File Number 333-126084).

5	Incorporated by reference to an exhibit in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

6	Incorporated by reference to an exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

7	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.