Form 10-Q
period 2008-06-30
INSITE VISION INC
filed 2008-08-11
CIK 802724

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
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
Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2008
Common Stock, $0.01 par value per share	94,628,937 shares

QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

InSite Vision Incorporated
Condensed Consolidated Balance Sheets

	June 30,	December 31,
(in thousands, except share amounts)	2008	2007
	(UNAUDITED)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$49,909	$11,532
Restricted cash and short-term investments	3,103	75
Accounts receivable	915	719
Prepaid financing costs	-	538
Prepaid expenses and other current assets	1,065	810
Total current assets	54,992	13,674
Property and equipment, net	1,565	1,338
Debt issuance cost, net	4,134	-
Total assets	$60,691	$15,012
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	875	2,196
Accrued liabilites	869	862
Accrued compensation and related expense	718	979
Accrued interest	1,200	-
Deferred revenue	405	10,145
Other current liabilities	106	48
Total current liabilities	4,173	14,230
Notes payable	60,000	-
Capital lease obligation, less current portion	28	36
Total liabilities	64,201	14,266
Commitments and contingencies	-	-
Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding at June 30, 2008 and December 31, 2007	-	-
Common stock, $0.01 par value, 240,000,000 shares authorized; 94,628,937 and 94,585,449 issued and outstanding at June 30, 2008 and December 31, 2007	946	946
Additional paid-in capital	147,863	147,327
Accumulated deficit	(152,319)	(147,527)
Total stockholders' equity (deficit)	(3,510)	746
Total liabilities and stockholders' equity (deficit)	$60,691	$15,012

(1) Derived from the Company’s audited consolidated financial statements as of December 31, 2007.
See accompanying notes to condensed consolidated financial statements.

.
InSite Vision Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007

Revenues:
Licensing	$2,490	$6,272	$9,939	$7,201
Royalties	815	-	1,197	-
Other product and service revenue	-	345	100	345
Total revenues	3,305	6,617	11,236	7,546

Cost of revenues	142	260	209	263
Gross profit	3,163	6,357	11,027	7,283
Operating expenses:
Research and development (a)	5,041	2,069	9,028	3,921
General and administrative (a)	1,564	2,125	3,569	3,674
Total operating expenses	6,605	4,194	12,597	7,595

Income (loss) from operations	(3,442)	2,163	(1,570)	(312)

Interest (expense) and other income, net	(2,320)	(4)	(3,222)	(104)

Net income (loss)	$(5,762)	$2,159	$(4,792)	$(416)

Net income (loss) per share:
- basic	$(0.06)	$0.02	$(0.05)	$-
- diluted	$(0.06)	$0.02	$(0.05)	$-

Weighted average shares used in per-share calculation:
- Basic	94,586	94,069	94,586	93,767
- Diluted	94,586	104,990	94,586	93,767

(a) Includes the following amounts related to stock based compensation:
Research and development	$65	$61	$142	$104
General and administrative	185	177	374	328

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
(in thousands)	2008	2007

OPERATING ACTIVITIES:
Net loss	$(4,792)	$(416)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	190	94
Amortization of debt issuance costs	150	22
Stock-based compensation	516	432
Changes in operating assets and liabilities:
Accounts receivable	(196)	-
Prepaid expenses and other current assets	700	306
Inventory	-	(600)
Accounts payable	(1,321)	(28)
Accrued interest	1,200	(702)
Deferred revenue	(9,740)	24,799
Accrued liabilities	7	691
Accrued compensation and related expense, and other current liabilities	(205)	7
Net cash (used in) provided by operating activities	(13,491)	24,605
INVESTING ACTIVITIES:
Purchase of property and equipment	(417)	(633)
Increase in restricted cash and short-term investments	(3,028)	-
Net cash used in investing activities	(3,445)	(633)
FINANCING ACTIVITIES:
Issuance of common stock from exercise of options, employee
Proceeds from employee stock option plan,employee stock purchase plan and exercise of warrants, net	20	485
Proceeds from issuance of notes payable, net of $4,701 debt issuance costs	55,299	-
Repayments of borrowings	-	(6,566)
Payment of capital lease obligation	(6)	(5)
Net cash provided by (used in) financing activities	55,313	(6,086)
Net increase in cash and cash equivalents	38,377	17,886
Cash and cash equivalents at beginning of period	11,532	986
Cash and cash equivalents at end of period	$49,909	$18,872

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

Note 1. Significant Accounting Policies and Use of Estimates

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of InSite Vision Incorporated ("Company") and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the preparation of the condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for any future period.

The Company operates in one segment, using one measure of profitability to manage its business.  Revenues are primarily from the license of AzaSite to Inspire Pharmaceuticals, Inc.(“Inspire”), located in the United States, and all of the Company's long-lived assets are located in the United States.

These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Use of estimates

The preparation of condensed consolidated financial statements requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when four basic criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the amount is fixed or determinable; and collectibility is reasonably assured. For arrangements with multiple elements, the Company analyzes these to determine whether the elements can be separated and accounted for individually as separate units of accounting. The Company’s revenues are primarily related to licensing agreements, and such agreements may provide for various types of payments, including upfront payments, research funding and related fees during the term of the agreement, milestone payments based on the achievement of established development objectives, licensing fees, and royalties on product sales.

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

Restricted Cash and Short-Term Investments

At June 30, 2008, the Company had restricted cash and short-term investments of $3.1 million principally related to the issuance of $60.0 million of notes payable. These cash and short-term investments are restricted to payment of any remaining interest due on the notes payable after application of the AzaSite royalties from Inspire. The Company’s investment policy is to limit the risk of principal loss and to ensure safety of invested funds by generally attempting to limit market risk. Accordingly, the Company’s short-term investments of $1.0 million are currently invested in U.S.Treasury securities with original maturities of twelve months or less. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings.

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

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157 as of June 30, 2008 (in thousands):

	Balance as of June 30, 2008	Quoted Price in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Treasury-backed money market funds	$51,339	$51,339	$-	$-
Restricted short-term investments:
Treasury-backed money market funds	1,000	1,000	-	-
Total	$52,339	$52,339	$-	$-

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company has no Level 2 assets or liabilities at June 30, 2008.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has no material Level 3 assets or liabilities at June 30, 2008.

The Company’s financial instruments consist mainly of cash equivalents, short-term accounts receivable, accounts payable and debt obligations. Short-term accounts receivable and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximates fair value due to the short-term nature of these instruments. While the Company believes its valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Debt Issuance Costs

The Company capitalizes costs associated with the issuance of debt instruments and amortizes these costs over the term of the debt agreements using the constant interest method. Amortization expense of debt issuance cost for the three and six month periods ended June 30, 2008 was $104,000 and $150,000, respectively.

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

The effect of recording stock-based compensation for the three and six month periods ended June 30, 2008 and 2007 was as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Stock-based compensation expense by type of award:
Employee stock options	$235	$228	$483	$418
Employee stock purchase plan	13	3	24	6
Non-employee stock options	2	7	9	8
Total stock-based compensation	$250	$238	$516	$432
Impact on net income (loss) per share -basic and diluted	$-	$-	$-	$-

Employee Stock Purchase Plans

The Company maintains an employee stock purchase plan (the “Purchase Plan”). During the three month and six month periods ended June 30, 2008, 43,488 shares were issued under the Purchase Plan. During the three and six month periods ended June 30, 2007, 34,798 shares were issued under the Purchase. As of June 30, 2008, 624,646 shares were reserved for issuance under the Purchase Plan. As of June 30, 2008, the unrecorded deferred stock-based compensation balance related to the Purchase Plan was $29,000 and will be recognized over an estimated weighted average amortization period of approximately 1.5 years.

Employee Stock-based Compensation

During the three month periods ended June 30, 2008 and 2007, respectively, the Company granted options to purchase 70,500 and 745,001 shares of common stock with an estimated total grant date fair value of $29,000 and $760,000. Based on the Company’s historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 10% for its options for all periods disclosed. Accordingly, of the $29,000 and $760,000, respectively, the Company estimated that the stock-based compensation for the awards not expected to vest was $5,000 and $146,000, respectively.

During the six month periods ended June 30, 2008 and 2007, respectively, the Company granted options to purchase 149,000 and 780,501 shares of common stock with an estimated total grant date fair value of $58,000 and $794,000. Of the $58,000 and $794,000, respectively, the Company estimated that the stock-based compensation for the awards not expected to vest was $11,000 and $152,000, respectively.

As of June 30, 2008, the Company’s unrecorded deferred stock-based compensation balance related to stock options was $1.4 million and will be recognized over an estimate weighted-average amortization period of 2 years.

Valuation assumptions

The Company estimates the fair value of stock options and employee stock purchase plan using a Black-Scholes valuation model using the graded-vesting method with the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
Stock Options	2008	2007	2008	2007
Risk-free interest rate	3.3%	4.6%	2.6%- 3.3%	4.5%-4.6%
Expected term (years)	5	5	5	5
Expected dividends	0.0%	0.0%	0.0%	0.0%
Volatility	73.5%	74.3%	73.5%-74.2%	74.3%-75.2%

Employee Stock Purchase Plan
Risk-free interest rate	3.3%	4.6%	3.3%	4.6%
Expected term (years)	1.5	1.5	1.5	1.5
Expected dividends	0.0%	0.0%	0.0%	0.0%
Volatility	73.5%	74.3%	73.5%	74.3%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock and the expected moderation in future volatility over the period commensurate with the expected life of the options and other factors. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded Treasury securities for terms equal to the expected term of the options. The expected term calculation is based on observed historical option exercise behavior and post-vesting forfeitures of options by the Company’s employees.

Equity Incentive Program

Prior to October 15, 2007, the Company granted options under a stock option plan adopted in 1994 and amended thereafter (the “1994 Plan”), that allowed for the granting of non-qualified stock options, incentive stock options and stock purchase rights to the Company’s employees, directors, and consultants. On October 15, 2007, the Company’s stockholders approved a new equity incentive plan, the 2007 Performance Incentive Plan (the “2007 Plan”), that provides for grants of options and other equity-based awards to the Company’s employees, directors and consultants. The Company’s authority to grant new awards under the 1994 Plan terminated upon stockholder approval of the 2007 Plan. Options granted under these plans expire 10 years after the date of grant and become exercisable at such times and under such conditions as determined by the Company’s Board of Directors (generally with 25% vesting after one year and the balance vesting on a daily basis over the next three years of service). Upon termination of the optionee’s service, unvested options terminate, and vested options generally expire at the end of three months. Only nonqualified stock options have been granted under these plans to date. On January 1 of each calendar year during the term of the 2007 Plan, the shares of common stock available for issuance will be increased by the lesser of 2% of the total outstanding shares of common stock on December 31 of the preceding calendar year, or 3,000,000 shares. The following is a summary of activity under these plans for the indicated periods:

			Weighted-Average	Aggregate
	Number of	Weighted-Average	Remaining Contractual	Intrinsic Value
	shares	Exercise Price	Term (Years)	(in thousands)
Outstanding at December 31, 2007	7,005,105	$1.09
Granted	149,000	0.63
Exercised	-	0.00
Canceled	(67,127)	1.72
Outstanding at June 30, 2008	7,086,978	$1.07	6.48	$36
Options vested and exerciseable and expected to be exercisable at June 30, 2008	6,845,730	$1.07	6.41	$36
Options vested and exerciseable at June 30, 2008	5,220,935	$1.02	5.85	$36

At June 30, 2008, the Company had 3,803,660 shares of common stock available for grant under the 2007 Plan. The weighted average grant date fair value of options granted during the quarters ended June 30, 2008 and 2007 were $0.39 and $0.97, respectively. No options were exercised during the three and six month periods ended June 30, 2008. The total intrinsic value of options exercised during the six months ended June 30, 2007 was $67,000.

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2008:

	Options Outstanding at June, 2008			Options Vested and Exercisable at June 30, 2008
		Weighted-Average
					Weighted-
	Number	Contractual		Number	Average
Range of Exercise Prices	Outstanding	Life	Exercise Price	Exerisable	Exercise Price
$0.41 - $0.60	359,250	6.40	$0.45	280,916	$0.41
$0.63 - $0.63	1,949,867	6.80	$0.63	1,587,322	$0.63
$0.64 - $0.75	750,193	6.20	$0.72	670,077	$0.72
$0.82 - $0.93	854,003	6.10	$0.89	702,753	$0.89
$1.02 - $1.45	812,414	2.92	$1.19	674,009	$1.20
$1.46 - $1.46	20,001	8.76	$1.46	20,001	$1.46
$1.50 - $1.50	1,345,500	7.62	$1.50	802,864	$1.50
$1.56 - $1.59	718,500	8.82	$1.59	212,549	$1.59
$1.63 - $5.25	267,250	5.17	$2.59	260,444	$2.61
$5.88 - $5.88	10,000	2.23	$5.88	10,000	$5.88
	7,086,978	6.48	$1.07	5,220,935	$1.02

Note 3. Net Income (Loss) per Share

Basic net income (loss) per share has been computed using the weighted-average number of common shares outstanding during the period. Dilutive net income (loss) per share is computed using the sum of the weighted-average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. For loss periods, all potential common shares would be antidilutive and are, therefore not included in the weighted-average common shares outstanding for the purpose of computing dilutive loss per share. Potential common shares consist of the shares issuable upon exercise of stock options and warrants.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Numerator:
Net income (loss)	$(5,762)	$2,159	$(4,792)	$(416)
Denominator:
Weighted-average shares outstanding	94,586	94,069	94,586	93,767
Effect of dilutive securities:
Stock options and warrants	-	10,920	-	-
Weighted-average shares outstanding for diluted income (loss) per share	94,586	104,989	94,586	93,767
Net income (loss) per share:
Basic	$(0.06)	$0.02	$(0.05)	$(0.00)
Diluted	$(0.06)	$0.02	$(0.05)	$(0.00)

The following is a summary of potential common shares during the respective periods that have been excluded in the calculation of diluted net loss per share as their inclusion would have been antidilutive:
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Stock option	7,086,978	1,414,200	7,086,978	7,145,128
Warrants	15,339,903	-	15,339,903	15,339,903
	22,426,881	1,414,200	22,426,881	22,485,031

Note 4. License Agreements

In May 2008, the Company entered into a licensing and distribution agreement for AzaSite with Essex Bio-Technology, in the People’s Republic of China. Under the terms of the agreement, the Company granted exclusive rights to Essex to commercialize AzaSite for ocular bacterial infection in the People’s Republic of China.

In April 2008, the Company entered into a licensing and distribution agreement for AzaSite with Biem Pharmaceuticals, in Turkey. Under the terms of the agreement, the Company granted exclusive rights to Biem Pharmaceuticals to commercialize AzaSite for ocular bacterial infection in Turkey.

In March 2008, the Company entered into a licensing and distribution agreement for AzaSite with Bioceutica S.A., in Argentina. Under the terms of the agreement, the Company granted exclusive rights to Bioceutica to commercialize AzaSite for ocular bacterial infection in Argentina, Chile, Paraguay and Uruguay.

In all of these agreements, the licensee is responsible for obtaining regulatory approval and will generally pay the Company a double digit royalty on net sales of AzaSite in these countries, if approved by regulatory authorities. The Company will be responsible for providing AzaSite inventory to these licensees.

Note 5. Secured Notes Payable

In February 2008, the Company’s wholly-owned subsidiary, Azithromycin Royalty Sub, LLC issued $60.0 million in aggregate principal amount of non-convertible, non-recourse promissory notes due in 2019. Net proceeds from the financing were approximately $55.3 million after transaction costs of approximately $4.7 million. In addition, approximately $5.0 million of the proceeds was set aside for interest reserves, of which $3.1 remains in balance as of June 30, 2008. The annual cash coupon rate on the notes is 16% with interest payable quarterly in arrears beginning May 15, 2008. The notes are secured by, and will be repaid from, royalties to be paid to the Company by Inspire Pharmaceuticals from sales of AzaSite in the United States and Canada. The secured notes payable are also non-recourse to InSite Vision Incorporated. When the AzaSite royalties received for any quarter exceed the interest payments and certain expenses due that quarter, the excess will be applied to the repayment of principal of the notes until the notes have been paid in full. Any shortfall of interest payments from the royalty payments will be paid out of the interest reserves. The notes may be redeemed at the Company’s option, subject to the payment of a redemption premium through May 2012. As of June 30, 2008, the $60.0 million of secured notes payable is classified as long-term.

Note 6. Common Stock

The following table shows outstanding warrants as of June 30, 2008. All of the outstanding warrants, except for those issued in March and June, 2004, with an exercise price of $0.75, have cashless exercise provisions. All warrants are exercisable for common stock.

Date Issued	Warrant Shares	Exercise Price	Expiration Date	Potential Total Cash if Exercised
September 22, 2003	81,967	$0.6100	September 21, 2008	$50,000
March 26, 2004	989,401	$0.7500	March 25, 2009	742,051
June 14, 2004	7,414,569	$0.7500	June 13, 2009	5,560,927
June 14, 2004	351,640	$0.5500	June 13, 2009	193,402
May 26, 2005	3,818,175	$0.6325	May 25, 2010	2,414,996
May 26, 2005	366,136	$0.6325	May 25, 2010	231,581
December 30, 2005	860,000	$0.8200	December 29, 2010	705,200
December 30, 2005	100,000	$0.8200	December 29, 2010	82,000
January 11,2006	400,000	$0.8200	January 10, 2011	328,000
August 16, 2006	958,015	$1.5100	August 15, 2011	1,446,603
Total	15,339,903			$11,754,760
Average exercise price per share				$0.77

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Overview

We are an ophthalmic product development company focused on ophthalmic pharmaceutical products based on our proprietary DuraSite® drug delivery technology. Our intent is to continue to solidify our franchise in ocular anti-infective topical therapies and to investigate new product opportunities in the field of ophthalmology.

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

•
ISV-502, a DuraSite formulation of azithromycin and a corticosteroid is under development for ocular inflammation and infection, particularly blepharoconjunctivitis, for which there is currently no FDA approved indicated treatment. We initiated a Phase 3(a) trial in December 2007.

•
ISV-405, a DuraSite formulation with a higher percentage of azithromycin than AzaSite, is in preclinical development for the treatment of ocular infection and is initially targeted at international markets.

•	New product opportunities.

Major Developments

Our major developments for the first six months of 2008 included:

•	increasing sales of AzaSite by Inspire in the United States;
•	entrance into a licensing agreement with Essex Biopharmacy in May 2008 to commercialize AzaSite for ocular bacterial infection in China including the Mainland, Hong Kong and Macao;
•	entrance into a licensing agreement with Biem Pharmaceuticals in April 2008 to commercialize AzaSite for ocular bacterial infection in Turkey;
•	entrance into a licensing agreement with Bioceutica in March 2008 to commercialize AzaSite for ocular bacterial infection in Argentina, Chile, Paraguay and Uruguay;
•	continued enrollment of our Phase 3(a) trial for ISV-502;
•	technical presentations and publications at key ophthalmology meetings; and
•	in February 2008, the Company issued $60 million in aggregate principal amount of non-convertible, non-recourse promissory notes due in 2019 (the “AzaSite Notes”).

We have decided to discontinue the pre-clinical development of AzaSite Otic (ISV-016) as the product formulation did not meet our expected product profile, and to maintain our product development efforts in ophthalmology.

Results of Operations

Revenues.
We had total revenues in the second quarters of 2008 and 2007 of $3.3 million and $6.6 million, respectively, and $11.2 million and $7.5 million for the six months ended June 30, 2008 and 2007, respectively. Revenues in the three and six months ended June 30, 2008 consisted primarily of the non-cash amortization of the license fee for AzaSite. The amortization period for the license fee from Inspire for AzaSite ended in April 2008. Of the revenues in the three and six month periods ended June 30, 2008, $0.8 million and $1.2 million, respectively, represented net royalties from the sale of AzaSite by Inspire. AzaSite royalties increased 114% in the second quarter of 2008 over the first quarter of 2008 due principally to increased unit sales of AzaSite in the United States and a modest price increase by Inspire, which was effective in the second quarter. The remainder revenue in the six months ended June 30, 2008 represented contract services provided to Inspire related to its AzaSite activities.

Revenues in the three and six months ended June 30, 2007 consisted primarily of the non-cash amortization of the license fee from Inspire for AzaSite that we had received. The remainder of our 2007 revenues represented sales of materials to Inspire under the Supply Agreement and contract services provided to Inspire.

Cost of revenues.

Cost of revenues was $142,000 and $260,000 in the second quarters of 2008 and 2007, respectively, and $209,000 and $263,000 for six months ended June 30, 2008 and 2007, respectively. Cost of revenues for the quarter and six months periods ended June 30, 2008 were comprised of royalties accrued for third parties, based on the royalty report provided to us by Inspire. Cost of revenues for the quarter and six months ended June 30, 2007 reflects the cost of the azithromycin supplied to Inspire under the supply agreement and the cost of OcuGene sample collection kits distributed for use.
Research and development expenses.

Our research and development, R&D, expenses for the three and six month periods ended June 30, 2008 and 2007 were:

R&D Cost by Program
(in millions)
	Three months ended June 30,		Six months ended June 30,
Program	2008	2007	2008	2007
AzaSite	$0.2	$0.7	$0.4	$1.4
ISV-502	3.9	1.0	6.5	2.0
ISV-016	0.4	0.2	1.3	0.2
ISV-405	0.4	-	0.5	-
New product opportunities and other	0.1	0.2	0.3	0.3
Total	$5.0	$2.1	$9.0	$3.9

In the three and six months periods ended June 30, 2008, our ISV-502 program expenses consisted primarily of the ongoing Phase 3(a) clinical trial and preparation for the production of ISV-502 registration batches at our contract manufacturing site. Our expenses related to our ISV-016 program mainly consisted of preclinical testing for which further development of the program has been discontinued. Our ISV-405 expenses also mainly related to preclinical experiments.

General and administrative expenses.

General and administrative expenses decreased to $1.6 million in the second quarter of 2008 from $2.1 million in the second quarter of 2007. This decrease mainly reflects reduced legal expenses related to patent costs associated with filing activities for AzaSite, ISV-502, and ISV-405 in the second quarter of 2008.

General and administrative expenses remained consistent at $3.6 million and $3.7 million in the first six months of 2008 and 2007, respectively.

Interest (expense) and other income, net.

Interest (expense) and other income, net was an expense of $2.3 million in the second quarter of 2008 compared to an expense of $4,000 in the second quarter of 2007. The $2.3 million increase reflects interest expense on the $60 million AzaSite Notes that the Company issued in February 2008. Additionally, we began to amortize the debt issuance costs incurred due to our issuance of the AzaSite Notes. The increase in interest expense was partially offset by the interest income on our higher cash and cash equivalents and short-term investments balance during the second quarter of 2008.

Interest (expense) and other income, net was an expense of $3.2 million in the six months ended 2008 compared to an expense of $104,000 for the six months ended 2007. This increase was mainly due to the interest expense on the $60 million on the AzaSite Notes issued in February 2008.

Liquidity and Capital Resources

We have financed our operations in the last year primarily from the issuance of the AzaSite Notes and from payments under our agreements with Inspire. At June 30, 2008, our cash and cash equivalents, restricted cash and short term investments balance was $53.0 million. It is our policy to invest our cash and cash equivalents in highly liquid securities, such as interest-bearing money market funds, treasury and federal agency notes and corporate debt.

Net cash used in operating activities was $13.5 million for the six months ended June 30, 2008. Cash provided by operating activities was $24.6 million for the six months ended June 30, 2007. The decrease mainly reflects the license fee for AzaSite we received in the first six months of 2007 as part of the Inspire license. Additionally, we made a $2.2 million interest payment on AzaSite Notes in May 2008.

Net cash used in investing activities was $3.4 million and $633,000 for the six months ended June 30, 2008 and 2007, respectively. The increase was primarily due to a $3.0 million increase in restricted cash and short-term investments related to funding an interest reserve account required pursuant to the AzaSite Notes.

Net cash provided by financing activities was $55.3 million for the six months ended 2008, reflecting the net proceeds from the issuance of the AzaSite Notes. Net cash used in financing activities was $6.1 million for the six months ended June 30, 2007. The 2007 use reflects the repayment of $6.6 million of short-term notes in February 2007. In the first six months of 2007, we also received net proceeds of $485,000 from the exercise of warrants and options.

Our future capital expenditures and requirements will depend on numerous factors, including the progress of our clinical testing, research and development programs and preclinical testing, the time and costs involved in obtaining regulatory approvals, our partners’ ability to successfully commercialize AzaSite, ISV-502 and any other products that we may launch in the future, our ability to establish collaborative arrangements, the ability of our licensees to generate royalty-bearing sales, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in our existing collaborative and licensing relationships, acquisition of new businesses, products and technologies, the completion of commercialization activities and arrangements, and the purchase of additional property and equipment.

Contractual Obligations

As of June 30, 2008, our contractual obligations increased to $78.5 million from $25.3 million at December 31, 2007 mainly due to the issuance of the AzaSite Notes which are due in 2019. We believe there have been no other significant changes in our payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer SFAS No. 157. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We are currently evaluating the impact of FSP 157-2 on its consolidated financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The securities in our investment portfolio are not leveraged, are classified as cash and cash equivalents or short-term investments and are, due to their short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio. While a hypothetical decrease in market interest rates by 10 percent from the June 30, 2008 levels would cause a decrease in interest income, it would not result in loss of principal.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our principal executive officer, Dr. Kumar Chandrasekaran, and our principal financial officer, Louis Drapeau, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Form 10-Q (the “Evaluation Date”). Based on that evaluation, Dr. Chandrasekaran and Mr. Drapeau concluded that our disclosure controls and procedures were effective as of the Evaluation Date in providing them with material information relating to us in a timely manner, as required to be disclosed in the reports we file under the Exchange Act.

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

We are in the early stages of developing our business, particularly with respect to commercializing our products. We received U.S. regulatory approval for AzaSite in April 2007 and commercial sales of AzaSite began in the third quarter of 2007. We must receive approval in other countries prior to marketing AzaSite in such countries. Before regulatory authorities grant us marketing approval for additional products, we need to conduct significant additional research and development and preclinical and clinical testing and submit an NDA. Successful development of pharmaceutical products is highly uncertain. Products that appear promising in research or development, including ISV-502, may be delayed or fail to reach later stages of development or the market for several reasons, including:

▪	preclinical tests may show the product to be toxic or lack efficacy in animal models;

▪	clinical trial results may show the product to be less effective than desired or to have harmful or problematic side effects;

▪
failure to receive the necessary U.S. and international regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies; extended length of time to achieve study endpoints; additional time requirements for data analysis or BLA or NDA preparation; discussions with the United States (U.S.) Food and Drug Administration (FDA) or international regulatory bodies; FDA requests for additional preclinical or clinical data; analyses or changes to study design; or unexpected safety, efficacy, or manufacturing issues;

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

We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that did not prove to have commercial potential. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties or other revenues from sales of our products. Attaining significant revenue or profitability depends upon our ability, alone or with third parties, to develop our potential products successfully, conduct clinical trials, obtain required regulatory approvals and manufacture and market our products successfully. We may not ever achieve or be able to maintain significant revenue or profitability, including with respect to AzaSite, our lead product which has not yet been approved or commercially launched outside the United States.

Clinical trials are expensive, time-consuming and difficult to design and implement and it is unclear whether the results of such clinical trials will be favorable.

We have begun our first Phase 3(a) clinical trial for our ISV-502 product candidate. Human clinical trials for our product candidates are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials for ISV-502 and any other product candidates may take over a year to complete. Furthermore, we could encounter problems that cause us to abandon or repeat clinical trials resulting in additional expense, further delays and potentially preventing the completion of such trials. The commencement and completion of clinical trials may be delayed or terminated due to several factors, including:

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

Because we generally rely on third parties for the marketing and sale of our products, revenues that we receive will be highly dependent on the efforts of these third parties, particularly Inspire. These collaborators may terminate their relationships with us and may not diligently or successfully market or sell our products. These collaborators may also pursue alternative or competing technologies or develop alternative products either on their own or in collaboration with others, including our competitors. In addition, marketing consultants and contract sales organizations that we may use in the future for our products may market products that compete with our products, or may fail to effectively sell our products, and we must rely on their efforts and ability to market and sell our products effectively.

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

For our business model to succeed, we must continually develop new products or discover new indications for our existing products. As part of that process, we rely on third parties such as clinical research organizations, clinical investigators and outside testing labs for development activities such as Phase 2 and/or Phase 3 clinical testing and to assist us in obtaining regulatory approvals for our product candidates. We rely heavily on these parties for successful execution of their responsibilities, but have no control over how these parties manage their businesses and cannot assure you that such parties will diligently or effectively perform their activities. For example, the clinical investigators conducting our clinical trials, including our current Phase 3(a) trial for ISV-502, are not our employees. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocols, rules and regulations or in accordance with the general investigational plan and protocols for the trial as well as the various rules and regulations governing clinical trials in the U.S. and abroad. Any failure by those parties to perform their duties effectively and on a timely basis could harm our ability to develop and commercialize new products and harm our business.

Physicians and patients may not accept and use our products.

Even if the FDA or international regulatory bodies approve our product candidates, physicians and patients may not accept and use them. Acceptance and use of our products will depend upon a number of factors including:

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

As of June 30, 2008, our management and principal stockholders (those owning more than 5% of our outstanding shares) together beneficially owned approximately 34% of shares of common stock. In addition, investors in our March/June 2004 and May 2005 private placements, as a group, owned approximately 13% of our outstanding shares of common stock as of June 30, 2008. If such investors were to exercise the warrants they currently hold, assuming no additional acquisitions, sales or distributions, such investors would own approximately 23% of our outstanding shares of common stock based on their ownership percentages as of June 30, 2008. As a result, these two groups of stockholders, acting together or as individual groups, may be able to exert significant control on matters requiring approval by our stockholders, including the election of all or at least a majority of our Board of Directors, amendments to our charter, and the approval of business combinations and certain financing transactions.

Our business could be negatively affected as a result of a threatened proxy fight and other actions of activist stockholders.

We received a notice from Pinto Technology Ventures, L.P. of its intention to nominate six nominees for election to our Board of Directors at our upcoming annual meeting, and if necessary, solicit proxies for the election of these nominees. If a proxy contest results from this notice, our business could be adversely affected because:

•	Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees; and

•
Perceived uncertainties as to our future direction may result in the loss of potential acquisitions, collaborations or other opportunities, and may make it more difficult to attract and retain qualified personnel and business partners.

These actions could cause our stock price to experience periods of volatility.

The market prices for securities of biopharmaceutical and biotechnology companies such as ours have been and are likely to continue to be highly volatile due to reasons that are related and unrelated to our operating performance and progress.

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances, the status of our relationships or proposed relationships with third-party collaborators, the results of testing and clinical trials, the exercise of outstanding options and warrants that could result in dilution to our current holders of common stock, developments in patent or other proprietary rights of us or our competitors, our or Inspire’s failure to meet analyst expectations, any litigation regarding the same, technological innovations or new therapeutic products, governmental regulation, or public concern as to the safety of products developed by us or others and general market conditions, concerning us, our competitors or other biopharmaceutical companies, may have a significant effect on the market price of our common stock. For example, in the twelve months ended June 30, 2008, our closing stock price fluctuated from a high of $1.49 to a low of $0.53. Such fluctuations can lead to securities class action litigation. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

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

INSITE VISION INCORPORATED

Dated: August 11, 2008	by:	/s/ Louis C. Drapeau

Louis C. Drapeau
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Table

3.1[1]	Restated Certificate of Incorporation.
3.2[2]	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 11, 1997.
3.3[2]	Certificate of Correction of the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 26, 1997.
3.4[3]	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock as filed with the Delaware Secretary of State on July 3, 2002.
3.5[4]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on June 3, 1994.
3.6[5]	Amended and Restated Bylaws.
3.7[6]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on July 20, 2000.
3.8[6]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on June 1, 2004.
3.9[7]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on October 23, 2006.
4.1	Reference is made to Exhibits 3.1 through 3.9.
10.1*	InSite Vision Incorporated Annual Bonus Plan.
31.1*	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* File here within.

[1]	Incorporated by reference to an exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

[2]	Incorporated by reference to exhibits in the Company's Registration Statement on Form S-3 (Registration No. 333-36673) as filed with the Securities and Exchange Commission on September 29, 1997.

[3]
Incorporated by reference to an exhibit in Amendment No. 1 the Company's Registration Statement on  Form S-1 (Registration No. 33-68024) as filed with the Securities and Exchange Commission on  September 16, 1993.

[4]	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 23, 2005 (File Number 333-126084).

[5]	Incorporated by reference to an exhibit in the Company's Current Report on Form 8-K as filed with the Security and Exchange Commission on June 6, 2008.

[6]	Incorporated by reference to an exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

[7]	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

[8]	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.