Form 10-Q
period 2008-09-30
INSITE VISION INC
filed 2008-11-07
CIK 802724

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-14207

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act. Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2008
Common Stock, $0.01 par value per share	94,628,937 shares

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at
	September 30, 2008 (unaudited) and December 31, 2007	1

	Unaudited Condensed Consolidated Statements of Operations
	for the three and nine months ended September 30, 2008 and 2007	2

	Unaudited Condensed Consolidated Statements of Cash Flows
	for the nine months ended September 30, 2008 and 2007	3

	Unaudited Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

InSite Vision Incorporated
Condensed Consolidated Balance Sheets

(in thousands, except share amounts)	September 30, 2008	December 31, 2007
	(UNAUDITED)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$44,366	$11,532
Restricted cash and short-term investments	1,382	75
Accounts receivable	944	719
Prepaid financing costs	-	538
Prepaid expenses and other current assets	556	810
Total current assets	47,248	13,674
Property and equipment, net	1,502	1,338
Debt issuance cost, net	4,446	-
Total assets	$53,196	$15,012

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	282	2,196
Accrued liabilites	1,563	862
Accrued compensation and related expense	837	979
Accrued interest	1,200	-
Deferred revenues	390	10,145
Other current liabilities	117	48
Total current liabilities	4,389	14,230
Notes payable	60,000	-
Capital lease obligation, less current portion	25	36
Total liabilities	64,414	14,266

Commitments and contingencies

Stockholders’ equity (deficit):

Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding at September 30, 2008 and December 31, 2007	-	-
Common stock, $0.01 par value, 240,000,000 shares authorized; 94,628,937 and 94,585,449 issued and outstanding at September 30, 2008 and December 31, 2007	946	946
Additional paid-in capital	148,105	147,327
Accumulated deficit	(160,269)	(147,527)
Total stockholders’ equity (deficit)	(11,218)	746
Total liabilities and stockholders’ equity (deficit)	53,196	15,012

__________________________________________________________
(1) Derived from the Company’s audited consolidated financial statements as of December 31, 2007.
See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007

Revenues:
Licensing	$16	$7,440	$9,955	$14,641
Royalties	944	436	2,141	436
Other product and service revenues	-	395	100	740
Total revenues	960	8,271	12,196	15,817

Cost of revenues	167	450	376	713
Gross profit	793	7,821	11,820	15,104
Operating expenses:
Research and development (a)	3,694	2,707	12,722	6,628
General and administrative (a)	2,724	1,537	6,293	5,211
Total operating expenses	6,418	4,244	19,015	11,839

Income (loss) from operations	(5,625)	3,577	(7,195)	3,265

Interest (expense) and other income, net	(2,325)	(2)	(5,547)	(106)

Net income (loss)	$(7,950)	$3,575	$(12,742)	$3,159

Net income (loss) per share:
- basic	$(0.08)	$0.04	$(0.13)	$0.03
- diluted	$(0.08)	$0.04	$(0.13)	$0.03

Weighted average shares used in per-share calculation:
- Basic	94,629	94,551	94,600	94,002
- Diluted	94,629	102,018	94,600	102,871

(a) Includes the following amounts related to stock based compensation:
Research and development	$68	$89	$210	$198
General and administrative	174	189	548	511

__________________________________________________________
See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
(in thousands)	2008	2007

OPERATING ACTIVITIES:
Net income (loss)	$(12,742)	$3,159
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	299	157
Amortization of debt issuance costs	255	22
Stock-based compensation	758	709
Changes in operating assets and liabilities:
Accounts receivable	(225)	(436)
Prepaid expenses and other current assets	792	738
Inventory	-	(219)
Accounts payable	(1,914)	452
Accrued interest	1,200	(702)
Deferred revenue	(9,755)	17,359
Accrued liabilities	701	256
Accrued compensation and related expense, and other current liabilities	(74)	131
Net cash (used in) provided by operating activities	(20,705)	21,626
INVESTING ACTIVITIES:
Purchase of property and equipment	(463)	(849)
Increase in restricted cash and short-term investments	(1,307)	-
Net cash used in investing activities	(1,770)	(849)
FINANCING ACTIVITIES:
Issuance of common stock from exercise of options, employee
Proceeds from employee stock option plan,employee stock
Purchase plan and exercise of warrants, net	20	493
Proceeds from issuance of notes payable, net of $4,701 debt issuance costs	55,299	-
Repayments of borrowings	-	(6,566)
Payment of capital lease obligation	(10)	(9)
Net cash provided by (used in) financing activities	55,309	(6,082)
Net increase in cash and cash equivalents	32,834	14,695
Cash and cash equivalents at beginning of period	11,532	986
Cash and cash equivalents at end of period	$44,366	$15,681
__________________________________________________________
See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Significant Accounting Policies and Use of Estimates

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of InSite Vision Incorporated (Company) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the preparation of the condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for any future period.

The Company operates in one segment, using one measure of profitability to manage its business.  Revenues are primarily from the license of AzaSite to Inspire Pharmaceuticals, Inc.(“Inspire”), located in the United States, and all of the Company's long-lived assets are located in the United States.

These unaudited condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2007.

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

Upfront, non-refundable payments under licensing agreements are recorded as deferred revenues once received and recognized ratably over the period related activities are performed. Revenues from non-refundable milestones are recognized when the earnings process is complete and the payment is reasonably assured. Non-refundable milestone payments related to arrangements under which the Company has no continuing performance obligations are recognized in the period the milestone is achieved.

The Company receives royalties from licensees based on third-party sales. The royalties are recorded as earned in accordance with the contract terms when third-party results are reliably measured and collectibility is reasonably assured.

Restricted Cash and Short-Term Investments

At September 30, 2008, the Company had restricted cash and short-term investments of $1.4 million related to the issuance of $60.0 million of notes payable. These cash and short-term investments are restricted to payment of any remaining interest due on the notes payable after application of the AzaSite royalties from Inspire. The Company’s investment policy is to limit the risk of principal loss and to ensure safety of invested funds by generally attempting to limit market risk. Accordingly, the Company’s short-term investments of $1.0 million are currently invested in U.S.Treasury securities with original maturities of twelve months or less. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings. These unrealized gains and losses for the three and nine months ended September 30, 2008 were immaterial.

Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements.  SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year. The levels of fair value measurements defined in SFAS No. 157 are:

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company had no Level 2 assets or liabilities at September 30, 2008.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company had no material Level 3 assets or liabilities at September 30, 2008.

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157 as of September 30, 2008 (in thousands):

	Balance as of September 30, 2008	Quoted Price in Active Markets of Identical Assets (Level 1)
Assets:
Cash equivalents:
Treasury-backed money market funds	$44,303	$44,303
Restricted cash equivalents and short-term investments:
Treasury-backed money market funds	1,381	1,381
Total	$45,684	$45,684

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

Debt Issuance Costs

The Company capitalizes costs associated with the issuance of debt instruments and amortizes these costs over the term of the debt agreements using the constant interest method. Amortization expense of debt issuance cost for the three and nine month periods ended September 30, 2008 was $105,000 and $255,000, respectively.

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer SFAS No. 157. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, beginning after November 15, 2008. The Company is currently evaluating the impact of FSP 157-2 on its consolidated financial position and results of operations.

In October 2008, the FASB issued Staff Position 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), to clarify the application of the provisions of FAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP FAS 157-3 was effective upon issuance and applies to the Company’s current financial statements. The application of the provisions of FSP FAS 157-3 did not materially affect the Company’s results of operations or financial condition as of and for the three and nine months ended September 30, 2008.

Note 2. Stock-Based Compensation

Our stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

The effect of recording stock-based compensation for the three and nine month periods ended September 30, 2008 and 2007 was as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Stock-based compensation expense by type of award:
Employee stock options	$225	$252	$708	$670
Employee stock purchase plan	15	19	39	24
Non-employee stock options	2	7	11	15
Total stock-based compensation	$242	$278	$758	$709
Impact on net income (loss) per share - basic and diluted	$-	$-	$(0.01)	$(0.01)

Employee Stock Purchase Plans

The Company maintains an employee stock purchase plan (the “Purchase Plan”). During the three month and nine month periods ended September 30, 2008, zero and 43,488 shares were issued under the Purchase Plan, respectively. During the three and nine month periods ended September 30, 2007, zero and 34,798 shares were issued under the Purchase Plan, respectively. As of September 30, 2008, 624,646 shares were reserved for issuance under the Purchase Plan. As of September 30, 2008, the unrecorded deferred stock-based compensation balance related to the Purchase Plan was $49,000 and will be recognized over an estimated weighted average amortization period of approximately 1.2 years.

Employee Stock-Based Compensation

During the three month periods ended September 30, 2008 and 2007, respectively, the Company granted options to purchase 180,000 and 70,500 shares of common stock with an estimated total grant date fair value of $58,000 and $48,000, respectively. Of the $58,000 and $48,000, respectively, the Company estimated that the stock-based compensation for the awards not expected to vest was $6,000 and $9,000, respectively.

During the nine month periods ended September 30, 2008 and 2007, respectively, the Company granted options to purchase 329,000 and 831,000 shares of common stock with an estimated total grant date fair value of $116,000 and $818,000, respectively. Of the $116,000 and $818,000, respectively, the Company estimated that the stock-based compensation for the awards not expected to vest was $17,000 and $159,000, respectively.

As of September 30, 2008, the Company’s unrecorded deferred stock-based compensation balance related to stock options was $1.2 million net of forfeitures and will be recognized over an estimate weighted-average amortization period of 1.9 years.

Valuation Assumptions

The Company estimates the fair value of stock options and employee stock purchase plan using a Black-Scholes valuation model using the graded-vesting method with the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
Stock Options	2008	2007	2008	2007
Risk-free interest rate	3.0%	4.3%	2.6%- 3.3%	4.3%-4.6%
Expected term (years)	5	5	5	5
Expected dividends	0.0%	0.0%	0.0%	0.0%
Volatility	73.7%	73.0%	73.8%	74.2%

Employee Stock Purchase Plan
Risk-free interest rate	3.3%	4.6%	3.3%	4.6%
Expected term (years)	1.5	1.5	1.5	1.5
Expected dividends	0.0%	0.0%	0.0%	0.0%
Volatility	73.5%	74.3%	73.5%	74.3%

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

	Number of shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	7,005,105	$1.09
Granted	329,000	0.57
Exercised	-	0.00
Canceled	(316,193)	1.20
Outstanding at September 30, 2008	7,017,912	$1.06	5.48	$17
Options vested and exerciseable and expected to be exercisable at September 30, 2008	6,827,823	$1.05	5.40	$17

Options vested and exerciseable at September 30, 2008	5,465,389	$1.03	4.70	$17

At September 30, 2008, the Company had 3,872,726 shares of common stock available for grant under the 2007 Plan. The weighted average grant date fair value of options granted during the nine months ended September 30, 2008 and 2007 was $0.35 and $1.00, respectively. No options were exercised during the three and nine month periods ended September 30, 2008. The total intrinsic value of options exercised during the nine months ended September 30, 2007 was $75,000.

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2008:

	Options Outstanding			Options Vested and Exercisable
		Weighted-Average
Range of Exercise Prices	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.41 - $0.60	539,250	6.32	$0.48	281,395	$0.41
$0.63 - $0.63	1,927,967	6.12	$0.63	1,685,970	$0.63
$0.64 - $0.75	750,193	4.52	$0.72	672,879	$0.72
$0.82 - $0.93	702,753	3.71	$0.89	702,753	$0.89
$1.02 - $1.45	808,477	2.38	$1.19	686,523	$1.20
$1.46 - $1.46	20,001	8.50	$1.46	20,001	$1.46
$1.50 - $1.50	1,320,043	7.10	$1.50	887,208	$1.50
$1.56 - $1.63	803,728	7.04	$1.60	383,160	$1.60
$1.64 - $5.25	135,500	0.80	$3.52	135,500	$3.52
$5.88 - $5.88	10,000	1.98	$5.88	10,000	$5.88
	7,017,912	5.48	$1.06	5,465,389	$1.03

Note 3. Net Income (Loss) per Share

Basic net income (loss) per share has been computed using the weighted-average number of common shares outstanding during the period. Dilutive net income (loss) per share is computed using the sum of the weighted-average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. For loss periods, all potential common shares would be antidilutive and are, therefore, not included in the weighted-average common shares outstanding for the purpose of computing dilutive loss per share. Potential common shares consist of the shares issuable upon exercise of stock options and warrants.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Numerator:
Net income (loss)	$(7,950)	$3,575	$(12,742)	$3,159
Denominator:
Weighted-average shares outstanding	94,629	94,551	94,600	94,002
Effect of dilutive securities:
Stock options and warrants	-	7,467	-	8,869
Weighted-average shares outstanding for diluted income (loss) per share	94,629	102,018	94,600	102,871

Net income (loss) per share:
Basic	$(0.08)	$0.04	$(0.13)	$0.03
Diluted	$(0.08)	$0.04	$(0.13)	$0.03

The following is a summary of potential common shares during the respective periods that have been excluded in the calculation of diluted net loss per share as their inclusion would have been antidilutive:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Stock option	7,017,912	3,004,615	7,017,912	2,513,886
Warrants	15,339,903	958,015	15,339,903	958,015
	22,357,815	3,962,630	22,357,815	3,471,901

Note 4. License Agreements

In May 2008, the Company entered into a licensing and distribution agreement for AzaSite with Essex Bio-Technology in the People’s Republic of China. Under the terms of the agreement, the Company granted exclusive rights to Essex to commercialize AzaSite for ocular bacterial infection in the People’s Republic of China.

In April 2008, the Company entered into a licensing and distribution agreement for AzaSite with Biem Pharmaceuticals in Turkey. Under the terms of the agreement, the Company granted exclusive rights to Biem Pharmaceuticals to commercialize AzaSite for ocular bacterial infection in Turkey.

In March 2008, the Company entered into a licensing and distribution agreement for AzaSite with Bioceutica S.A. in Argentina. Under the terms of the agreement, the Company granted exclusive rights to Bioceutica to commercialize AzaSite for ocular bacterial infection in Argentina, Chile, Paraguay and Uruguay.

In all of these agreements, the licensee is responsible for obtaining regulatory approval and will generally pay the Company a double digit royalty on net sales of AzaSite in these countries, if approved by regulatory authorities. The Company will be responsible for providing AzaSite inventory to these licensees at a fee per respective agreed upon licensing agreement.

Note 5. Secured Notes Payable

In February 2008, the Company’s wholly-owned subsidiary, Azithromycin Royalty Sub, LLC issued $60.0 million in aggregate principal amount of non-convertible, non-recourse promissory notes due 2019. Net proceeds from the financing were approximately $55.3 million after transaction costs of approximately $4.7 million. In addition, approximately $5.0 million of the proceeds was set aside for interest reserves, of which $1.4 millions remains as of September 30, 2008. The annual interest rate on the notes is 16% with interest payable quarterly in arrears beginning May 15, 2008. The notes are secured by, and will be repaid from, royalties to be paid to the Company by Inspire Pharmaceuticals from sales of AzaSite in the United States and Canada. The secured notes payable are non-recourse to InSite Vision Incorporated. When the AzaSite royalties received for any quarter exceed the interest payments and certain expenses due that quarter, the excess will be applied to the repayment of principal of the notes until the notes have been paid in full. Any shortfall of interest payments from the royalty payments will be paid out of the interest reserves. The notes may be redeemed at the Company’s option, subject to the payment of a redemption premium through May 2012. As of September 30, 2008, the $60.0 million of secured notes payable is classified as long-term.

Note 6. Common Stock

The following table shows outstanding warrants as of September 30, 2008. All of the outstanding warrants, except for those issued in March and June, 2004, with an exercise price of $0.75, have cashless exercise provisions. All warrants are exercisable for common stock.

Date Issued	Warrant Shares	Exercise Price	Expiration Date	Potential Total Cash if Exercised
September 22, 2003	81,967	$0.6100	September 21, 2008	$50,000
March 26, 2004	989,401	$0.7500	March 25, 2009	742,051
June 14, 2004	7,414,569	$0.7500	June 13, 2009	5,560,927
June 14, 2004	351,640	$0.5500	June 13, 2009	193,402
May 26, 2005	3,818,175	$0.6325	May 25, 2010	2,414,996
May 26, 2005	366,136	$0.6325	May 25, 2010	231,581
December 30, 2005	860,000	$0.8200	December 29, 2010	705,200
December 30, 2005	100,000	$0.8200	December 29, 2010	82,000
January 11,2006	400,000	$0.8200	January 10, 2011	328,000
August 16, 2006	958,015	$1.5100	August 15, 2011	1,446,603
Total	15,339,903			$11,754,760
Weighted-average exercise price				$0.77

Note 6. Subsequent Event

On October 31, 2008, S. Kumar Chandrasekaran, Ph.D. was relieved of his position as President and Chief Executive Officer of InSite Vision Incorporated (the “Company”). Also effective October 31, 2008, the Board appointed Louis Drapeau, age 64, as interim Chief Executive Officer in addition to his current position as Vice President and Chief Financial Officer.

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

Our DuraSite® sustained delivery technology is a proven, patented synthetic polymer-based formulation designed to extend the residence time of a drug relative to conventional topical therapies. It enables topical delivery of a solution, gel or suspension and can be customized for delivering a wide variety of potential drug candidates. We are currently focusing our research and development and commercial efforts on the following topical anti-infective and anti-inflammatory products that formulate the antibiotic azithromycin with our DuraSite® drug delivery technology.

•
AzaSite® (azithromycin ophthalmic solution) 1%, a DuraSite formulation of azithromycin, was developed to serve as a broad spectrum ocular antibiotic; approved by the FDA in April 2007 to treat bacterial conjunctivitis (pink eye); and launched by Inspire Pharmaceuticals in August 2007. AzaSite’s key advantages are a significantly reduced dosing regimen designed to lead to better compliance and outcome, with a broad spectrum antibiotic, and a lowered probability of bacterial resistance based on achieving a high tissue concentration of the antibiotic.

•
ISV-502, a DuraSite formulation of azithromycin and a corticosteroid is under development for ocular inflammation and infection, particularly blepharoconjunctivitis, for which there is currently no FDA approved indicated treatment. We initiated a Phase 3(a) trial in December 2007 and completed enrollment for this trial in September 2008.

Major Developments

Our major developments for the first nine months of 2008 included:

•	supporting increasing sales of AzaSite by Inspire in the United States;
•	completed enrollment of our Phase 3(a) trial for ISV-502;
•	a licensing agreement with Essex Bio-Technology in May 2008 to commercialize AzaSite for ocular bacterial infection in China including the Mainland, Hong Kong and Macao;
•	a licensing agreement with Biem Pharmaceuticals in April 2008 to commercialize AzaSite for ocular bacterial infection in Turkey;
•	a licensing agreement with Bioceutica in March 2008 to commercialize AzaSite for ocular bacterial infection in Argentina, Chile, Paraguay and Uruguay; and
•	the February 2008 issuance of $60 million in aggregate principal amount of non-convertible, non-recourse promissory notes due in 2019 (the “AzaSite Notes”).

We decided to discontinue the pre-clinical development of AzaSite Otic (ISV-016) as the product formulation did not meet our expected product profile.

Results of Operations

Revenues.

We had total revenues in the third quarters of 2008 and 2007 of $1.0 million and $8.3 million, respectively, and $12.2 million and $15.8 million for the nine months ended September 30, 2008 and 2007, respectively. Revenues in the three months ended September 30, 2008 consisted primarily of AzaSite royalties. Revenues in the nine months ended September 30, 2008 consisted primarily of the non-cash amortization of the license fee for AzaSite. The amortization period for the license fee from Inspire for AzaSite ended in April 2008. Of the revenues in the three and nine month periods ended September 30, 2008, $0.9 million and $2.1 million, respectively, represented royalties from the sale of AzaSite by Inspire. AzaSite royalties increased 16% in the third quarter of 2008 over the second quarter of 2008 and 147% over the first quarter of 2008 due principally to increased unit sales of AzaSite in the United States and a modest price increase by Inspire, which was effective in the second quarter. The remaining revenue in the nine months ended September 30, 2008 represented contract services provided to Inspire related to its AzaSite activities.

Revenues in the three and nine months ended September 30, 2007 consisted primarily of a $7.4 million and $14.6 million non-cash amortization of the license fee from Inspire for AzaSite that we had received. The remainder of our 2007 revenues represented sales of materials to Inspire under the Supply Agreement and contract services provided to Inspire.

Cost of revenues.

Cost of revenues was $167,000 and $450,000 in the third quarters of 2008 and 2007, respectively, and $376,000 and $713,000 for the nine months ended September 30, 2008 and 2007, respectively. Cost of revenues for the three and nine months ended September 30, 2008 were comprised of royalties accrued for third parties, including Pfizer, based on the royalty report provided to us by Inspire. Cost of revenues for the three and nine months ended September 30, 2007 reflects primarily the cost of the azithromycin supplied to Inspire under the supply agreement and royalties accrued for third parties including Pfizer based on the royalty report provided to us by Inspire.

Research and development expenses.

Our research and development, R&D, expenses for the three and nine month periods ended September 30, 2008 and 2007 were:

R&D Cost by Program
(in millions)

	Three months ended September 30,		Nine months ended September 30,
Program	2008	2007	2008	2007
AzaSite	$0.1	$0.2	$0.4	$1.6
ISV-502 (Plus)	3.1	1.7	9.6	3.7
ISV-016 (Otic)	0.1	0.5	1.4	0.7
ISV-405 (Xtra)	-	0.1	0.5	0.1
New product opportunities and other	0.4	0.2	0.8	0.5
Total	$3.7	$2.7	$12.7	$6.6

In the three and nine month periods ended September 30, 2008, our ISV-502 program expenses consisted primarily of the ongoing Phase 3(a) clinical trial and preparation for the production of ISV-502 registration batches at our contract manufacturing site. Our expenses related to our ISV-016 program mainly consisted of preclinical testing prior to its discontinuation in July 2008. Our ISV-405 expenses also mainly related to preclinical experiments. Further development of this program has been deferred.

General and administrative expenses.

General and administrative expenses increased to $2.7 million in the third quarter of 2008 from $1.5 million in the third quarter of 2007. General and administrative expenses increased to $6.3 million in the nine months ended September 30, 2008 from $5.2 million in the nine months ended September and 2007. The increase in both the third quarter and the nine months ended September 30, 2008 reflects legal and other expenses related to our proxy contest.

Interest (expense) and other income, net.

Interest (expense) and other income, net was an expense of $2.3 million in the third quarter of 2008 compared to an expense of $2,000 in the third quarter of 2007. This $2.3 million increase reflects interest expense on the $60 million AzaSite Notes that we issued in February 2008. Additionally, in February 2008, we began to amortize the debt issuance costs incurred from our issuance of the AzaSite Notes. The increase in interest expense was partially offset by the interest income on our higher cash and cash equivalents and short-term investments balance during the third quarter of 2008.

Interest (expense) and other income, net was an expense of $5.5 million in the nine months ended 2008 compared to an expense of $106,000 for the nine months ended 2007. This increase was mainly due to the interest expense on the $60 million on the AzaSite Notes issued in February 2008.

Liquidity and Capital Resources

We have financed our operations in the last year primarily from the issuance of the AzaSite Notes and from payments under our agreements with Inspire. At September 30, 2008, our cash and cash equivalents, restricted cash and short term investments balance was $45.7 million. It is our policy to invest our cash and cash equivalents in highly liquid securities, such as interest-bearing money market funds, treasury and federal agency notes and corporate debt.

Net cash used in operating activities was $20.7 million for the nine months ended September 30, 2008. Cash provided by operating activities was $21.6 million for the nine months ended September 30, 2007. The decrease mainly reflects the license fee for AzaSite we received in the first nine months of 2007 as part of the Inspire license. Additionally, we made $4.6 million in interest payments on AzaSite Notes during the nine months ended September 30, 2008.

Net cash used in investing activities was $1.8 million and $849,000 for the nine months ended September 30, 2008 and 2007, respectively. The increase was primarily due to a $1.3 million increase in restricted cash and short-term investments related to funding an interest reserve account required pursuant to the AzaSite Notes.

Net cash provided by financing activities was $55.3 million for the nine months ended 2008, reflecting the net proceeds from the issuance of the AzaSite Notes. Net cash used in financing activities was $6.1 million for the nine months ended September 30, 2007. The 2007 use reflects the repayment of $6.6 million of short-term notes in February 2007. In the first nine months of 2007, we also received net proceeds of $493,000 from the exercise of warrants and options.

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

Contractual Obligations

As of September 30, 2008, our contractual obligations increased to $76.2 million from $25.3 million at December 31, 2007 mainly due to the issuance of the AzaSite Notes which are due in 2019. We believe there have been no other significant changes in our payments due under contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer SFAS No. 157. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. We are currently evaluating the impact of FSP 157-2 on its consolidated financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The securities in our investment portfolio are not leveraged, are classified as cash and cash equivalents or short-term investments and are, due to their short-term nature, subject to minimal interest rate risk. We currently do not hedge interest rate exposure. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio. While a hypothetical decrease in market interest rates by 10 percent from the September 30, 2008 levels would cause a decrease in interest income, it would not result in loss of principal.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our principal executive and our principal financial officer, Louis Drapeau, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Form 10-Q (the “Evaluation Date”). Based on that evaluation, Mr. Drapeau concluded that our disclosure controls and procedures were effective as of the Evaluation Date in providing him with material information relating to us in a timely manner, as required to be disclosed in the reports we file under the Exchange Act.

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

Risks Relating to Our Business

It is difficult to evaluate our business because we are in an early stage of commercial development of AzaSite and successful development of pharmaceutical products is highly uncertain and requires significant expenditures and time.

We are in the early stages of developing our business, particularly with respect to commercializing our products. We received U.S. regulatory approval for AzaSite in April 2007 and commercial sales of AzaSite began in the third quarter of 2007. We must receive approval in other countries prior to marketing AzaSite in such countries. Before regulatory authorities grant us marketing approval for additional products, we need to conduct significant additional research and development and preclinical and clinical testing and submit a New Drug Application, or NDA. Successful development of pharmaceutical products is highly uncertain. Products that appear promising in research or development, including ISV-502, may be delayed or fail to reach later stages of development or the market for several reasons, including:

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

▪	there may be difficulties in formulating the product, scaling the manufacturing process, or getting approval for manufacturing;

▪	even if safe and effective, manufacturing costs, pricing, or reimbursement issues, or other factors may make the product uneconomical;

▪	proprietary rights of others and their competing products and technologies may prevent the product from being developed or commercialized; or

▪	the product may not be able to compete with superior, equivalent, more cost-effective or more effectively promoted products offered by competitors.

Therefore, our research and development activities, including ISV-502, may not result in any commercially viable products.

We have a history of operating losses and we expect to continue to have losses in the future.

We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that did not prove to have commercial potential. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties or other revenues from sales of our products. Attaining significant revenue or profitability depends upon our ability, alone or with third parties, to develop our potential products successfully, conduct clinical trials, obtain required regulatory approvals and manufacture and market our products successfully. We may not ever achieve or be able to maintain significant revenue or profitability, including with respect to AzaSite our lead product which has not yet been approved or commercially launched outside the United States.

Clinical trials are expensive, time-consuming and difficult to design and implement and it is unclear whether the results of such clinical trials will be favorable.

We have begun our first Phase 3(a) clinical trial for our ISV-502 product candidate. Human clinical trials for product candidates are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials for ISV-502 and any other product candidates may take over a year to complete. Furthermore, we could encounter problems that cause us to abandon or repeat clinical trials resulting in additional expense, further delays and potentially preventing the completion of such trials. The commencement and completion of clinical trials may be delayed or terminated due to several factors, including:

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

Even if our clinical trials are completed as planned, we cannot be certain that the results will support our product candidate claims. Even if pre-clinical testing and early clinical trials for a product candidate are successful, this does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing or meet our expectations. Clinical trials may fail to demonstrate that our product candidates are safe for humans or effective for indicated uses. In addition, our clinical trials involve relatively small patient populations. Because of the small sample size, the results of these clinical trials may not be indicative of future results. Any such failure would likely cause us to abandon the product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay or preclude the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues.

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

Even if the FDA or international regulatory bodies approve our product candidates, physicians and patients may not accept and use them. Acceptance and use of our products will depend upon a number of factors including:

▪	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our drugs;

▪	pricing of our products relative to competing products;

▪	actual or perceived benefits of competing products or treatments;

▪	physicians’ comfort level and prior experience with and use of competing products;

▪	availability of reimbursement for our products from government or other healthcare payers; and

▪	effectiveness of marketing and distribution efforts by us and our licensees and distributors.

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

We have experienced senior management departures, which could harm our ability to attract and retain key employees.

Dr. S. Kumar Chandrasekaran, our former chief executive officer and president, concluded his employment with us in October 2008 and Louis Drapeau, our vice president and chief financial officer, was appointed to succeed him in the position of interim chief executive officer. The new Board of Directors elected September 23, 2008 has commenced a search for a new chief executive officer. There is no guarantee that they will be successful. Although Mr. Drapeau is an experienced pharmaceutical executive and can manage the Company ably while the search proceeds, there is no guarantee that Mr. Drapeau will remain at the company until a new chief executive officer can be recruited. We are currently highly dependent on Mr. Drapeau, and the loss of Mr. Drapeau’s services prior to the recruitment of a new chief executive officer might significantly delay or prevent the achievement of planned development objectives. Furthermore, the changes in the composition of our Board of Directors and chief executive officer may cause us to lose additional employees and may harm the ability of our senior management team to coalesce, motivate our employees and address challenges faced by our Company. We are also highly dependent on Dr. Lyle Bowman, our vice president, development. We do not carry a life insurance policy on Mr. Drapeau or on Dr. Bowman.

A critical factor to our success will be recruiting and retaining additional qualified personnel, particularly due to the changes that might occur as the result of our new Board of Directors and change in our chief executive officer. Competition for skilled individuals in the biotechnology business, particularly in the San Francisco Bay Area is highly intense, and we may not be able to continue to attract and retain personnel necessary for the development of our business. Our ability to attract and retain such individuals may be reduced by our current financial situation and the challenges faced by our Company The loss of key personnel, the failure to recruit additional personnel, particularly a new chief executive officer, or to develop needed expertise would harm our business.

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

As of September 30, 2008, our management and principal stockholders (those owning more than 5% of our outstanding shares) together beneficially owned approximately 34% of shares of common stock. In addition, investors in our March/June 2004 and May 2005 private placements, as a group, owned approximately 13% of our outstanding shares of common stock as of September 30, 2008. If such investors were to exercise the warrants they currently hold, assuming no additional acquisitions, sales or distributions, such investors would own approximately 23% of our outstanding shares of common stock based on their ownership percentages as of September 30, 2008. As a result, these two groups of stockholders, acting together or as individual groups, may be able to exert significant control on matters requiring approval by our stockholders, including the election of all or at least a majority of our Board of Directors, amendments to our charter, and the approval of business combinations and certain financing transactions. A group of our stockholders recently prevailed in a proxy contest that resulted in the replacement of all members of our Board of Directors.

Our business could be negatively affected as a result of the election of a new Board of Directors following a proxy contest.

As a result of a proxy contest led by Pinto Technology Ventures, L.P., a new slate of directors was elected at our annual meeting on September 22, 2008. The new Board of Directors has initiated a search for a new chief executive officer. There is a risk that the new board may not be able to recruit an appropriate chief executive officer. Although Mr. Drapeau is an experienced pharmaceutical executive and can manage the Company ably while the search proceeds, there is no guarantee that Mr. Drapeau will remain at the company until a new chief executive officer can be recruited. Further, we incurred substantial costs associated with the proxy contest, the proxy contest was disruptive to our operations and perceived uncertainties as to our future direction may result in the loss of potential acquisitions, collaborations or other opportunities, and may make it more difficult to attract and retain qualified personnel and business partners.

The market prices for securities of biopharmaceutical and biotechnology companies such as ours have been and are likely to continue to be highly volatile due to reasons that are related and unrelated to our operating performance and progress.

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances, the status of our relationships or proposed relationships with third-party collaborators, the results of testing and clinical trials, the exercise of outstanding options and warrants that could result in dilution to our current holders of common stock, developments in patent or other proprietary rights of us or our competitors, our or Inspire’s failure to meet analyst expectations, any litigation regarding the same, technological innovations or new therapeutic products, governmental regulation, or public concern as to the safety of products developed by us or others and general market conditions, concerning us, our competitors or other biopharmaceutical companies, may have a significant effect on the market price of our common stock. For example, in the twelve months ended September 30, 2008, our closing stock price fluctuated from a high of $1.32 to a low of $0.43. Such fluctuations can lead to securities class action litigation. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The following matters were voted upon at the Annual Meeting of Stockholders held on September 22, 2008, and received the votes set forth below:

(1) The election of Rick D. Anderson, Timothy P. Lynch, Timothy McInerney, Evan S. Melrose, M.D., Robert O’Holla and Anthony J. Yost to our Board of Directors to serve until the next annual meeting or until their successors are elected and qualified. The following directors received the number of votes set opposite their respective names:

Name	For	Withheld

S. Kumar Chandrasekaran, Ph.D.	20,807,479	1,560,920
Francis Chen, PH.D.	21,594,967	912,932
Mitchell H. Friedlaender, M.D.	21,999,412	508,487
John L. Mattana	19,184,797	3,183,602
Jon S. Saxe	21,570,918	936,981
Anders P. Wiklund	21,534,010	973,889

Rick D. Anderson	41,037,602	342,218
Timothy P. Lynch	39,144,880	2,095,440
Timothy McInerney	39,428,302	1,812,018
Evan S. Melrose, M.D.	40,498,124	881,696
Robert O'Holla	40,277,690	962,630
Anthony J. Yost	39,435,380	1,804,940

(2) The ratification of our audit committee’s appointment of Burr, Pilger & Mayer LLP as our independent public accountants for the fiscal year ending December 31, 2008. Such proposal received 62,611,832 votes for ratification, 650,512 votes against ratification and 346,375 abstentions.

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

INSITE VISION INCORPORATED

Dated: November 7, 2008	by:	/s/ Louis C. Drapeau

Louis C. Drapeau
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Table

3.1[1]	Restated Certificate of Incorporation.
3.2[2]	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 11, 1997.
3.3[2]	Certificate of Correction of the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 26, 1997.
3.4[3]	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock as filed with the Delaware Secretary of State on July 3, 2002.
3.5[4]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on June 3, 1994.
3.6[5]	Amended and Restated Bylaws.
3.7[6]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on July 20, 2000.
3.8[6]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on June 1, 2004.
3.9[7]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on October 23, 2006.
4.1	Reference is made to Exhibits 3.1 through 3.9.
31.1*	Certificate of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith.

[1]	Incorporated by reference to an exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

[2]	Incorporated by reference to exhibits in the Company's Registration Statement on Form S-3 (Registration No. 333-36673) as filed with the Securities and Exchange Commission on September 29, 1997.

[3]
Incorporated by reference to an exhibit in Amendment No. 1 the Company's Registration Statement on Form S-1 (Registration No. 33-68024) as filed with the Securities and Exchange Commission on September 16, 1993.

[4]	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-3 (File Number 333-126084) as filed with the Securities and Exchange Commission on June 23, 2005.

[5]	Incorporated by reference to an exhibit in the Company's Current Report on Form 8-K as filed with the Security and Exchange Commission on June 6, 2008.

[6]	Incorporated by reference to an exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

[7]	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

[8]	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.