Form 10-K/A
period 2008-12-31
INSITE VISION INC
filed 2009-04-30
CIK 802724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-14207

INSITE VISION INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	94-3015807
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

965 Atlantic Avenue, Alameda, CA	94501
(Address of principal executive offices)	(Zip Code)

(510)-865-8800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of Common Stock, $0.01 par value, outstanding as of April 28, 2009: 94,681,618.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of InSite Vision Incorporated (the “Company” or “Registrant”) for the fiscal year ended December 31, 2008, originally filed on March 13, 2009 (the “Original Filing”). The Registrant is re-filing Part III to include the information required by Items 10, 11, 12, 13 and 14 to Part III within the period required by General Instruction G(3) to Form 10-K. In addition, the Registrant is re-filing Item 15(e) of Part IV and the Exhibit Index to correct certain references and to file an employment agreement as an exhibit to this Amendment. Further, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, (the “SEC”), the Registrant is including certain currently dated certifications with this Amendment. Except as described above, no other changes have been made to the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

As of March 31, 2009, the directors of the Company were as follows:

Name	Position(s) with the Company	Age	Director Since
Evan S. Melrose, M.D.	Chairman of the Board	39	2008
Rick D. Anderson	Director	49	2008
Timothy P. Lynch	Director	39	2008
Timothy McInerney	Director	48	2008
Robert O’Holla	Director	57	2008
Anthony J. Yost	Director	50	2008

Business Experience of Board Members

Evan S. Melrose, M.D. has served as Managing Director at PTV Sciences, a healthcare venture capital firm since January 2003. From January 2000 to January 2003, Dr. Melrose was a Director with Burrill & Company (“Burrill”), a San Francisco based life sciences venture capital firm. Prior to Burrill, Dr. Melrose was involved in healthcare startups in Philadelphia and clinical private practice. Dr. Melrose has also held faculty appointments at the University of California San Francisco, the University of Pennsylvania and Baylor College of Medicine. Over the course of his healthcare investment career he has been directly involved in multiple IPOs, several acquisitions and several dozen private healthcare investments. He received his B.A. from the University of Pennsylvania, his M.D. from Indiana University and his M.B.A. from the Wharton School of the University of Pennsylvania. Dr. Melrose currently serves on the board (compensation and audit committees) of Bioform Medical, Inc.

Rick D. Anderson has worked as a senior investment professional of PTV Sciences, a healthcare venture capital firm, since January 2008. Mr. Anderson was formerly Company Group Chairman of Johnson & Johnson (“J&J”) and Worldwide Franchise Chairman of Cordis Corporation, a division of J&J, from October 2006 through December 2007. Mr. Anderson also served as President of Cordis Corporation from December 2003 to October 2006 and was previously Worldwide Franchise Vice President of Centocor, Inc., which merged with J&J in 1999, from August 2002 to December 2003. Previous to that, Mr. Anderson held various other vice president positions with other international healthcare and medical device companies. At Racal HealthCare, Inc., he was Vice President, Global Marketing and responsible for respiratory devices and before that, he spent a decade with Boehringer Mannheim Pharmaceuticals and Allergan, Inc. in various U.S. and global sales, sales management and marketing management roles. Mr. Anderson holds a B.B.A. in Marketing from Mississippi State University and has completed graduate level course work at Indiana University and Duke University.

Timothy P. Lynch has served as a General Partner of Stonepine Capital LLC since July 2008. From October 2005 through June 2007, Mr. Lynch served as President and Chief Executive Officer of NeuroStat Pharmaceuticals, Inc., a specialty pharmaceutical company focused on central nervous system products. From June 2005 through September 2005, Mr. Lynch was President and Chief Executive Officer of Vivo Therapeutics, Inc., a specialty pharmaceutical company. From October 2002 through June 2005, Mr. Lynch served as Chief Financial Officer of Tercica, Inc., a publicly-traded biopharmaceutical company. From November 1999 to June 2002, Mr. Lynch served as Chief Financial Officer of InterMune, Inc., a publicly-traded biopharmaceutical company. Currently, Mr. Lynch serves as a member of the board of directors of Nabi Biopharmaceuticals, a publicly-traded biopharmaceutical company (audit and strategic actions committees), Allos Therapeutics, Inc., a publicly-traded biotechnology company (audit and compensation committees), Aradigm Corporation (audit committee) and Bioform Medical, Inc. (audit committee). Mr. Lynch holds a B.A. from Colgate University and an M.B.A. from the Harvard Graduate School of Business.

Timothy McInerney is currently a Partner with Riverbank Capital Securities, an investment banking firm that specializes in providing financing for biotechnology and specialty pharmaceutical companies, a position he has held since June 2007. From 1992 until March 2007, Mr. McInerney was a Managing Director of Paramount Biocapital, Inc. (“Paramount”) where he oversaw the distribution of Paramount’s private equity product. Prior to 1992, Mr. McInerney was a research analyst focusing on the biotechnology industry at Ladenburg, Thalman & Co. Previously, Mr. McInerney held equity sales positions at Bear, Stearns & Co. and Shearson, Lehman Bros. Mr. McInerney has also worked in sales and marketing for Bristol-Myers Squibb. He received his B.S. in Pharmacy from St. John’s University in New York. He also completed a post-graduate residency in drug information systems at the New York University Medical Center. Mr. McInerney currently serves on the boards of Manhattan Pharmaceuticals, Inc. and Ziopharm Oncology, Inc.

Robert O’Holla was the Worldwide Vice President of Regulatory Affairs at Johnson & Johnson from June 1990 until May 2008. Mr. O’Holla is a health products executive who has over thirty years experience, including research and development, quality and compliance, regulatory affairs, policy development and product sterilization. Mr. O’Holla has also written several publications regarding health products. He received his B.A. from Upsala College, his A.A. from Union College and his M.B.A. from Fairleigh Dickinson University.

Anthony J. Yost is currently an Executive General Manager at Novartis, a pharmaceutical company engaged in the research, development, manufacture and marketing of healthcare products, a position he held since October 2008. From November 2003 to September 2008, he served as the President of Innovex North America, the commercial services unit of Quintiles Transnational Corporation. From February 1998 to November 2003, Mr. Yost had various responsibilities at Schering-Plough Corporation (“Schering-Plough”), including Vice President of the Acute Coronary Syndromes Business Unit, General Manager of Commercial and Manufacturing Operations in Portugal, Vice President of Managed Care and Vice President of the Cardiovascular Business Unit. Prior to working for Schering-Plough, Mr. Yost worked for Boehringer Mannheim and Eli Lilly and Company. Mr. Yost has also served as a board member for the American Chamber of Commerce in Portugal and is currently a member of the Purdue University Industrial Council. He received his B.S. in Pharmacy from Purdue University.

There are no family relationships between any members of the Board of Directors and the Company’s executive officers.

Information concerning the Company’s executive officers is incorporated by reference from Part I of the Original Filing.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock and other equity securities of the Company with the SEC. Officers, directors and greater than 10% stockholders are required by the Securities Exchange Act of 1934, as amended, to furnish the Company with copies of all Section 16(a) reports they file.

Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the fiscal year ended December 31, 2008, its officers, directors and holders of more than 10% of the Common Stock complied with all Section 16(a) filing requirements with four exceptions. Dr. Lyle Bowman and Mssrs. Louis Drapeau and David Heniges received stock option grants on February 17, 2009 to purchase 200,000, 400,000 and 150,000 shares of Common Stock, respectively, pursuant to the InSite Vision Incorporated 2007 Performance Incentive Plan. They each filed late Form 4’s with the SEC on March 13, 2009. Mr. Drapeau received stock option grants on October 28, 2008 to purchase 300,000 shares of Common Stock pursuant to the InSite Vision Incorporated 2007 Performance Incentive Plan. Mr. Drapeau’s Form 4 was filed late with the SEC on April 27, 2009.

Code of Ethics

The Company has adopted a Code of Ethics for its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company’s Code of Ethics can be found on its website located at www.InSiteVision.com under “Corporate Governance.” Any future amendments or waivers to the Company’s Code of Ethics will also be disclosed on its website. A copy of the Code of Ethics is available to investors free of charge by writing to InSite Vision Incorporated, Investor Relations, 965 Atlantic Avenue, Alameda, CA 94501.

Audit Committee

The Company has a separately-designated standing audit committee. The Audit Committee currently consists of three directors: Timothy P. Lynch (Chair), Anthony J. Yost, and Rick D. Anderson. The Board of Directors has determined that Mr. Lynch is independent and qualifies as an “audit committee financial expert,” as defined in Regulation S-K Item 407(d)(5)(ii).

DIRECTOR COMPENSATION — FISCAL 2008

The following table presents information regarding the compensation paid for 2008 to members of the Board of Directors who are not also employees of the Company (referred to herein as “Non-Employee Directors”).

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)(2)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Evan S. Melrose, M.D.	$12,000	—	$2,624	—	—	—	$14,624
Rick D. Anderson	$12,125	—	$2,624	—	—	—	$14,749
Timothy P. Lynch	$13,375	—	$2,624	—	—	—	$15,999
Timothy McInerney	$9,000	—	$2,624	—	—	—	$11,624
Robert O’Holla	$15,000	—	$2,624	—	—	—	$17,624
Anthony J. Yost	$11,625	—	$2,624	—	—	—	$14,249
Francis W. Chen, Ph.D. (4)	$24,000	—	—	—	—	—	$24,000
Mitchell H. Friedlaender, M.D. (4)	$22,000	—	—	—	—	—	$22,000
John L. Mattana (4)	$25,000	—	—	—	—	—	$25,000
Jon S. Saxe, Esq. (4)	$24,000	—	—	—	—	—	$24,000
Anders P. Wiklund (4)	$27,000	—	—	—	—	—	$27,000

(1)	The amount reported in Column (d) of the table above reflects the aggregate dollar amounts recognized for option awards for financial statement reporting purposes with respect to 2008 (disregarding any estimate of forfeitures related to service-based vesting conditions). No option awards granted to Non-Employee Directors were forfeited during 2008. The Company has not granted any equity-based awards to Non-Employee Directors other than stock options. For a discussion of the assumptions and methodologies used to value the awards reported in Column (d), please see the discussion of option awards contained in Note 9 (Employee Stock-based Compensation) to the Company’s Consolidated Financial Statements, included as part of the Company’s 2008 Annual Report filed on Form 10-K and incorporated herein by reference.

(2)	The following table presents the number of outstanding and unexercised option awards held by each of the Company’s Non-Employee Directors as of December 31, 2008.

Director	Number of Shares Subject to Outstanding Options as of December 31, 2008
Evan S. Melrose, M.D.	30,000
Rick D. Anderson	30,000
Timothy P. Lynch	30,000
Timothy McInerney	30,000
Robert O’Holla	30,000
Anthony J. Yost	30,000
Francis W. Chen, Ph.D. (4)	0
Mitchell H. Friedlaender, M.D. (4)	0
John L. Mattana (4)	0
Jon S. Saxe, Esq. (4)	0
Anders P. Wiklund (4)	0

(3)	As described below, the Company granted each of its Non-Employee Directors an option to purchase 30,000 shares of the Company’s Common Stock during 2008. Each of these options had a value of $9,675 on the grant date. See footnote (1) for the assumptions used to value these awards. No stock awards were granted to the Company’s Non-Employee Directors during 2008.
(4)	Each of these Non-Employee Directors ceased serving on the Board effective September 22, 2008.

Summary of Director Compensation

Prior to December 4, 2008, the compensation for Non-Employee Directors consisted of cash fees and retainers and grants of stock options as follows:

Cash Fees and Retainers:

•	a fee of $2,000 for attendance in person or by telephone at each meeting of the Board of Directors (up to a maximum of $8,000 per year);

•	a fee of $500 for attendance in person or by telephone at each meeting of the Audit Committee (up to a maximum of $3,500 per year);

•	a fee of $500 for attendance in person or by telephone at each meeting of the Compensation Committee (up to a maximum of $2,000 per year); and

•	an additional annual retainer of $12,000 for serving on the Financing Committee, the Mergers and Acquisitions Committee, the New Ophthalmic Committee, or the Clinical Oversight Committee.

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

Each option granted to one of the Company’s Non-Employee Directors has a per-share exercise price equal to the closing price of the Company’s Common Stock on the date of grant and a maximum term of ten years. These options vest on the first anniversary of the grant date, subject to the director’s continued service as a Board member, but may vest on an accelerated basis in connection with a change in control of the Company. Vested options will generally remain exercisable for three months following the termination of the director’s service or six months following a termination due to death or disability. The options do not include any dividend rights.

On September 23, 2008, each of the Company’s Non-Employee Directors (i.e., Dr. and Messrs. Melrose, Anderson, Lynch, McInerney, O’Holla and Yost) received an automatic grant of an option to purchase 30,000 shares of the Company’s Common Stock upon becoming a member of the Board of Directors. Each of these options has a per-share exercise price of $0.52 (the closing price of the Company’s Common Stock on the grant date) and will vest on the first anniversary of the grant date. Each of these options was granted under, and is subject to, the terms of, the 2007 Performance Incentive Plan. Because each of these Non-Employee Directors had served on the Board for less than six months at the time of the first Board meeting in December, no annual option grants were made to Non-Employee Directors at that meeting.

The Company also reimburses Non-Employee Directors for reasonable expenses for attending any Board or committee meetings.

Effective December 4, 2008, the Board of Directors approved changes to the cash component of the director compensation program. Under the current program, Non-Employee Directors are entitled to receive the following retainer fees:

•	an annual cash retainer of $30,000 for serving on the Board of Directors;

•	an annual cash retainer for serving on committees ($6,000 for Audit, $3,000 for Compensation, $3,000 for Nominating, $3,000 for Opportunity Screening and $3,000 for CEO Search);

•

an annual cash retainer for serving as the Chairman of a Committee ($24,000 for Product Development, $13,000 for Audit, $7,500 for Compensation, $7,500 for CEO Search, $7,500 for Opportunity Screening, $5,000 for Nominating); and

•	an annual cash retainer of $15,000 for serving as the Chairman of the Board.

Under the revised program, Non-Employee Directors do not receive meeting fees. The option grant program and reimbursement policy for Non-Employee Directors remains in effect as described above.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This section contains a discussion of the material elements of compensation earned by the Company’s principal executive officer, its principal financial officer, and its three other most highly compensated executive officers for 2008. These individuals are listed in the “Summary Compensation Table” below and referred to as the “Named Executive Officers” in this Annual Report.

The Company’s executive compensation programs are determined and approved by the Stock Plan and Compensation Committee (the “Compensation Committee”). None of the Named Executive Officers are members of the Compensation Committee or otherwise had any role in determining the compensation of the other Named Executive Officers, although the Compensation Committee does consider the recommendations of Mr. Drapeau in setting compensation levels for the Named Executive Officers other than Mr. Drapeau.

Executive Compensation Program Objectives and Overview

The Compensation Committee’s principal goals in making its executive compensation decisions are:

•

to ensure that there exists an appropriate relationship between executive pay and both the performance of the Company and the creation of stockholder value through the Company’s achievement of long-term strategic goals and initiatives;

•	to attract, motivate and retain key executives in the face of competition within the biotechnology industry for qualified personnel; and

•	to align the interests of the Company’s executive officers with those of its stockholders.

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

The Compensation Committee believes that performance-based compensation such as annual bonuses and long-term equity incentives play a significant role in aligning management’s interests with those of the Company’s stockholders. For this reason, these forms of compensation generally constitute a substantial portion of each of the Named Executive Officers’ compensation. For 2008, the Compensation Committee approved executive compensation arrangements for Mr. Drapeau that resulted in approximately 33% of his total direct compensation being incentive compensation, with his base salary constituting the balance of his 2008 total direct compensation. (As used in this discussion, the term “total direct compensation” means the aggregate amount of the executive’s base salary, annual incentive bonus, and long-term equity incentive awards based on the grant-date fair value of such awards as determined under the accounting principles used in the Company’s financial reporting.) With respect to the other Named Executive Officers employed with the Company through the end of 2008, the Compensation Committee approved executive compensation arrangements that resulted in an average of 20% of each executive’s total direct compensation being incentive compensation, with base salary constituting the balance of their 2008 total direct compensation. The Company’s compensation packages are designed to promote teamwork, initiative and resourcefulness by key employees whose performance and responsibilities directly affect the results of its operations.

As part of its annual review of the Company’s executive compensation programs, the Compensation Committee generally reviews Radford’s surveys of compensation paid to similarly situated executive officers in the technology and biotechnology industries in the San Francisco Bay Area. In setting compensation levels for our Named Executive Officers, the Compensation Committee does not “benchmark” compensation against this survey data. Rather, as discussed below, the Compensation Committee considers a number of factors in making its decisions and uses this market data as a general reference point. The Compensation Committee retained the services of Compensia, an executive compensation consulting firm, for 2008.

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

In reviewing the base salaries for each of the Named Executive Officers for 2008 the Compensation Committee took into account:

•

the results of a survey of compensation paid to similarly situated executives in the technology and biotechnology industries in the San Francisco Bay Area provided by Radford, a compensation consultant, and compared the industry data against the current compensation levels of the Company’s executives;

•	the individual’s performance against the Company’s corporate performance goals;

•	the individual’s particular experience in the biotechnology or pharmaceutical industries; and

•	the scope of the executive’s responsibilities and the executive’s criticality to achieving the Company’s business goals.

In April 2008, the Compensation Committee approved increases in salary levels for each of the Named Executive Officers (other than Mr. Drapeau) effective April 16, 2008. The increase for each of the Named Executive Officers was approximately 5% over his or her 2007 salary level.

Annual Bonuses

On April 25, 2008, the Compensation Committee approved the terms of a new bonus plan, the InSite Vision Incorporated 2008 Bonus Plan (the “Bonus Plan”), that provides bonus opportunities each year for employees of the Company, including each of the Named Executive Officers. Each participant in the Bonus Plan has a target bonus percentage that is expressed as a percentage of the participant’s annual base salary. The Bonus Plan provides that the target bonus percentages for all participants are aggregated to determine the Company’s on-target bonus pool. The actual bonus pool for participants in the Bonus Plan is determined based on the Company’s achievement of specific performance goals established by the Compensation Committee for the bonus year. The participant’s actual bonus amount is then subject to increase or decrease based on the participant’s individual performance during the year. In the case of the Named Executive Officers, the Compensation Committee evaluates the participant’s individual performance and determines his or her final bonus amount at the end of the year.

For 2008, the Compensation Committee established a target bonus percentage for Dr. Chandrasekaran of 40% of his base salary, with the target bonus percentage for each of the other Named Executive Officers being 30% of his or her base salary. The Compensation Committee established 11 specified corporate goals to measure the Company’s performance for 2008 with each goal being weighted between 5% and 15% of the total bonus opportunity. These goals generally pertained to partnering the Company’s AzaSite product and other product candidates, moving product candidates into and through clinical trials, identifying and developing future product candidates, and achieving pre-established levels of non-dilutive financing and AzaSite revenues in North America. The amount of the actual bonus pool with respect to each performance goal could range from 0% to 150% of the on-target bonus pool for that goal based on the date by which that particular goal was attained or, in the case of financial performance metrics, the Company’s actual performance as compared with the pre-established goals.

At the end of 2008, the Compensation Committee evaluated the Company’s performance with respect to each of the 11 corporate goals established for the Bonus Plan and determined that the actual bonus pool for 2008 would be 60% of the on-target bonus pool. Specifically, the Company achieved in 2008 the following goals established for the Bonus Plan:

•	$50 million net cash debt financing

•	Positive Top Line Data from ISV-502 Phase 3(a)

•	Partner AzaSite in 2 Countries Outside of EU

•	Identify one new ophthalmic product opportunity

•	Complete ISV-405 Preclinical Package

•	Complete New Product Market/IP Analysis

After evaluating the individual performance of each Named Executive Officer for 2008, the Compensation Committee awarded bonuses to each of the Named Executive Officers (other than Dr. Chandrasekaran). The specific bonus amounts awarded to each of the Named Executive Officers for 2008 are reported below under the heading “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.

As noted below, the Compensation Committee also awarded Mr. Drapeau a retention bonus opportunity of $50,000 upon his becoming our interim Chief Executive Officer (“CEO”). The retention bonus would be due upon the Company’s hiring a new CEO, subject to Mr. Drapeau’s continued employment through the date the new CEO is hired and the achievement of certain business objectives agreed upon by Mr. Drapeau and our board of directors. The Compensation Committee determined that it was appropriate to provide this bonus opportunity as a retention incentive for Mr. Drapeau during the transition period until a new CEO is hired.

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

The Company’s stock option grants to the Named Executive Officers have an exercise price that is equal to the closing price of the Company’s common stock on the grant date. Thus, the executives will only realize value on their stock options if the Company’s stockholders realize value on their shares. The stock options also function as a retention incentive for executives as they vest ratably over the four-year period after the date of grant. The Compensation Committee approved the grant of an option to Mr. Drapeau in October 2008 in connection with his promotion to Interim Chief Executive Officer of the Company. Grants of options were not awarded to either Dr. Bowman or Mr. Heniges in 2008. The material terms of Mr. Drapeau’s options are described below under “Grants of Plan-Based Awards.”

The Company generally does not make regular grants of equity awards to executives on an annual or other periodic basis. Rather, the Company’s practice has been to grant equity awards to executives primarily after certain performance objectives have been achieved and the achievement of these objectives has been fully disclosed and absorbed by the public market.

Severance Benefits

For 2008, the Company did not maintain any severance policy or arrangement covering its executive officers, other than a change in control severance agreement with Dr. Chandrasekaran, our former Chief Executive Officer. Please see “Subsequent Committee Actions” below for a description of a new severance plan for our executive officers adopted by the Compensation Committee in April 2009 and “Potential Payments Upon Termination or Change in Control” for a description of the severance benefits provided to Dr. Chandrasekaran in connection with the termination of his employment in October 2008.

Subsequent Committee Actions

On April 23, 2009, the Compensation Committee approved a severance plan (the “Severance Plan”) to provide severance protections for certain eligible employees of the Company, including each of the Named Executive Officers currently employed with the Company. If, during the term of the Severance Plan, a participant’s employment with the Company is terminated by the Company without “cause” (as such term is defined in the Severance Plan), the participant will generally be entitled to receive (1) a lump sum severance payment equal to the participant’s annual base salary rate multiplied by the participant’s “severance multiplier,” and (2) payment by the Company of the participant’s premiums for continued medical and other welfare benefits pursuant to the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) for a number of months determined by multiplying the participant’s severance multiplier by twelve. The severance multiplier for each of Messrs. Drapeau and Bowman is one (1), and the severance multiplier for Mr. Heniges is one-half (0.5).

If, during the term of the Severance Plan, a participant’s employment with the Company is terminated by the Company without cause or by the participant for “good reason” within 90 days before, or within two years after, the occurrence of a “change in control” of the Company, then, in lieu of the benefits described above, the participant will generally be entitled to receive (1) a lump sum severance payment equal to the sum of (a) the participant’s annual base salary rate multiplied by the participant’s “change in control severance multiplier” plus (b) the participant’s target bonus for the year in which the termination occurs (or, if the participant does not have a target bonus opportunity for such year, the average annual cash bonus paid to the participant for the three preceding fiscal years), (2) payment by the Company of the participant’s premiums for continued medical and other welfare benefits pursuant to COBRA for a number of months determined by multiplying the participant’s change in control severance multiplier by twelve, and (3) full accelerated vesting of the participant’s stock options and other equity-based awards, with a six-month extension of the period to exercise stock options. (For these purposes, the term “change in control” is defined in the Severance Plan and the term “good reason” is defined in each participant’s Severance Plan participation agreement). However, in the case of Mr. Drapeau, he will be entitled to the benefits described in this paragraph upon the occurrence of a change in control regardless of whether his employment is terminated in connection with the change in control; provided, however, that in order to receive such benefits, Mr. Drapeau must agree to provide reasonable transition services following the change in control for a period of thirty days. The change in control severance multiplier for each of Messrs. Drapeau and Bowman is one and one-half (1.5), and the change in control severance multiplier for Mr. Heniges is one (1).

A participant’s right to receive benefits under the Severance Plan is subject to the participant’s execution of a release of claims in favor of the Company upon the termination of the participant’s employment. Participants are generally not obligated to seek new employment to mitigate the Company’s severance obligations under the Severance Plan.

Policy with Respect to Section 162(m)

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to publicly held companies for compensation exceeding $1 million paid to their chief executive officers and certain other executive officers unless certain performance and other requirements are met. The Company’s intent generally is to design and administer executive compensation programs in a manner that will preserve the deductibility of compensation paid to its executive officers, and the Company believes that a substantial portion of its current executive compensation program (including the stock options granted to the Named Executive Officers as described above) satisfies the requirements for exemption from the $1 million deduction limitation. However, the Company reserves the right to design programs that recognize a full range of performance criteria important to its success, even where the compensation paid under such programs may not be deductible. The Compensation Committee believes that no part of the Company’s tax deduction for compensation paid to the Named Executive Officers for 2008 will be disallowed under Section 162(m), except, with respect to certain payments to Dr. Chandrasekaran in connection with his departure as Chief Executive Officer. The Compensation Committee will continue to monitor the tax and other consequences of the Company’s executive compensation program as part of its primary objective of ensuring that compensation paid to executive officers is reasonable, performance-based and consistent with the goals of the Company and its stockholders.

STOCK PLAN AND COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION(1)

The Compensation Committee has certain duties and powers as described in its charter. The Compensation Committee is currently composed of three non-employee directors named at the end of this report, each of whom is independent as defined by the American Stock Exchange listing standards.

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

Stock Plan and Compensation Committee of the Board of Directors
Anthony J. Yost (Chairman) Timothy P. Lynch Robert O’Holla

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee members whose names appear on the Compensation Committee Report above were committee members from September 22, 2008 through December 31, 2008. From January 1, 2008 through September 22, 2008, the Compensation Committee was comprised of John L. Mattana and Anders. P. Wiklund. No member of the Compensation Committee is or at the relevant time was a former or current executive officer of the Company or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee during the fiscal year ended December 31, 2008.

SUMMARY COMPENSATION TABLE—FISCAL 2008, 2007 AND 2006

The following table presents information regarding compensation of the Named Executive Officers for services rendered during 2008, 2007 and 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)(5)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Louis Drapeau (4)	2008	$213,333	—	—	$15,275	$57,375	—	$3,010	$288,993
Interim Chief Executive Officer and Chief Financial Officer	2007	$48,750	$15,000	—	$2,009	—	—	$673	$66,432

S. Kumar Chandrasekaran, Ph.D.	2008	$475,072	—	—	—	—	—	$1,329,700	$1,804,772
Former Chief Executive Officer, Chairman, President	2007	$450,000	$550,000	—	$470,797	—	—	$6,494	$1,477,291
	2006	$390,000	—	—	$379,736	—	—	$5,782	$775,518

Lyle M. Bowman, Ph.D.	2008	$263,750	—	—	$69,478	$47,475	—	$2,428	$383,131
Vice President, Development	2007	$250,000	$126,000	—	$69,631	—	—	$2,245	$447,876
	2006	$220,000	—	—	$56,725	—	—	$2,012	$278,737

David Heniges	2008	$256,025	—	—	$49,909	$46,085	—	$10,238	$362,257
Vice President and General Manager, Commercial Opportunities	2007	$245,000	$76,000	—	$50,866	—	—	$3,445	$375,311
	2006	$235,000	—	—	$50,924	—	—	$3,326	$289,250

(1)	The amounts reported in Column (f) of the table above reflect the aggregate dollar amounts recognized for option awards for financial statement reporting purposes with respect to 2008, 2007 and 2006 (disregarding any estimate of forfeitures related to service-based vesting conditions). No option awards granted to Named Executive Officers were forfeited during 2008. The Company has not granted any equity-based awards other than stock options to Named Executive Officers that were outstanding during 2008, 2007 or 2006. For a discussion of the assumptions and methodologies used to value the awards reported in Column (f), please see the discussion of option awards contained in Note 9, Employee Stock-based Compensation, to the Company’s Consolidated Financial Statements, included as part of this Annual Report for 2008 filed on Form 10-K with the SEC (or, for years prior to 2008, the corresponding note in the Company’s Form 10-K for the applicable fiscal year). For information about the option awards granted to the Named Executive Officers for 2008, please see the discussion under “Grants of Plan-Based Awards” below.
(2)	The figures reported in this column reflect the bonuses that the Named Executive Officers received for 2008. As described in the “Compensation Discussion and Analysis” above, the Named Executive Officers were awarded performance bonuses in 2009 in connection with their contributions to the Company in the previous year.
(3)	The amounts reported in Column (i) represent the Company’s payments of group term life insurance premiums on behalf of each Named Executive Officer. The Company is not the beneficiary of the life insurance policies, and the premiums that the Company pays are taxable as income to the applicable officer. This insurance is not split-dollar life insurance. Dr. Chandrasekaran’s amount includes a $1,316,700 severance payment and approximately $13,000 reimbursement for legal fees incurred. Mr. Heniges’s amount includes $3,280 reimbursement for relocation expenses.
(4)	Mr. Drapeau serves as interim Chief Executive Officer, retaining his position of Vice President and Chief Financial Officer, at the current rate of approximately 30 hours per week.

(5)	For the year 2007, the figures reported in this column reflect two separate bonuses that the Named Executive Officers received for 2007. The Named Executive Officers (other than Mr. Drapeau) were awarded performance bonuses in May 2007 in connection with the Company’s achievement of certain milestones. The amounts awarded to each executive were as follows: Dr. Chandrasekaran—$350,000; Dr. Bowman—$70,000; and Mr. Heniges—$40,000. In April 2008, the Named Executive Officers were also awarded annual incentive bonuses for 2007 in the following amounts: Dr. Chandrasekaran—$200,000; Mr. Drapeau—$15,000; Dr. Bowman—$56,000; and Mr. Heniges—$36,000

Compensation of Named Executive Officers—Employment Agreements

The Summary Compensation Table above quantifies the value of the different forms of compensation earned by the Named Executive Officers for 2008, 2007 and 2006. The primary elements of each Named Executive Officer’s total compensation reported in the table are base salary, bonuses, and long-term equity incentives consisting of stock options.

The Summary Compensation Table should be read in conjunction with the tables and narrative descriptions that follow. The Grants of Plan-Based Awards table and accompanying narrative description provides information regarding the stock options granted to Named Executive Officers in 2008. The Outstanding Equity Awards at 2008 Fiscal Year End and Option Exercises and Stock Vested tables provide further information on the Named Executive Officers’ potential realizable value and actual value realized with respect to their equity awards.

In October 2008, the Company entered into a letter agreement with Mr. Drapeau in connection with his serving as its interim Chief Executive Officer (“CEO”). The agreement provides for Mr. Drapeau to receive an annual base salary of $255,000 and a retention bonus of $50,000, subject to his continued employment through the date a new CEO is hired and the achievement of certain business objectives agreed upon by Mr. Drapeau and our board of directors. Upon the hiring of a new CEO, the agreement provides that Mr. Drapeau will continue as the Company’s Vice President and Chief Financial Officer with an annual base salary of $195,000.

GRANTS OF PLAN-BASED AWARDS—FISCAL 2008

The following table presents information regarding the equity incentive awards granted to the Named Executive Officers for 2008.

Name	Grant Date	Estimated Potential Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Louis Drapeau	N/A	—	$102,000	—	—	—	—	—	—	—	—
	10/28/2008	—	—	—	—	—	—	—	300,000	$0.36	$46,260

S. Kumar Chandrasekaran, Ph.D.	N/A	—	$188,100	—	—	—	—	—	—	—	—

Lyle M. Bowman, Ph.D.	N/A	—	$79,125	—	—	—	—	—	—	—	—

David Heniges	N/A	—	$76,808	—	—	—	—	—	—	—	—

(1)	The amounts reported in Column (l) reflect the fair value of these awards on the grant date as determined under the principles used to calculate the value of equity awards for purposes of the Company’s financial statements. For the assumptions and methodologies used to value the awards reported in Column (l), please see footnote (2) to the Summary Compensation Table.

Description of Plan-Based Awards

Each of the options reported in the Grants of Plan-Based Awards Table was granted under, and is subject to the terms of the Company’s 2007 Performance Incentive Plan (the “2007 Plan”). The 2007 Plan is administered by the Compensation Committee. The Compensation Committee has authority to interpret the plans’ provisions and make all required determinations under the plans. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provision to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the plans are generally only transferable to a beneficiary of a Named Executive Officer upon his or her death. However, the Compensation Committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable securities laws and, with limited exceptions, are not made for value.

Each option reported in the table above was granted with a per-share exercise price equal to the fair market value of a share of the Company’s common stock on the grant date. For these purposes, and in accordance with the Company’s option grant practices, the fair market value is equal to the closing price of a share of the Company’s common stock on the applicable grant date. Mr. Drapeau’s options become vested with respect to 50% of the shares on the earlier of the date that a new CEO commences full-time employment with the Company or October 28, 2009 and with respect to the remaining 50% of the shares on the first anniversary of the date that a new CEO commences full-time employment with the Company or October 28, 2010.

Once vested, each option will generally remain exercisable until its normal expiration date. Each of the options granted to the Named Executive Officers in 2008 has a term of ten years. However, vested options may expire earlier in connection with a change in control transaction or a termination of the Named Executive Officer’s employment. Subject to any accelerated vesting that may apply in the circumstances, the unvested portion of the option will immediately terminate upon a termination of the Named Executive Officer’s employment. The Named Executive Officer will generally have three months to exercise the vested portion of the option following a termination of his or her employment. This period is extended to 12 months if the termination was a result of the Named Executive Officer’s death or disability.

The options granted to Named Executive Officers during 2008 do not include any dividend rights.

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

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR-END

The following table presents information regarding the outstanding stock options held by each of the Named Executive Officers as of December 31, 2008, including the vesting dates for the portions of these options that had not vested as of that date. None of the Named Executive Officers held any outstanding stock awards as of that date.

Name	Option Grant Date	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date
		(#)	(#)
		Exercisable	Unexercisable
(a)	(b)	(c)	(d)		(e)	(f)
Louis Drapeau	10/28/2008	—	300,000	(5)	0.36	10/28/2018
	10/15/2007	15,616	34,384	(2)	1.20	10/15/2017

S. Kumar Chandrasekaran, Ph.D.	5/2/2007	500,000	—		1.59	10/31/2010
	2/1/2006	800,000	—		1.50	10/31/2010
	6/1/2005	1,000,000	—		0.63	10/31/2010
	6/1/2004	120,000	—		0.75	10/31/2010
	3/30/2004	60,000	—		0.88	10/31/2010
	12/12/2003	120,000	—		0.41	10/31/2010
	9/23/2003	100,000	—		0.63	10/31/2010
	2/14/2003	75,000	—		0.85	10/31/2010
	9/20/2002	65,000	—		0.93	10/31/2010
	6/18/2001	50,000	—		1.45	10/31/2010
	2/23/1999	250,000	—		1.13	10/31/2010

Lyle M. Bowman, Ph.D.	5/2/2007	33,315	46,685	(1)	1.59	5/2/2017
	2/1/2006	58,266	21,734	(3)	1.50	2/1/2016
	6/1/2005	159,527	15,473	(4)	0.63	6/1/2015
	6/1/2004	40,000	—		0.75	6/1/2014
	3/30/2004	20,000	—		0.88	3/30/2014
	12/12/2003	25,000	—		0.41	12/12/2013
	9/23/2003	15,000	—		0.63	9/23/2013
	2/14/2003	25,000	—		0.85	2/14/2013
	9/20/2002	15,000	—		0.93	9/20/2012
	6/18/2001	15,000	—		1.45	6/18/2011
	2/23/1999	25,000	—		1.13	2/23/2009

David Heniges	5/2/2007	20,821	29,179	(1)	1.59	5/2/2017
	2/1/2006	47,341	17,659	(3)	1.50	2/1/2016
	6/1/2005	113,948	11,052	(4)	0.63	6/1/2015
	6/1/2004	30,000	—		0.75	6/1/2014
	3/30/2004	15,000	—		0.88	3/30/2014
	12/12/2003	10,000	—		0.41	12/12/2013
	9/23/2003	5,000	—		0.63	9/23/2013
	2/14/2003	25,000	—		0.85	2/14/2013
	9/20/2002	75,000	—		0.93	9/20/2012

(1)	25% vest at 5/2/08, balance daily thru 5/2/11
(2)	25% vest at 10/1/08, balance daily thru 10/1/11
(3)	25% vest at 2/1/07, balance daily thru 2/1/10
(4)	15% vest at 9/29/05, 25% vest at 6/1/06, balance daily thru 6/1/09
(5)	50% vest at 10/28/09, 50% vest at 10/28/10

OPTION EXERCISES AND STOCK VESTED—FISCAL 2008

None of the Named Executive Officers exercised any stock options or held any stock awards that vested during 2008.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

As noted above, the Company did not maintain any severance policy or arrangement covering its executive officers in 2008, other than a change in control severance agreement with Dr. Chandrasekaran, our former Chief Executive Officer. The terms of a new severance plan adopted in April 2009 that covers each of the Named Executive Officers is described in the “Subsequent Committee Actions” section of the “Compensation Discussion and Analysis” above.

In connection with Dr. Chandrasekaran’s departure as our Chief Executive Officer, he became entitled to the following payments and benefits: (1) a cash severance payment of $1,329,768.43 (which includes reimbursement of approximately $13,000 in legal fees), (2) accelerated vesting of all of his outstanding and unvested Company stock options, (3) all such options generally remaining exercisable until the first to occur of October 21, 2010 or the expiration of the maximum term of the option, (4) payment or reimbursement for the cost of continued group health and life insurance coverage for a period of two years, and (5) continuing comprehensive coverage under the Company’s directors and officers’ liability insurance policy to the extent the Company provides such coverage for any other present or former senior executive or director of the Company. In addition, the Company and Dr. Chandrasekaran entered into a mutual release of claims in connection with Dr. Chandrasekaran’s employment with the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to the Company regarding beneficial ownership of the Company’s Common Stock, as of March 31, 2009 unless otherwise noted by (i) each person who is known by the Company to beneficially own more than five percent of the Company’s Common Stock, (ii) the Chief Executive Officer and each of the other Named Executive Officers of the Company, (iii) each director, and (iv) all current executive officers and directors as a group. Unless otherwise indicated, the principal address of each of the stockholders below is: c/o InSite Vision Incorporated, 965 Atlantic Avenue, Alameda, California 94501. Except as otherwise indicated, the Company believes that each of the beneficial owners of the Common Stock listed below has sole voting and investment power with respect to such shares, subject to community property laws, where applicable. Information for Pinto Technology Ventures, Visium Asset Management, LLC, Eli Jacobson, and Jonathan M. Glaser and the related individuals and entities of each of those who are identified below is based upon the most recent 13G or 13G/A filed by such persons with the SEC.

The percentage of beneficial ownership is calculated based on the 94,681,618 shares of Common Stock that were outstanding on March 31, 2009. This percentage also includes Common Stock of which such individual or entity had the right to acquire beneficial ownership of as of March 31, 2009 or within 60 days thereafter, including but not limited to upon the exercise of options and warrants; however, such Common Stock shall not be deemed outstanding for the purpose of computing the percentage owned by any other individual or entity.

	Beneficially Owned
Name of Beneficial Owner	Number of Shares		Percent of Class
Pinto Technology Ventures, L.P.	10,238,999	(1)	10.5%
Pinto Technology Ventures GP, L.P.
Pinto TV GP Company LLC
Matthew Crawford
Evan S. Melrose
Timothy McInerney c/o PTV Sciences 221 West 6th Street, Suite 700 Austin, Texas 78701
Eli Jacobson	8,994,289	(2)	9.50%
125 Broad Street, 32nd Floor
New York, NY 10004
Jonathan M. Glaser	5,754,427	(3)	6.01%
JMG Capital Management, Inc.
JMG Capital Management, LLC
11601 Wilshire Boulevard, Suite 2180
Los Angeles, CA 90025
Pacific Capital Management, Inc
Pacific Assets Management, LLC
Daniel Albert David
Roger Richter
100 Drakes Landing, Suite 207
Greenbrae, CA 94904
Rick D. Anderson	0		*
Timothy P. Lynch	0		*
Timothy McInerney	1,075,967	(4)	1.14%
Evan S. Melrose, M.D.	149,504		*
Robert O’Holla	0		*
Anthony J. Yost	0		*
Louis C. Drapeau	60,753	(5)	*
Lyle M. Bowman, Ph.D.	562,388	(6)	*
David F. Heniges	406,350	(7)	*
All current executive officers and directors as a group (11 persons)	2,251,962	(8)	2.38%

*	Less than one percent of the outstanding Common Stock.
(1)	Information is based on the Schedule 13D/A filed with the SEC on September 26, 2008 by Pinto Technology Ventures, L.P., Pinto Technology Ventures GP, L.P. and Pinto TV GP Company LLC (collectively, the “Pinto Entities”) and Matthew Crawford, Evan Melrose and Timothy McInerney. The amount above includes 7,744,621 shares held by Pinto Technology Ventures, L.P. and 2,494,378 shares of Common Stock issuable upon the exercise of warrants. The Pinto Entities and Dr. and Messrs. Crawford, McInerney and Melrose share voting and dispositive power with respect to such shares. Dr. and Messrs. Crawford, McInerney and Melrose disclaim beneficial ownership in the shares held by the Pinto Entities, except to the extent of their pecuniary interest therein. In addition, the amount above includes 128,000 shares, 1,099,481 and 149,504 shares for which Mr. Crawford, Mr. McInerney and Mr. Melrose, respectively, have sole voting and dispositive power.

(2)	Information is based on the Schedule 13G/A filed with the SEC on February 10, 2009 by Eli Jacobson.
(3)	Information is based on the Schedule 13G/A filed with the SEC on February 17, 2009 by Jonathan M. Glaser, Pacific Capital Management, Inc. (“PCM”), Pacific Assets Management, LLC “(PAM”), JMG Capital Management, Inc. (“JMGI”), JMG Capital Management, LLC (“JMG”), Daniel Albert David and Roger Richter. The amount above includes 209,800 shares for which Mr. Glaser has sole voting and dispositive power, 5,544,627 shares for which Mr. Glaser has shared voting and dispositive power, 2,772,314 shares for which PCM, PAM, Mr. David and Mr. Richter each have shared voting and dispositive power and 2,772,313 shares for which JMGI and JMP each have shared voting and dispositive power.
(4)	Includes 641,846 warrants issuable upon the exercise of stock options as of March 31, 2009 or within 60 days thereafter.
(5)	Includes 20,753 shares issuable upon the exercise of stock options as of March 31, 2009 or within 60 days thereafter.
(6)	Includes 490,000 shares issuable upon the exercise of stock options as of March 31, 2009 or within 60 days thereafter.
(7)	Includes 400,000 shares issuable upon the exercise of stock options as of March 31, 2009 or within 60 days thereafter.
(8)	Includes 641,846 warrants and 934,778 shares issuable upon the exercise of stock options as of March 31, 2009 or within 60 days thereafter.

EQUITY COMPENSATION PLAN INFORMATION

The Company currently maintains three equity compensation plans: the 2007 Performance Incentive Plan (the “2007 Plan”), the 1994 Stock Option Plan (the “1994 Plan”) and the Amended and Restated Employee Stock Purchase Plan (the “ESPP”). These plans have each been approved by the Company’s stockholders.

The following table sets forth, for each of the Company’s equity compensation plans, the number of shares of common stock subject to outstanding options, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of December 31, 2008.

Plan category	Number of shares of Common Stock to be issued upon exercise of outstanding options		Weighted- average exercise price of outstanding options	Number of shares of Common Stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by stockholders	6,214,026	(1)	$1.00	5,243,008	(2)
Equity compensation plans not approved by stockholders	N/A		N/A	N/A
Total	6,214,026		$1.00	5,243,008

(1)	Of these shares, 678,689 were subject to options then outstanding under the 2007 Plan, and 5,535,337 were subject to options then outstanding under the 1994 Plan. No new awards may be granted under the 1994 Plan.
(2)	This number is presented after giving effect to purchases under the ESPP for the purchase period that ended December 31, 2008. Of the aggregate number of shares that remained available for future issuance, 4,671,043 shares were available under the 2007 Plan, and 571,965 shares were available under the ESPP. Subject to certain express limits of the 2007 Plan, shares available for award purposes under the 2007 Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, and other forms of awards granted or denominated in shares of the Company’s common stock or units of our common stock including, without limitation, stock bonuses, restricted stock, stock units and performance shares.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Related Transactions

The Company’s Restated Certificate of Incorporation (the “Certificate”) provides for indemnification of directors and officers of the Company to the fullest extent permitted by the General Corporation Law of the State of Delaware, (“Delaware Law”). Each of the current directors and executive officers of the Company has entered into separate indemnification agreements with the Company. In addition, the Certificate limits the liability of directors to the Company or its stockholders to the fullest extent permitted by Delaware Law.

Director Independence

The Board has determined that each of Dr. and Messrs. Anderson, Lynch, McInerney, Melrose, O’Holla, and Yost is an “independent director” as that term is defined under the American Stock Exchange listing standards.

Item 14.	Principal Accounting Fees and Services

The following table shows the fees paid or accrued by the Company for the audit and other services provided by the Company’s independent registered public accounting firm Burr, Pilger & Mayer LLP (“BPM”), for fiscal years 2008 and 2007 (in thousands):

	2008	2007
Audit Fees (1)	$253	$410
Audit-related Fees (2)	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$253	$410

(1)	Audit fees represent fees for professional services provided in connection the audit of our annual consolidated financial statements, review of our quarterly condensed consolidated financial statements and services that are normally provided by Burr, Pilger & Mayer LLP in connection with statutory and regulatory filings or engagements and related royalty audits.
(2)	Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported above under audit fees.

Independence of Independent Registered Public Accounting Firm and Pre-Approval Policy

The Company’s Audit Committee has determined that the provision by BPM of non-audit services is compatible with maintaining the independence of BPM. The Audit Committee has adopted a policy for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services for up to $25,000. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. During fiscal 2008, all services provided by BPM were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(3)	Exhibits

The information required under this Item appears under the heading “Exhibit Index” on page 21 of this Amendment No. 1 to the Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2009

INSITE VISION INCORPORATED

By:	/s/ Louis Drapeau
Interim Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ * Evan S. Melrose, M.D.	Chairman of the Board	April 30, 2009

/s/ * Rick D. Anderson	Director	April 30, 2009

/s/ * Timothy P. Lynch	Director	April 30, 2009

/s/ * Timothy McInerney	Director	April 30, 2009

/s/ * Robert O’Holla	Director	April 30, 2009

/s/ * Anthony J. Yost	Director	April 30, 2009

*	Louis Drapeau, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals, which have been filed with the original Annual Report on Form 10-K filed with the SEC on March 13, 2009.

By:	/s/ Louis Drapeau
Louis Drapeau
Attorney-in-fact

EXHIBIT INDEX

Number	Exhibit Table

3.1[1]	Restated Certificate of Incorporation as filed with the Delaware Secretary of State on October 25, 1993

3.2[2]	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 11, 1997.

3.3[2]	Certificate of Correction of the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 26, 1997.

3.4[3]	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock as filed with the Delaware Secretary of State on July 3, 2002.

3.5[4]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on June 3, 1994.

3.6[5]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on July 20, 2000.

3.7[5]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on June 1, 2004.

3.8[6]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on October 23, 2006

3.9[7]	Amended Bylaws, as amended on June 2, 2008.

4.1	Reference is made to Exhibits 3.1 through 3.9.

10.1[8]	InSite Vision Incorporated Amended and Restated Employee Stock Purchase Plan adopted October 15, 2007.

10.29HH	InSite Vision Incorporated 1994 Stock Option Plan (Amended and Restated as of June 8, 1998).

10.38HH	InSite Vision Incorporated 2007 Performance Incentive Plan.

10.4[8]	Form of Nonqualified Stock Option Agreement (2007).

10.5[8]	Form of Incentive Stock Option Agreement (2007).

10.6[10]	Form of Indemnification Agreement between the Company and its directors and officers.

10.7[11]	Form of Employee’s Proprietary Information and Inventions Agreement.

10.812H	License Agreement dated as of October 9, 1991 by and between the Company and CIBA Vision Corporation, as amended October 9, 1991.

10.9[13]	Facilities Lease, dated September 1, 1996, between the Registrant and Alameda Real Estate Investments.

10.1014H	Timolol Development Agreement dated July 18, 1996 by and between the Company and Bausch & Lomb Pharmaceuticals, Inc.

10.112H	License Agreement, dated July 1, 1997, by and between the University of Connecticut Health Center and the Company.

10.122H	License Agreement, dated August 19, 1997, by and between the University of Rochester and the Company.

10.13[15]	Amendment No. 1 to Marina Village Office Tech Lease, dated July 20, 2001 and effective January 1, 2002.

Number	Exhibit Table

10.1416H	License Agreement, dated December 21, 2001 by and between the Company and The University of Connecticut Health Center.

10.1517H	ISV-403 Asset Purchase Agreement, dated December 19, 2003, between the Company and Bausch & Lomb, Inc.

10.16[18]	Form of Class A Warrants issued under Subscription Agreement dated March 26, 2004.

10.17[18]	Form of Class B Warrants issued under Subscription Agreement dated March 26, 2004.

10.18[18]	Form of Placement Warrant issued pursuant to Placement Agreement dated February 12, 2004.

10.19[4]	Form of Common Stock Warrant issued under Subscription Agreement dated May 26, 2005.

10.20[4]	Form of Placement Agent Warrant, dated as of May 9, 2005.

10.21[19]	Warrant, dated as of October 6, 2005, for the purchase of 922,800 shares of Common Stock of the Company.

10.22[20]	Form of Warrant, dated as of January 11, 2006.

10.23[20]	Form of Placement Agent Warrant, dated as of January 11, 2006.

10.24[21]	Form of Warrant, dated as of August 15, 2006.

10.25[5]	Amendment No. 3 to Marina Village Office Tech Lease, dated November 28, 2006.

10.2622H	Exclusive License Agreement, dated as of February 15, 2007, by and between the Company and Pfizer, Inc. and Pfizer Products, Inc.

10.2722H	License Agreement, dated as of February 15, 2007, by and between the Company and Inspire Pharmaceuticals, Inc.

10.2822H	Trademark License Agreement, dated as of February 15, 2007, by and between the Company and Inspire Pharmaceuticals, Inc.

10.2922H	Supply Agreement, dated as of February 15, 2007, by and between the Company and Inspire Pharmaceuticals, Inc.

10.3022HH	Change in Control Agreement for S. Kumar Chandrasekaran adopted by InSite Vision Incorporated on May 2, 2007.

10.31[23]	Purchase and Sale Agreement, dated as of February 21, 2008, by and between Azithromycin Royalty Sub LLC and the Company.

10.32[23]	Note Purchase Agreement, dated as of February 21, 2008, by and among Azithromycin Royalty Sub LLC, the Company and the purchasers named therein.

10.33[23]	Indenture, dated as of February 21, 2008, by and between Azithromycin Royalty Sub LLC and U.S. Bank National Association.

10.34[23]	Pledge and Security Agreement made by the Company to U.S. Bank National Association, as Trustee, dated February 21, 2008.

10.35[23]	Residual License Agreement by and between Azithromycin Royalty Sub LLC and the Company dated February 21, 2008.

10.36[24]	InSite Vision Incorporated Annual Bonus Plan.

10.37 HH *	Offer Letter, dated as of October 31, 2008, by and between Interim CEO and the Company.

22.1[25]	List of Subsidiaries.

23.1[25]	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm.

Number	Exhibit Table

24.1	Reference is hereby made to the Power of Attorney included on the signature page to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

1.	Incorporated by reference to exhibits in the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

2.	Incorporated by reference to exhibits in the Company’s Registration Statement on Form S-3 (Registration No. 333-36673) as filed with the Securities and Exchange Commission on September 29, 1997.

3.	Incorporated by reference to an exhibit in Amendment No. 1 the Company’s Registration Statement on Form S-1 (Registration No. 33-68024) as filed with the Securities and Exchange Commission on September 16, 1993.

4.	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-3 (file Number 333-126084) as filed with the Securities and Exchange Commission on June 23, 2005.

5.	Incorporated by reference to an exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

6.	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

7.	Incorporated by reference to an exhibit in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2008.

8.	Incorporated by reference to an exhibit in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2007.

9.	Incorporated by reference to exhibits to the Company’s Registration Statement on Form S-8 (Registration No. 333-60057) as filed with the Securities and Exchange Commission on July 28, 1998.

10.	Incorporated by reference to an exhibit in the Company’s Registration Statement on Form S-1 (Registration No. 33-68024) as filed with the Securities and Exchange Commission on August 27, 1993.

11.	Incorporated by reference to an exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.

12.	Incorporated by reference to an exhibit to Amendment No. 1 the Company’s Registration Statement on Form S-1 (Registration No. 33-68024) as filed with the Securities and Exchange Commission on September 16, 1993.

13.	Incorporated by reference to an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.

14.	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

15.	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

16.	Incorporated by reference to an exhibit to the Company’s Annual Report on Form 10-K405 for the year ended December 31, 2001.

17.	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2004.

18.	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2004.

19.	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005 (File Number 001-14207).

20.	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 10, 2006 (File Number 333-131774).

21.	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 13, 2006 (File Number 333-137994).

22.	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

23.	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

24.	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

25.	Incorporated by reference to an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

*	Filed herewith.
H	Confidential treatment has been granted with respect to certain portions of this agreement.
HH	Management contract or compensatory plan.