Form 10-Q
period 2009-03-31
INSITE VISION INC
filed 2009-05-12
CIK 802724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(510) 865-8800

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐         Accelerated filer  ☐         Non-accelerated filer  ☐         Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 11, 2009
Common Stock, $0.01 par value per share	94,681,618 shares

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2009

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

InSite Vision Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)	March 31, 2009	December 31, 2008
	(UNAUDITED)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$18,324	$37,456
Short-term investments	12,976	—
Accounts receivable	2,249	1,455
Prepaid expenses and other current assets	145	212

Total current assets	33,694	39,123

Property and equipment, at cost:
Laboratory and other equipment	958	1,744
Leasehold improvements	29	292
Furniture and fixtures	33	177

	1,020	2,213
Accumulated depreciation	379	734

	641	1,479
Debt issuance cost, net	4,237	4,341

Total assets	$38,572	$44,943

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$341	$1,162
Accrued liabilities	424	729
Accrued compensation and related expense	295	638
Accrued royalties	324	326
Accrued interest	1,200	1,200

Total current liabilities	2,584	4,055
Capital lease obligation, less current portion	17	21
Deferred revenue	356	373
Secured notes payable	60,000	60,000

Total liabilities	62,957	64,449

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized; 94,681,618 issued and outstanding at March 31, 2009 and December 31, 2008	947	947
Additional paid-in capital	148,862	148,384
Accumulated deficit	(174,194)	(168,837)

Total stockholders’ deficit	(24,385)	(19,506)

Total liabilities and stockholders’ deficit	$38,572	$44,943

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2008.

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2009	2008
Revenues:
Licensing	$1,016	$7,449
Royalties	1,236	382
Other product and service revenue	—	100

Total revenues	2,252	7,931

Cost of revenues	216	67

Gross profit	2,036	7,864

Operating expenses:
Research and development (a)	2,241	3,987
General and administrative (a)	1,673	2,005
Severance	369	—
Impairment	615	—

Total operating expenses	4,898	5,992

Income (loss) from operations	(2,862)	1,872

Interest (expense) and other income, net	(2,495)	(902)

Net income (loss)	$(5,357)	$970

Net income (loss) per share:
- basic	$(0.06)	$0.01

- diluted	$(0.06)	$0.01

Weighted average shares used in per-share calculation:
- Basic	94,682	94,585

- Diluted	94,682	95,004

(a) Includes the following amounts related to stock based compensation:
Research and development	$269	$78
General and administrative	209	188

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(in thousands)	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$(5,357)	$970
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	241	85
Impairment of assets	615	—
Amortization of deferred debt issuance costs	104	46
Stock-based compensation	478	266
Changes in operating assets and liabilities:
Accounts receivable	(794)	237
Prepaid expenses and other current assets	67	29
Accounts payable	(821)	(1,566)
Accrued liabilities	(305)	1,013
Accrued compensation and related expense	(343)	(66)
Accrued royalties	(2)	10
Accrued interest	—	1,040
Deferred revenue	(17)	(7,450)

Net cash (used in) provided by operating activities	(6,134)	(5,386)

INVESTING ACTIVITIES:
Purchase of property and equipment	(18)	(229)
Increase in restricted cash and short-term investments	(12,976)	(5,017)

Net cash used in investing activities	(12,994)	(5,246)

FINANCING ACTIVITIES:
Issuance of common stock from exercise of options, employee
Proceeds from issuance of secured notes payable	—	60,000
Payments for debt issuance costs	—	(4,214)
Payment of capital lease obligation	(4)	(3)

Net cash provided by (used in) financing activities	(4)	55,783

Net increase (decrease) in cash and cash equivalents	(19,132)	45,151
Cash and cash equivalents at beginning of period	37,456	11,532

Cash and cash equivalents at end of period	$18,324	$56,683

Supplemental disclosure of cash flow information:
Interest received	$13	$191

Interest paid	$2,400	$2

Income taxes	$1	$5

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(Unaudited)

Note 1. Significant Accounting Policies and Use of Estimates

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of InSite Vision, Inc. (“Company”) and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the preparation of the condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for any future period.

The Company operates in one segment, using one measure of profitability to manage its business. Revenues are primarily from the license (the “Inspire License Agreement”) of AzaSite to Inspire Pharmaceuticals, Inc. (“Inspire”), located in the United States and all of the Company’s long-lived assets are located in the United States.

These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Use of Estimates

The preparation of financial statements requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Short-Term Investments

The Company’s investment policy is to limit the risk of principal loss and to ensure safety of invested funds by generally attempting to limit market risk. Accordingly, the Company’s short-term investments of $13.0 million are currently invested in U.S.Treasury securities with original maturities of twelve months or less. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings. These unrealized gains and losses for the three months ended March 31, 2009 was immaterial.

Fair Value Measurements

The Company measures fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. The levels of fair value measurements defined in SFAS No. 157 are:

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company had no Level 2 assets or liabilities at March 31, 2009.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company had no material Level 3 assets or liabilities at March 31, 2009.

As of March 31, 2009, $18.3 million of our cash and cash equivalents and $13.0 million of our short-term investments consisted of Level 1 Treasury backed money market funds.

The Company’s financial instruments consist mainly of cash equivalents, short-term investments, short-term accounts receivable, accounts payable and debt obligations. Short-term accounts receivable and accounts payable are reflected in the accompanying condensed consolidated financial statements at cost, which approximates fair value due to the short-term nature of these instruments. While the Company believes its valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Revenue Recognition

The Company’s revenues are primarily related to licensing agreements, and such agreements may provide for various types of payments, including upfront payments, research funding and related fees during the term of the agreement, milestone payments based on the achievement of established development objectives, licensing fees, and royalties on product sales.

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. Arrangements with multiple elements are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The Company analyzes our multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF 00-21. An item can generally be considered a separate unit of accounting if all of the following criteria are met: the delivered item(s) has value to the customer on a stand-alone basis; there is objective and reliable evidence of the fair value of the undelivered items(s); and if the arrangement includes a general right of return and delivery or performance of the undelivered item(s) is considered probable and substantially in control of the Company. Items that cannot be divided into separate units are combined with other units of accounting, as appropriate. Consideration received is allocated among the separate units based on their respective fair values or based on the residual value method and is recognized in full when the criteria in the discussion of SAB 104 above are met. The Company deems service to have been rendered if no continuing obligation exists on the part of the Company.

Revenue associated with non-refundable up-front license fees under arrangements where the license fees cannot be accounted for as separate units of accounting is deferred and recognized as revenue on a straight-line basis over the expected term of the Company’s continued involvement. Revenues from the achievement of milestones, if deemed substantive, are recognized as revenue when the milestones are achieved, and the milestone payments are due and collectible. If not deemed substantive, the Company would recognize such milestone as revenue on a straight-line basis over the remaining expected term of continued involvement.

Milestones are considered substantive if all of the following conditions are met: the milestone is nonrefundable; achievement of the milestone was not reasonably assured at the inception of the arrangement;

substantive effort is involved to achieve the milestone; and the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone and any ongoing services are priced at fair value.

The Company receives royalties from licensees based on third-party sales. The royalties are recorded as earned in accordance with the contract terms when third-party results are reliably measured and collectability is reasonably assured.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses the recoverability of its long-lived assets for which an indicator of impairment exists by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If the Company concludes that the carrying value will not be recovered, the Company measures the amount of such impairment by comparing the fair value to the carrying value.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R expands the definitions of a business combination and includes the issuance of equity securities to be determined on the acquisition date, be recorded at fair value at the acquisition date; all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; acquisition costs generally be expensed as incurred; restructuring costs generally be expensed in periods subsequent to the acquisition date; and changes be made in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. Upon the Company’s adoption of SFAS 141R, any subsequent changes to the Company’s acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill, regardless of acquisition date of the associated business combination. Rather, those changes will typically be recognized as an adjustment to income tax expense. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement does not have an impact to the Company’s consolidated financial position and results of operations, although would have an effect on reporting of any acquisitions transacted in the future.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 107-1 is not expected to have an impact on the Company’s consolidated financial position and results of operations, other than requiring additional disclosures. FSP 107-1 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods of publicly traded companies, as well as in annual financial statements.

In August 2008, the U.S. Securities and Exchange Commission (the “SEC”), announced that it will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board, or IASB. Under the proposed roadmap, the Company could be required in fiscal year 2014 to prepare financial statements in accordance with IFRS and the SEC will make a determination in 2011 regarding mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on our consolidated financial statements and will continue to monitor the development of the potential implementation of IFRS.

Note 2. Stock-Based Compensation

Our stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

The effect of recording stock-based compensation for the three months ended March 31, 2009 and 2008 was as follows (in thousands, except per share data):

	Three months ended March 31,
	2009	2008
Stock-based compensation expense by type of award:
Employee stock options	$461	$248
Employee stock purchase plan	14	11
Non-employee stock options	3	7

Total stock-based compensation	$478	$266

Employee Stock Purchase Plans

The Company maintains an employee stock purchase plan (the “Purchase Plan”). During the three months ended March 2009 and 2008, there were no shares issued under the Purchase Plan. As of March 31, 2009, 571,965 shares were reserved for issuance under the Purchase Plan. As of March 31, 2009, the unrecorded deferred stock-based compensation balance related to the Purchase Plan was $34,000 and will be recognized over an estimated weighted average amortization period of 1 year.

Employee Stock-based Compensation

During the three months ended March 31, 2009 and 2008, respectively, the Company granted options to purchase 2,285,000 and 78,500 shares of common stock with an estimated total grant date fair value of $310,000 and $29,000. Based on the Company’s historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 10% for its options for all periods disclosed. Accordingly, of the $310,000 and $29,000, respectively, the Company estimated that the stock-based compensation for the awards not expected to vest was $60,000 and $5,000, respectively.

As of March 31, 2009 and 2008, unrecorded deferred stock-based compensation balance related to stock options was $0.4 million and $1.6 million, respectively, and will be recognized over an estimate weighted-average amortization period of 3.3 years and 2.2 years, respectively.

Valuation assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model using the graded-vesting method with the following weighted-average assumptions:

	Three months ended March 31,
Stock Options	2009	2008
Risk-free interest rate	1.8%	2.6%
Expected term(years)	5	5
Expected dividends	0.0%	0.0%
Volatility	80.5%	74.2%

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

	Number of shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2008	6,214,026	$1.00
Granted	2,285,000	0.21
Exercised	—	0.00
Canceled	(718,926)	1.00

Outstanding at March 31, 2009	7,780,100	$0.77	5.00

Options vested and expected to vest at March 31, 2009	7,265,165	$0.81	4.73
Options exerciseable at March 31, 2009	4,922,759	$1.06	2.77

At March 31, 2009, the Company had 3,234,819 shares of common stock available for grant or issuance under its 2007 Plan. The weighted average grant date fair value of options granted during the quarters ended March 31, 2009 and 2008 were $0.14 and $0.37, respectively. No options were exercised during the three months ended March 31, 2009.

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2009:

	Options Outstanding at March 31, 2009			Options Vested and Exercisable at March 31, 2009
	Number Outstanding	Weighted-Average		Number Exerisable	Weighted- Average Exercise Price
Range of Exercise Prices		Contractual Life	Exercise Price
$0.20 – $0.20	1,200,000	9.88	$0.20	—	$0.00
$0.22 – $0.22	1,055,000	7.45	$0.22	—	$0.00
$0.36 – $0.60	706,457	7.54	$0.44	177,418	$0.43
$0.63 – $0.63	1,686,867	2.67	$0.63	1,686,867	$0.63
$0.64 – $0.93	952,775	3.08	$0.81	910,775	$0.82
$1.02 – $1.46	302,001	4.05	$1.30	270,699	$1.31
$1.50 – $1.50	1,185,000	2.73	$1.50	1,185,000	$1.50
$1.56 – $4.56	678,000	2.83	$1.67	678,000	$1.67
$4.63 – $4.63	4,000	0.25	$4.63	4,000	$4.63
$5.88 – $5.88	10,000	1.48	$5.88	10,000	$5.88

	7,780,100	5.00	$0.77	4,922,759	$1.06

Note 3. Net Income (Loss) per Share

Basic net income (loss) per share has been computed using the weighted-average number of common shares outstanding during the period. Dilutive net income (loss) per share is computed using the sum of the weighted average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options and warrants. Potentially dilutive securities have been excluded from the computation of diluted net loss per share in 2009 as their inclusion would be antidilutive. At March 31, 2009 and 2008, 22,048,635 and 15,449,346 options and warrants were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended March 31,
(in thousands, except per share amounts)	2009	2008
Numerator:
Net income (loss)	$(5,357)	$970

Denominator:
Weighted-average shares outstanding	94,682	94,585
Effect of dilutive securities:
Stock options and warrants		419

Weighted-average shares outstanding for diluted income (loss) per share	94,682	95,004

Net income (loss) per share:
Basic	$(0.06)	$0.01

Diluted	$(0.06)	$0.01

Note 4. License Agreement

In March 2009, the Company entered into a licensing and distribution agreement for AzaSite with Nitten Pharmaceutical Co., Ltd. in Japan. Under the terms of the agreement, the Company granted exclusive rights to Nitten to commercialize AzaSite for ocular bacterial infection in Japan and Taiwan.

Note 5. Common Stock

The following table shows outstanding warrants as of March 31, 2009. All of the outstanding warrants, except for those issued in June, 2004, with an exercise price of $0.75, have cashless exercise provisions. All warrants are exercisable for common stock.

Date Issued	Warrant Shares	Exercise Price	Expiration Date	Potential Total Cash if Exercised
June 14, 2004	7,414,569	$0.75	June 13, 2009	5,560,927
June 14, 2004	351,640	$0.55	June 13, 2009	193,402
May 26, 2005	3,818,175	$0.63	May 25, 2010	2,414,996
May 26, 2005	366,136	$0.63	May 25, 2010	231,581
December 30, 2005	860,000	$0.82	December 29, 2010	705,200
December 30, 2005	100,000	$0.82	December 29, 2010	82,000
January 11, 2006	400,000	$0.82	January 10, 2011	328,000
August 16, 2006	958,015	$1.51	August 15, 2011	1,446,603

Total	14,268,535			10,962,709

Average exercise price per share				$0.77

Note 6. Restructuring Charge

In December 2008, the Company announced a corporate restructuring plan to focus on the Company’s growth opportunities and conserve resources. As of March 31, 2009, the restructuring plan has decreased the Company’s personnel by 36 employees. When affected employees are notified of their termination, the Company records the severance related costs. Severance will total approximately $2.3 million in which $0.2 million is a non-cash transaction. $1.9 million was recorded as severance expense in the Consolidated Statement of Operations in 2008. The remaining $0.4 million was recorded as severance expense in the Condensed Consolidated Statement of Operations in the first quarter of 2009. As of March 31, 2009, $2.0 million has been paid. The remaining liability of $0.1 million is recorded as accrued compensation and related expense in the Condensed Consolidated Balance Sheets. The remaining balance will be paid in the second quarter of 2009.

In February 2009, the Company announced a plan to develop and implement a new strategy to build shareholder value and further reduce costs. Based on a thorough analysis of the Company’s business and the marketplace, the Company believes the best path forward is a strategy that monetizes its current assets and either acquires promising new product opportunities or enters into a sales transaction for the Company. Based on the new business strategy, during the first quarter of 2009, the Company determined that the carrying value of its laboratory and other equipment, leasehold improvements, and furniture and fixtures would not be recovered through undiscounted future operating cash flows. To determine the fair value of assets, the Company obtained quoted market prices for similar assets. The Company adjusted the carrying amount of the assets to the lower of the carrying value or fair value and recorded $0.6 million as impairment expense in the Condensed Consolidated Statement of Operations.

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

InSite Vision Incorporated (“we,” “our,” “InSite,” or the “Company”) is an ophthalmic product development company committed to advancing ophthalmic products to address unmet eye care needs. Our current portfolio of ophthalmic pharmaceutical products is based on our proprietary DuraSite® drug delivery technology.

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

•

AzaSite® (azithromycin ophthalmic solution) 1% is a DuraSite formulation of azithromycin developed as a broad spectrum ocular antibiotic and approved by the U.S. Food and Drug Administration (the “FDA”) in April 2007 to treat bacterial conjunctivitis (pink eye). AzaSite was launched by Inspire in August 2007. The key advantages of AzaSite are a significantly reduced dosing regimen leading to better compliance and patient outcome and a lowered probability of bacterial resistance based on high tissue concentration.

•

ISV-502 is a DuraSite formulation of azithromycin and dexamethasone in development for the treatment of ocular inflammation and infection (blepharitis and/or blepharoconjunctivitis) for which there is no FDA-approved treatment. We completed the first pivotal Phase 3 trial in November 2008 for this product candidate.

•	ISV-405 is a DuraSite formulation utilizing a higher percentage of azithromycin and is in preclinical development for the treatment of ocular infection for markets outside the United States.

Business Strategy.

Our business strategy includes three key pillars:

1. Support and extend sales of AzaSite. Working with our North American commercial partner, Inspire, we will seek to increase AzaSite sales through a variety of approaches, including the evaluation of AzaSite for additional indications such as blepharitis, or inflammation of the eyelid. We are also seeking additional commercial partners outside the United States to market AzaSite, particularly in Asia and Europe.

2. Develop and monetize our pipeline of ocular product candidates. We plan to conduct minimal preclinical and clinical testing of product candidates in our portfolio, and then partner with pharmaceutical companies to complete clinical development, manufacture, and market these products.

3. Invest in long-term Research and Development opportunities. We will seek to acquire promising product candidates and technologies from companies and academic institutions, then apply our expertise to create novel differentiated ophthalmic product opportunities. We may also utilize our DuraSite technology platform for the formulation of new ocular product candidates using either non-proprietary drugs or compounds originally developed by others for non-ophthalmic indications.

Major Developments

Major developments for us in the first quarter of 2009 were:

•	entrance into an international licensing agreement with Nitten in March 2009 to commercialize AzaSite for ocular bacterial infection in Japan and Taiwan;

•	announcement of a new corporate strategy to monetize our Durasite related assets and acquire new ophthalmic products for development;

•	continuation of a restructuring plan that has decreased the Company’s employees by 36 personnel through March 2009;

•	met with the FDA to discuss results from the Company’s first Phase 3 clinical trial of ISV-502 and discussed the development pathway for ISV-502; and

•	increased sales of AzaSite by Inspire in the United States.

Results of Operations

Revenues.

The Company had total revenues in the first quarters of 2009 and 2008 of $2.3 million and $7.9 million, respectively. Revenues in the first quarter of 2009 consisted of $1.2 million of net royalties from the sale of AzaSite by Inspire. In addition, $1.0 million of the revenues consisted of the amortization and recognition of international license fee payments for AzaSite. Revenues in the first quarter of 2008 consisted primarily of the amortization of the license fee and milestone payment for AzaSite in the United States. In addition, $382,000 of the revenues represented net royalties from the sale of AzaSite by Inspire. The remainder of first quarter 2008 revenues represented sales of materials to Inspire under our supply agreement (the “Inspire Supply Agreement”), sales of our AzaSite finished good inventory to Inspire and contract services provided to Inspire related to its AzaSite activities.

Cost of revenues.

Cost of revenues was $216,000 and $67,000 in the first quarters of 2009 and 2008, respectively. Cost of revenues were comprised of royalties accrued for third parties including Pfizer, based on the royalty report provided to us by Inspire.

Research and development expenses.

Our research and development, R&D, expenses for the first quarter ended March 31, 2009 and 2008 were:

R&D Cost by Program

(in millions)

	Three months ended March 31,
Program	2009	2008
ISV-502	$0.8	$2.6
AzaSite	0.4	0.2
ISV-016	—	1.0
ISV-405	0.1	0.1
New products & other	0.9	0.1

Total	$2.2	$4.0

In the first quarter of 2009, program expenses primarily consisted of internal personnel costs pertaining to the development of new products. In addition, our ISV-502 program expenses consisted of ongoing consulting and data analysis pertaining to our Phase 3 clinical trial.

In the first quarter of 2008, our ISV-502 program expenses consisted primarily of the ongoing Phase 3 clinical trial and preparation for the production of ISV-502 registration batches at our contract manufacturing site. Our expenses related to our ISV-016 program mainly consisted of preclinical testing prior to its discontinuation in July. Our ISV-405 expenses also mainly related to preclinical experiments.

General and administrative expenses.

General and administrative expenses were $1.7 million and $2.0 million in the first quarter of 2009 and 2008, respectively. This decrease mainly reflects lower personnel-related expenses associated with our corporate restructuring which occurred in December 2008.

Severance.

Severance expenses were $0.4 million in the first quarter of 2009 which were associated with our corporate restructuring that was announced in March 2009.

Impairment.

Impairment expenses were $0.6 million in the first quarter of 2009 which were associated with our corporate restructuring. The Company impaired laboratory and other equipment, leasehold improvements, and furniture and fixtures located at its corporate headquarters.

Interest (expense) and other income, net.

Interest (expense) and other income, net was an expense of $2.5 million in the first quarter of 2009 compared to an expense of $0.9 million in the first quarter of 2008. The increase in interest expense and related amortization of the debt issuance costs in the first quarter of 2009 was primarily due to the fact that the $60 million non-convertible, non-recourse promissory notes were issued in February 2008.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of debt and equity securities, debt financings, equipment and leasehold improvement financing and payments from corporate collaborations. At March 31, 2009, our unrestricted cash and cash equivalents were $18.3 million.

It is our policy to invest our cash and cash equivalents in highly liquid securities, such as interest-bearing money market funds, treasury and federal agency notes. The current uncertain credit markets may affect the liquidity of such money market funds or other cash investments.

Net cash used in operating activities was $6.1 million and $5.4 million for the first quarter ended March 31, 2009 and 2008, respectively. The increase primarily resulted from the timing of interest payments from our $60 million non-convertible, non-recourse promissory notes issued in February 2008. During the first quarter of 2008, the Company did not make an interest payment.

Net cash used in investing activities was $13.0 million and $5.2 million for the first quarter ended March 31, 2009 and 2008, respectively. In the first quarter of 2009, the Company invested $13.0 million in short-term investments. In the first quarter of 2008, the Company had $5.0 million in restricted cash and short-term investments related to funding an interest reserve account required pursuant to the $60 million offering of the AzaSite Notes. No balance remains in restricted cash.

Net cash used by financing activities was $4,000 for the first quarter ended March 31, 2009. Net cash provided by financing activities was $55.8 million for the first quarter ended March 31, 2008, reflecting the net proceeds from the issuance of the AzaSite Notes.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R expands the definitions of a business combination and includes the issuance of equity securities to be determined on the acquisition date, be recorded at fair value at the acquisition date; all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; acquisition costs generally be expensed as incurred; restructuring costs generally be expensed in periods subsequent to the acquisition date; and changes be made in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. Upon the Company’s adoption of SFAS 141R, any subsequent changes to the Company’s acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill, regardless of acquisition date of the associated business combination. Rather, those changes will typically be recognized as an adjustment to income tax expense. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement does not have an impact to the Company’s consolidated financial position and results of operations, although would have an effect on reporting of any acquisitions transacted in the future.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 107-1 is not expected to have an impact on the Company’s consolidated financial position and results of operations, other than requiring additional disclosures. FSP 107-1 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods of publicly traded companies, as well as in annual financial statements.

In August 2008, the U.S. Securities and Exchange Commission (the “SEC”), announced that it will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board, or IASB. Under the proposed roadmap, the Company could be required in fiscal year 2014 to prepare financial statements in accordance with IFRS and the SEC will make a determination in 2011 regarding mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on our consolidated financial statements and will continue to monitor the development of the potential implementation of IFRS.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates.

The Company has long-term debt with fixed interest rates. As a result, our exposure to market risk caused by fluctuations in interest rates is minimal. We had $60 million in borrowings outstanding as of March 31, 2009, with an interest rate of 16%. If the market interest rates increase by 10% from the March 31, 2009 levels, it would not result in an increase in interest expense. As of March 31, 2009, the face value of our long-term debt approximates the fair value.

The securities in our investment portfolio are not leveraged and are subject to minimal interest rate risk. Due to their short-term nature, the securities are classified as cash and cash equivalents. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio. While a hypothetical decrease in market interest rates by 10 percent from the March 31, 2009 levels would cause a decrease in interest income, it would not result in loss of principal.

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

(a) Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer, Louis Drapeau, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Form 10-Q (the “Evaluation Date”). Based on that evaluation, Mr. Drapeau concluded that our disclosure controls and procedures were effective as of the Evaluation Date in providing him with material information relating to us in a timely manner, as required to be disclosed in the reports we file under the Exchange Act.

(b) Changes in internal control over financial reporting. There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is subject to various claims and legal actions during the ordinary course of our business. We believe that there are currently no claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

Item 1A.	Risk Factors.

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2008.

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

•

failure to receive the necessary U.S. and international regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies; extended length of time to achieve study endpoints; additional time requirements for data analysis or BLA or NDA preparation; discussions with the FDA; FDA requests for additional preclinical or clinical data; analyses or changes to study design; or unexpected safety, efficacy, or manufacturing issues;

•	clinical trial results may show the product to be less effective than desired or to have harmful or problematic side effects;

•	difficulties in formulating the product, scaling the manufacturing process, or getting approval for manufacturing;

•	even if safe and effective, manufacturing costs, pricing, reimbursement issues, or other factors may make the product uneconomical;

•	proprietary rights of others and their competing products and technologies may prevent the product from being developed or commercialized; or

•	is not able to compete with superior, equivalent, more cost-effective or more effectively promoted products offered by competitors.

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

In addition, we or the FDA may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our submissions or the conduct of these trials. In any such case, we may not be able to obtain regulatory approval for our product candidates, in which case we would not obtain any benefit from our substantial investment in developing the product and conducting clinical trials for such products.

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

Preliminary results from the Phase 3(a) clinical trial of ISV-502 for the treatment of blepharoconjunctivitis showed improved clinical outcomes as compared to treatment with a corticosteroid alone or antibiotic alone in the reduction of inflammatory signs and symptoms and bacterial eradication, respectively. In addition, ISV-502 was very well tolerated. However, the trial did not achieve its primary endpoint as defined by the protocol. The Company will utilize data from this Phase 3(a) trial in the finalization of a planned confirmatory Phase 3 clinical study. The Company is in the process of discussing the results of this trial with the FDA. Following these discussions, the Company will announce anticipated timing for initiating a second Phase 3 clinical trial. We cannot assure you that any additional clinical trials for ISV-502 will meet the prescribed clinical endpoint as defined in the protocol for that study or that we will ultimately achieve FDA approval for the commercialization of ISV-502.

Our strategy for commercialization of our products requires us to enter into successful arrangements with corporate collaborators

We generally intend to enter into future partnering and collaborative arrangements with respect to the commercialization of our product candidates, such as ISV-502. However, we cannot assure you that we will be able to enter into such arrangements or that they will be beneficial to us. The success of our partnering and collaboration arrangements will depend upon many factors, including:

•	the progress and results of our preclinical and clinical testing and research and development programs;

•	the time and cost involved in obtaining regulatory approvals;

•	our ability to negotiate favorable terms with potential collaborators;

•	the efforts and success of our collaborators in marketing the product;

•	our ability to prosecute, defend and enforce patent claims and other intellectual property rights;

•	the outcome of possible future legal actions; and

•	competing technological and market developments.

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

If we fail to enter into future collaborations or our current collaborations are terminated, we will need to enter into new collaborations or establish our own sales and marketing organization

We may not be able to enter into or maintain collaborative arrangements with third parties. If we are not successful in entering into future collaborations or maintaining our existing collaborations, particularly with Inspire, we may be required to find new corporate collaborators or establish our own sales and marketing organization. Under the terms of the Inspire License Agreement, Inspire may terminate the agreement at any time. We have no experience in sales, marketing or distribution and establishing such an organization will be costly. Moreover, there is no guarantee that a sales and marketing organization would be successful once established. If we are unable to maintain existing collaborations, enter into additional collaborations or successfully market our products ourselves, our revenues and financial results would be significantly harmed.

Our future success depends on our ability to engage third parties to assist us with the development of new products, new indications for existing products and in the conduct of our clinical trials to achieve regulatory approval for commercialization and any failure or delay by those parties to fulfill their obligations could adversely affect our development and commercialization plans

For our business model to succeed, we must continually develop new products or discover new indications for our existing products. As part of that process, we rely on third parties such as clinical research organizations, clinical investigators and outside testing labs for development activities such as Phase 2 and/or Phase 3 clinical testing and to assist us in obtaining regulatory approvals for our product candidates. We rely heavily on these parties for successful execution of their responsibilities but have no control over how these parties manage their businesses and cannot assure you that such parties will diligently or effectively perform their activities. For example, the clinical investigators conducting our clinical trials, including our first Phase 3(a) trial for ISV-502, were not our employees and we anticipate that any future Phase 3 trial of ISV-502 will also be conducted by a third party. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocols, rules and regulations or in accordance with the general investigational plan and protocols for the trial as well as the various rules and regulations governing clinical trials in the U.S. and abroad. Any failure by those parties to perform their duties effectively and on a timely basis could harm our ability to develop and commercialize new products and harm our business.

Physicians and patients may not accept or use our products

Even if the FDA approves our product candidates, physicians and patients may not accept or use them. Acceptance and use of our products will depend upon a number of factors including:

•	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our products;

•	cost-effectiveness of our products relative to competing products;

•	actual or perceived benefits of competing products or treatments;

•	physicians’ comfort level and prior experience with and use of competing products;

•	availability of reimbursement for our products from government or other healthcare payers; and

•	effectiveness of marketing and distribution efforts by us and our licensees and distributors.

We may require additional licenses or be subject to expensive and uncertain patent litigation in order to sell our products

A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with our technologies or patent applications. As is common in the pharmaceutical and biotech industry, from time to time we receive notices from third parties alleging various challenges to our patent rights, and we investigate the merits of each allegation that we receive. Such conflicts, if proven, could invalidate our issued patents, limit the scope of the patents, if any, that we may be able to obtain, result in the denial of our patent applications or block our rights to exploit our technology. If the U.S. Patent and Trademark Office (“USPTO”), or foreign patent agencies have issued or in the future issue patents to other companies that cover our activities, we may not be able to obtain licenses to these patents at a reasonable cost, or at all, or be able to develop or obtain alternative technology. If we do not obtain such licenses, we could encounter delays in or be precluded altogether from introducing products to the market. If we are required to obtain additional licenses from third parties with respect to the February 2008 issuance of $60 million in aggregate principal amount of non-convertible, non-recourse promissory notes due in 2019 (the “AzaSite Notes”) in the United States and Canada, we will be required to pay such amounts from our existing cash.

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

Our business depends upon our proprietary rights and we may not be able to protect, enforce, or secure our intellectual property rights adequately

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

In certain circumstances, we may lose the potential to receive future royalty payments after the AzaSite Notes are repaid in full or we may be required to pay damages for breaches of representations, warranties or covenants under certain of the AzaSite Note Financing Agreements

In February 2008, through a wholly-owned subsidiary, we issued $60 million in aggregate principal amount of AzaSite Notes, which are secured principally by royalty payments from future sales of AzaSite in North America, but not the right to receive such payments and by a pledge by us of all the outstanding equity interest in our subsidiary. If the AzaSite royalty payments are insufficient to repay the AzaSite Notes or if an event of default occurs under the indenture governing the AzaSite Notes, in certain circumstances, the royalty payments and our equity interest in our subsidiary may be foreclosed upon and we would lose the potential to receive future royalty payments after the AzaSite Notes are repaid in full and our intellectual property and other rights related to AzaSite. In addition, in connection with the issuance of the AzaSite Notes, we have made certain representations, warranties and covenants to our subsidiary and the holders of the AzaSite Notes (the “Noteholders”). If we breach these representations, warranties or covenants, such breach could trigger an event of default under the indenture and we could also be liable to our subsidiary or the Noteholders for substantial damages in respect of any such breach, which could harm our financial condition and ability to conduct our business as currently planned. See Note 5 in the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008 for a more complete description of the terms of the AzaSite Notes.

Inspire’s failure to successfully market and commercialize AzaSite would harm sales of AzaSite and, therefore, would delay or prevent repayment of the AzaSite Notes, which would delay or prevent us from receiving future revenue from sales of AzaSite

The AzaSite Notes issued by our subsidiary will be repaid solely from royalties on net sales of AzaSite in the United States and Canada by Inspire under the Inspire License Agreement. Inspire has assumed full control of all promotional, sales and marketing activities for AzaSite in these territories, and has sole control over the pricing of AzaSite. Accordingly, royalty payments in respect of net sales of AzaSite in the United States and, upon regulatory approval, in Canada, will be entirely dependent on the actions, efforts and success of Inspire, over whom neither we nor our subsidiary have control. The success of Inspire’s commercialization of AzaSite and the timely repayment of the AzaSite Notes will depend on a number of factors, including:

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

Inspire is promoting AzaSite primarily to eye care professionals, and to a lesser degree, pediatricians and primary care providers. However, Inspire has no prior experience calling on pediatricians and primary care physicians and has focused its sales efforts on eye care professionals. Pediatricians and primary care physicians write more than 67% of prescriptions to ophthalmic antibiotics. A large number of pharmaceutical companies, including those with competing products, much larger sales forces and much greater financial resources, and those with products for indications that are completely unrelated to AzaSite, compete for the time and attention of eye care professionals, pediatricians and primary care physicians. Neither we nor our subsidiary have any control over how Inspire manages and operates its sales force, how effective Inspire’s sales efforts will be or Inspire’s pricing decisions regarding AzaSite.

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

Royalties under the Inspire License Agreement may not be sufficient for our subsidiary to meet its payment obligations under the AzaSite Notes

Inspire’s obligation to pay royalties on net sales of AzaSite under the Inspire License Agreement expires on a country-by-country basis upon the later of 11 years from the first commercial sale of AzaSite, which, in the United States, is August 13, 2018, or when the last valid claim under one of our licensed patents covering a subject product under the Inspire License Agreement in the United States and Canada expires. While our subsidiary will be entitled to minimum royalties under the Inspire License Agreement from Inspire for five years after the first year of a commercial sale, such minimum royalties will not be sufficient for our subsidiary to meet its payment obligations under the AzaSite Notes and, therefore, it will be dependent on Inspire’s successful sales and marketing efforts for AzaSite in order for it to receive royalties in excess of these minimum amounts. To the extent that royalties, including minimum royalties, are insufficient for our subsidiary to meet its payment obligations, we will have to make such payments out of our own cash resources in order to avoid a default under the notes, which we have done in the past and expect to continue to do in the future. In addition, Inspire’s obligation to pay minimum royalties is suspended during any period in which (i) the FDA or any other applicable regulatory authority has required any Inspire licensed product to be withdrawn from the market or the marketing thereof otherwise to be suspended in the United States or (ii) Inspire is unable, despite use of commercially reasonable efforts, to obtain supply of any Inspire licensed product in finished form in commercially reasonable amounts necessary to launch or market such Inspire licensed product in the United States.

Royalties under the Inspire License Agreement are subject to a cumulative reduction or offset in the event of patent invalidity, generic competition, uncured material breaches by us or in the event that Inspire is required to pay royalties, milestone payments or license fees to third parties for the continued use of AzaSite. The applicable royalty rate is also subject to reduction by up to 50% in any country during any period in which AzaSite does not have patent protection. These cumulative reductions or offsets could result in our subsidiary receiving significantly reduced or no royalties under the Inspire License Agreement, which would delay repayment of the AzaSite Notes, or result in a default under the AzaSite Notes. In such circumstances we may not receive future revenue from AzaSite as currently planned, or at all.

If the Inspire License Agreement is terminated in whole or in part while the AzaSite Notes remain outstanding, we will be forced to find a new third party collaborator for AzaSite, pursue commercialization efforts ourselves or else we will lose our right to certain intellectual property rights related to AzaSite to our subsidiary

In February 2008, in connection with our subsidiary’s issuance of the AzaSite Notes, we entered into the Residual License Agreement with our subsidiary. Under the terms of the Residual License Agreement, if the Inspire License Agreement is terminated in the United States or Canada while the AzaSite Notes are outstanding, all of our rights to AzaSite in such country or countries will be licensed to our subsidiary and we have three months under the terms of the Interim Sublicense, which is a part of the Residual License, to find a new third party collaborator to undertake commercialization efforts with respect to AzaSite or pursue commercialization efforts ourselves in such country or countries. Inspire can terminate the Inspire License Agreement unilaterally in a variety of circumstances, including at any time in its discretion. If the Inspire License Agreement is terminated, our efforts to find a new third party collaborator or pursue direct commercialization efforts ourselves will divert the attention of senior management from our current business operations, which could delay the development or licensing of our other product candidates. If we elect to commercialize AzaSite ourselves, we may expend significant resources as we currently have no sales, marketing or distribution capabilities or experience, and have no current plans to establish any such resources, which could harm our financial condition and results of operation.

If we are unsuccessful in finding a new third party collaborator for AzaSite or elect not to pursue commercialization efforts ourselves, the Interim Sublicense will terminate and our subsidiary will retain all rights to the intellectual property with respect to AzaSite in the related country or countries in which the Inspire License Agreement was terminated. If the Interim Sublicense terminates in accordance with the Residual License Agreement, our subsidiary may grant a sublicense under the license granted under the Residual License Agreement or pursue commercialization efforts itself. In any such circumstances, our subsidiary will remit for payment on the AzaSite Notes any royalties and other payments arising from the exercise of the license under the Residual License Agreement. As all economic value arising from the intellectual property subject to the Inspire License Agreement shall remain with our subsidiary (whether or not the Inspire License Agreement remains in effect and whether or not our subsidiary continues to be owned by us or our equity in the subsidiary is foreclosed upon by the Noteholders), while the AzaSite Notes are outstanding and following repayment thereof, we may never receive any future royalties or economic benefit from AzaSite and may lose rights to the intellectual property relating thereto.

We rely on a sole source for the supply of the active pharmaceutical ingredient for AzaSite

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

In addition, certain of the raw materials that we use in formulating DuraSite, the drug delivery system used in AzaSite, are available only from Lubrizol Advanced Materials, Inc. (“Lubrizol”). Although we do not have a current supply agreement with Lubrizol, we have not encountered any difficulties obtaining necessary materials from Lubrizol. Any significant interruption in the supply of these raw materials could delay sales of AzaSite, which could then harm our subsidiary’s ability to pay amounts due on the AzaSite Notes and affect our ability to receive future revenue from AzaSite.

We have experienced senior management departures, which could harm our ability to attract and retain key employees

Dr. S. Kumar Chandrasekaran, our former chief executive officer and president, concluded his employment with us in October 2008 and Louis Drapeau, our vice president and chief financial officer, was appointed to succeed him in the position of interim chief executive officer. The new Board of Directors elected September 23, 2008 has commenced a search for a new chief executive officer. While this search has been suspended until we further execute on our strategic priorities, there is no guarantee this search will be successful when, and if, recommenced. There is no guarantee that Mr. Drapeau will remain at our Company until a new chief executive officer can be recruited or for an extended period of time. We are currently highly dependent on Mr. Drapeau and the loss of Mr. Drapeau’s services could significantly delay or prevent the achievement of planned development objectives. Furthermore, the changes in the composition of our Board of Directors and chief executive officer may cause us to lose additional employees and may harm the ability of our senior management team to coalesce, motivate our employees and address the challenges we face. We are also highly dependent on Dr. Lyle Bowman, our vice president, development. We do not carry a life insurance policy on Mr. Drapeau or on Dr. Bowman.

A critical factor to our success will be recruiting and retaining additional qualified personnel. Competition for skilled individuals in the biotechnology business, particularly in the San Francisco Bay Area is highly intense, and we may not be able to continue to attract and retain personnel necessary for the development of our business. Our ability to attract and retain such individuals may be reduced by our current financial situation and the challenges faced by our Company. The loss of key personnel, the failure to recruit additional personnel or to develop needed expertise would harm our business.

If we engage in acquisitions, we will incur a variety of costs and the anticipated benefits of the acquisitions may never be realized

We are in the process of pursuing acquisitions of companies, product lines, technologies or businesses that our management believes may be complementary or otherwise beneficial to us. Any of these acquisitions, if completed, could have a negative effect on our business. Future acquisitions may result in substantial dilution to our stockholders, the expenditure of our current cash resources, the incurrence of additional debt and amortization expenses related to goodwill, research and development and other intangible assets. In addition, acquisitions would involve many risks for us, including:

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

Management and principal stockholders may be able to exert significant control on matters requiring approval by our stockholders

As of March 31, 2009, our management and principal stockholders (those owning more than 5% of our outstanding shares) together beneficially owned approximately 33% of shares of common stock. In addition, investors in our March/June 2004 and May 2005 private placements, as a group, owned approximately 13% of our outstanding shares of common stock as of December 31, 2008. If such investors were to exercise the warrants they currently hold, assuming no additional acquisitions, sales or distributions, such investors would own approximately 23% of our outstanding shares of common stock based on their ownership percentages as of December 31, 2008. As a result, these two groups of stockholders, acting together or as individual groups, may be able to exert significant control on matters requiring approval by our stockholders, including the election of all or at least a majority of our Board of Directors, amendments to our charter, and the approval of business combinations and certain financing transactions. A group of our stockholders recently prevailed in a proxy contest that resulted in the replacement of all members of our Board of Directors.

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

We have not paid any cash dividends on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Our common stock was delisted from the New York Stock Exchange Alternext US

On April 21, 2009, the Company was delisted from the NYSE Alternext US LLC (the “Exchange”) for our failure to comply with the Exchange’s stockholders equity requirements. Our common stock currently trades on the over-the-counter bulletin board (“OTCBB”) market, although there are no assurances that it will continue to trade on this market. OTC transactions involve risks in addition to those associated with transactions on a stock exchange. The delisting and OTC status could harm the trading volume and liquidity of our common stock and, as a result, the market price for our common stock might become more volatile. The delisting and OTC status could also cause a reduction in the number of investors willing or able to hold or acquire our common stock, transactions in our common stock could be delayed and securities analysts’ and news media coverage of us may be further reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock. Delisting and OTC status could also make our common stock substantially less attractive as collateral for loans, for investment by financial institutions under their internal policies or state legal investment laws or as consideration in future capital raising transactions. Furthermore, the delisting and OTC status may have other negative implications, including the potential loss of confidence by suppliers, partners and employees. Our OTC status may also make it more difficult and expensive for us to comply with state and federal securities laws in connection with future financings, acquisitions or equity issuances to employees and other service providers, thereby making it more difficult and expensive for us to raise capital, acquire other businesses using our stock and compensate our employees using equity.

We have adopted and are subject to anti-takeover provisions that could delay or prevent an acquisition of our Company and could prevent or make it more difficult to replace or remove current management

Provisions of our certificate of incorporation and bylaws may constrain or discourage a third party from acquiring or attempting to acquire control of us. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, such provisions could also prevent or make it more difficult for our stockholders to replace or remove current management and could adversely affect the price of our common stock if they are viewed as discouraging takeover attempts, business combinations or management changes that stockholders consider in their best interest. Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock (the “Preferred Stock”), 7,070 of which have been designated as Series A Convertible Preferred Stock and 15,000 of which have been designated as Series A-1 Preferred Stock. Our Board of Directors has the authority to determine the price, rights, preferences, privileges and restrictions, including voting rights, of the remaining unissued shares of Preferred Stock without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible financings, acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, even if the transaction might be desired by our stockholders. Provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving us, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless conditions set forth in the Delaware General Corporation Law are met. The issuance of Preferred Stock or Section 203 of the Delaware General Corporation Law could also be deemed to benefit incumbent management to the extent these provisions deter offers by persons who would wish to make changes in management or exercise control over management. Other provisions of our certificate of incorporation and bylaws may also have the effect of delaying, deterring or preventing a takeover attempt or management changes that our stockholders might consider in their best interest. For example, our bylaws limit the ability of stockholders to remove directors and fill vacancies on our Board of Directors. Our bylaws also impose advance notice requirements for stockholder proposals and nominations of directors and prohibit stockholders from calling special meetings or acting by written consent.

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

We face the risk of a decrease in our cash balances and losses in our investment portfolio

Our investment policy is structured to limit credit risk and manage interest rate risk. By policy, we only invest in what we view as very high quality debt securities, such as U.S. Government securities. However, the recent uncertainties in the credit markets could prevent us from liquidating our positions in securities that we currently believe constitute high quality investments and could also result in the loss of some or all of our principal if the issuer of such securities defaults on its credit obligations. Following completion of our $60.0 million financing on February 21, 2008, investment income has become a more substantial component of our net income. The ability to achieve our investment objectives is affected by many factors, some of which are beyond our control. Our interest income will be affected by changes in interest rates, which are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. The outlook for our investment income is dependent on the future direction of interest rates and the amount of cash flows from operations, if any, that are available for investment. Any significant decline in our investment income or the value of our investments as a result of falling interest rates, deterioration in the credit of the securities in which we have invested or general market conditions, could harm our ability to liquidate our investments, our cash position and our net income.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The information required under this Item appears under the heading “Exhibit Index” on page 30 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSITE VISION INCORPORATED

Dated: May 12, 2009	by:	/s/ LOUIS C. DRAPEAU
Louis C. Drapeau Interim Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Table
3.1[1]	Restated Certificate of Incorporation as filed with the Delaware Secretary of State on October 25, 1993.

3.2[2]	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 11, 1997.

3.3[2]	Certificate of Correction of the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 26, 1997.

3.4[3]	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock as filed with the Delaware Secretary of State on July 3, 2002.

3.5[4]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on June 3, 1994.

3.7[5]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on July 20, 2000.

3.8[5]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on June 1, 2004.

3.9[6]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on October 23, 2006.

3.10[7]	Amended Bylaws, as amended on June 2, 2008.

4.1	Reference is made to Exhibits 3.1 through 3.9.

31.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Incorporated by reference to an exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.
2	Incorporated by reference to exhibits in the Company’s Registration Statement on Form S-3 (Registration No. 333-36673) as filed with the Securities and Exchange Commission on September 29, 1997.
3	Incorporated by reference to an exhibit in Amendment No. 1 the Company’s Registration Statement on Form S-1 (Registration No. 33-68024) as filed with the Securities and Exchange Commission on September 16, 1993.
4	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 23, 2005 (File Number 333-126084).
5	Incorporated by reference to an exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
6	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
7	Incorporated by reference to an exhibit in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2008.