Form 10-Q
period 2009-06-30
INSITE VISION INC
filed 2009-08-14
CIK 802724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 13, 2009
Common Stock, $0.01 par value per share	94,738,400 shares

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

InSite Vision Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)	June 30, 2009	December 31, 2008
	(UNAUDITED)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$5,452	$37,456
Short-term investments	22,988	—
Accounts receivable	1,518	1,455
Prepaid expenses and other current assets	135	212

Total current assets	30,093	39,123

Property and equipment, at cost:
Laboratory and other equipment	970	1,744
Leasehold improvements	29	292
Furniture and fixtures	33	177

	1,032	2,213
Accumulated depreciation	512	734

	520	1,479
Debt issuance cost, net	4,133	4,341

Total assets	$34,746	$44,943

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$215	$1,162
Accrued liabilites	364	729
Accrued compensation and related expense	495	638
Accrued royalties	404	326
Accrued interest	1,200	1,200
Deferred revenue	75	373

Total current liabilities	2,753	4,428
Capital lease obligation, less current portion	13	21
Secured notes payable	60,000	60,000

Total liabilities	62,766	64,449

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized; 94,738,400 and 94,681,618 issued and outstanding at June 30, 2009 and December 31, 2008, repectively	947	947
Additional paid-in capital	148,925	148,384
Accumulated deficit	(177,892)	(168,837)

Total stockholders’ deficit	(28,020)	(19,506)

Total liabilities and stockholders’ deficit	$34,746	$44,943

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2008.

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Revenues:
Licensing	$356	$2,490	$1,373	$9,939
Royalties	1,518	815	2,754	1,197
Other product and service revenue	—	—	—	100

Total revenues	1,874	3,305	4,127	11,236

Cost of revenues	266	142	482	209

Gross profit	1,608	3,163	3,645	11,027

Operating expenses:
Research and development (a)	1,301	5,041	3,543	9,028
General and administrative (a)	1,529	1,564	3,201	3,569
Severance	—	—	369	—
Impairment	—	—	615	—

Total operating expenses	2,830	6,605	7,728	12,597

Loss from operations	(1,222)	(3,442)	(4,083)	(1,570)

Interest (expense) and other income, net	(2,476)	(2,320)	(4,972)	(3,222)

Net loss	$(3,698)	$(5,762)	$(9,055)	$(4,792)

Net loss per share:
- basic	$(0.04)	$(0.06)	$(0.10)	$(0.05)

- diluted	$(0.04)	$(0.06)	$(0.10)	$(0.05)

Weighted average shares used in per-share calculation:
- Basic	94,682	94,586	94,682	94,586

- Diluted	94,682	94,586	94,682	94,586

(a) Includes the following amounts related to stock based compensation:
Research and development	$23	$65	$292	$142
General and administrative	31	185	240	374

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(in thousands)	2009	2008
OPERATING ACTIVITIES:
Net loss	$(9,055)	$(4,792)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	374	190
Impairment of assets	615	—
Loss on sale of assets	2	—
Amortization of deferred debt issuance costs	208	150
Stock-based compensation	532	516
Changes in operating assets and liabilities:
Accounts receivable	(63)	(196)
Prepaid expenses and other current assets	77	162
Accounts payable	(947)	(1,321)
Accrued liabilities	(365)	(49)
Accrued compensation and related expense	(143)	(261)
Accrued royalties	78	113
Accrued interest	—	1,200
Deferred revenue	(298)	(9,740)

Net cash (used in) provided by operating activities	(8,985)	(14,028)

INVESTING ACTIVITIES:
Purchase of property and equipment	(34)	(417)
Proceeds from sale of asset	2	—
Increase in restricted cash and short-term investments	(22,988)	(3,028)

Net cash used in investing activities	(23,020)	(3,445)

FINANCING ACTIVITIES:
Proceeds from issuance of secured notes payable	—	60,000
Payments for debt issuance costs	—	(4,164)
Proceeds from employee stock purchase plan	9	20
Payment of capital lease obligation	(8)	(6)

Net cash provided by (used in) financing activities	1	55,850

Net increase (decrease) in cash and cash equivalents	(32,004)	38,377
Cash and cash equivalents at beginning of period	37,456	11,532

Cash and cash equivalents at end of period	$5,452	$49,909

Supplemental disclosure of cash flow information:
Interest received	$42	$376

Interest paid	$4,800	$2,242

Income taxes	$2	$5

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Notes to Condensed Consolidated Financial Statements

June 30, 2009

(Unaudited)

Note 1. Significant Accounting Policies and Use of Estimates

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of InSite Vision, Inc. (“InSite” or the “Company”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the preparation of the condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for any future period.

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

Short-Term Investments

The Company’s investment policy is to limit the risk of principal loss and to ensure safety of invested funds by generally attempting to limit market risk. Accordingly, the Company’s short-term investments of $23.0 million are currently invested in United States Treasury securities with original maturities of twelve months or less. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings. The Company has not incurred unrealized losses. For the three and six months ended June 30, 2009, the unrealized gains were immaterial.

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

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company had no Level 2 assets or liabilities at June 30, 2009.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company had no material Level 3 assets or liabilities at June 30, 2009.

As of June 30, 2009, $5.5 million of our cash and cash equivalents and $23.0 million of our short-term investments primarily consisted of Level 1 Treasury backed money market funds.

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

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. Arrangements with multiple elements are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). The Company analyzes our multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with EITF 00-21. An item can generally be considered a separate unit of accounting if all of the following criteria are met: the delivered item(s) has value to the customer on a stand-alone basis; there is objective and reliable evidence of the fair value of the undelivered items(s); and if the arrangement includes a general right of return and delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Items that cannot be divided into separate units are combined with other units of accounting, as appropriate. Consideration received is allocated among the separate units based on their respective fair values or based on the residual value method and is recognized in full when the criteria in the discussion of SAB 104 above are met. The Company deems service to have been rendered if no continuing obligation exists on the part of the Company.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 141 (revised 2007), “Business Combinations” (‘SFAS 141R”). SFAS 141R expands the definitions of a business combination and includes the issuance of equity securities to be determined on the acquisition date, be recorded at fair value at the acquisition date; all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; acquisition costs generally be expensed as incurred; restructuring costs generally be expensed in periods subsequent to the acquisition date; and changes be made in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. Upon the Company’s adoption of SFAS 141R, any subsequent changes to the Company’s acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill, regardless of acquisition date of the associated business combination. Rather, those changes will typically be recognized as an adjustment to income tax expense. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement does not have an impact on the Company’s consolidated financial position and results of operations, although would have an effect on reporting of any acquisitions transacted in the future.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods of publicly traded companies, as well as in annual financial statements. FSP 107-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP 107-1 during the period ended June 30, 2009. The adoption of FSP 107-1 did not impact the Company’s consolidated financial position and results of operations, other than requiring additional disclosures.

In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general accounting standards for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. The Company performed an evaluation of subsequent events through August 14, 2009, which is the date the financial statements were issued. The Company adopted SFAS 165 during the period ended June 30, 2009. The adoption of SFAS 165 did not impact the Company’s consolidated financial position, results of operations, and other required disclosures.

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). Primarily, SFAS 167 amends Interpretation No. 46(R) to require an entity to perform an analysis to determine whether variable interests give the Company a controlling interest in a variable interest entity. In addition, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when it has the power to direct activities that most significantly impact the entity’s economic performance. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009, early adoption is prohibited. The Company expects that the adoption of SFAS 167 will not materially impact the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 will serve as the single source of authoritative non-governmental Generally Accepted Accounting Principles in the United States. Accordingly, all other accounting literature not included is considered non-authoritative. SFAS 168 is effective on a prospective basis for interim and annual periods ending after September 15, 2009. The Company does not expect that the adoption of SFAS 168 will impact the Company’s financial position or results of operations.

Note 2. Stock-Based Compensation

Our stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

The effect of recording stock-based compensation for the three and six months ended June 30, 2009 and 2008 was as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Stock-based compensation expense by type of award:
Employee stock options	$40	$235	$501	$483
Employee stock purchase plan	14	13	28	24
Non-employee stock options	—	2	3	9

Total stock-based compensation	$54	$250	$532	$516

Employee Stock Purchase Plans

The Company maintains an employee stock purchase plan (the “Purchase Plan”). During the three and six months ended June 30, 2009, there were 56,782 shares issued under the Purchase Plan. As of June 30, 2009, 515,183 shares were reserved for issuance under the Purchase Plan. As of June 30, 2009, the unrecorded deferred stock-based compensation balance related to the Purchase Plan was $20,000, which will be recognized over an estimated weighted average amortization period of 1 year.

Employee Stock-based Compensation

During the three months ended June 30, 2009, the Company did not grant options to purchase shares of common stock. During the three months ended June 30, 2008, the Company granted options to purchase 70,500 shares of common stock with an estimated total grant date fair value of $29,000. Based on the Company’s historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 10% for its options for all periods disclosed. Accordingly, of the $29,000, the Company estimated that the stock-based compensation for the awards not expected to vest was $5,000.

During the six months ended June 30, 2009 and 2008, respectively, the Company granted options to purchase 2,285,000 and 149,000 shares of common stock with an estimated total grant date fair value of $310,000 and $58,000. Based on the Company’s historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 10% for its options for all periods disclosed. Accordingly, of the $310,000 and $58,000, respectively, the Company estimated that the stock-based compensation for the awards not expected to vest was $55,000 and $11,000, respectively.

As of June 30, 2009, unrecorded deferred stock-based compensation balance related to stock options was $0.4 million and will be recognized over an estimate weighted-average amortization period of 3.1 years.

Valuation assumptions

The Company estimates the fair value of stock options and employee stock purchase plans using a Black-Scholes valuation model using the graded-vesting method with the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
Stock Options	2009	2008	2009	2008
Risk-free interest rate	1.8%	3.3%	1.8%	2.6-3.3%
Expected term(years)	5	5	5	5
Expected dividends	0.0%	0.0%	0.0%	0.0%
Volatility	80.5%	73.5%	80.5%	73.5-74.2%

Employee Stock Purchase Plan
Risk-free interest rate	1.7%	3.3%	1.7%	3.3%
Expected term(years)	1.5	1.5	1.5	1.5
Expected dividends	0.0%	0.0%	0.0%	0.0%
Volatility	80.5%	73.5%	80.5%	73.5%

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

Equity Incentive Program

Prior to October 15, 2007, the Company granted options under a stock option plan adopted in 1994 and amended thereafter (the “1994 Plan”), that allowed for the granting of non-qualified stock options, incentive stock options and stock purchase rights to the Company’s employees, directors, and consultants. On October 15, 2007, the Company’s stockholders approved a new equity incentive plan, the 2007 Performance Incentive Plan (the “2007 Plan”), that provides for grants of options and other equity-based awards to the Company’s employees, directors and consultants. The Company’s authority to grant new awards under the 1994 Plan terminated upon stockholder approval of the 2007 Plan. Options granted under these plans expire 10 years after the date of grant and become exercisable at such times and under such conditions as determined by the Company’s Board of Directors or a committee appointed by the Board (generally with 25% vesting after one year and the balance vesting on a daily basis over the next three years of service). Upon termination of the optionee’s service, unvested options terminate and vested options generally expire at the end of three months. Only nonqualified stock options have been granted under these plans to date. On January 1 of each calendar year during the term of the 2007 Plan, the shares of common stock available for issuance will be increased by the lesser of 2% of the total outstanding shares of common stock on December 31 of the preceding calendar year, or 3,000,000 shares.

The following is a summary of activity under these plans for the indicated periods:

	Number of shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2008	6,214,026	$1.00
Granted	2,285,000	0.21
Exercised	—	0.00
Canceled	(1,378,747)	0.78

Outstanding at June 30, 2009	7,120,279	$0.79	5.01

Options vested and expected to vest at June 30, 2009	6,797,479	$0.82	4.62
Options exerciseable at June 30, 2009	4,846,251	$1.04	2.79

At June 30, 2009, the Company had 3,770,359 shares of common stock available for grant or issuance under its 2007 Plan. The weighted average grant date fair value of options granted during the period ended June 30, 2009 and 2008 were $0.14 and $0.39, respectively. No options were exercised during the three or six months ended June 30, 2009.

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2009:

	Options Outstanding at June 30, 2009			Options Vested and Exercisable at June 30, 2009
	Number Outstanding	Weighted-Average		Number Exercisable	Weighted- Average Exercise Price
Range of Exercise Prices		Contractual Life	Exercise Price
$0.20 – $0.20	1,200,000	9.64	$0.20	—	$0.00
$0.22 – $0.36	960,000	9.43	$0.26	150,000	$0.36
$0.41 – $0.60	385,886	6.09	$0.49	178,127	$0.43
$0.63 – $0.63	1,619,867	2.31	$0.63	1,619,867	$0.63
$0.64 – $0.93	880,525	2.85	$0.81	852,441	$0.82
$1.02 – $1.46	241,501	4.03	$1.30	213,316	$1.31
$1.50 – $1.50	1,142,500	2.20	$1.50	1,142,500	$1.50
$1.56 – $4.56	676,000	2.59	$1.67	676,000	$1.67
$4.63 – $4.63	4,000	0.00	$4.63	4,000	$4.63
$5.88 – $5.88	10,000	1.23	$5.88	10,000	$5.88

	7,120,279	4.84	$0.79	4,846,251	$1.04

Note 3. Net Loss per Share

Basic net loss per share has been computed using the weighted-average number of common shares outstanding during the period. Dilutive net loss per share is computed using the sum of the weighted average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options and warrants. Potentially dilutive securities have been excluded from the computation of diluted net loss per share in 2009 and 2008 as their inclusion would be antidilutive. At June 30, 2009 and 2008, 13,622,605 and 22,426,881 options and warrants were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Numerator:
Net loss	$(3,698)	$(5,762)	$(9,055)	$(4,792)

Denominator:
Weighted-average shares outstanding	94,682	94,586	94,682	94,586
Effect of dilutive securities:
Stock options and warrants	—	—	—	—

Weighted-average shares outstanding for diluted income (loss) per share	94,682	94,586	94,682	94,586

Net loss per share:
Basic	$(0.04)	$(0.06)	$(0.10)	$(0.05)

Diluted	$(0.04)	$(0.06)	$(0.10)	$(0.05)

Note 4. License Agreement

In March 2009, the Company entered into a licensing and distribution agreement for AzaSite with Nitten Pharmaceutical Co., Ltd. in Japan. Under the terms of the agreement, the Company granted exclusive rights to Nitten to commercialize AzaSite for ocular bacterial infection in Japan and Taiwan.

Note 5. Common Stock

The following table shows outstanding warrants as of June 30, 2009. All of the outstanding warrants have cashless exercise provisions. All warrants are exercisable for common stock.

Date Issued	Warrant Shares	Exercise Price	Expiration Date	Potential Total Cash if Exercised
May 26, 2005	3,818,175	$0.63	May 25, 2010	2,414,996
May 26, 2005	366,136	$0.63	May 25, 2010	231,581
December 30, 2005	860,000	$0.82	December 29, 2010	705,200
December 30, 2005	100,000	$0.82	December 29, 2010	82,000
January 11,2006	400,000	$0.82	January 10, 2011	328,000
August 16, 2006	958,015	$1.51	August 15, 2011	1,446,603

Total	6,502,326			5,208,380

Average exercise price per share				$0.80

Note 6. Restructuring Charge

In December 2008, the Company announced a corporate restructuring plan to focus on the Company’s growth opportunities and conserve resources. As of June 30, 2009, the restructuring plan decreased the Company’s personnel by 36 employees. Currently, the Company has 14 employees. When affected employees were notified of their termination, the Company recorded the severance related costs. Severance totaled approximately $2.3 million of which $0.2 million was a non-cash transaction. $1.9 million was recorded as severance expense in the Consolidated Statement of Operations in 2008. The remaining $0.4 million was recorded as severance expense in the Condensed Consolidated Statement of Operations in the first quarter of 2009. As of June 30, 2009, $2.1 million of severance related costs have been paid and there is no remaining liability.

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

•

AzaSite® (azithromycin ophthalmic solution) 1% is a DuraSite formulation of azithromycin developed as a broad spectrum ocular antibiotic and approved by the United States Food and Drug Administration (the “FDA”) in April 2007 to treat bacterial conjunctivitis (pink eye). AzaSite was launched by Inspire in August 2007. The key advantages of AzaSite are a significantly reduced dosing regimen leading to better compliance and patient outcome and a lowered probability of bacterial resistance based on high tissue concentration.

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

Major Developments

Major developments for us in the first six months of 2009 include:

•	entrance into an international licensing agreement with Nitten in March 2009 to commercialize AzaSite for ocular bacterial infection in Japan and Taiwan;

•	announcement of a new corporate strategy to monetize our Durasite related assets and acquire new ophthalmic products for development;

•	continuation of a restructuring plan that has decreased the Company’s employees by 36 personnel through June 2009;

•	meeting with the FDA to discuss results from the Company’s first Phase 3 clinical trial of ISV-502 and determination of a development plan for ISV-502;

•	approval from the FDA for Bausch & Lomb’s drug Besivance in which the Company will receive single-digit royalties from global net sales; and

•	increased sales of AzaSite by Inspire in the United States.

Results of Operations

Revenues.

The Company had total revenues in the second quarters of 2009 and 2008 of $1.9 million and $3.3 million, respectively. Revenues in the second quarter of 2009 consisted of $1.5 million of net royalties, up 86% from the prior year, from the sale of AzaSite by Inspire. In addition, $0.4 million of the revenues consisted of the amortization and recognition of international license fee payments for AzaSite. Revenues in the second quarter of 2008 consisted primarily of the amortization of the license fee and milestone payment for AzaSite in the United States from Inspire that ended in April 2008. In addition, $0.8 million of the revenues represented net royalties from the sale of AzaSite by Inspire.

The Company had total revenues in the six months ended 2009 and 2008 of $4.1 million and $11.2 million, respectively. Revenues in the six months ended 2009 consisted of $2.8 million of net royalties, up 130% from the prior year, from the sale of AzaSite by Inspire. In addition, $1.4 million of the revenues consisted of the amortization and recognition of international license fee payments for AzaSite. Revenues in the six months ended 2008 consisted primarily of the amortization of the license fee and milestone payment for AzaSite in the United States from Inspire that ended in April 2008. The remainder of revenues represented contract services provided to Inspire related to its AzaSite activities.

Cost of revenues.

Cost of revenues was $266,000 and $142,000 in the second quarters of 2009 and 2008, respectively. Cost of revenues was $482,000 and $209,000 in the six months ended 2009 and 2008, respectively. Cost of revenues were comprised of royalties accrued for third parties, including Pfizer, based on the royalty report provided to us by Inspire.

Research and development expenses.

Our research and development (R&D) expenses for the periods ended June 30, 2009 and 2008 were:

R&D Cost by Program

(in millions)

	Three months ended June 30,		Six months ended June 30,
Program	2009	2008	2009	2008
ISV-502	$0.1	$2.8	$0.3	$4.4
AzaSite	0.1	0.1	0.2	0.2
ISV-016	—	—	—	0.5
ISV-405	—	0.3	—	0.3
New products and other	0.1	0.1	0.3	0.3
Programs - non-specific	1.0	1.7	2.7	3.3

Total	$1.3	$5.0	$3.5	$9.0

In the three and six months ended 2009, program expenses primarily consisted of non-specific program costs which comprised of facility, internal personnel, and stock-based compensation costs that are not allocated to a specific development program. The non-specific costs decreased from 2008 due to our corporate restructuring which occurred in December 2008 and March 2009. In addition, our ISV-502 program expenses consisted of ongoing consulting and data analysis pertaining to our Phase 3 clinical trial.

In the three and six months ended 2008, our ISV-502 program expenses consisted primarily of the ongoing Phase 3 clinical trial and preparation for the production of ISV-502 registration batches at our contract manufacturing site. Non-specific program costs which comprised of facility, internal personnel, and stock-based compensation costs.

Our expenses related to our ISV-016 program mainly consisted of preclinical testing prior to its discontinuation in July 2008. Our ISV-405 expenses also mainly related to preclinical experiments.

General and administrative expenses.

General and administrative expenses were $1.5 million and $1.6 million in the second quarter of 2009 and 2008, respectively. General and administrative expenses were $3.2 million and $3.6 million in the six months ended 2009 and 2008, respectively. The decreases mainly reflects lower personnel-related expenses associated with our corporate restructuring which occurred in December 2008 and March 2009. The decreases were offset by professional fees related to the restructuring.

Severance.

Severance expenses were $0.4 million in the six months ended 2009 which were associated with our corporate restructuring which was announced in March 2009.

Impairment.

Impairment expenses were $0.6 million in the six months ended 2009 which were associated with our corporate restructuring. The Company impaired laboratory and other equipment, leasehold improvements, and furniture and fixtures located at its corporate headquarters.

Interest (expense) and other income, net.

Interest (expense) and other income, net was an expense of $2.5 million in the second quarter of 2009 compared to an expense of $2.3 million in the second quarter of 2008. The increase was primarily due to lower interest income earned, which resulted from lower interest rates and lower cash, cash equivalents, and short-term investment balances on hand.

Interest (expense) and other income, net was an expense of $5.0 million in the six months ended 2009 compared to an expense of $3.2 million in the six months ended 2008. The increase in interest expense and related amortization of the debt issuance costs in 2009 was primarily due to the fact that the $60 million non-convertible, non-recourse promissory notes were issued in February 2008.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of debt and equity securities, debt financings, equipment and leasehold improvement financing and payments from corporate collaborations. At June 30, 2009, our cash and cash equivalents were $5.5 million. It is our policy to invest our cash and cash equivalents in highly liquid securities, such as interest-bearing money market funds, treasury and federal agency notes. The current uncertain credit markets may affect the liquidity of such money market funds or other cash investments.

Net cash used in operating activities was $9.0 million and $14.0 million for the six months ended June 30, 2009 and 2008, respectively. The decrease primarily resulted from costs incurred in 2008 for our ISV-502 program which primarily consisted of ongoing Phase 3 clinical trials which was offset by the corporate restructuring.

Net cash used in investing activities was $23.0 million and $3.5 million for the six months ended June 30, 2009 and 2008, respectively. In 2009, the Company invested $23.0 million in short-term investments. In 2008, the Company had $3.0 million in restricted cash related to funding an interest reserve account required pursuant to the $60 million offering of the AzaSite Notes. No balance remains in restricted cash as of June 30, 2009.

Net cash provided by financing activities was $1,000 for the six months ended June 30, 2009. Net cash provided by financing activities was $55.9 million for the six months ended June 30, 2008, reflecting the net proceeds from the issuance of the AzaSite Notes.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R expands the definitions of a business combination and includes the issuance of equity securities to be determined on the acquisition date, be recorded at fair value at the acquisition date; all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; acquisition costs generally be expensed as incurred; restructuring costs generally be expensed in periods subsequent to the acquisition date; and changes be made in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. Upon the Company’s adoption of SFAS 141R, any subsequent changes to the Company’s acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill, regardless of acquisition date of the associated business combination. Rather, those changes will typically be recognized as an adjustment to income tax expense. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement does not have an impact on the Company’s consolidated financial position and results of operations, although would have an effect on reporting of any acquisitions transacted in the future.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods of publicly traded companies, as well as in annual financial statements. FSP 107-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP 107- during the period ended June 30, 2009. The adoption of FSP 107-1 did not impact the Company’s consolidated financial position and results of operations, other than requiring additional disclosures.

In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general accounting standards for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted SFAS 165 during the period ended June 30, 2009. The Company performed an evaluation of subsequent events through August 14, 2009, which is the date the financial statements were issued. The adoption of SFAS 165 did not impact the Company’s consolidated financial position, results of operations, and other required disclosures.

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). Primarily, SFAS 167 amends Interpretation No. 46(R) to require an entity to perform an analysis to determine whether variable interests give the Company a controlling interest in a variable interest entity. In addition, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when it has the power to direct activities that most significantly impact the entity’s economic performance. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009, early adoption is prohibited. The Company expects that the adoption of SFAS 167 will not materially impact the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 will serve as the single source of authoritative non-governmental Generally Accepted Accounting Principles in the United States. Accordingly, all other accounting literature not included is considered non-authoritative. SFAS 168 is effective on a prospective basis for interim and annual periods ending after September 15, 2009. The Company does not expect that the adoption of SFAS 168 will impact the Company’s financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates.

The Company has long-term debt with fixed interest rates. As a result, our exposure to market risk caused by fluctuations in interest rates is minimal. We had $60 million in borrowings outstanding as of June 30, 2009, with an interest rate of 16%. If the market interest rates increase by 10% from the June 30, 2009 levels, it would not result in an increase in interest expense. As of June 30, 2009, the face value of our long-term debt approximates the fair value.

The securities in our investment portfolio are not leveraged and are subject to minimal interest rate risk. Due to their short-term nature, the securities are classified as cash and cash equivalents. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio. While a hypothetical decrease in market interest rates by 10 percent from the June 30, 2009 levels would cause a decrease in interest income, it would not result in loss of principal.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective in the current economic environment, we maintain our portfolio in cash equivalents, including obligations of United States government-sponsored enterprises and money market funds. These securities are classified as cash and cash equivalents and consequently are recorded on the balance sheet at fair value. We do not utilize derivative financial instruments to manage our interest rate risks.

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

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part 1.Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2008 and in Part II, Item 1A of our quarterly report on Form 10-Q for the quarterly report ended March 31, 2009.

Risks Relating to Our Business

It is difficult to evaluate our business because we are in an early stage of development and our technology is untested and successful development of pharmaceutical products is highly uncertain and requires significant expenditures and time

We are in the early stages of developing our business, particularly with respect to commercializing our products. We received regulatory approval for AzaSite in April 2007 and commercial sales of AzaSite began in the third quarter of 2007. We must receive approval in other countries prior to marketing AzaSite in such countries. Before regulatory authorities grant us marketing approval for additional products, we need to conduct significant additional research and development and preclinical and clinical testing and submit a New Drug Application (“NDA”). Successful development of pharmaceutical products is highly uncertain. Products that appear promising in research or development, including ISV-502, may be delayed or fail to reach later stages of development or the market for several reasons, including:

•	preclinical tests may show the product to be toxic or lack efficacy in animal models;

•

failure to receive the necessary United States and international regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies; extended length of time or failure to achieve study endpoints; additional time requirements for data analysis or Biologic License Application or NDA preparation; discussions with the FDA; FDA requests for additional preclinical or clinical data; analyses or changes to study design; or unexpected safety, efficacy, or manufacturing issues;

•	clinical trial results may show the product to be less effective than desired or to have harmful or problematic side effects;

•	difficulties in formulating the product, scaling the manufacturing process, or getting approval for manufacturing;

•	even if safe and effective, manufacturing costs, pricing, reimbursement issues, or other factors may make the product uneconomical;

•	proprietary rights of others and their competing products and technologies may prevent the product from being developed or commercialized; or

•	the product is not able to compete with superior, equivalent, more cost-effective or more effectively promoted products offered by competitors.

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

Preliminary results from the Phase 3(a) clinical trial of ISV-502 for the treatment of blepharoconjunctivitis showed improved clinical outcomes as compared to treatment with a corticosteroid alone or antibiotic alone in the reduction of inflammatory signs and symptoms and bacterial eradication, respectively. In addition, ISV-502 was very well tolerated. However, the trial did not achieve its primary endpoint as defined by the protocol. The Company discussed the results of this trial with the FDA and determined a development plan for ISV-502. The initiation of any further clnical studies of ISV-502 is currently on hold pending the outcome of our evaluation of our strategic opportunities. We cannot assure you that any additional clinical trials for ISV-502 will be conducted or, if conducted, that they will meet the prescribed clinical endpoint as defined in the protocol for that study or that we will ultimately achieve FDA approval for the commercialization of ISV-502.

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

We may not be able to conclude arrangements with third parties to support the commercialization of our products on acceptable terms, or at all, and may not be able to maintain any arrangement that we do enter into. If we pursue a partnership for ISV-502 prior to completing the Phase 3 trials, we will likely receive less favorable economic terms then if we completed successful Phase 3 trials.

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

If we fail to enter into future collaborations or our current collaborations are terminated, we will need to enter into new collaborations or establish our own sales and marketing organization

We may not be able to enter into or maintain collaborative arrangements with third parties. If we are not successful in entering into future collaborations or maintaining our existing collaborations, particularly with Inspire, we may be required to find new corporate collaborators or establish our own sales and marketing organization. Under the terms of the Inspire License Agreement, Inspire may terminate the agreement at any time. We have no experience in sales, marketing or distribution and establishing such an organization would be costly. Moreover, there is no guarantee that a sales and marketing organization would be successful once established. If we are unable to maintain existing collaborations, enter into additional collaborations or successfully market our products ourselves, our revenues and financial results would be significantly harmed.

Our future success depends on our ability to engage third parties to assist us with the development of new products, new indications for existing products and in the conduct of our clinical trials to achieve regulatory approval for commercialization and any failure or delay by those parties to fulfill their obligations could adversely affect our development and commercialization plans

For our business model to succeed, we must continually develop new products or discover new indications for our existing products. As part of that process, we rely on third parties such as clinical research organizations, clinical investigators and outside testing labs for development activities, such as Phase 2 and/or Phase 3 clinical testing, and to assist us in obtaining regulatory approvals for our product candidates. We rely heavily on these parties for successful execution of their responsibilities but have no control over how these parties manage their businesses and cannot assure you that such parties will diligently or effectively perform their activities. For example, the clinical investigators conducting our clinical trials, including our first Phase 3(a) trial for ISV-502, were not our employees and we anticipate that any future Phase 3 trial of ISV-502 will also be conducted by a third party. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocols, rules and regulations or in accordance with the general investigational plan and protocols for the trial as well as the various rules and regulations governing clinical trials in the United States and abroad. Any failure by those parties to perform their duties effectively and on a timely basis could harm our ability to develop and commercialize new products and harm our business.

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

We may require additional licenses or be subject to expensive and uncertain patent litigation in order to sell our products

A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with our technologies or patent applications. As is common in the pharmaceutical and biotech industry, from time to time we receive notices from third parties alleging various challenges to our patent rights, and we investigate the merits of each allegation that we receive. Such conflicts, if proven, could invalidate our issued patents, limit the scope of the patents, if any, that we may be able to obtain, result in the denial of our patent applications or block our rights to exploit our technology. If the United States Patent and Trademark Office (“USPTO”), or foreign patent agencies have issued or in the future issue patents to other companies that cover our activities, we may not be able to obtain licenses to these patents at a reasonable cost, or at all, or be able to develop or obtain alternative technology. If we do not obtain such licenses, we could encounter delays in or be precluded altogether from introducing products to the market. If we are required to obtain additional licenses from third parties with respect to the February 2008 issuance of $60 million in aggregate principal amount of non-convertible, non-recourse promissory notes due in 2019 (the “AzaSite Notes”) in the United States and Canada, we will be required to pay such amounts from our existing cash.

We may need to litigate in order to defend against claims of infringement by others, to enforce patents issued to us or to protect trade secrets or know-how owned or licensed by us. Litigation could result in substantial cost to and diversion of effort by us, which may harm our business, prospects, financial condition, and results of operations. Such costs can be particularly harmful to companies such as ours, without significant existing revenue streams or cash resources. We have also agreed to indemnify our licensees against infringement claims by third parties related to our technology, which could result in additional litigation costs and liability for us. In addition, our efforts to protect or defend our proprietary rights may not be successful or, even if successful, may result in substantial cost to us, thereby utilizing our limited resources for purposes other than product development and commercialization.

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;

•	redesign our products or processes to avoid infringement;

•	stop using the subject matter claimed in the patents held by others, which could preclude us from commercializing our products;

•	pay damages; or

•	defend litigation or administrative proceedings , which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources.

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

In February 2008, through a wholly-owned subsidiary, we issued $60 million in aggregate principal amount of AzaSite Notes, which are secured principally by royalty payments from future sales of AzaSite in North America, but not the right to receive such payments and by a pledge by us of all the outstanding equity interest in our subsidiary. If the AzaSite royalty payments are insufficient to repay the AzaSite Notes or if an event of default occurs under the indenture governing the AzaSite Notes, in certain circumstances, we would have to make payments on the AzaSite Notes out of our own cash resources, the royalty payments and our equity interest in our subsidiary may be foreclosed upon and we would lose the potential to receive future royalty payments after the AzaSite Notes are repaid in full and our intellectual property and other rights related to AzaSite. In addition, in connection with the issuance of the AzaSite Notes, we have made certain representations, warranties and covenants to our subsidiary and the holders of the AzaSite Notes (the “Noteholders”). If we breach these representations, warranties or covenants, such breach could trigger an event of default under the indenture and we could also be liable to our subsidiary or the Noteholders for substantial damages in respect of any such breach, which could harm our financial condition and ability to conduct our business as currently planned. See Note 5 in the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008 for a more complete description of the terms of the AzaSite Notes.

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

The AzaSite Notes issued by our subsidiary will be repaid solely from royalties on net sales of AzaSite in the United States and Canada by Inspire under the Inspire License Agreement. Inspire has assumed full control of all promotional, sales and marketing activities for AzaSite in these territories, and has sole control over the pricing of AzaSite. Accordingly, royalty payments in respect of net sales of AzaSite in the United States and, upon regulatory approval, in Canada, will be entirely dependent on the actions, efforts and success of Inspire, over whom neither we nor our subsidiary have control. The success of Inspire’s commercialization of AzaSite and the timely repayment of the AzaSite Notes will depend on a number of factors, including:

•	the scope of Inspire’s launch of AzaSite in the United States and Canada;

•	the effectiveness and extent of Inspire’s promotional, sales and marketing efforts;

•	Inspire’s ability to build, train and retain an effective sales force;

•	Inspire’s marketing efforts outside of the eye care professionals;

•	Inspire’s ability to successfully sell AzaSite to physicians and patients;

•	Inspire’s pricing decisions regarding AzaSite;

•	Inspire’s marketing and selling of any current or future competing products;

•	Inspire’s ability to compete against larger and more experienced competitors;

•	the discovery of any side effects or negative efficacy findings for AzaSite;

•	product recalls or product liability claims relating to AzaSite;

•	the introduction of generic competition;

•	if competing products for the treatment of bacterial conjunctivitis obtain more favorable formulary status than AzaSite; and

•	the relevant parties’ ability to adequately maintain or enforce the intellectual property rights relevant to AzaSite.

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

Inspire is currently promoting AzaSite to eye care professionals. Pediatricians and primary care physicians write more than 67% of prescriptions for ophthalmic antibiotics. A large number of pharmaceutical companies, including those with competing products, much larger sales forces and much greater financial resources, and those with products for indications that are completely unrelated to AzaSite, compete for the time and attention of eye care professionals, pediatricians and primary care physicians. Neither we nor our subsidiary have any control over how Inspire manages and operates its sales force, how effective Inspire’s sales efforts will be or Inspire’s pricing decisions regarding AzaSite.

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

Inspire could experience financial or other difficulties unrelated to AzaSite that could adversely affect the marketing or sale of AzaSite. Moreover, Inspire could change its commercial strategy and deemphasize or sell or sublicense its rights to AzaSite. Neither we nor our subsidiary can prevent Inspire from developing or licensing a product that competes with AzaSite or limiting or withdrawing its support of AzaSite. Our subsidiary’s ability to pay amounts due on the AzaSite Notes may be materially harmed to the extent Inspire fails or is unable to successfully market and sell AzaSite. To the extent that our subsidiary fails to meet its payment obligations, we will have to make such payments out of our own cash resources in order to avoid a default under the AzaSite Notes, which we have done in the past. Our subsidiary has received insufficient royalties to make the interest payment in full that is due on August 15, 2009. We do not intend to make-up this shortfall with our own cash resources because under the terms of the indenture we are not able to make more than three such payments in a row. This shortfall in interest payments constitutes a default under the indenture but not an event of default. To the extent that we pay in full the August 15th shortfall (plus interest thereon) on November 15, 2009, we will avoid triggering an event of default under the indenture. To the extent that an event of default occurs, the bondholders could seek available remedies, including foreclosure on our subsidiary. Our ability to receive future revenue from sales of AzaSite is dependent on our subsidiary repaying the AzaSite Notes in a timely fashion. If our subsidiary takes longer than anticipated to repay the AzaSite Notes, or if it defaults on the AzaSite Notes, we may not receive future revenue from AzaSite as currently planned, or at all.

Royalties under the Inspire License Agreement may not be sufficient for our subsidiary to meet its payment obligations under the AzaSite Notes.

Inspire’s obligation to pay royalties on net sales of AzaSite under the Inspire License Agreement expires on a country-by-country basis upon the later of 11 years from the first commercial sale of AzaSite, which, in the United States, is August 13, 2018, or when the last valid claim under one of our licensed patents covering a subject product under the Inspire License Agreement in the United States and Canada expires. While our subsidiary will be entitled to minimum royalties under the Inspire License Agreement from Inspire for five years after the first year of a commercial sale, such minimum royalties will not be sufficient for our subsidiary to meet its payment obligations under the AzaSite Notes and, therefore, it will be dependent on Inspire’s successful sales and marketing efforts for AzaSite in order for it to receive royalties in excess of these minimum amounts. To the extent that royalties, including minimum royalties, are insufficient for our subsidiary to meet its payment obligations, we will have to make such payments out of our own cash resources in order to avoid a default under the notes, which we have done in the past. In addition, Inspire’s obligation to pay minimum royalties is suspended during any period in which (i) the FDA or any other applicable regulatory authority has required any Inspire licensed product to be withdrawn from the market or the marketing thereof otherwise to be suspended in the United States or (ii) Inspire is unable, despite use of commercially reasonable efforts, to obtain supply of any Inspire licensed product in finished form in commercially reasonable amounts necessary to launch or market such Inspire licensed product in the United States.

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

In February 2008, in connection with our subsidiary’s issuance of the AzaSite Notes, we entered into the residual license agreement with our subsidiary (the “Residual License Agreement”). Under the terms of the Residual License Agreement, if the Inspire License Agreement is terminated in the United States or Canada while the AzaSite Notes are outstanding, all of our rights to AzaSite in such country or countries will be licensed to our subsidiary and we have three months under the terms of the Interim Sublicense, which is a part of the Residual License Agreement, to find a new third party collaborator to undertake commercialization efforts with respect to AzaSite or pursue commercialization efforts ourselves in such country or countries. Inspire can terminate the Inspire License Agreement unilaterally in a variety of circumstances, including at any time in its discretion. If the Inspire License Agreement is terminated, our efforts to find a new third party collaborator or pursue direct commercialization efforts ourselves will divert the attention of senior management from our current business operations, which could delay the development or licensing of our other product candidates. If we elect to commercialize AzaSite ourselves, we may expend significant resources as we currently have no sales, marketing or distribution capabilities or experience, and have no current plans to establish any such resources, which could harm our financial condition and results of operation.

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

We currently have a single supplier for azithromycin, the active drug incorporated into AzaSite. Under the Inspire License Agreement and the Inspire Supply Agreement, we have agreed to provide a supply of azithromycin to Inspire for the manufacture of AzaSite in the Territory, which we currently arrange through one supplier. The supplier of azithromycin has a drug master file on the compound with the FDA and is subject to the FDA’s review and oversight. The supplier’s manufacturing facility is subject to potential natural disasters, including earthquakes, hurricanes, tornadoes, floods, fires or explosions, and other interruptions in operation due to factors including labor unrest or strikes, failures of utility services or microbial or other contamination. If the supplier failed or refused to continue to supply us, if the FDA were to identify issues in the production of azithromycin that the supplier was unable to resolve quickly and cost-effectively, or if other issues were to arise that impact production, Inspire’s ability to manufacture and commercialize AzaSite could be interrupted, and our subsidiary’s ability to pay amounts due on the AzaSite Notes may be materially harmed, which could force us to make such payments out of our own cash resources in order to avoid a default under the AzaSite Notes and prevent or delay our ability to receive future revenue from AzaSite. Additional suppliers for azithromycin exist, but qualification of an alternative source could be time consuming and expensive and, during such qualification process, could negatively impact the sales of AzaSite. There is also no guarantee that these additional suppliers can supply sufficient quantities or quality product at a reasonable price, or at all. While we are required to maintain a certain level of inventory of azithromycin to support Inspire’s manufacturing needs, that inventory may not be sufficient to prevent an interruption in the availability of AzaSite.

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

Dr. S. Kumar Chandrasekaran, our former chief executive officer and president, concluded his employment with us in October 2008 and Louis Drapeau, our vice president and chief financial officer, was appointed to succeed him in the position of interim chief executive officer. The new Board of Directors elected September 23, 2008 has commenced a search for a new chief executive officer. While this search has been suspended until we further execute on our strategic priorities, there is no guarantee this search will be successful when, and if, recommenced. There is no guarantee that Mr. Drapeau will remain at our Company until a new chief executive officer can be recruited or for an extended period of time. We are currently dependent on Mr. Drapeau and the loss of Mr. Drapeau’s services could significantly delay or prevent the achievement of planned development objectives. Furthermore, the changes in the composition of our Board of Directors and chief executive officer may cause us to lose additional employees and may harm the ability of our senior management team to coalesce, motivate our employees and address the challenges we face. We are also dependent on Dr. Lyle Bowman, our vice president, development. We do not carry a life insurance policy on Mr. Drapeau or on Dr. Bowman.

A critical factor to our success will be recruiting and retaining additional qualified personnel. Competition for skilled individuals in the biotechnology business, particularly in the San Francisco Bay Area is highly intense, and we may not be able to continue to attract and retain personnel necessary for the development of our business. Our ability to attract and retain such individuals may be reduced by our current financial situation and the challenges faced by our Company. The loss of key personnel, the failure to recruit replacement personnel or to develop needed expertise would harm our business.

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

If we pursue a sale of our company, we will incur a variety of costs and the market price of our securities may suffer increased volatility

We are in the process of evaluating potential business combinations, including the potential sale of our company. There can be no assurance that we will be successful in identifying an appropriate business combination or negotiating agreement terms that are favorable to our company and our stockholders. Even if a business combination is announced publicly, there can be no assurance that we will be successful in concluding the business combination. Moreover, while we are conducting this process, our management’s attention may be diverted from the daily operation of our business and the market price of our securities may be subject to increased volatility due to additional press coverage, news, and rumors.

A sale of our company would involve a majority of our stockholders agreeing to sell or transfer all or a portion of our common stock, resulting in stockholders of an acquiring company obtaining a controlling interest in our company. The sale of our company, or any change in control of our company, will likely result in the removal or departure of our present officers and directors and may result in key employee departures, a loss of employee motivation and a loss of company expertise. In addition, a sale of our company would trigger certain change in control benefits to certain of our officers, which could reduce the price that a potential acquirer would be willing to pay for us or make it more difficult for us to attract a buyer.

Federal and state tax consequences will, in all likelihood, be a major consideration in any business combination we undertake. We intend to structure any business combination so as to minimize the federal and state tax consequences to our company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets

Our products are subject to government regulations and approvals which may delay or prevent the marketing of potential products and impose costly procedures upon our activities

The FDA and comparable agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon preclinical and clinical testing, manufacturing and marketing of pharmaceutical products. Lengthy and detailed preclinical and clinical testing, validation of manufacturing and quality control processes, and other costly and time-consuming procedures are required. Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. The effect of government regulation may be to delay or to prevent marketing of potential products for a considerable period of time and to impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approval on a timely basis, or at all, for any products we develop. Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval. If regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which a product may be marketed. Further, even after we have obtained regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. Moreover, the FDA has recently reduced previous restrictions on the marketing, sale and prescription of products for indications other than those specifically approved by the FDA. Accordingly, even if we receive FDA approval of a product for certain indicated uses, our competitors, including our collaborators, could market products for such indications even if such products have not been specifically approved for such indications. If the FDA determines regulatory approval is required, any delay in obtaining or failure to obtain regulatory approvals would make it difficult or impossible to market our products and would harm our business, prospects, financial condition, and results of operations.

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

Management and principal stockholders may be able to exert significant control on matters requiring approval by our stockholders

As of June 30, 2009, our management and principal stockholders (those owning more than 5% of our outstanding shares) together beneficially owned approximately 27% of shares of common stock. As a result, our management and principal stockholders, acting together or individually, may be able to exert significant control on matters requiring approval by our stockholders, including the election of all or at least a majority of our Board of Directors, the approval of amendments to our charter, and the approval of business combinations and certain financing transactions. In September 2008, a group of our stockholders prevailed in a proxy contest that resulted in the replacement of all members of our Board of Directors.

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

Our common stock was delisted from the New York Stock Exchange Alternext US

On April 21, 2009, the Company was delisted from the NYSE Alternext US LLC (the “Exchange”) for our failure to comply with the Exchange’s stockholders equity requirements. Our common stock currently trades on the over-the-counter bulletin board (“OTCBB”) market, although there are no assurances that it will continue to trade on this market. OTC transactions involve risks in addition to those associated with transactions on a stock exchange. The delisting and OTC status could harm the trading volume and liquidity of our common stock and, as a result, the market price for our common stock might become more volatile. The delisting and OTC status could also cause a reduction in the number of investors willing or able to hold or acquire our common stock, transactions in our common stock could be delayed and securities analysts’ and news media coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock. Delisting and OTC status could also make our common stock substantially less attractive as collateral for loans, for investment by financial institutions under their internal policies or state legal investment laws or as consideration in future capital raising transactions. Furthermore, the delisting and OTC status may have other negative implications, including the potential loss of confidence by suppliers, partners and employees. Our OTC status may also make it more difficult and expensive for us to comply with state and federal securities laws in connection with future financings, acquisitions or equity issuances to employees and other service providers, thereby making it more difficult and expensive for us to raise capital, acquire other businesses using our stock and compensate our employees using equity.

We have adopted and are subject to anti-takeover provisions that could delay or prevent an acquisition of our Company and could prevent or make it more difficult to replace or remove current management

Provisions of our certificate of incorporation and bylaws may constrain or discourage a third party from acquiring or attempting to acquire control of us. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, such provisions could also prevent or make it more difficult for our stockholders to replace or remove current management and could adversely affect the price of our common stock if they are viewed as discouraging takeover attempts, business combinations or management changes that stockholders consider in their best interest. Our Board of Directors has the authority to issue up to 5,000,000 shares of our preferred stock (the “Preferred Stock”). Our Board of Directors has the authority to determine the price, rights, preferences, privileges and restrictions, including voting rights, of the unissued shares of Preferred Stock without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible financings, acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, even if the transaction might be desired by our stockholders. Provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving us, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless conditions set forth in the Delaware General Corporation Law are met. The issuance of Preferred Stock or Section 203 of the Delaware General Corporation Law could also be deemed to benefit incumbent management to the extent these provisions deter offers by persons who would wish to make changes in management or exercise control over management. Other provisions of our certificate of incorporation and bylaws may also have the effect of delaying, deterring or preventing a takeover attempt or management changes that our stockholders might consider in their best interest. For example, our bylaws limit the ability of stockholders to remove directors and fill vacancies on our Board of Directors. Our bylaws also impose advance notice requirements for stockholder proposals and nominations of directors and prohibit stockholders from calling special meetings or acting by written consent.

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

We face the risk of a decrease in our cash balances and losses in our investment portfolio

Our investment policy is structured to limit credit risk and manage interest rate risk. By policy, we only invest in what we view as very high quality debt securities, such as United States Government securities. However, the recent uncertainties in the credit markets could prevent us from liquidating our positions in securities that we currently believe constitute high quality investments and could also result in the loss of some or all of our principal if the issuer of such securities defaults on its credit obligations. Following completion of our $60.0 million financing on February 21, 2008, investment income has become a more substantial component of our income. The ability to achieve our investment objectives is affected by many factors, some of which are beyond our control. Our interest income will be affected by changes in interest rates, which are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. The outlook for our investment income is dependent on the future direction of interest rates and the amount of cash flows from operations, if any, that are available for investment. Any significant decline in our investment income or the value of our investments as a result of falling interest rates, deterioration in the credit of the securities in which we have invested or general market conditions, could harm our ability to liquidate our investments, our cash position and our income.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The information required under this Item appears under the heading “Exhibit Index” on page 33 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSITE VISION INCORPORATED

Dated: August 14, 2009	by:	/s/ LOUIS C. DRAPEAU
Louis C. Drapeau Interim Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Table
3.1[1]	Restated Certificate of Incorporation as filed with the Delaware Secretary of State on October 25, 1993.

3.2[2]	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 11, 1997.

3.3[2]	Certificate of Correction of the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 26, 1997.

3.4[3]	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock as filed with the Delaware Secretary of State on July 3, 2002.

3.5[4]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on June 3, 1994.

3.7[5]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on July 20, 2000.

3.8[5]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on June 1, 2004.

3.9[6]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on October 23, 2006.

3.10[7]	Amended Bylaws, as amended on June 2, 2008.

4.1	Reference is made to Exhibits 3.1 through 3.9.

10.1[8]	InSite Vision Incorporated Severance Plan

31.1	Certificate of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Incorporated by reference to an exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.
2	Incorporated by reference to exhibits in the Company’s Registration Statement on Form S-3 (Registration No. 333-36673) as filed with the Securities and Exchange Commission on September 29, 1997.
3	Incorporated by reference to an exhibit in Amendment No. 1 the Company’s Registration Statement on Form S-1 (Registration No. 33-68024) as filed with the Securities and Exchange Commission on September 16, 1993.
4	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 23, 2005 (File Number 333-126084).
5	Incorporated by reference to an exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
6	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
7	Incorporated by reference to an exhibit in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2008.
8	Incorporated by reference to an exhibit in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2009.