Form 10-Q
period 2009-09-30
INSITE VISION INC
filed 2009-11-12
CIK 802724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 11, 2009
Common Stock, $0.01 par value per share	94,738,400 shares

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

InSite Vision Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)	September 30, 2009	December 31, 2008
	(UNAUDITED)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$752	$37,456
Short-term investments	25,997	—
Accounts receivable	2,209	1,455
Prepaid expenses and other current assets	54	212

Total current assets	29,012	39,123

Property and equipment, at cost:
Laboratory and other equipment	955	1,744
Leasehold improvements	29	292
Furniture and fixtures	33	177

	1,017	2,213
Accumulated depreciation	636	734

	381	1,479
Debt issuance cost, net	4,028	4,341

Total assets	$33,421	$44,943

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$242	$1,162
Accrued liabilities	603	729
Accrued compensation and related expense	646	638
Accrued royalties	493	326
Accrued interest	2,377	1,200
Deferred revenue	75	373

Total current liabilities	4,436	4,428
Capital lease obligation, less current portion	9	21
Secured notes payable	60,000	60,000

Total liabilities	64,445	64,449

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized; 94,738,400 and 94,681,618 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	947	947
Additional paid-in capital	148,973	148,384
Accumulated deficit	(180,944)	(168,837)

Total stockholders’ deficit	(31,024)	(19,506)

Total liabilities and stockholders’ deficit	$33,421	$44,943

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2008.

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Revenues:
Licensing	$—	$16	$1,373	$9,955
Royalties	2,209	944	4,963	2,141
Other product and service revenue	—	—	—	100

Total revenues	2,209	960	6,336	12,196

Cost of revenues	316	167	798	376

Gross profit	1,893	793	5,538	11,820

Operating expenses:
Research and development (a)	1,007	3,694	4,550	12,722
General and administrative (a)	1,425	2,724	4,626	6,293
Severance	—	—	369	—
Impairment	—	—	615	—

Total operating expenses	2,432	6,418	10,160	19,015

Loss from operations	(539)	(5,625)	(4,622)	(7,195)

Interest (expense) and other income, net	(2,513)	(2,325)	(7,485)	(5,547)

Net loss	$(3,052)	$(7,950)	$(12,107)	$(12,742)

Net loss per share:
- basic	$(0.03)	$(0.08)	$(0.13)	$(0.13)

- diluted	$(0.03)	$(0.08)	$(0.13)	$(0.13)

Weighted average shares used in per-share calculation:
- Basic	94,738	94,629	94,701	94,600

- Diluted	94,738	94,629	94,701	94,600

(a) Includes the following amounts related to stock based compensation:

Research and development	$13	$68	$305	$210
General and administrative	35	174	275	548

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(in thousands)	2009	2008
OPERATING ACTIVITIES:
Net loss	$(12,107)	$(12,742)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	511	299
Impairment of assets	615	—
Loss on sale of assets	1	—
Amortization of deferred debt issuance costs	313	255
Stock-based compensation	580	758
Changes in operating assets and liabilities:
Accounts receivable	(754)	(225)
Prepaid expenses and other current assets	158	254
Accounts payable	(920)	(1,914)
Accrued liabilities	(126)	614
Accrued compensation and related expense	8	(142)
Accrued royalties	167	156
Accrued interest	1,177	1,200
Deferred revenue	(298)	(9,755)

Net cash used in operating activities	(10,675)	(21,242)

INVESTING ACTIVITIES:
Purchase of property and equipment	(34)	(463)
Proceeds from sale of asset	5	—
Increase in restricted cash and short-term investments	(25,997)	(1,307)

Net cash used in investing activities	(26,026)	(1,770)

FINANCING ACTIVITIES:
Proceeds from issuance of secured notes payable	—	60,000
Payments for debt issuance costs	—	(4,163)
Proceeds from employee stock purchase plan	9	20
Payment of capital lease obligation	(12)	(11)

Net cash provided by (used in) financing activities	(3)	55,846

Net increase (decrease) in cash and cash equivalents	(36,704)	32,834
Cash and cash equivalents at beginning of period	37,456	11,532

Cash and cash equivalents at end of period	$752	$44,366

Supplemental disclosure of cash flow information:
Interest received	$60	$556

Interest paid	$6,049	$4,643

Income taxes	$2	$5

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Notes to Condensed Consolidated Financial Statements

September 30, 2009

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for any future period.

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

Short-Term Investments

The Company’s investment policy is to limit the risk of principal loss and to ensure safety of invested funds by generally attempting to limit market risk. Accordingly, the Company’s short-term investments of $26.0 million are currently invested in United States Treasury securities with original maturities of twelve months or less. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings. The Company has not incurred unrealized losses. For the three and nine months ended September 30, 2009, the unrealized gains were immaterial.

Fair Value Measurements

The Company measures fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, “Fair Value Measurements” (“ASC 820”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. ASC 820 applies whenever other statements require or permit assets or liabilities to be measured at fair value. The levels of fair value measurements defined in ASC 820 are:

Level 1:	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

InSite Vision Incorporated

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2009

(Unaudited)

Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company had no Level 2 assets or liabilities at September 30, 2009.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company had no material Level 3 assets or liabilities at September 30, 2009.

As of September 30, 2009, $0.8 million of our cash and cash equivalents and $26.0 million of our short-term investments primarily consisted of Level 1 Treasury backed money market funds.

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

The Company has long-term debt with fixed interest rates. The Company had $60 million in Level 1 borrowings outstanding as of September 30, 2009, with an interest rate of 16%. As of September 30, 2009, the face value of our long-term debt approximates the fair value.

Revenue Recognition

The Company’s revenues are primarily related to licensing agreements, and such agreements may provide for various types of payments, including upfront payments, research funding and related fees during the term of the agreement, milestone payments based on the achievement of established development objectives, licensing fees, and royalties on product sales.

The Company recognizes revenue in accordance with FASB Accounting Standards Codification 605, “Revenue Recognition” (“ASC 605”). ASC 605 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. Arrangements with multiple elements are accounted for in accordance with ASC 605. The Company analyzes our multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance with ASC 605. An item can generally be considered a separate unit of accounting if all of the following criteria are met: the delivered item(s) has value to the customer on a stand-alone basis; there is objective and reliable evidence of the fair value of the undelivered items(s); and if the arrangement includes a general right of return and delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Items that cannot be divided into separate units are combined with other units of accounting, as appropriate. Consideration received is allocated among the separate units based on their respective fair values or based on the residual value method and is recognized in full when the criteria in the discussion of ASC 605 above are met. The Company deems service to have been rendered if no continuing obligation exists on the part of the Company.

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

InSite Vision Incorporated

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2009

(Unaudited)

The Company receives royalties from licensees based on third-party sales. The royalties are recorded as earned in accordance with the contract terms when third-party results are reliably measured and collectability is reasonably assured.

Impairment of Long-Lived Assets

In accordance with FASB Accounting Standards Codification 360, “Property, Plant, and Equipment” (“ASC 360”), the Company assesses the recoverability of its long-lived assets for which an indicator of impairment exists by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If the Company concludes that the carrying value will not be recovered, the Company measures the amount of such impairment by comparing the fair value to the carrying value.

Recent Accounting Pronouncements

In December 2007, the FASB amended Accounting Standards Codification 805, “Business Combinations” (“ASC 805”), formerly referenced Statement of Financial Accounting Standard No. 141 (revised 2007), “Business Combinations”. ASC 805 expands the definitions of a business combination and includes the issuance of equity securities to be determined on the acquisition date, be recorded at fair value at the acquisition date; all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; acquisition costs generally be expensed as incurred; restructuring costs generally be expensed in periods subsequent to the acquisition date; and changes be made in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. Upon the Company’s adoption of ASC 805, any subsequent changes to the Company’s acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill, regardless of the acquisition date of the associated business combination. Rather, those changes will typically be recognized as an adjustment to income tax expense. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement does not have an impact on the Company’s consolidated financial position and results of operations, although it would have an effect on the reporting of any acquisitions consummated in the future.

In April 2009, the FASB amended Accounting Standards Codification 820, “Fair Value Measurements and Disclosures” (“ASC 820”), formerly referenced FASB Staff Position No. 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. ASC 820 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods of publicly traded companies, as well as in annual financial statements. ASC 820 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted ASC 820 during the period ended June 30, 2009. The adoption of ASC 820 did not impact the Company’s consolidated financial position and results of operations, other than requiring additional disclosures.

In May 2009, the FASB amended Accounting Standards Codification 855, “Subsequent Events” (“ASC 855”), formerly referenced Statement of Financial Accounting Standard No. 165, “Subsequent Events”. ASC 855 establishes general accounting standards for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. ASC 855 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted ASC 855 during the period ended June 30, 2009. The Company performed an evaluation of subsequent events through November 12, 2009, which is the date the financial statements were issued. The adoption of ASC 855 did not impact the Company’s consolidated financial position, results of operations, and other required disclosures.

In June 2009, the FASB amended Accounting Standards Codification 810, “Consolidation” (“ASC 810”), formerly referenced Statement of Financial Accounting Standard No. 167, “Amendments to FASB Interpretation No. 46(R)”. Primarily, ASC 810 amends Interpretation No. 46(R) to require an entity to perform an analysis to determine whether variable interests give the Company a controlling interest in a variable interest entity. In addition, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity

InSite Vision Incorporated

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2009

(Unaudited)

operates as designed when it has the power to direct activities that most significantly impact the entity’s economic performance. ASC 810 is effective for annual reporting periods beginning after November 15, 2009, early adoption is prohibited. The Company expects that the adoption of ASC 810 will not materially impact the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued Accounting Standards Update 2009-1, “Generally Accepted Accounting Principles – amendments based on Statement of Financial Accounting Standards No. 168” (“ASU 2009-1”), formerly referenced Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification will serve as the single source of authoritative non-governmental Generally Accepted Accounting Principles in the United States. Accordingly, all other accounting literature not included is considered non-authoritative. ASU 2009-1 is effective on a prospective basis for interim and annual periods ending after September 15, 2009. The Company adopted ASU 2009-1 during the period ended September 30, 2009. The adoption not impact the Company’s financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) which amended Accounting Standards Codification 605-25, “Revenue Recognition”. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The Company is currently evaluating the impact to the Company’s financial position and results of operations.

Note 2. Stock-Based Compensation

Our stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

The effect of recording stock-based compensation for the three and nine months ended September 30, 2009 and 2008 was as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Stock-based compensation expense by type of award:
Employee stock options	$48	$225	$549	$708
Employee stock purchase plan	—	15	28	39
Non-employee stock options	—	2	3	11
Total stock-based compensation	$48	$242	$580	$758

Employee Stock Purchase Plans

The Company maintained an employee stock purchase plan (the “Purchase Plan”) until August 2009. During the three and nine months ended September 30, 2009, zero and 56,782 shares were issued under the Purchase Plan, respectively. In August 2009, the Purchase Plan was suspended, 515,183 shares remain reserved for issuance and no new offering period will commence and no additional shares will be added to the Purchase Plan under its evergreen provision unless and until approved by the Company’s Board. As of September 30, 2009, there was no remaining unrecorded deferred stock-based compensation related to the Purchase Plan.

InSite Vision Incorporated

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2009

(Unaudited)

Employee Stock-based Compensation

During the three months ended September 30, 2009, the Company did not grant options to purchase shares of common stock. During the three months ended September 30, 2008, the Company granted options to purchase 180,000 shares of common stock with an estimated total grant date fair value of $58,000. Based on the Company’s historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 10% for its options for all periods disclosed. Accordingly, of the $58,000, the Company estimated that the stock-based compensation for the awards not expected to vest was $6,000.

During the nine months ended September 30, 2009 and 2008, respectively, the Company granted options to purchase 2,285,000 and 329,000 shares of common stock with an estimated total grant date fair value of $310,000 and $116,000, respectively. Based on the Company’s historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 10% for its options for all periods disclosed. Accordingly, of the $310,000 and $116,000, respectively, the Company estimated that the stock-based compensation for the awards not expected to vest was $51,000 and $17,000, respectively.

As of September 30, 2009, unrecorded deferred stock-based compensation balance related to stock options was $0.3 million and will be recognized over an estimate weighted-average amortization period of 3.1 years.

Valuation assumptions

The Company estimates the fair value of stock options and employee stock purchase plans using a Black-Scholes valuation model using the graded-vesting method with the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
Stock Options	2009	2008	2009	2008
Risk-free interest rate	1.8%	3.0%	1.8%	2.6-3.3%
Expected term(years)	5	5	5	5
Expected dividends	0.0%	0.0%	0.0%	0.0%
Volatility	80.5%	73.7%	80.5%	73.8%

Employee Stock Purchase Plan
Risk-free interest rate	1.7%	3.3%	1.7%	3.3%
Expected term(years)	1.5	1.5	1.5	1.5
Expected dividends	0.0%	0.0%	0.0%	0.0%
Volatility	80.5%	73.5%	80.5%	73.5%

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

InSite Vision Incorporated

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2009

(Unaudited)

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

The following is a summary of activity under these plans for the indicated periods:

	Number of shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2008	6,214,026	$1.00
Granted	2,285,000	0.21
Exercised	—	0.00
Canceled	(1,807,133)	0.83

Outstanding at September 30, 2009	6,691,893	$0.78	4.89

Options vested and expected to vest at September 30, 2009	6,420,307	$0.80	4.70
Options exercisable at September 30, 2009	4,616,210	$1.02	2.90

At September 30, 2009, the Company had 4,198,745 shares of common stock available for grant or issuance under its 2007 Plan. The weighted average grant date fair value of options granted during the nine months periods ended September 30, 2009 and 2008 were $0.14 and $0.35, respectively. No options were exercised during the three or nine months ended September 30, 2009.

InSite Vision Incorporated

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2009

(Unaudited)

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2009:

	Options Outstanding at September 30, 2009			Options Vested and Exercisable at September 30, 2009
		Weighted-Average
Range of Exercise Prices	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.20 - $0.20	1,200,000	9.38	$0.20	—	$0.00
$0.22 -$0.36	950,000	9.28	$0.26	150,000	$0.36
$0.41 - $0.60	377,500	5.97	$0.48	352,418	$0.48
$0.63 - $0.63	1,492,367	2.25	$0.63	1,492,367	$0.63
$0.64 - $0.93	759,025	3.05	$0.82	733,459	$0.82
$1.02 - $1.46	211,501	4.34	$1.31	186,466	$1.33
$1.50 - $1.50	1,025,000	2.19	$1.50	1,025,000	$1.50
$1.56 - $2.20	651,500	2.40	$1.61	651,500	$1.61
$4.56 - $4.56	15,000	0.70	$4.56	15,000	$4.56
$5.88 - $5.88	10,000	0.98	$5.88	10,000	$5.88

	6,691,893	4.89	$0.78	4,616,210	$1.02

Note 3. Net Loss per Share

Basic net loss per share has been computed using the weighted-average number of common shares outstanding during the period. Dilutive net loss per share is computed using the sum of the weighted average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options and warrants. Potentially dilutive securities have been excluded from the computation of diluted net loss per share in 2009 and 2008 as their inclusion would be antidilutive. At September 30, 2009 and 2008, 13,194,219 and 22,357,815 options and warrants were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

InSite Vision Incorporated

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2009

(Unaudited)

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Numerator:
Net loss	$(3,052)	$(7,950)	$(12,107)	$(12,742)

Denominator:
Weighted-average shares outstanding	94,738	94,629	94,701	94,600
Effect of dilutive securities:
Stock options and warrants	—	—	—	—

Weighted-average shares outstanding for diluted loss per share	94,738	94,629	94,701	94,600

Net loss per share:
Basic	$(0.03)	$(0.08)	$(0.13)	$(0.13)

Diluted	$(0.03)	$(0.08)	$(0.13)	$(0.13)

Note 4. License Agreement

In March 2009, the Company entered into a licensing and distribution agreement for AzaSite with Nitten Pharmaceutical Co., Ltd. in Japan. Under the terms of the agreement, the Company granted exclusive rights to Nitten to commercialize AzaSite for ocular bacterial infection in Japan and Taiwan.

Note 5. Common Stock

The following table shows outstanding warrants as of September 30, 2009. All of the outstanding warrants have cashless exercise provisions. All warrants are exercisable for common stock.

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

InSite Vision Incorporated

Notes to Condensed Consolidated Financial Statements—(Continued)

September 30, 2009

(Unaudited)

Note 6. Restructuring Charge

In December 2008, the Company announced a corporate restructuring plan to focus on the Company’s growth opportunities and conserve resources. As of September 30, 2009, the restructuring plan decreased the Company’s personnel by 36 employees. As of September 30, 2009, the Company had 13 employees. When affected employees were notified of their termination, the Company recorded the severance related costs. Severance totaled approximately $2.3 million of which $0.2 million was a non-cash transaction. $1.9 million was recorded as severance expense in the Consolidated Statement of Operations in 2008. The remaining $0.4 million was recorded as severance expense in the Condensed Consolidated Statement of Operations in the first quarter of 2009. As of September 30, 2009, $2.1 million of severance related costs had been paid and there is no remaining liability.

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

The discussion in this Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below in “Risk Factors,” as well as elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence or identification of unanticipated events.

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

Major Developments

Our major developments in the first nine months of 2009 include:

•	entrance into an international licensing agreement with Nitten in March 2009 to commercialize AzaSite for ocular bacterial infection in Japan and Taiwan;

•	announcement of a new corporate strategy to monetize our Durasite related assets and acquire new ophthalmic products for development;

•	continuation of a restructuring plan that has decreased the Company’s employees by 36 personnel through September 2009;

•	meeting with the FDA to discuss results from the Company’s first Phase 3 clinical trial of ISV-502 and determination of a development plan for ISV-502;

•	approval from the FDA for Bausch & Lomb’s drug Besivance in which the Company will receive single-digit royalties from global net sales; and

•	increased sales of AzaSite by Inspire in the United States.

Results of Operations

Revenues.

The Company had total revenues in the third quarters of 2009 and 2008 of $2.2 million and $1.0 million, respectively. Revenues in the third quarter of 2009 consisted of $2.2 million of net royalties, up 134% from the prior year, from the sale of AzaSite by Inspire. Revenues in the third quarter of 2008 consisted primarily of $0.9 million of net royalties from the sale of AzaSite by Inspire.

The Company had total revenues in the nine months ended September 30, 2009 and 2008 of $6.3 million and $12.2 million, respectively. Revenues in the nine months ended September 30, 2009 consisted of $5.0 million of net royalties, up 132% from the prior year, from the sale of AzaSite by Inspire. In addition, $1.4 million of the revenues consisted of the amortization and recognition of international license fee payments for AzaSite. Revenues in the nine months ended September 30, 2008 consisted of $9.9 million of amortization of the license fee and milestone payment for AzaSite in the United States from Inspire that ended in April 2008. The remainder of revenues primarily consisted of $2.1 million of net royalties from the sale of AzaSite by Inspire.

Cost of revenues.

Cost of revenues was $316,000 and $167,000 in the third quarters of 2009 and 2008, respectively. Cost of revenues was $798,000 and $376,000 in the nine months ended September 30, 2009 and 2008, respectively. Cost of revenues were comprised of royalties accrued for third parties, including Pfizer, based on the royalty report provided to us by Inspire.

Research and development expenses.

Our research and development (R&D) expenses for the periods ended September 30, 2009 and 2008 were:

R&D Cost by Program

(in millions)

	Three months ended September 30,		Nine months ended September 30,
Program	2009	2008	2009	2008
ISV-502	$—	$1.9	$0.4	$6.3
AzaSite	—	0.1	0.2	0.3
ISV-016	—	—	—	0.5
ISV-405	—	—	—	0.3
New products and other	0.1	0.1	0.4	0.4
Programs - non-specific	0.9	1.6	3.6	4.9

Total	$1.0	$3.7	$4.6	$12.7

In the three and nine months ended September 30, 2009, program expenses primarily consisted of non-specific program costs which comprised facility, internal personnel, and stock-based compensation costs that are not allocated to a specific development program. The non-specific costs decreased from 2008 due to our corporate restructuring which occurred in December 2008 and March 2009. Our ISV-502 program expenses consisted of ongoing consulting and data analysis pertaining to our Phase 3 clinical trial.

In the three and nine months ended September 30, 2008, our ISV-502 program expenses consisted primarily of the ongoing Phase 3 clinical trial and preparation for the production of ISV-502 registration batches at our contract manufacturing site. Non-specific program costs were comprised of facility, internal personnel, and stock-based compensation costs. Our expenses related to our ISV-016 program mainly consisted of preclinical testing prior to its discontinuation in July 2008. Our ISV-405 expenses also mainly related to preclinical experiments.

General and administrative expenses.

General and administrative expenses were $1.4 million and $2.7 million in the third quarters of 2009 and 2008, respectively. General and administrative expenses were $4.6 million and $6.3 million in the nine months ended September 30, 2009 and 2008, respectively. The decreases primarily reflect legal and other expenses related to our proxy contest in the third quarter of 2008. In addition, we incurred lower personnel-related expenses associated with our corporate restructuring which occurred in December 2008 and March 2009.

Severance.

Severance expenses were $0.4 million in the nine months ended September 30, 2009 and were associated with our corporate restructuring which was announced in March 2009.

Impairment.

Impairment expenses were $0.6 million in the nine months ended September 30, 2009 and were associated with our corporate restructuring announced in March 2009. The Company impaired laboratory and other equipment, leasehold improvements, and furniture and fixtures located at our corporate headquarters.

Interest (expense) and other income, net.

Interest (expense) and other income, net, was an expense of $2.5 million in the third quarter of 2009 compared to an expense of $2.3 million in the third quarter of 2008. The increase was primarily due to lower interest income earned, which resulted from lower interest rates and lower cash, cash equivalents, and short-term investment balances on hand.

Interest (expense) and other income, net, was an expense of $7.5 million in the nine months ended September 30, 2009 compared to an expense of $5.5 million in the nine months ended September 30, 2008. The increase in interest expense and related amortization of the debt issuance costs in 2009 was primarily due to the fact that the $60 million non-convertible, non-recourse promissory notes were issued in February 2008.

Liquidity and Capital Resources

We have financed our operations since inception primarily through private placements and public offerings of debt and equity securities, debt financings, equipment and leasehold improvement financing and payments from corporate collaborations. At September 30, 2009, our cash and cash equivalents and short-term investments were $0.8 million and $26.0 million, respectively. It is our policy to invest our cash and cash equivalents and short-term investments in highly liquid securities, such as interest-bearing money market funds, treasury and federal agency notes. The current uncertain credit markets may affect the liquidity of such money market funds or other cash investments.

Net cash used in operating activities was $10.7 million and $21.2 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease primarily resulted from costs incurred in 2008 for our ISV-502 program which primarily consisted of ongoing Phase 3 clinical trials and legal and other expenses related to our proxy contest. In addition, lower personnel-related expenses as a result of our corporate restructuring in December 2008 and March 2009 contributed to the decrease.

Net cash used in investing activities was $26.0 million and $1.8 million for the nine months ended September 30, 2009 and 2008, respectively. In 2009, the Company invested $26.0 million in short-term investments. In 2008, the decrease was primarily due to a $1.3 million increase in restricted cash related to funding an interest reserve account required pursuant to the $60 million offering of the AzaSite Notes. No balance remains in restricted cash as of September 30, 2009.

Net cash used in financing activities was $3,000 for the nine months ended September 30, 2009. Net cash provided by financing activities was $55.8 million for the nine months ended September 30, 2008, reflecting the net proceeds from the issuance of the AzaSite Notes.

Recent Accounting Pronouncements

In December 2007, the FASB amended Accounting Standards Codification 805, “Business Combinations” (“ASC 805”), formerly referenced Statement of Financial Accounting Standard No. 141 (revised 2007), “Business Combinations”. ASC 805 expands the definitions of a business combination and includes the issuance of equity securities to be determined on the acquisition date, be recorded at fair value at the acquisition date; all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; acquisition costs generally be expensed as incurred; restructuring costs generally be expensed in periods subsequent to the acquisition date; and changes be made in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. Upon the Company’s adoption of ASC 805, any subsequent changes to the Company’s acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill, regardless of the acquisition date of the associated business combination. Rather, those changes will typically be recognized as an adjustment to income tax expense. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement does not have an impact on the Company’s consolidated financial position and results of operations, although it would have an effect on the reporting of any acquisitions consummated in the future.

In April 2009, the FASB amended Accounting Standards Codification 820, “Fair Value Measurements and Disclosures” (“ASC 820”), formerly referenced FASB Staff Position No. 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. ASC 820 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods of publicly traded companies, as well as in annual financial statements. ASC 820 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted ASC 820 during the period ended June 30, 2009. The adoption of ASC 820 did not impact the Company’s consolidated financial position and results of operations, other than requiring additional disclosures.

In May 2009, the FASB amended Accounting Standards Codification 855, “Subsequent Events” (“ASC 855”), formerly referenced Statement of Financial Accounting Standard No. 165, “Subsequent Events”. ASC 855 establishes general accounting standards for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. ASC 855 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted ASC 855 during the period ended June 30, 2009. The Company performed an evaluation of subsequent events through November 12, 2009, which is the date the financial statements were issued. The adoption of ASC 855 did not impact the Company’s consolidated financial position, results of operations, and other required disclosures.

In June 2009, the FASB amended Accounting Standards Codification 810, “Consolidation” (“ASC 810”), formerly referenced Statement of Financial Accounting Standard No. 167, “Amendments to FASB Interpretation No. 46(R)”. Primarily, ASC 810 amends Interpretation No. 46(R) to require an entity to perform an analysis to determine whether variable interests give the Company a controlling interest in a variable interest entity. In addition, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when it has the power to direct activities that most significantly impact the entity’s economic performance. ASC 810 is effective for annual reporting periods beginning after November 15, 2009, early adoption is prohibited. The Company expects that the adoption of ASC 810 will not materially impact the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued Accounting Standards Update 2009-1, “Generally Accepted Accounting Principles – amendments based on Statement of Financial Accounting Standards No. 168” (“ASU 2009-1”), formerly referenced Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification will serve as the single source of authoritative non-governmental Generally Accepted Accounting Principles in the United States. Accordingly, all other accounting literature not included is considered non-authoritative. ASU 2009-1 is effective on a prospective basis for interim and annual periods ending after September 15, 2009. The Company adopted ASU 2009-1 during the period ended September 30, 2009. The adoption not impact the Company’s financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) which amended Accounting Standards Codification 605-25, “Revenue Recognition”. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The Company is currently evaluating the impact to the Company’s financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates.

The Company has long-term debt with fixed interest rates. As a result, our exposure to market risk caused by fluctuations in interest rates is minimal. We had $60 million in borrowings outstanding as of September 30, 2009, with an interest rate of 16%. If the market interest rates increase by 10% from the September 30, 2009 levels, it would not result in an increase in interest expense. As of September 30, 2009, the face value of our long-term debt approximates the fair value.

The securities in our investment portfolio are not leveraged and are subject to minimal interest rate risk. Due to their original maturities of twelve months or less, the securities are classified as cash and cash equivalents or short-term investments. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio. While a hypothetical decrease in market interest rates by 10 percent from the September 30, 2009 levels would cause a decrease in interest income, it would not result in loss of principal.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective in the current economic environment, we maintain our portfolio in cash equivalents or short-term investments, including obligations of United States government-sponsored enterprises and money market funds. These securities are classified as cash and cash equivalents or short-term investments and consequently are recorded on the balance sheet at fair value. We do not utilize derivative financial instruments to manage our interest rate risks.

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

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part 1. Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2008 and in Part II. Item 1A of our quarterly report on Form 10-Q for the quarterly period ended June 30, 2009.

Risks Relating to Our Business

It is difficult to evaluate our business because we are in an early stage of commercializing our products, and our technology is untested and successful development of pharmaceutical products is highly uncertain and requires significant expenditures and time

We are in the early stages of commercializing our products. We received regulatory approval for AzaSite in April 2007 and commercial sales of AzaSite began in the third quarter of 2007. We must receive approval in other countries prior to marketing AzaSite in such countries. Before regulatory authorities grant us marketing approval for additional products, we need to conduct significant additional research and development and preclinical and clinical testing and submit a New Drug Application (“NDA”). Successful development of pharmaceutical products is highly uncertain. Products that appear promising in research or development, such as ISV-502, may be delayed or fail to reach later stages of development or the market for several reasons, including:

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

•	clinical trial results may show the product to be less effective than desired or to have harmful or problematic side effects;

•	difficulties in formulating the product, scaling the manufacturing process, or getting approval for manufacturing;

•	even if safe and effective, manufacturing costs, pricing, reimbursement issues, or other factors may make the product uneconomical;

•	proprietary rights of others and their competing products and technologies may prevent the product from being developed or commercialized; or

•	inability to compete with superior, equivalent, more cost-effective or more effectively promoted products offered by competitors.

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

Clinical trials are expensive, time-consuming and difficult to design and implement and there can never be any assurance that the results of such clinical trials will be favorable

Human clinical trials for our product candidates are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that any particular clinical trial may take over a year to complete. Furthermore, we could encounter problems that might cause us to abandon or repeat clinical trials resulting in additional expense, further delays and potentially preventing the completion of such trials. The commencement and completion of clinical trials may be delayed or terminated due to several factors, including:

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

Results from the Phase 3(a) clinical trial of ISV-502 for the treatment of blepharoconjunctivitis showed improved clinical outcomes as compared to treatment with a corticosteroid alone or antibiotic alone in the reduction of inflammatory signs and symptoms and bacterial eradication, respectively. In addition, ISV-502 was very well tolerated. However, the trial did not achieve its primary endpoint as defined by the protocol. The Company discussed the results of this trial with the FDA and determined a development plan for ISV-502. The initiation of any further clinical studies of ISV-502 is currently on hold pending the outcome of our evaluation of our strategic opportunities. We cannot assure you that any additional clinical trials for ISV-502 will be conducted or, if conducted, that they will meet the prescribed clinical endpoint as defined in the protocol for that study or that we will ultimately achieve FDA approval for the commercialization of ISV-502.

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

Our future success depends on our ability to engage third parties to assist us with the development of new products, new indications for existing products and in the conduct of our clinical trials to achieve regulatory approval for commercialization and any failure or delay by those parties to fulfill their obligations could adversely affect our development and commercialization plans

For our business model to succeed, we must continually develop new products or discover new indications for our existing products. As part of that process, we rely on third parties such as clinical research organizations, clinical investigators and outside testing labs for development activities, such as Phase 2 and/or Phase 3 clinical testing, and to assist us in obtaining regulatory approvals for our product candidates. We rely heavily on these parties for successful execution of their responsibilities but have no control over how these parties manage their businesses and cannot assure you that such parties will diligently or effectively perform their activities. For example, the clinical investigators conducting our clinical trials, including our first Phase 3(a) trial for ISV-502, were not our employees and we anticipate that any future Phase 3 trial of ISV-502 will also be conducted by a third party. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocols, rules and regulations or in accordance with the general investigational plan and protocols for the trial as well as the various rules and regulations governing clinical trials in the United States and abroad. Any failure by those parties to perform their duties effectively and on a timely basis could harm our ability to develop and commercialize new products, harm our business and subject us to potential liabilities.

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

We may require additional licenses or be subject to expensive and uncertain patent litigation in order to sell our products

A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with our technologies or patent applications. As is common in the pharmaceutical and biotech industry, from time to time we receive notices from third parties alleging various challenges to our patent rights, and we investigate the merits of each allegation that we receive. Such conflicts, if proven, could invalidate our issued patents, limit the scope of the patents, if any, that we may be able to obtain, result in the denial of our patent applications or block our rights to exploit our technology. If the United States Patent and Trademark Office (“USPTO”), or foreign patent agencies have issued or in the future issue patents to other companies that cover our activities, we may not be able to obtain licenses to these patents at a reasonable cost, or at all, or be able to develop or obtain alternative technology. If we do not obtain such licenses, we could encounter delays in or be precluded altogether from introducing products to the market. If we are required to obtain additional licenses from third parties for the sale by Inspire of AzaSite in the United States and Canada, we will be required to pay for such additional licenses from our existing cash under the terms of the $60 million in aggregate principal amount of non-convertible, non-recourse promissory notes due in 2019 (the “AzaSite Notes”).

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

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;

•	redesign our products or processes to avoid infringement;

•	stop using the subject matter claimed in the patents held by others, which could preclude us from commercializing our products;

•	pay damages; or

•	defend litigation or administrative proceedings, which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources.

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

The University of California, San Francisco (UCSF) has filed a patent application with the USPTO copying a number of claims of certain of our patents covering the product AzaSite. The USPTO has stated that certain of the claims are allowable and that this application has been forwarded to the USPTO’s Board of Interference for review. A declaration and adverse outcome of an interference could impact our royalty stream from Inspire for AzaSite.

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

The AzaSite Notes issued by our subsidiary will be repaid solely from royalties on net sales of AzaSite in the United States and Canada by Inspire under the Inspire License Agreement. Inspire has assumed full control of all promotional, sales and marketing activities for AzaSite in these territories, and has sole control over the pricing of AzaSite. Accordingly, royalty payments in respect of net sales of AzaSite in the United States and, upon regulatory approval, in Canada, will be entirely dependent on the actions, efforts and success of Inspire, over whom neither we nor our subsidiary have control. The success of Inspire’s commercialization of AzaSite and the timely repayment of the AzaSite Notes will depend on a number of factors, including:

•	the scope of Inspire’s launch of AzaSite in the United States and Canada;

•	the effectiveness and extent of Inspire’s promotional, sales and marketing efforts;

•	Inspire’s ability to build, train and retain an effective sales force;

•	Inspire’s marketing efforts outside of the eye care professionals;

•	Inspire’s ability to successfully sell AzaSite to physicians and patients;

•	Inspire’s pricing decisions regarding AzaSite;

•	Inspire’s marketing and selling of any current or future competing products;

•	Inspire’s ability to compete against larger and more experienced competitors;

•	the discovery of any side effects or negative efficacy findings for AzaSite;

•	product recalls or product liability claims relating to AzaSite;

•	the introduction of generic competition;

•	competing products for the treatment of bacterial conjunctivitis obtain more favorable formulary status than AzaSite; and

•	the relevant parties’ ability to adequately maintain or enforce the intellectual property rights relevant to AzaSite.

Inspire has only recently established its sales force for AzaSite. Inspire has reported that it has incurred substantial expenses in establishing and maintaining its sales force for AzaSite, including substantial additional expenses for the training and management of personnel and the acquisition of infrastructure to enable its sales force to be effective and compliant with the multiple laws and regulations affecting sales and promotion of pharmaceutical products. Although individual members of the sales force have experience in sales with other companies, Inspire did not have a sales force prior to 2004 and may experience difficulties building and maintaining its sales force, which could harm sales of AzaSite.

Inspire is currently promoting AzaSite to eye care professionals. Pediatricians and primary care physicians write more than 67% of prescriptions for ophthalmic antibiotics. However, Inspire has no prior experience calling on pediatricians and primary care physicians. Inspire’s focus on eye care professionals rather than pediatricians and primary care providers could result in lower royalties paid to us. A large number of pharmaceutical companies, including those with competing products, much larger sales forces and much greater financial resources, and those with products for indications that are completely unrelated to AzaSite, compete for the time and attention of eye care professionals, pediatricians and primary care physicians. Neither we nor our subsidiary have any control over how Inspire manages and operates its sales force, how effective Inspire’s sales efforts will be or Inspire’s pricing decisions regarding AzaSite.

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

Inspire could experience financial or other difficulties unrelated to AzaSite that could adversely affect the marketing or sale of AzaSite. Moreover, Inspire could change its commercial strategy and deemphasize or sell or sublicense its rights to AzaSite. Neither we nor our subsidiary can prevent Inspire from developing or licensing a product that competes with AzaSite or limiting or withdrawing its support of AzaSite. Our subsidiary’s ability to pay amounts due on the AzaSite Notes may be materially harmed to the extent Inspire fails or is unable to successfully market and sell AzaSite. To the extent that our subsidiary fails to meet its payment obligations, we will have to make such payments out of our own cash resources in order to avoid a default under the AzaSite Notes, which we have done in the past. Our subsidiary again received insufficient royalties to make the interest payment in full that is due on November 15, 2009. We do not intend to make-up this shortfall with our own cash resources. This shortfall in interest payments constitutes a default under the indenture but not an event of default. To the extent that we pay in full the November 15th shortfall (plus interest thereon) by February 15, 2010, we will avoid triggering an event of default under the indenture. To the extent that an event of default occurs, the bondholders could seek available remedies, including foreclosure on our subsidiary. Our ability to receive future revenue from sales of AzaSite is dependent on our subsidiary repaying the AzaSite Notes in a timely fashion. If our subsidiary takes longer than anticipated to repay the AzaSite Notes, or if it defaults on the AzaSite Notes, we may not receive future revenue from AzaSite as currently planned, or at all.

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

In February 2008, in connection with our subsidiary’s issuance of the AzaSite Notes, we entered into the residual license agreement with our subsidiary (the “Residual License Agreement”). Under the terms of the Residual License Agreement, if the Inspire License Agreement is terminated in the United States or Canada while the AzaSite Notes are outstanding, all of our rights to AzaSite in such country or countries will be licensed to our subsidiary and we have three months under the terms of the Interim Sublicense, which is a part of the Residual License Agreement, to find a new third party collaborator to undertake commercialization efforts with respect to AzaSite or pursue commercialization efforts ourselves in such country or countries. Inspire can terminate the Inspire License Agreement unilaterally in a variety of circumstances, including at any time in its discretion. If the Inspire License Agreement is terminated, our efforts to find a new third party collaborator or pursue direct commercialization efforts ourselves will divert the attention of senior management from our current business operations, which could delay the development or licensing of our other product candidates. If we elect to commercialize AzaSite ourselves, we may expend significant resources as we currently have no sales, marketing or distribution capabilities or experience, and have no current plans to establish any such resources, which may not be successful and could harm our financial condition and results of operation.

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

We currently have a single supplier for azithromycin, the active drug incorporated into AzaSite. Under the Inspire License Agreement and our supply agreement with Inspire, we have agreed to provide a supply of azithromycin to Inspire for the manufacture of AzaSite in the Territory, which we currently arrange through one supplier. The supplier of azithromycin has a drug master file on the compound with the FDA and is subject to the FDA’s review and oversight. The supplier’s manufacturing facility is subject to potential natural disasters, including earthquakes, hurricanes, tornadoes, floods, fires or explosions, and other interruptions in operation due to factors including labor unrest or strikes, failures of utility services or microbial or other contamination. If the supplier failed or refused to continue to supply us, if the FDA were to identify issues in the production of azithromycin that the supplier was unable to resolve quickly and cost-effectively, or if other issues were to arise that impact production, Inspire’s ability to manufacture and commercialize AzaSite could be interrupted, and our subsidiary’s ability to pay amounts due on the AzaSite Notes may be materially harmed, which could force us to make such payments out of our own cash resources in order to avoid a default under the AzaSite Notes and prevent or delay our ability to receive future revenue from AzaSite. Additional suppliers for azithromycin exist, but qualification of an alternative source could be time consuming and expensive and, during such qualification process, could negatively impact the sales of AzaSite. There is also no guarantee that these additional suppliers can supply sufficient quantities or quality product at a reasonable price, or at all. While we are required to maintain a certain level of inventory of azithromycin to support Inspire’s manufacturing needs, that inventory may not be sufficient to prevent an interruption in the availability of AzaSite.

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

A critical factor to our success will be retaining our personnel or recruiting replacement personnel. Competition for skilled individuals in the biotechnology business, particularly in the San Francisco Bay Area is highly intense, and we may not be able to continue to attract and retain personnel necessary for the development of our business. Our ability to attract and retain such individuals may be reduced by our current financial situation and the challenges faced by our Company. The loss of key personnel, the failure to recruit replacement personnel or to develop needed expertise would harm our business.

If we engage in acquisitions, we will incur a variety of costs and the anticipated benefits of the acquisitions may never be realized

We are in the process of pursuing acquisitions of companies, product lines, technologies or businesses that our management believes may be complementary or otherwise beneficial to us. Any of these acquisitions, if completed, could have a negative effect on our business. Future acquisitions may result in substantial dilution to our stockholders, the expenditure of our current cash resources, the incurrence of additional debt and amortization expenses related to goodwill, research and development and other intangible assets. In addition, acquisitions would involve many risks for us, including:

•	assimilating employees, operations, technologies and products from the acquired companies with our existing employees, operations, technologies and products;

•	the potential need for additional funding to support our combined business;

•	diverting our management’s attention from day-to-day operation of our business;

•	entering markets in which we have no or limited direct experience; and

•	potentially losing key employees from the acquired companies.

If we fail to adequately manage these risks we may not achieve the intended benefits from our acquisitions.

The pursuit of a sale of our Company may cause us to incur significant costs and the market price of our securities may suffer increased volatility.

We are in the process of evaluating potential business combinations, including the potential sale of our Company. There can be no assurance that we will be successful in identifying an appropriate business combination or negotiating agreement terms that are favorable to our Company and our stockholders. Even if a business combination is announced publicly, there can be no assurance that we will be successful in concluding the business combination. Moreover, while we are conducting this process, our management’s attention may be diverted from the daily operation of our business and the market price of our securities may be subject to increased volatility due to additional press coverage, news and rumors.

A sale of our Company would involve a majority of our stockholders agreeing to sell or transfer all or a portion of our assets or common stock, resulting in stockholders of an acquiring company obtaining a controlling interest in our Company or business. The sale of our Company, or any change in control of our Company, will likely result in the removal or departure of our present officers and directors and may result in key employee departures, a loss of employee motivation and a loss of Company expertise. In addition, a sale of our Company would trigger certain change in control benefits to certain of our officers, which could reduce the price that a potential acquirer would be willing to pay for us or make it more difficult for us to attract a buyer.

Federal and state tax consequences will, in all likelihood, be a major consideration in any business combination we undertake. We intend to structure any business combination so as to minimize the federal and state tax consequences to our Company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets.

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

We have no experience in commercial manufacturing and if contract manufacturing is not available to us or does not satisfy regulatory requirements, we will have to establish our own regulatory compliant manufacturing capability and may not have the financial resources to do so

We have no experience manufacturing products for Phase 3 and commercial purposes at our own facility. We have a pilot facility licensed by the State of California to manufacture a number of our products for Phase 1 and Phase 2 clinical trials but not for late stage clinical trials or commercial purposes. Any delays or difficulties that we may encounter in establishing and maintaining a relationship with qualified manufacturers to produce, package and distribute our products may harm our clinical trials, regulatory filings, market introduction and subsequent sales of our products.

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

Uncertainties regarding healthcare reform and third-party reimbursement may impair our ability to raise capital, form collaborations and sell our products

The continuing efforts of governmental and third-party payers to contain or reduce the costs of healthcare through various means may harm our business. For example, in some foreign markets, the pricing or profitability of health care products is subject to government control. In the United States, there have been, and we expect there will continue to be, a number of federal and state proposals to implement similar government control. The implementation or even the announcement of any of these legislative or regulatory proposals or reforms could harm our business by reducing the prices we or our partners are able to charge for our products, impeding our ability to achieve profitability, raise capital or form collaborations. In addition, the availability of reimbursement from third-party payers determines, in large part, the demand for healthcare products in the United States and elsewhere. Examples of such third-party payers are government and private insurance plans. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products and third-party payers are increasingly challenging the prices charged for medical products and services. If we or our partners succeed in bringing one or more products to the market, reimbursement from third-party payers may not be available or may not be sufficient to allow the sale of these products on a competitive or profitable basis.

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

Our use of hazardous materials may pose environmental risks and liabilities which may cause us to incur significant costs

Our research, development and manufacturing processes involve the controlled use of small amounts of hazardous solvents used in pharmaceutical development and manufacturing, including acetic acid, acetone, acrylic acid, calcium chloride, chloroform, dimethyl sulfoxide, ethyl alcohol, hydrogen chloride, nitric acid, phosphoric acid and other similar solvents. We retain a licensed outside contractor that specializes in the disposal of hazardous materials used in the biotechnology industry to properly dispose of these materials, but we cannot completely eliminate the risk of accidental contamination or injury from these materials. Our cost for the disposal services rendered by our outside contractor was not material for the years ended 2009, 2008, or 2007, respectively. In the event of an accident involving these materials, we could be held liable for any damages that result and any such liability could exceed our resources. Moreover, as our business develops we may be required to incur significant costs to comply with federal, state and local environmental laws, regulations and policies, especially to the extent that we manufacture our own products.

Management and principal stockholders may be able to exert significant control on matters requiring approval by our stockholders

As of September 30, 2009, our management and principal stockholders (those owning more than 5% of our outstanding shares) together beneficially owned approximately 27% of our shares of common stock. As a result, our management and principal stockholders, acting together or individually, may be able to exert significant control on matters requiring approval by our stockholders, including the election of all or at least a majority of our Board of Directors, the approval of amendments to our charter, and the approval of business combinations and certain financing transactions. In September 2008, a group of our stockholders prevailed in a proxy contest that resulted in the replacement of all members of our Board of Directors.

The market prices for securities of biopharmaceutical and biotechnology companies such as ours have been and are likely to continue to be highly volatile due to reasons that are related and unrelated to our operating performance and progress; we have not paid dividends in the past and do not anticipate doing so in the future

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances, the status of our relationships or proposed relationships with third-party collaborators, the results of testing and clinical trials, the exercise of outstanding options and warrants that could result in dilution to our current holders of common stock, developments in our patents or other proprietary rights or those of our competitors, our own or Inspire’s failure to meet analyst expectations, any litigation regarding the same, technological innovations or new therapeutic products, governmental regulation, or public concern as to the safety of products developed by us or others and general market conditions concerning us, our competitors or other biopharmaceutical companies may have a significant effect on the market price of our common stock. For example, in the twelve months ended September 30, 2009, our closing stock price fluctuated from a high of $0.59 to a low of $0.15. Such fluctuations can lead to securities class action litigation. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

We have not paid any cash dividends on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Our common stock was delisted from the New York Stock Exchange Alternext US

On April 21, 2009, our common stock was delisted from the NYSE Alternext US LLC (the “Exchange”) for our failure to comply with the Exchange’s stockholders equity requirements. Our common stock currently trades on the over-the-counter bulletin board (“OTCBB”) market, although there are no assurances that it will continue to trade on this market. OTC transactions involve risks in addition to those associated with transactions on a stock exchange. The delisting and OTC status could harm the trading volume and liquidity of our common stock and, as a result, the market price for our common stock might become more volatile. The delisting and OTC status could also cause a reduction in the number of investors willing or able to hold or acquire our common stock, transactions in our common stock could be delayed and securities analysts’ and news media coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock. Delisting and OTC status could also make our common stock substantially less attractive as collateral for loans, for investment by potential financing sources under their internal policies or state legal investment laws or as consideration in future capital raising transactions. Furthermore, the delisting and OTC status may have other negative implications, including the potential loss of confidence by suppliers, partners and employees. Our OTC status may also make it more difficult and expensive for us to comply with state and federal securities laws in connection with future financings, acquisitions or equity issuances to employees and other service providers, thereby making it more difficult and expensive for us to raise capital, acquire other businesses using our stock and compensate our employees using equity.

We have adopted and are subject to anti-takeover provisions that could delay or prevent an acquisition of our Company and could prevent or make it more difficult to replace or remove current management

Provisions of our certificate of incorporation and bylaws may constrain or discourage a third party from acquiring or attempting to acquire control of us. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, such provisions could also prevent or make it more difficult for our stockholders to replace or remove current management and could adversely affect the price of our common stock if they are viewed as discouraging takeover attempts, business combinations or management changes that stockholders consider in their best interest. Our Board of Directors has the authority to issue up to 5,000,000 shares of our preferred stock (the “Preferred Stock”). Our Board of Directors has the authority to determine the price, rights, preferences, privileges and restrictions, including voting rights, of the unissued shares of Preferred Stock without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible financings, acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, even if the transaction might be desired by our stockholders. Provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving us, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless conditions set forth in the Delaware General Corporation Law are met. The issuance of Preferred Stock or Section 203 of the Delaware General Corporation Law could also be deemed to benefit incumbent management to the extent that these provisions deter offers by persons who would wish to make changes in management or exercise control over management. Other provisions of our certificate of incorporation and bylaws may also have the effect of delaying, deterring or preventing a takeover attempt or management changes that our stockholders might consider in their best interest. For example, our bylaws limit the ability of stockholders to remove directors and fill vacancies on our Board of Directors. Our bylaws also impose advance notice requirements for stockholder proposals and nominations of directors and prohibit stockholders from calling special meetings or acting by written consent.

If earthquakes and other catastrophic events strike, our business may be negatively affected

Our corporate headquarters, including our research and development and pilot plant operations, are located in the San Francisco Bay area, a region known for seismic activity. A significant natural disaster such as an earthquake would have a material adverse impact on our business, results of operations, and financial condition. If we were able to use the equipment at our contract manufacturing site we could conduct our pilot plant operations although we would incur significant additional costs and delays in our product development timelines.

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

The information required under this Item appears under the heading “Exhibit Index” of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSITE VISION INCORPORATED

Dated: November 12, 2009	by:	/s/ LOUIS DRAPEAU
Louis Drapeau
Interim Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Table

3.1[1]	Restated Certificate of Incorporation as filed with the Delaware Secretary of State on October 25, 1993.

3.2[2]	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 11, 1997.

3.3[2]	Certificate of Correction of the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 26, 1997.

3.4[3]	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock as filed with the Delaware Secretary of State on July 3, 2002.

3.5[4]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on June 3, 1994.

3.7[5]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on July 20, 2000.

3.8[5]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on June 1, 2004.

3.9[6]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on October 23, 2006.

3.10[7]	Amended Bylaws, as amended on June 2, 2008.

4.1	Reference is made to Exhibits 3.1 through 3.10.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Incorporated by reference to an exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.
2	Incorporated by reference to exhibits in the Company’s Registration Statement on Form S-3 (Registration No. 333-36673) as filed with the Securities and Exchange Commission on September 29, 1997.
3	Incorporated by reference to an exhibit in Amendment No. 1 the Company’s Registration Statement on Form S-1 (Registration No. 33-68024) as filed with the Securities and Exchange Commission on September 16, 1993.
4	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 23, 2005 (File Number 333-126084).
5	Incorporated by reference to an exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
6	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
7	Incorporated by reference to an exhibit in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2008.