Form 10-K
period 2009-12-31
INSITE VISION INC
filed 2010-03-12
CIK 802724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

None

Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of registrant’s Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of June 30, 2009 was approximately $28,113,253 (based upon the closing sale price of the Common Stock on the last business day of the registrant’s most recently completed second fiscal quarter). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the Common Stock have been excluded from such calculation as such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock, $0.01 par value, outstanding as of March 8, 2010: 94,748,400.

DOCUMENTS INCORPORATED BY REFERENCE

Listed below is the document incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the Registrant’s definitive proxy statement for the year ended December 31, 2009 (the “Proxy Statement”) to be mailed to stockholders in connection with the solicitation of proxies for the Registrant’s 2010 annual meeting of stockholders (the “Annual Meeting”) are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

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

Our DuraSite sustained drug delivery technology is a proven, patented synthetic polymer-based formulation designed to extend the residence time of a drug relative to conventional topical therapies. It enables topical delivery of a drug as a solution, gel or suspension and can be customized for delivering a wide variety of drug candidates. We are currently focusing our research, development and commercial support efforts on the following topical products formulated with our DuraSite drug delivery technology. We may also utilize our DuraSite technology platform for the formulation of new ocular product candidates using either non-proprietary drugs or compounds originally developed by others for non-ophthalmic indications.

•

AzaSite® (azithromycin ophthalmic solution) 1% is a DuraSite formulation of azithromycin developed as a broad spectrum ocular antibiotic and approved by the U.S. Food and Drug Administration (FDA) in April 2007 to treat bacterial conjunctivitis (pink eye). Additional indications are being pursued by Inspire Pharmaceuticals for this product. AzaSite was commercially launched in the United States by Inspire Pharmaceuticals in August 2007. The key advantages of AzaSite are a significantly reduced dosing regimen leading to better compliance and patient outcome and a lowered probability of bacterial resistance based on high tissue concentration.

•

Besivance™ (besifloxacin ophthalmic suspension) 0.6% is a DuraSite formulation of besifloxacin developed as a broad spectrum ocular antibiotic and approved by the FDA in May 2009 to treat bacterial conjunctivitis (pink eye). Besivance was developed by Bausch & Lomb and commercially launched in the second half of 2009 in the United States. A stated advantage of Besivance is a faster rate of resolution of the infection that may reduce the duration of the illness and the chances of infecting others.

•

ISV-502 is a fixed combination of azithromycin and dexamethasone in the DuraSite vehicle for the treatment of ocular inflammation and infection (blepharitis and/or blepharoconjunctivitis) for which there is no FDA-approved treatment. We completed the first pivotal Phase 3 trial in November 2008 for this product candidate. We met with the FDA to discuss the development pathway for this product candidate.

•	ISV-305 is a DuraSite formulation of dexamethasone in development for the treatment of ocular inflammation. We met with the FDA to discuss the development pathway for this product candidate.

•

ISV-303 is a DuraSite formulation of bromfenac in development for the treatment of post operative inflammation and eye pain. We are currently preparing an Investigational New Drug Application (IND) for this product candidate.

•

ISV-405 is a DuraSite formulation utilizing a higher percentage of azithromycin, and is in preclinical development for the treatment of ocular infection for markets outside the United States. Currently, our ISV-405 activities have been deferred.

Business Strategy.

Our business strategy includes three pillars:

1. Support and expand sales of AzaSite. Working with our North American commercial partner, Inspire Pharmaceuticals, we seek to increase AzaSite sales through a variety of approaches, including the evaluation of AzaSite for additional indications such as blepharitis (inflammation of the eyelid). We are also seeking additional commercial partners outside the United States to market AzaSite, particularly in Asia and Europe.

2. Develop and monetize our pipeline of ocular product candidates. We plan to conduct preclinical and clinical testing of product candidates in our portfolio, and then partner with pharmaceutical companies to complete clinical development, manufacture, and market these products.

3. Evaluate strategic opportunities. We seek to in-license or acquire promising product candidates and technologies from others, then apply our expertise to create novel differentiated ophthalmic product opportunities. We will also evaluate possible merger and acquisition candidates.

Corporate Information. Our principal executive offices are located at 965 Atlantic Avenue, Alameda, California 94501. Our telephone number is (510) 865-8800. We were incorporated in 1986 as a California corporation and reincorporated in Delaware in 1987. We make our periodic and current reports available, free of charge, through our website (http:///www.insitevision.com) under “Investor Relations – SEC Filings” as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC’s Public Reference Room at 100 F Street NE, Washington D.C. or at the SEC’s website at http://www.sec.gov. For information about the SEC’s Public Reference Room, the public may contact 1-800-SEC-0330.

Ophthalmic Anti-Infective Market

Today, eye infections are routinely treated with topical antibiotics as well as antibiotic/corticosteroid fixed combination products. The ocular anti-infective market represented global sales of approximately $1.9 billion in 2009 and comprises two separate product segments:

•	Ocular antibiotic products

•	Ocular antibiotic/corticosteroid fixed combination products

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

•

Acute bacterial conjunctivitis (pink eye) is a common condition experienced by most people at some point in their lives, but is especially prevalent among children. The conjunctiva is the transparent lining on the inside of the eyelids. In bacterial conjunctivitis, bacteria infects this lining, and the white part of the eye may look pink from the inflammation. As it is a contagious condition, immediate treatment is recommended. Our developed ocular antibiotics, AzaSite and Besivance, are targeted at treating this disease with significantly lower dosing than competitor products.

•	Eye-lid infections.

•

Blepharitis is an inflammation of the eyelids, particularly the eyelid margins where the eyelashes grow. It is a common disorder, particularly among the elderly, that results among others from a malfunction of the oil glands at the base of the eyelashes. This malfunction can lead to the growth of bacteria, which can irritate and inflame the eyelids. An eyelid with blepharitis may become itchy and appear red and swollen with scaly, greasy debris along the lid margin. Blepharitis can be a chronic condition that is difficult to treat.

•

Blepharoconjunctivitis occurs when conjunctivitis accompanies blepharitis, as it frequently does. A unilateral or bilateral conjunctivitis that persists for four or more weeks is considered chronic. There is a considerable overlap of symptoms of all types of blepharitis. It frequently leads to associated ocular surface inflammation, including conjunctivitis, function tear deficiency, and keratitis (an inflammation of the cornea which can develop into corneal ulcers). Blepharoconjunctivitis is a disease with no approved drug therapy indicated for the relief of its chronic symptoms. The typical treatment is eye hygiene using lid scrubs, topical and/or systemic antibiotics, and topical corticosteroids. Our fixed combination antibiotic/corticosteroid product candidate, ISV-502, is targeted at this unmet need by treating both the infection and inflammation.

Products and Product Candidates

The following table summarizes the current status of our principal products and product candidates in our development pipeline. A more detailed description of each product and product candidate follows the table.

Principal DuraSite Products and Product Candidates

Active Programs

Product	Indications	Anticipated Benefits	Status
AzaSite	Bacterial conjunctivitis (pink eye)	Broad spectrum macrolide antibiotic with reduced dosing frequency	*Approved and launched in US *Approved in Canada

Besivance	Bacterial conjunctivitis (pink eye)	Broad spectrum fluoroquinolone antibiotic with reduced dosing frequency	*Approved and launched in US

ISV-502	Blepharitis/ Blepharoconjunctivitis	Broad spectrum antibiotic combined with a potent corticosteroid with reduced dosing frequency to treat both inflammation and infection	Pivotal Phase 3(a) trial completed

ISV-305	Ocular inflammation	A potent corticosteroid with reduced dosing frequency to treat inflammation	Phase 3 preparation

ISV-303	Post Operative inflammation and eye pain	A non-steriodal anti-inflammatory with reduced dosing frequency to treat pain and inflammation	Preparing to file an IND with the FDA

ISV-405	Eye infections	Broad spectrum antibiotic with reduced dosing frequency	Preclinical

The DuraSite Product Family of Topical Anti-infectives and Product Candidates

AzaSite: Launched commercially in the United States by Inspire Pharmaceuticals in August 2007 for Bacterial Conjunctivitis (pink eye)

We developed a topical formulation of the antibiotic azithromycin to treat bacterial conjunctivitis and other infections of the eye. Bacterial conjunctivitis is a common ocular surface disease characterized by inflammation of the delicate skin and mucosa on the inside of the eyelids. These bacterial infections are contagious and are generally accompanied by irritation, itching, foreign body sensation, watering, mucus discharge and redness. The bacterial form of the disease is generally more common in children than adults.

Azithromycin has a broad spectrum of antibiotic activity and is widely used to treat respiratory and other infections in its oral and parenteral forms. AzaSite is an eye drop of 1% azithromycin formulated to deliver sufficient tissue concentrations over a seven-day dosing period using our proprietary DuraSite technology. The eye drop is designed to enable superior bactericidal activity against common ocular pathogens and even difficult bacteria such as pseudomonas. We believe the key advantages of AzaSite include its once-a-day dosing after the first two days of treatment and the high and persistent levels of azithromycin achieved in the tissues of the eye. Clinical studies have shown that AzaSite is well tolerated and efficacious. AzaSite was approved by the FDA in April 2007. In August 2007, Inspire Pharmaceuticals commercially launched AzaSite in the United States pursuant to their license from InSite.

In the United States, our commercial partner, Inspire, focuses on ophthalmologists and optometrists who routinely treat eye infections. AzaSite is positioned to compete favorably with the newer fourth generation fluoroquinolones for antibacterial coverage. Further, AzaSite possesses the advantage of reduced dosing frequency that we believe may increase patient compliance and reduce the likelihood of the development of bacterial resistance.

ISV-502: Phase 3 Clinical Trials for Blepharitis/Blepharoconjunctivitis

Expansion of our AzaSite product into a larger franchise includes a fixed combination of azithromycin with dexamethasone for the treatment of blepharitis/blepharoconjunctivitis, an infection of the eyelid and the conjunctiva and one of the most common eye problems in older adults, as well as other ophthalmic infections. In 2006, we completed our preclinical development of this combination product candidate, filed an Investigational New Drug Application (IND) with the FDA and conducted a Phase 1 clinical trial.

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

The Phase 3(a) trials tested a total of 417 patients. The dosing regimen consists of one drop in the eye and one on the eyelid, two times a day for 14 days. The trial design included three treatment arms with the objective of demonstrating the superiority of ISV-502 in treating blepharoconjunctivitis over AzaSite alone or dexamethasone alone.

Results from the Phase 3(a) trial indicated that ISV-502 improved clinical outcomes as compared to treatment with AzaSite alone or dexamethasone alone in bacterial eradication and the reduction of inflammatory signs and symptoms, respectively. However, an evaluation of the data indicated that the trial did not achieve its primary endpoint as defined by the protocol and ISV-502 was very well tolerated.

In April 2009, we discussed the results of this trial with the FDA and, based on this meeting, we developed a pilot study protocol for the treatment of blepharitis that would seek to demonstrate ISV-502’s ability to delay exacerbation and/or recurrence of acute episodes of blepharitis. This study would serve as a basis for revisions to the pivotal Phase 3 clinical trial protocols. The initiation of the pilot study is currently on hold pending the outcome of our evaluation of strategic opportunities and the on-going AzaSite Phase 2 clinical trials in Blepharitis being conducted by Inspire.

ISV-305: Met with the FDA to discuss the development pathway

We developed a topical formulation of the corticosteroid dexamethasone to treat eye inflammation caused by infections, injury, surgery or other conditions. In 2007, we completed our preclinical development of this product candidate. This is a second product candidate originating from the IND filed for ISV-502.

In 2008, we determined that the data from our clinical trial indicated that ISV-305 was well tolerated and no serious adverse events were reported with good efficacy. Treatment-related ocular adverse events were minimal in frequency and equivalent between all groups. There were no significant differences in intraocular pressure between the ISV-305 group and the other group containing dexamethasone after 14 days of treatment.

In 2010, we met with FDA to discuss a development pathway for this product candidate. We will be seeking licensing partners for this product candidate.

ISV-303: Preparing an IND for this product candidate

We developed a topical formulation of the non-steriodal anti-inflammatory bromfenac to treat post operative inflammation in patients who have undergone cataract extraction. In 2010, we completed our preclinical development of this product candidate and we are preparing to file an IND with the FDA.

ISV-405: Pre-clinical Development for Ocular Infections in International Markets

We are in the early stages of developing ISV-405, a product candidate with a higher percentage of azithromycin (2%) as part of its formulation than with AzaSite (1%). ISV-405 is being developed for the treatment of eye infections. We intend to partner this product for markets outside of the United States.

DuraSite Sustained Delivery Technology

At the core of our AzaSite franchise is our proprietary DuraSite drug delivery technology. Our DuraSite sustained drug delivery technology is a synthetic polymer-based formulation designed to extend the residence time of a drug relative to conventional topical therapies. It enables topical delivery of a drug as a solution, gel, or suspension and can be customized for delivering a wide variety of potential drug candidates.

The combination of DuraSite and proven drug products results in differentiated products that have increased efficacy and improved compliance through a reduced dosing frequency that yields better outcomes; lowers the development risk by using the proven DuraSite technology with a proven drug product; and lowers development costs. In addition to its formulation with azithromycin in our AzaSite family of products, our DuraSite technology may be used in the formulation of new ocular product candidates using either non-proprietary drugs or compounds developed by others for non-ophthalmic indications.

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

Regulatory Status. The ingredients in the DuraSite sustained release technology are classified by the FDA as Category 1 GRAS (generally regarded as safe). It has been approved by many pharmacopeias, which helps to facilitate worldwide approvals of drugs that contain it. DuraSite has been used commercially in AquaSite, an ophthalmic product for dry eye syndrome, and in AzaSite, a topical anti-infective product for the treatment of bacterial conjunctivitis. It is also utilized in Bausch & Lomb’s new anti-infective eye drop Besivance, besifloxacin ophthalmic suspension, 0.6%, which was approved by the FDA in May 2009. Bausch & Lomb launched this product in the second half of 2009.

Additional Research and Development Opportunities

In addition to products leveraging our DuraSite technology, we will seek to in-license or acquire promising product candidates and technologies from academic institutions and other companies and to apply our expertise to create novel differentiated ophthalmic product opportunities.

Collaborative, Licensing and Service Agreements

As part of our business strategy, we have entered into, and will continue to pursue additional licensing agreements, corporate collaborations and service contracts. However, there can be no assurance that we will be able to negotiate acceptable collaborative, licensing or service agreements, or that our existing arrangements will be successful, will be renewed or will not be terminated. Below is a description of some of the material agreements.

Shin Poong Pharm Co., Ltd. In December 2007, we entered into an international licensing and distribution agreement for AzaSite with Shin Poong, Seoul, South Korea, one of the top ten South Korean pharmaceutical companies. This was the first international agreement for AzaSite outside of North America. Under the terms of the agreement, we granted exclusive rights to Shin Poong to commercialize AzaSite for ocular bacterial infection in South Korea.

Essex Bio-Technology. In May 2008, we entered into a licensing and distribution agreement for AzaSite with Essex Bio-Technology in the People’s Republic of China. Under the terms of the agreement, we granted exclusive rights to Essex Bio-Technology to commercialize AzaSite for ocular bacterial infection in the People’s Republic of China.

Nitten Pharmaceutical Co., Ltd. In March 2009, we entered into a licensing and distribution agreement for AzaSite with Nitten Pharmaceutical Co., Ltd. in Japan. Under the terms of the agreement, we granted exclusive rights to Nitten to commercialize AzaSite for ocular bacterial infection in Japan and Taiwan.

In all of these agreements, the licensee is responsible for obtaining regulatory approval and will generally pay us a double digit royalty on net sales of AzaSite in these countries, if approved by regulatory authorities. We will be responsible for providing AzaSite inventory to these licensees at a fee set forth in each respective license agreement.

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

Upon the closing of the Inspire License, Inspire paid us license fees and a milestone payment totaling $32 million through FDA approval in April 2007. Inspire also pays us a royalty on net sales. The royalty rate was 20% on net sales in the first two years of commercialization and is now 25%. Inspire is obligated to pay us royalties under the Inspire License for the longer of (i) eleven years from the launch of the first product (August 13, 2007) and (ii) the period during which a valid claim under a patent licensed from us covers a licensed product. For five years after the first year of commercial sale, Inspire is required to pay us the greater of the royalty discussed above or certain tiered minimum royalties. The royalties discussed above are subject to certain reductions in the event of patent invalidity, third party licenses, generic competition and uncured material breach.

Under the Inspire License, we were responsible for obtaining regulatory approval of AzaSite in the U.S. which occurred in April 2007. We subsequently transferred regulatory documentation regarding AzaSite, including the New Drug Application (NDA), to Inspire. We were also responsible for obtaining regulatory approval of AzaSite in Canada. In March 2009, the Therapeutic Products Directorate of Health Canada approved the new drug submission (NDS) for AzaSite in Canada. Within 25 days after obtaining regulatory approval for Canada, we transferred regulatory documentation regarding AzaSite to Inspire. Thereafter, Inspire is responsible for all regulatory obligations and strategies relating to the further development and commercialization of products in each country. Inspire will also be responsible for commercialization in both the U.S. and Canada.

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

During the years ended December 31, 2009, 2008 and 2007, our licensee, Inspire, represented approximately 85%, 100% and 100%, respectively, of our total revenues.

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

Bausch and Lomb Incorporated. In December 2003, we completed the sale of our drug candidate ISV-403 for the treatment of ocular infections to Bausch & Lomb Incorporated or Bausch & Lomb, pursuant to an ISV-403 Purchase Agreement and a License Agreement, or the License Agreement, and collectively, the Asset Sale. The drug candidate ISV-403, Besivance, was developed by Bausch & Lomb. In May 2009, the FDA approved Besivance to treat bacterial conjunctivitis (pink eye). Besivance was launched in the United States by Bausch & Lomb and Pfizer, Inc. in the second half of 2009.

We are entitled to a single-digit royalty on future Besivance net product sales, if any, in all licensed countries, ending upon the later of the expiration of the patent rights underlying Besivance or ten years from the date of the first Besivance product sale by Bausch & Lomb. Bausch & Lomb has assumed all future Besivance development and commercialization expenses and is responsible for all development activities.

The License Agreement provides Bausch & Lomb a license under certain of our patents related to our DuraSite delivery system for use with Besivance and under other non-patented intellectual property used in Besivance. The License Agreement provides for Bausch & Lomb to complete development of the SS734 fluoroquinolone products that combine certain compounds we licensed from SSP Co., Ltd. (SSP) with the DuraSite delivery system and to commercialize any such products. The patent license is exclusive in the particular field of developing, testing, manufacturing, obtaining regulatory approval of, marketing, selling and otherwise disposing of such products. The license of non-patented intellectual property granted to Bausch & Lomb is nonexclusive.

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

Patents and Proprietary Rights

Patents and other proprietary rights are important to our business. Our policy is to file patent applications seeking to protect technology, inventions and improvements to our inventions that we consider valuable. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. Our DuraSite drug delivery products are made under patents and applications, and we have filed a number of patent applications in the United States relating to our DuraSite technology with delivery tips and drug compounds. Of these applications, eight U.S. patents have been issued. We have four U.S. patents on our retinal drug delivery device that have been issued. Three U.S. patents have been issued related to our antibiotic programs with three applications pending. At least seven other patent applications by us relating to the foregoing and other aspects of our business and potential business are also pending. Foreign counterparts of our patents as well have filed/issued in many countries.

The patent positions of pharmaceutical companies, including ours, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, we do not know whether any of our pending patent applications will result in the issuance of patents or if any of our patents will provide significant proprietary protection. Since patent applications are maintained in secrecy until they are published, we cannot be certain that we or any licensor was the first to file patent applications for such inventions or that patents issued to our competitors will not block or limit our ability to exploit our technology. Moreover, we might have to participate in interference proceedings declared by the U.S. Patent and Trademark Office, or USPTO, to determine priority of invention, which could result in substantial cost to us, even if the eventual outcome were favorable. There can be no assurance that our patents will be held valid or enforceable by a court or that a competitor’s technology or product would be found to infringe such patents. See Item 3. “Legal Proceedings.”

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

Research and Development

On December 31, 2009, our research and development staff numbered 7 people, of whom 4 have Ph.D.s. Our research and development expenses for the years ended December 31, 2009, 2008 and 2007 were:

Research and Development Cost by Program

(in millions)

Program	2009	2008	2007
ISV-502	$0.2	$7.6	$2.9
ISV-303	0.2	—	—
AzaSite	0.1	0.2	0.6
ISV-016	—	0.4	0.1
ISV-405	—	0.3	0.1
New products and other	0.1	0.6	0.4
Programs - non-specific	4.8	7.1	6.3

Total	$5.4	$16.2	$10.4

In 2009, program expenses primarily consisted of non-specific program costs which comprised facility, internal personnel, and stock-based compensation costs that are not allocated to a specific development program. The non-specific costs decreased from 2008 due to our corporate restructuring. Our ISV-502 program expenses consisted of ongoing consulting and data analysis pertaining to our Phase 3 clinical trial. Other program activities consisted primarily of new product development and activities related to commercializing AzaSite in international markets.

In 2008, program expenses primarily consisted of non-specific program costs, our ISV-502 Phase 3(a) clinical trial and preparation for the production of Canadian AzaSite registration batches at our contract manufacturing site. Our activities related to ISV-016 mainly consisted of preclinical testing prior to its discontinuation in July 2008. Our ISV-405 activities also mainly related to preclinical experiments. Further development of this program has been deferred. Other program activities consisted primarily of new product development and activities related to commercializing AzaSite in the international markets.

In 2007, program expenses primarily consisted of non-specific program costs and our ISV-502 program activities related to the completion of preclinical studies to support Phase 3 clinical trials, the completion and data analysis of a Phase 1 clinical trial, conduct of a pilot study and the initiation of a Phase 3(a) clinical trial. Our AzaSite program activities included producing United States registration batches at our contract manufacturing site and assembling and filing the application for regulatory approval in Canada. Our activities related to ISV-016 mainly consisted of preclinical testing to support filing of an IND. Our ISV-405 activities mainly related to preclinical experiments. Other program activities consisted primarily of new product development.

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

Our current material collaborators include:

Shin Poong Pharm Co., Ltd. In December 2007, we entered into an international licensing and distribution agreement for AzaSite with Shin Poong, Seoul, South Korea, one of the top ten South Korean pharmaceutical companies. Under the terms of the agreement, we granted exclusive rights to Shin Poong to commercialize AzaSite for ocular bacterial infection in South Korea.

Essex Bio-Technology. In May 2008, we entered into a licensing and distribution agreement for AzaSite with Essex Bio-Technology in the People’s Republic of China. Under the terms of the agreement, we granted exclusive rights to Essex Bio-Technology to commercialize AzaSite for ocular bacterial infection in the People’s Republic of China.

Nitten Pharmaceutical Co., Ltd. In March 2009, we entered into a licensing and distribution agreement for AzaSite with Nitten Pharmaceutical Co., Ltd. in Japan. Under the terms of the agreement, we granted exclusive rights to Nitten to commercialize AzaSite for ocular bacterial infection in Japan and Taiwan.

In all of these agreements, the licensee is responsible for obtaining regulatory approval and will generally pay the Company a double-digit royalty on net sales of AzaSite in these countries, if approved by regulatory authorities. We will be responsible for providing AzaSite inventory to these licensees at a fee per respective agreed upon licensing agreement.

Inspire Pharmaceuticals, Inc. In February 2007, we entered into an exclusive agreement with Inspire under which Inspire obtained the right to exclusively market AzaSite in the United States and Canada. We received a licensing fee, a milestone payment when AzaSite was approved by the FDA and received the first royalty payment based on net sales of the product in the third quarter 2007.

Bausch & Lomb. In December 2003, we sold our ISV-403 product candidate to Bausch & Lomb. Bausch & Lomb has the exclusive marketing rights for the world except for Japan, which were retained by SSP, and shared rights in the rest of Asia with SSP. Bausch & Lomb has also assumed the development and manufacturing responsibilities for the ISV-403 formulation for their sales and distribution and we are entitled to royalties based on net sales of the product, if any. The drug candidate ISV-403, Besivance, was developed by Bausch & Lomb and approved by the FDA in May 2009. Besivance was launched in the United States by Bausch & Lomb and Pfizer, Inc. in the last half of 2009.

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

Our advisors are as follows:

Name	Position

D. Bruce Burlington, M.D.	Consultant, Regulatory

Chandler R. Dawson, M.D.	Emeritus Professor, Department of Ophthalmology, University of California, San Francisco

Syd Gilman, Ph.D.	Partner, Trident Rx Consultant Service

Allan Flach, MD, Pharm D	Director, Evening Ophthalmology Outpatient Unit, UCSF Director, Ophthalmic Clinical Pharmacology, Department of Veterans Affairs, San Francisco

David G. Hwang, M.D.	Professor of Clinical Ophthalmology, Co-Director, Cornea and Refractive Surgery Service, University of California, San Francisco School of Medicine

Henrick K. Kulmala, Ph.D.	Consultant, Pharmaceutical Development

Richard Lindstrom, M.D.	Consultant, Minnesota Eye Consultants

Michael Marmor, M.D.	Professor, Department of Ophthalmology, Stanford University School of Medicine

Marguerite McDonald	Ophthalmic Consultants of Long Island, New York

Gholam Payman, M.D.	Associated Retina Consultants, Phoenix AZ

James G. Shook, Ph.D.	President, Jim Shook Research, Inc.

Christopher Ta, M.D.	Associate Professor of Ophthalmology, Stanford Medical Center

David F. Heniges	Consultant, Commercial

Executive Officers of the Company

As of March 12, 2010, our executive officers were as follows:

Name	Age	Title
Louis Drapeau	66	Interim Chief Executive Officer, Vice President and Chief Financial Officer
Lyle M. Bowman, Ph.D.	61	Vice President, Development
Kamran Hosseini, M.D., Ph.D.	45	Vice President, Clinical Affairs and Chief Medical Officer
Surendra Patel	55	Vice President, Operations

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

Kamran Hosseini joined us in February 2008 as Vice President, Clinical Affairs and Chief Medical Officer. From November 2007 to February 2008, Dr. Hosseini served as the ophthalmic expert at JGB BioPharma consulting for R&D, preclinical, clinical, and business development projects. From May 2005 to October 2007, he was the director of ophthalmology drug delivery programs at Alza Corporation, a member of the Johnson and Johnson Family of Companies, where he provided ophthalmology and visual science expertise for new technology assessment activities aimed at enhancing the drug/device unit pipeline. From November 2003 to May 2005, he was a post doctoral fellow in retinal degenerative diseases at the University of California, San Francisco. Dr. Hosseini received his M.D. from the University of Groningen Faculty of Medicine, The Netherlands; and his Ph.D. as part of a joint program at the University of Texas, Medical Branch in Galveston and the University of Maastricht, The Netherlands.

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

Employees

As of December 31, 2009, we had 10 employees, 8 of whom were full time. None of our employees are covered by a collective bargaining agreement. We believe we have good employee relations. We also utilize independent consultants to provide services in certain areas of our scientific and business operations.

Item 1A.	Risk Factors

It is difficult to evaluate our business because we are in an early stage of commercializing our products, and our technology is untested and successful development of pharmaceutical products is highly uncertain and requires significant expenditures and time

We are in the early stages of commercializing our products. AzaSite received regulatory approval in April 2007 and commercial sales of AzaSite began in the third quarter of 2007. Besivance received regulatory approval in May 2009 and commercial sales of Besivance began in the second half of 2009. We must receive approval in other countries prior to marketing AzaSite in such countries. Before regulatory authorities grant us marketing approval for additional products, we need to conduct significant additional research and development and preclinical and clinical testing and submit a New Drug Application (“NDA”). Successful development of pharmaceutical products is highly uncertain. Products that appear promising in research or development, may be delayed or fail to reach later stages of development or the market for several reasons, including:

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

Results from the Phase 3(a) clinical trial of ISV-502 for the treatment of blepharoconjunctivitis showed improved clinical outcomes as compared to treatment with a corticosteroid alone or antibiotic alone in the reduction of inflammatory signs and symptoms and bacterial eradication, respectively. In addition, ISV-502 was very well tolerated. However, the trial did not achieve its primary endpoint as defined by the protocol. We discussed the results of this trial with the FDA and determined a development plan for ISV-502. The initiation of any further clinical studies of ISV-502 is currently on hold pending the outcome of our evaluation of our strategic opportunities. We cannot assure you that any additional clinical trials for ISV-502 will be conducted or, if conducted, that they will meet the prescribed clinical endpoint as defined in the protocol for that study or that we will ultimately achieve FDA approval for the commercialization of ISV-502.

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

We may not be able to conclude arrangements with third parties to support the commercialization of our products on acceptable terms, or at all, and may not be able to maintain any arrangement that we do enter into. If we pursue a partnership for ISV-502 prior to completing the Phase 3 trials, we will likely receive less favorable economic terms than if we completed successful Phase 3 trials.

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

A patent interference was declared before the Board of Patent Appeals and Interferences on certain U.S. patents covering AzaSite. Regents of the University of California assert that the inventions contained in these patents were made by a former employee of the university alone, and without collaboration with InSite Vision. They are asserting that they own those inventions, and that they are entitled to an award of priority of invention and a judgment that the inventions are not patentable to InSite Vision. InSite Vision believes the University’s assertions are without merit and intends to vigorously contest those assertions. A declaration and adverse outcome of this interference would impact our royalty stream from Inspire for AzaSite.

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

In February 2008, through a wholly-owned subsidiary, we issued $60 million in aggregate principal amount of AzaSite Notes, which are secured principally by royalty payments from future sales of AzaSite in North

America, but not the right to receive such payments and by a pledge by us of all the outstanding equity interest in our subsidiary. If the AzaSite royalty payments are insufficient to repay the AzaSite Notes or if an event of default occurs under the indenture governing the AzaSite Notes, in certain circumstances, we would have to make payments on the AzaSite Notes out of our own cash resources, the royalty payments and our equity interest in our subsidiary may be foreclosed upon and we would lose the potential to receive future royalty payments after the AzaSite Notes are repaid in full and our intellectual property and other rights related to AzaSite. In addition, in connection with the issuance of the AzaSite Notes, we have made certain representations, warranties and covenants to our subsidiary and the holders of the AzaSite Notes (the “Noteholders”). If we breach these representations, warranties or covenants, such breach could trigger an event of default under the indenture and we could also be liable to our subsidiary or the Noteholders for substantial damages in respect of any such breach, which could harm our financial condition and ability to conduct our business as currently planned. See Note 5 of the Consolidated Financial Statements in this report for a more complete description of the terms of the AzaSite Notes.

Inspire’s failure to successfully market and commercialize AzaSite would harm sales of AzaSite and, therefore, would delay or prevent repayment of the AzaSite Notes, which would delay or prevent us from receiving future revenue from sales of AzaSite.

The AzaSite Notes issued by our subsidiary will be repaid solely from royalties on net sales of AzaSite in the United States and Canada by Inspire under the Inspire License Agreement. Inspire has assumed full control of all promotional, sales and marketing activities for AzaSite in these territories, and has sole control over the pricing of AzaSite. Accordingly, royalty payments in respect of net sales of AzaSite in the United States and Canada, if Inspire markets AzaSite in Canada, will be entirely dependent on the actions, efforts and success of Inspire, over whom neither we nor our subsidiary have control. The success of Inspire’s commercialization of AzaSite and the timely repayment of the AzaSite Notes will depend on a number of factors, including:

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

Inspire could experience financial or other difficulties unrelated to AzaSite that could adversely affect the marketing or sale of AzaSite. Moreover, Inspire could change its commercial strategy and deemphasize or sell or sublicense its rights to AzaSite. Neither we nor our subsidiary can prevent Inspire from developing or licensing a product that competes with AzaSite or limiting or withdrawing its support of AzaSite. Our subsidiary’s ability to pay amounts due on the AzaSite Notes may be materially harmed to the extent Inspire fails or is unable to successfully market and sell AzaSite. To the extent that our subsidiary fails to meet its payment obligations, we will have to make such payments out of our own cash resources in order to avoid a default under the AzaSite Notes, which we have done in the past. Our subsidiary again received insufficient royalties to make the interest payment in full that was due on February 15, 2010. We did not make-up this shortfall with our own cash resources. This shortfall in interest payments constitutes a default under the indenture but not an event of default. To the extent that we pay in full the February 15th shortfall (plus interest thereon) by May 15, 2010, we will avoid triggering an event of default under the indenture. To the extent that an event of default occurs, the bondholders could seek available remedies, including foreclosure on our subsidiary. Our ability to receive future revenue from sales of AzaSite is dependent on our subsidiary repaying the AzaSite Notes in a timely fashion. If our subsidiary takes longer than anticipated to repay the AzaSite Notes, or if it defaults on the AzaSite Notes, we may not receive future revenue from AzaSite as currently planned, or at all.

Royalties under the Inspire License Agreement may not be sufficient for our subsidiary to meet its payment obligations under the AzaSite Notes.

Inspire’s obligation to pay royalties on net sales of AzaSite under the Inspire License Agreement expires on a country-by-country basis upon the later of 11 years from the first commercial sale of AzaSite or when the last valid claim under one of our licensed patents covering a subject product under the Inspire License Agreement in the United States and Canada expires. In the United States, first commercial sales occurred in August 2007, therefore, the obligation to pay royalties expires in August 2018. While our subsidiary will be entitled to minimum royalties under the Inspire License Agreement from Inspire for five years after the first year of a commercial sale, such minimum royalties will not be sufficient for our subsidiary to meet its payment obligations under the AzaSite Notes and, therefore, it will be dependent on Inspire’s successful sales and marketing efforts for AzaSite in order for it to receive royalties in excess of these minimum amounts. To the extent that royalties, including minimum royalties, are insufficient for our subsidiary to meet its payment obligations, we will have to make such payments out of our own cash resources in order to avoid a default under the notes, which we have done in the past. In addition, Inspire’s obligation to pay minimum royalties is suspended during any period in which (i) the FDA or any other applicable regulatory authority has required any Inspire licensed product to be withdrawn from the market or the marketing thereof otherwise to be suspended in the United States or (ii) Inspire is unable, despite use of commercially reasonable efforts, to obtain supply of any Inspire licensed product in finished form in commercially reasonable amounts necessary to launch or market such Inspire licensed product in the United States.

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

Louis Drapeau, our vice president and chief financial officer, was appointed to the position of interim chief executive officer in October 2008. The new Board of Directors elected September 23, 2008 commenced a search for a new chief executive officer. While this search has been suspended until we further execute on our strategic priorities, there is no guarantee this search will be successful when, and if, recommenced. There is no guarantee that Mr. Drapeau will remain at our company until a new chief executive officer can be recruited or for an extended period of time. We are currently dependent on Mr. Drapeau and the loss of Mr. Drapeau’s services could significantly delay or prevent the achievement of planned development objectives. Furthermore, the changes in the composition of our Board of Directors and chief executive officer may cause us to lose additional employees and may harm the ability of our senior management team to coalesce, motivate our employees and address the challenges we face. We are also dependent on Dr. Lyle Bowman, our vice president, development. We do not carry a life insurance policy on Mr. Drapeau or on Dr. Bowman.

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

Uncertainties regarding healthcare reform and third-party reimbursement may impair our ability to raise capital, form collaborations and sell our products

The continuing efforts of governmental and third-party payers to contain or reduce the costs of healthcare through various means may harm our business. For example, in some foreign markets, the pricing or profitability of healthcare products is subject to government control. In the United States, there have been, and we expect there will continue to be, a number of federal and state proposals to implement similar government control. The implementation or even the announcement of any of these legislative or regulatory proposals or reforms could harm our business by reducing the prices we or our partners are able to charge for our products, impeding our ability to achieve profitability, raise capital or form collaborations. In addition, the availability of reimbursement from third-party payers determines, in large part, the demand for healthcare products in the United States and elsewhere. Examples of such third-party payers are government and private insurance plans. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products and third-party payers are increasingly challenging the prices charged for medical products and services. If we or our partners succeed in bringing one or more products to the market, reimbursement from third-party payers may not be available or may not be sufficient to allow the sale of these products on a competitive or profitable basis.

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

Management and principal stockholders may be able to exert significant control on matters requiring approval by our stockholders

As of December 31, 2009, our management and principal stockholders (those owning more than 5% of our outstanding shares) together beneficially owned approximately 27% of our shares of common stock. As a result, our management and principal stockholders, acting together or individually, may be able to exert significant control on matters requiring approval by our stockholders, including the election of all or at least a majority of our Board of Directors, the approval of amendments to our charter, and the approval of business combinations and certain financing transactions. In September 2008, a group of our stockholders prevailed in a proxy contest that resulted in the replacement of all members of our Board of Directors.

The market prices for securities of biopharmaceutical and biotechnology companies such as ours have been and are likely to continue to be highly volatile due to reasons that are related and unrelated to our operating performance and progress; we have not paid dividends in the past and do not anticipate doing so in the future

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances, the status of our relationships or proposed relationships with third-party collaborators, the results of testing and clinical trials, the exercise of outstanding options and warrants that could result in dilution to our current holders of common stock, developments in our patents or other proprietary rights or those of our competitors, our own or Inspire’s failure to meet analyst expectations, any litigation regarding the same, technological innovations or new therapeutic products, governmental regulation, or public concern as to the safety of products developed by us or others and general market conditions concerning us, our competitors or other biopharmaceutical companies may have a significant effect on the market price of our common stock. For example, in the twelve months ended December 31, 2009, our closing stock price fluctuated from a high of $0.59 to a low of $0.15. Such fluctuations can lead to securities class action litigation. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

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

The Company is subject to various claims and legal actions during the ordinary course of its business. On November 30, 2009, a patent interference was declared before the Board of Patent Appeals and Interferences on certain U.S. patents covering AzaSite. Regents of the University of California assert that the inventions contained in these patents were made by a former employee of the university alone, and without collaboration with InSite Vision. They are asserting that they own those inventions, and that they are entitled to an award of priority of invention and a judgment that the inventions are not patentable to InSite Vision. InSite Vision believes the University’s assertions are without merit and intends to vigorously contest those assertions.

We believe that there are currently no other claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

Item 4.	Submission of Matters to a Vote of Security Holders.

On December 16, 2009, we held our Annual Meeting of Stockholders at which the stockholders approved:

(1) The election of Evan S. Melrose, M.D., Rick D. Anderson, Timothy P. Lynch, Timothy McInerney, Robert O’Holla and Anthony J. Yost to our Board of Directors to serve until the next annual meeting or until their successors are elected and qualified. The following directors received the number of votes set opposite their respective names:

Name	For	Withheld
Evan S. Melrose, M.D.	65,703,554	10,423,703
Rick D. Anderson	65,418,860	10,708,397
Timothy P. Lynch	65,501,052	10,626,205
Timothy McInerney	65,511,907	10,615,350
Robert O’Holla	65,538,858	10,588,399
Anthony J. Yost	65,499,156	10,628,101

(2) The ratification of our audit committee’s appointment of Burr, Pilger & Mayer LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009. Such proposal received 62,674,722 votes for ratification, 2,419,640 votes against ratification and 1,673,018 abstentions.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since April 21, 2009, our common stock has traded on the over-the-counter bulletin board (“OTCBB”) market under the symbol “INSV.” From September 30, 2008 to April 20, 2009, our common stock traded on The New York Stock Exchange Alternext US under the symbol “ISV.” From June 10, 1998 to September 29, 2008, our common stock was traded on The American Stock Exchange under the symbol “ISV”. The New York Stock Exchange Euronext acquired the American Stock Exchange on September 30, 2008. From our initial public offering on October 18, 1993 until June 9, 1998, our common stock traded on The Nasdaq National Market under the symbol “INSV.” Prior to our initial public offering, there was no public market for our common stock. The following table sets forth the high and low closing sales prices for our common stock as reported by the OTCBB, The New York Stock Exchange Alternext US or The American Stock Exchange for the periods indicated. These prices do not include retail mark-ups, mark-downs or commissions.

2009	High	Low
First Quarter	0.26	0.15
Second Quarter	0.59	0.26
Third Quarter	0.44	0.34
Fourth Quarter	0.47	0.36

2008	High	Low
First Quarter	0.87	0.57
Second Quarter	0.71	0.53
Third Quarter	0.66	0.43
Fourth Quarter	0.47	0.18

Dividends

We have never declared or paid dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. It is the present policy of our Board of Directors to retain our earnings, if any, for the development of our business.

Other Information

Information regarding employee stock-based compensation is provided in Note 9 in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. The remaining information required by this Item will be included in our Proxy Statement and such required information is incorporated herein by reference.

As of March 8, 2010, we had approximately 183 stockholders of record of our Common Stock. On March 8, 2010, the last sale price reported on the OTCBB for our common stock was $0.48 per share.

Stock Performance Graph

The following graph compares the percentage change in (i) the cumulative total stockholder return on our common stock from December 31, 2004 through December 31, 2009 with (ii) the cumulative total return on (a) the American Stock Exchange (U.S. Index) and (b) the American Stock Exchange (biotech) index. The comparison assumes (i) an investment of $100 on December 31, 2004 in each of the foregoing indices and (ii) reinvestment of dividends, if any.

The stock price performance shown on the graph below represents historical price performance and is not necessarily indicative of any future stock price performance.

	ISV	AMEX	AMEX BIOTECH
12/31/04	100	100	100
12/31/05	94	123	125
12/31/06	176	143	139
12/31/07	85	168	145
12/31/08	23	97	119
12/31/09	43	127	173

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

The comparability of the following selected financial data is affected by a variety of factors, and this data is qualified by reference to and should be read in conjunction with the audited consolidated financial statements and notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Annual Report on Form 10-K. The following table sets forth selected consolidated financial data for us for the five years ended December 31, 2009 (in thousands except per share amounts):

	Year Ended December 31,
(in thousands, except per share data)	2009	2008	2007	2006	2005
Consolidated Statements of Operations Data
Revenues:
Royalties	$8,000	$3,596	$701	$—	$—
Licensing fee, milestone amortization and other	1,798	10,110	23,060	2	4

Total revenues	9,798	13,706	23,761	2	4

Expenses:
Research and development	5,436	16,242	10,384	8,890	10,690
General and administrative	5,792	8,251	6,760	6,182	4,510
Cost of revenues, principally royalties to third parties	1,549	630	982	28	14
Severance	527	1,909	—	—	—
Impairment	615	—	—	—	—

Total expenses	13,919	27,032	18,126	15,100	15,214
Interest expense and other, net	(10,034)	(7,984)	(100)	(1,513)	(5)

Net income (loss)	$(14,155)	$(21,310)	$5,535	$(16,611)	$(15,215)

Net income (loss) per share:
Earnings (loss) per share—basic	$(0.15)	$(0.23)	$0.06	$(0.19)	$(0.21)

Earnings (loss) per share—diluted	$(0.15)	$(0.23)	$0.06	$(0.19)	$(0.21)

	As of December 31,
(in thousands)	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$24,721	$37,456	$11,532	$986	$4,027
Working capital, exclusive of deferred revenues	22,816	35,068	9,589	(6,836)	(3,424)
Total assets	32,246	44,943	15,012	2,439	5,079
Secured notes payable	60,000	60,000	—	—	—
Accumulated deficit	(182,992)	(168,837)	(147,527)	(153,062)	(136,451)
Total stockholders’ equity (deficit)	$(33,033)	$(19,506)	$746	$(6,302)	$(2,545)

No cash dividends have been declared or paid by us since our inception.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 8 of this Form 10-K.

Overview

We are an ophthalmic product development company committed to advancing ophthalmic pharmaceutical products to address unmet eye care needs. Our current portfolio of products is based on our proprietary DuraSite® drug delivery technology.

Our DuraSite® sustained drug delivery technology is a proven, patented synthetic polymer-based formulation designed to extend the residence time of a drug relative to conventional topical therapies. It enables topical delivery of a drug as a solution, gel or suspension and can be customized for delivering a wide variety of drug candidates. We have focused our research and development and commercial support efforts on the following topical products formulated with our DuraSite® drug delivery technology. We may also utilize our DuraSite technology platform for the formulation of new ocular product candidates using either non-proprietary drugs or compounds originally developed by others for non-ophthalmic indications.

•

AzaSite® (azithromycin ophthalmic solution) 1% is a DuraSite formulation of azithromycin, was developed to serve as a broad spectrum ocular antibiotic and approved by the FDA in April 2007 to treat bacterial conjunctivitis (pink eye); and launched in the United States by Inspire Pharmaceuticals in August 2007. Additional indications are being pursued by Inspire Pharmaceuticals for this product. The key advantages are a significantly reduced dosing regimen leading to better compliance and outcome, with a broad spectrum antibiotic, and a lowered probability of bacterial resistance based on high tissue concentration.

•

BesivanceTM (besifloxacin ophthalmic suspension) 0.6% is a DuraSite formulation of besifloxacin developed as a broad spectrum ocular antibiotic and approved by the FDA in May 2009 to treat bacterial conjunctivitis (pink eye). Besivance was developed by Bausch & Lomb and launched in the United States in the second half of 2009. A stated advantage of Besivance is a faster rate of resolution of the infection that may reduce the duration of the illness and reduce the chances of infecting others.

•

ISV-502 is a fixed combination of azithromycin and dexamethasone in the DuraSite vehicle for the treatment of ocular inflammation and infection (blepharitis and/or blepharoconjunctivitis) for which there is no FDA approved indicated treatment; we completed the first pivotal Phase 3 trial in November 2008.

•	ISV-305 is a DuraSite formulation of dexamethasone in development for the treatment of ocular inflammation. We met with the FDA to discuss the development pathway for this product candidate.

•

ISV-303 is a DuraSite formulation of bromfenac in development for the treatment of post operative inflammation and eye pain. We are currently preparing an Investigational New Drug Application (IND) for this product candidate.

•	ISV-405 is a DuraSite formulation with a higher percentage of azithromycin, is in preclinical development for the treatment of ocular infection for markets outside the United States.

Major Developments and Events in 2009

Our major developments and events in 2009 included:

•	entrance into an international licensing agreement with Nitten in March 2009 to commercialize AzaSite for ocular bacterial infection in Japan and Taiwan;

•	announcement of a new corporate strategy to monetize our Durasite related assets and acquire new ophthalmic products for development;

•	continuation of a restructuring plan that reduced our personnel by approximately 72% through December 2009;

•	meeting with the FDA to discuss results from our first Phase 3 clinical trial of ISV-502 and determination of a development plan for ISV-502;

•	approval from the FDA for Bausch & Lomb’s drug Besivance in which we will receive single-digit royalties from global net sales; and

•	increased sales of AzaSite by Inspire in the United States.

Business Strategy

Our business strategy consists of the following three pillars:

1.	Support and expand sales of AzaSite. Working with our North American commercial partner, Inspire Pharmaceuticals, we seek to increase AzaSite sales through a variety of approaches, including the evaluation of AzaSite for additional indications such as blepharitis, or inflammation of the eyelid. We are also seeking additional commercial partners outside the United States to market AzaSite, particularly in Asia and Europe.

2.	Develop and monetize our pipeline of ocular product candidates. We plan to conduct preclinical and clinical testing of product candidates in our portfolio, and then partner with pharmaceutical companies to complete clinical development, manufacture, and market these products.

3.	Evaluate strategic opportunities. We seek to in-license or acquire promising product candidates and technologies from others, then apply our expertise to create novel differentiated ophthalmic product opportunities. We will also evaluate possible merger and acquisition candidates.

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

The Company recognizes revenue when four basic criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. The Company has arrangements with multiple elements. The Company analyzes its multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of. An item can generally be considered a separate unit of accounting if all of the following criteria are met: the delivered item(s) has value to the customer on a stand-alone basis; there is objective and reliable evidence of the fair value of the undelivered items(s); and if the arrangement includes a general right of return and delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Items that cannot be divided into separate units are combined with other units of accounting, as appropriate. Consideration received is allocated among the separate units based on their respective fair values or based on the residual value method and is recognized in full when the criteria are met. The Company deems service to be rendered if no continuing obligation exists on the part of the Company.

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

For the year ended December 31, 2007, we generated net income and were able to offset it with our accumulated net operating losses, or NOLs. For the years ended December 31, 2008 and December 31, 2009, we generated net losses and, accordingly, did not record a provision for income taxes. As of December 31, 2009, our total deferred tax assets were $61.0 million. The deferred tax assets were primarily comprised of federal and state tax NOL carryforwards. Due to uncertainties surrounding our ability to continue to generate future taxable income to realize these tax assets, a full valuation allowance has been established to offset our deferred tax assets. Additionally, the future utilization of our NOL carryforwards to offset future taxable income is subject to an annual limitation as a result of ownership changes that have occurred previously and may be further impacted by future ownership changes. As necessary, the deferred tax assets have been reduced by any carryforwards that expire prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance. These carryforwards may be further reduced if we have any additional ownership changes in the future.

Stock-Based Compensation. We granted stock-based awards to eligible employees and directors to purchase shares of our common stock under our stock compensation plan approved in 1994 (the 1994 Plan) and its successor the 2007 Performance Incentive Plan (the 2007 Plan). In addition, we have a qualified employee stock purchase plan (Purchase Plan) in which eligible employees may elect to withhold up to 15% of their compensation to purchase shares of our common stock on a quarterly basis at a discounted price equal to 85% of the lower of the employee’s offering price or the closing price of the stock on the date of purchase. In August 2009, the Purchase Plan was suspended. The benefits provided by these plans qualify as stock-based compensation which requires us to recognize compensation expense based on their estimated fair values determined on the date of grant for all stock-based awards granted, modified or cancelled.

We estimate the fair value of share-based awards on the date of grant using the Black-Scholes option-pricing method (Black-Scholes method). The determination of fair value of share-based awards using an option-pricing model requires the use of certain estimates and assumptions that affect the reported amount of share-based compensation cost recognized in our Consolidated Statements of Income. These include estimates of the expected term of share-based awards, expected volatility of our stock price, expected dividends and the risk-free interest rate. These estimates and assumptions are highly subjective and may result in materially different amounts should circumstances change and we employ different assumptions in future periods.

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

Results of Operations

Revenues.

We had total revenues of $9.8 million, $13.7 million, and $23.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. In 2009, $8.0 million of our revenues represented royalties from net sales of AzaSite by Inspire. The $4.4 million increase in royalty revenues from the prior year was primarily due to a 91% increase of AzaSite sales in the United States. In addition, the royalty rate for AzaSite increased from 20% to 25% in July 2009. In 2009, international AzaSite license fees accounted for $1.4 million of total revenues. The remainder of our 2009 revenues represented sales of materials to Inspire under the Supply Agreement and contract services provided to Inspire related to their AzaSite activities. In 2008, $10.0 million of our revenues primarily represented the non-cash amortization of the license fee for AzaSite. The amortization period for the license fee from Inspire for AzaSite ended in April 2008. In 2008, $3.6 million of our revenues represented royalties from net sales of AzaSite by Inspire. The remaining revenue in 2008 represented contract services provided to Inspire related to its AzaSite activities. In 2007, $22.1 million of our revenues represented the amortization of the license fee and milestone payments for AzaSite that we received from Inspire in February and April 2007, respectively. In 2007, $0.7 million of our revenues represented royalties from net sales of AzaSite launched by Inspire in August 2007. The remainder of our 2007 revenues represented sales of materials to Inspire under the Supply Agreement, sales of our AzaSite finished goods inventory to Inspire and contract services provided to Inspire related to their AzaSite activities.

Research and development.

Our research and development activities can be separated into two major segments, research and clinical development. Research includes activities involved in evaluating a potential product, related preclinical testing and manufacturing. Clinical development includes activities related to filings with the FDA and the related human clinical testing required to obtain marketing approval for a potential product. We estimate that the following represents the approximate cost of these activities for 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Research	$4,407	$7,286	$4,372
Clinical development	1,029	8,956	6,012

Total research and development	$5,436	$16,242	$10,384

Research and development expenses were $5.4 million in 2009. In 2009, our activities primarily consisted of non-specific program costs which comprised facility, internal personnel, and stock-based compensation costs that are not allocated to a specific development program. The non-specific costs decreased from 2008 due to our corporate restructuring which occurred in December 2008 and March 2009. Our ISV-502 program expenses in 2009 consisted primarily of ongoing consulting and data analysis pertaining to our Phase 3 clinical trial.

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

Our future research and development expenses will depend on the results and magnitude or scope of our clinical, preclinical and research activities and requirements imposed by regulatory agencies. Accordingly, our research and development expense may fluctuate significantly from period to period. In addition, if we in-license or out-license rights to product candidates, our research and development expenses may fluctuate significantly from prior periods.

General and administrative.

General and administrative expenses decreased to $5.8 million in 2009 from $8.3 million in 2008. This decrease primarily reflected legal and other expenses related to our proxy contest in 2008. In addition, we incurred lower personnel-related expenses due to our corporate restructuring.

General and administrative expenses increased to $8.3 million in 2008 from $6.8 million in 2007. This increase is primarily due to legal and other expenses related to our proxy contest.

Cost of revenues.

Our cost of revenues were $1.5 million, $0.6 million and $1.0 million for 2009, 2008 and 2007, respectively. Cost of revenues for 2009 was primarily comprised of royalties accrued for third parties, including Pfizer, based on AzaSite revenues from Inspire and the cost of the azithromycin supplied to Inspire under the Supply Agreement. Cost of revenues for 2008 was comprised of royalties accrued for third parties, including Pfizer, based on AzaSite revenues from Inspire. Cost of revenues for 2007 reflects royalties accrued for third parties, including Pfizer, through December 31, 2007, the cost of the azithromycin supplied to Inspire under the Supply Agreement and the cost of the AzaSite inventory sold to Inspire.

Severance.

Severance expenses were $0.5 million and $1.9 million in 2009 and 2008, respectively, which were associated with our corporate restructuring that was announced in 2008. As of December 31, 2009, the restructuring plan reduced our personnel by 39 employees.

Interest expense and other, net.

Interest expense and other, net, was an expense of $10.0 million, $8.0 million and $100,000 in 2009, 2008 and 2007, respectively. The expense in 2009 and 2008 was primarily due to the interest expense on the $60 million non-convertible, non-recourse promissory notes issued (the “AzaSite Notes”) in February 2008 and related amortization of the debt issuance costs incurred from our issuance of the AzaSite Notes. The interest expense was partially offset by the interest income on our higher cash and cash equivalents and short-term investments balance. The expense in 2007 was primarily due to short-term notes that were repaid in February 2007.

Liquidity and Capital Resources

In recent years, we have financed our operations primarily through private placements of equity securities, debt financings and payments from corporate collaborations. For the year ended December 31, 2008, we financed our operations primarily from the issuance of the AzaSite Notes. At December 31, 2008, our cash and cash equivalents were $37.5 million. At December 31, 2009, our cash, cash equivalents and short-term investments were $24.7 million, a decrease of $12.8 million from the prior year. It is our policy to invest our cash and cash equivalents in highly liquid securities, such as interest-bearing money market funds, treasury and federal agency notes. The current uncertain credit markets may affect the liquidity of such money market funds or other cash investments.

For the year ended December 31, 2009 and December 31, 2008, cash used by operating activities was $12.7 million and $29.5 million, respectively. For the year ended December 31, 2007 cash provided for operating activities was $18.2 million. In 2007, we received $32 million in license and milestone payments from Inspire for AzaSite. In 2008, $9.9 million represented the non-cash amortization of deferred revenue (license fee) and $22.1 million was amortized in 2007.

Cash used in investing activities was $17.5 million, $0.5 million and $1.0 million, for 2009, 2008 and 2007, respectively. In 2009, we invested $17.5 million in short-term investments. In 2008 and 2007, activities primarily related to cash outlays for additions to laboratory and other equipment.

Cash used in financing activities was $7,000 for 2009. Cash provided by financing activities was $55.8 million for 2008, reflecting the net proceeds from the issuance of the AzaSite Notes. Cash used in financing activities was $6.6 million for 2007, primarily due to the repayment of short-term notes payable in February 2007 and prepayment of debt issuance costs related to the AzaSite Notes.

The tables below set forth the amount of cash that we raised for fiscal years 2009 through 2007 from warrant and option exercises, stock purchases under our employee stock purchase plan, and debt financings.

Cash received from Warrant and Option Exercises and Employee Stock Purchase Plans

Year	Net Proceeds
2009	$9,000
2008	$28,000
2007	$512,000

Cash Received from Private Placement of Notes

Date	Net Proceeds	Type of Notes	Interest Rates and Terms	Maturity Date
February 2008	$55.3 million	Long-Term Secured Notes	16% through May 15, 2019	May 15, 2019

In February 2008, our wholly-owned subsidiary, Azithromycin Royalty Sub, LLC completed a private placement of $60.0 million in aggregate principal amount of non-convertible, non-recourse secured promissory notes due in 2019. Net proceeds from the financing were approximately $55.3 million after transaction costs of approximately $4.7 million. In addition, $5.0 million of the proceeds was set aside for interest reserves. The annual interest rate on the notes is 16% with interest payable quarterly in arrears beginning May 15, 2008. The notes are secured by, and will be repaid from, royalties to be paid to us by Inspire Pharmaceuticals from sales of AzaSite in the United States and Canada. The secured notes payable are non-recourse to InSite Vision Incorporated. When the AzaSite royalties received for any quarter exceed the interest payments and certain expenses due that quarter, the excess will be applied to the repayment of principal of the notes until the notes have been paid in full. Any shortfall of interest payments from the royalty payments will be paid out of the interest reserves. As of December 31, 2009, no balance remained on the interest reserve. Further shortfalls, if any, may be paid by us at our option to avoid default under the agreement. The notes may be redeemed at our option, subject to the payment of a redemption premium through May 2012. As of December 31, 2009, the $60.0 million of secured notes payable is classified as long-term.

Our future capital expenditures and requirements will depend on numerous factors, including the progress of our clinical testing, research and development programs and preclinical testing, the time and costs involved in obtaining regulatory approvals, our ability to successfully commercialize any products that we may launch in the future, our ability to establish collaborative arrangements, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in our existing collaborative and licensing relationships, acquisition of new businesses, products and technologies, the completion of commercialization activities and arrangements, and the purchase of additional property and equipment.

We anticipate no material capital expenditures to be incurred for environmental compliance in fiscal year 2010. Based on our environmental compliance record to date, and our belief that we are current in compliance with applicable environmental laws and regulations, environmental compliance is not expected to have a material adverse effect on our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. Some of these amounts are based on management’s estimates and assumptions about these obligations including their duration, the possibility of renewal and other factors. Because these estimates are necessarily subjective, our actual payments in the future may vary from those listed in this table.

	Payments due by period (in thousands)
	Total	Less than 1 year	2-3 years	4-5 Years	More than 5 years
Capital Lease Obligations (1)	$23	$18	$5	$—	$—
Facilities Lease Obligations (2)	3,243	775	1,620	848	—
Licensing agreement obligations (3)	8,400	1,260	4,480	2,660	—
Secured Notes Payable (4)	60,000	—	8,848	8,156	42,996
Interest Payments on Secured Notes Payable (5)	74,006	9,600	18,672	15,064	30,670

Total commitments	$145,672	$11,653	$33,625	$26,728	$73,666

(1)	We lease our telephones and telephone equipment under two capital lease agreements which expire in 2011.
(2)	We lease our facilities under a non-cancelable operating lease that expires in 2013.

(3)	We have entered into certain license agreements that require us to make minimum royalty payments for the life of the licensed patents. The life of the patents which may be issued and covered by the license agreements cannot be determined at this time, but the minimum royalties due under certain of these agreements are as noted for 2010 through 2013.
(4)	Principal repayments are limited to royalties received from Inspire Pharmaceutical from sales of AzaSite in the United States and Canada. When the AzaSite royalties received for any quarter exceed the interest payments and certain expenses due that quarter, the excess will be applied to the repayment of principal of the notes until the notes have been paid in full. Future payments represent an estimate of expected principal repayments based on minimum royalty income covered by the agreement. The note is due in 2019.
(5)	Interest repayments represent an estimate based on expected principal repayments.

Recent Accounting Pronouncements

In December 2007, the FASB issued a standard that expands the definitions of a business combination and includes the issuance of equity securities to be determined on the acquisition date, be recorded at fair value at the acquisition date; all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; acquisition costs generally be expensed as incurred; restructuring costs generally be expensed in periods subsequent to the acquisition date; and changes be made in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. Upon the Company’s adoption of the standard, any subsequent changes to the Company’s acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill, regardless of the acquisition date of the associated business combination. Rather, those changes will typically be recognized as an adjustment to income tax expense. The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard does not have an impact on the Company’s consolidated financial position and results of operations, although it would have an effect on the reporting of any acquisitions consummated in the future.

In April 2009, the FASB issued a standard that requires disclosures about fair value of financial instruments in financial statements for interim reporting periods of publicly traded companies, as well as in annual financial statements. The standard is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the standard during the period ended June 30, 2009. The adoption of the standard did not impact the Company’s consolidated financial position and results of operations, other than requiring additional disclosures.

In May 2009 and as amended in February 2010, the FASB issued a standard that establishes general accounting standards for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. The standard is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the standard during the period ended June 30, 2009. The adoption of the standard did not impact the Company’s consolidated financial position, results of operations, and other required disclosures.

In June 2009, the FASB issued a standard that primarily requires an entity to perform an analysis to determine whether variable interests give the Company a controlling interest in a variable interest entity. In addition, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when it has the power to direct activities that most significantly impact the entity’s economic performance. The standard is effective for annual reporting periods beginning after November 15, 2009, early adoption is prohibited. The Company expects that the adoption of the standard will not materially impact the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued a standard that would require the FASB Accounting Standards Codification to serve as the single source of authoritative non-governmental Generally Accepted Accounting Principles in the United States. Accordingly, all other accounting literature not included is considered non-authoritative. The standard is effective on a prospective basis for interim and annual periods ending after September 15, 2009. The Company adopted the standard during the period ended September 30, 2009. The adoption did not impact the Company’s financial position or results of operations.

In October 2009, the FASB issued a standard that requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. The standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The Company is currently evaluating the impact to the Company’s financial position and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates.

We have long-term debt with fixed interest rates. As a result, our exposure to market risk caused by fluctuations in interest rates is minimal. Our borrowings outstanding as of December 31, 2009 was $60 million and the interest rate was 16%. If the market interest rates increased by 10% from the December 31, 2009 levels, it would not result in an increase in interest expense. As of December 31, 2009, the face value of our long-term debt was estimated to be approximately the fair value based on current market rates.

The securities in our investment portfolio are not leveraged and are subject to minimal interest rate risk. Due to their original maturities of twelve months or less, the securities are classified as cash and cash equivalents or short-term investments. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio. While a hypothetical decrease in market interest rates by 10 percent from the December 31, 2009 levels would cause a decrease in interest income, it would not result in loss of principal.

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

The following Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm are included on the pages that follow:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

InSite Vision Incorporated

We have audited the accompanying consolidated balance sheets of InSite Vision Incorporated and its subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor have we been engaged to perform, an audit of the company’s internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InSite Vision Incorporated as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

March 12, 2010

INSITE VISION INCORPORATED

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share amounts)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$7,222	$37,456
Short-term investments	17,499	—
Accounts receivable	3,137	1,455
Prepaid expenses and other current assets	157	212

Total current assets	28,015	39,123

Property and equipment, at cost:
Laboratory and other equipment	955	1,744
Leasehold improvements	29	292
Furniture and fixtures	33	177

	1,017	2,213
Accumulated depreciation	708	734

	309	1,479

Debt issuance costs, net	3,922	4,341

Total assets	$32,246	$44,943

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$286	$1,162
Accrued liabilities	360	729
Accrued compensation and related expense	968	638
Accrued royalties	647	326
Accrued interest	2,938	1,200
Deferred revenues	75	373

Total current liabilities	5,274	4,428
Capital lease obligation, less current portion	5	21
Secured notes payable	60,000	60,000

Total liabilities	65,279	64,449

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized; 94,738,400 and 94,681,618 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	947	947
Additional paid-in capital	149,012	148,384
Accumulated deficit	(182,992)	(168,837)

Total stockholders’ deficit	(33,033)	(19,506)

Total liabilities and stockholders’ deficit	$32,246	$44,943

See accompanying notes to consolidated financial statements.

INSITE VISION INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share amounts)	2009	2008	2007
Revenues:
Royalties	$8,000	$3,596	$701
Licensing fee and milestone amortization	1,423	9,972	22,080
Other product and service revenues	375	138	980

Total revenues	9,798	13,706	23,761

Expenses:
Research and development (a)	5,436	16,242	10,384
General and administrative (a)	5,792	8,251	6,760
Cost of revenues, principally royalties to third parties	1,549	630	982
Severance	527	1,909	—
Impairment	615	—	—

Total expenses	13,919	27,032	18,126

Income (loss) from operations	(4,121)	(13,326)	5,635
Interest expense and other, net	(10,034)	(7,984)	(100)

Net income (loss)	$(14,155)	$(21,310)	$5,535

Net income (loss) per share:
Earnings (loss) per share—basic	$(0.15)	$(0.23)	$0.06

Earnings (loss) per share—diluted	$(0.15)	$(0.23)	$0.06

Weighted average shares used in per-share calculation:
—Basic	94,710	94,607	94,168

—Diluted	94,710	94,607	100,110

(a) Includes the following amounts related to stock- based compensation:
Research and development	$319	$290	$282
General and administrative	300	740	719

See accompanying notes to consolidated financial statements.

INSITE VISION INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
(in thousands, except per share amounts)	Shares	Amount
Balances, December 31, 2006	93,284,934	$933	$145,827	$(153,062)	$(6,302)
Issuance of common stock from exercise of options and employee stock purchase plan	159,017	2	107	—	109
Issuance of common stock from exercise of warrants, net of issuance costs	1,141,498	11	392	—	403
Employee stock compensation	—	—	979	—	979
Non-employee stock compensation	—	—	22	—	22
Net income	—	—	—	5,535	5,535

Balances, December 31, 2007	94,585,449	946	147,327	(147,527)	746
Issuance of common stock from employee stock purchase plan	96,169	1	27	—	28
Employee stock compensation	—	—	1,018	—	1,018
Non-employee stock compensation	—	—	12	—	12
Net loss	—	—	—	(21,310)	(21,310)

Balances, December 31, 2008	94,681,618	947	148,384	(168,837)	(19,506)
Issuance of common stock from employee stock purchase plan	56,782	—	9	—	9
Employee stock compensation	—	—	616	—	616
Non-employee stock compensation	—	—	3	—	3
Net loss	—	—	—	(14,155)	(14,155)

Balances, December 31, 2009	94,738,400	$947	$149,012	$(182,992)	$(33,033)

See accompanying notes consolidated financial statements.

INSITE VISION INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES:
Net income (loss)	$(14,155)	$(21,310)	$5,535
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	584	413	236
Impairment of assets	615	—	—
(Gain) loss on sale of assets	1	(8)	(1)
Amortization of deferred debt issuance costs	419	361	22
Stock-based compensation	619	1,030	1,001
Changes in operating assets and liabilities:
Accounts receivable	(1,682)	(736)	(719)
Prepaid expenses and other current assets	55	598	(15)
Accounts payable	(876)	(1,034)	1,819
Accrued liabilities	(369)	(124)	424
Accrued compensation and related expense	330	(341)	360
Accrued royalties	321	269	57
Accrued interest	1,738	1,200	(702)
Deferred revenues	(298)	(9,772)	10,145

Net cash (used in) provided by operating activities	(12,698)	(29,454)	18,162

INVESTING ACTIVITIES:
Purchase of property and equipment	(34)	(554)	(1,013)
Proceeds from sale of asset	4	8	1
(Increase) decrease in restricted cash and short-term investments	(17,499)	75	—

Net cash used in investing activities	(17,529)	(471)	(1,012)

FINANCING ACTIVITIES:
Issuance of common stock from exercise of options, employee purchase plan and warrants, net of issuance costs	9	28	512
Proceeds from issuance of secured notes payable	—	60,000	—
Payments of debt issuance costs	—	(4,164)	(538)
Repayments of borrowings	—	—	(6,300)
Payments of notes payable to related parties	—	—	(266)
Payment of capital lease obligation	(16)	(15)	(12)

Net cash (used in) provided by financing activities	(7)	55,849	(6,604)

Net increase (decrease) in cash and cash equivalents	(30,234)	25,924	10,546
Cash and cash equivalents at beginning of year	37,456	11,532	986

Cash and cash equivalents at end of year	$7,222	$37,456	$11,532

Supplemental disclosure of cash flow information:
Interest received	$65	$603	$8

Interest paid	$7,937	$7,045	$809

Income taxes	$2	$5	$1

See accompanying notes to consolidated financial statements.

InSite Vision Incorporated

Notes to Consolidated Financial Statements

For the years ended December 31, 2009, 2008 and 2007

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

Reclassifications

Certain amounts in prior years’ financial statements have been reclassified to conform to the current presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ equity (deficit).

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

Short-term investments. The Company considers all investments with original maturities of 12 months or less from the date of purchase to be short-term investments. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings.

Accounts receivable. Accounts receivable represent amounts due to the Company from its licensees, Inspire and other third parties. The Company has not recorded a bad debt allowance related to these accounts receivable as the amounts are reasonably expected to be collected. The need for a bad debt allowance is evaluated each reporting period based on our assessment of the collectability of the amounts.

Property and Equipment. Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is provided over the estimated useful lives of the respective assets, which range from three to five years, using the straight-line method. Leasehold improvements and property acquired under capital lease are amortized over the lives of the related leases or their estimated useful lives, whichever is shorter, using the straight-line method. Depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 were $584,000, $413,000 and $236,000, respectively. The costs of repairs and maintenance are expensed as incurred.

Accounting for the Impairment of Long-Lived Assets. The Company periodically assesses the recoverability of its long-lived assets for which an indicator of impairment exists by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If the Company concludes that the carrying value will not be recovered, the Company measures the amount of such impairment by comparing the fair value to the carrying value. The Company recorded an impairment charge of $615,000 in 2009.

Patents. As a result of the Company’s research and development efforts, the Company has obtained, or is applying for, a number of patents to protect proprietary technology and inventions. All costs associated with patents for product candidates under development are expensed as incurred. To date, the Company has no capitalized patent costs.

Debt Issuance Costs. Debt issuance costs paid to third parties are capitalized and amortized over the life of the underlying debt, using the straight-line method. Amortization of debt issuance costs for the years ended December 31, 2009 and December 31, 2008 were $419,000 and $361,000, respectively, and are included in interest expense and other income in the Consolidated Statements of Operations. See Note 5, “Secured Notes Payable” for further discussion of the underlying debt.

Fair Value Measurements. The Company measures assets and liabilities at fair value. The levels of fair value measurements are:

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company had no Level 2 assets or liabilities at December 31, 2009.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company had no material Level 3 assets or liabilities at December 31, 2009.

As of December 31, 2009, $6.8 million of our cash and cash equivalents and $17.5 million of our short-term investments consisted of Level 1 Treasury backed money market funds.

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

The Company has long-term debt with fixed interest rates. The Company had $60 million in Level 1 borrowings outstanding as of December 31, 2009, with an interest rate of 16%. As of December 31, 2009, the face value of our long-term debt was estimated to be approximately the fair value based on current market rates.

Revenue Recognition. The Company’s revenues are primarily related to licensing agreements, and such agreements may provide for various types of payments, including upfront payments, research funding and related fees during the term of the agreement, milestone payments based on the achievement of established development objectives, licensing fees, and royalties on product sales.

The Company recognizes revenue when four basic criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. The Company has arrangements with multiple elements. The Company analyzes its multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting in accordance. An item can generally be considered a separate unit of accounting if all of the following criteria are met: the delivered item(s) has value to the customer on a stand-alone basis; there is objective and reliable evidence of the fair value of the undelivered items(s); and if the arrangement includes a general right of return and delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Items that cannot be divided into separate units are combined with other units of accounting, as appropriate. Consideration received is allocated among the separate units based on their respective fair values or based on the residual value method and is recognized in full when the criteria are met. The Company deems service to be rendered if no continuing obligation exists on the part of the Company.

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

Research and Development Expenses. Research and development expenses include salaries, benefits, facility costs, services provided by outside consultants and contractors, administrative costs and materials for the Company’s research and development activities. The Company recognizes such costs as they are incurred.

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

Cost of revenues. The Company recognizes royalties to third parties and the cost of inventory shipped related to the sale of the Company’s products when they are incurred.

Stock-Based Compensation. The Company’s stock-based compensation programs consist of stock options granted to employees as well as our employee stock purchase plan (ESPP), based on the grant date fair value of those awards.

The grant date fair value of the award is recognized as expense over the requisite service period. The Company uses the Black-Sholes model to compute the estimated fair value of stock option awards. Using this model, fair value is calculated based on assumptions with respect to: expected volatility of our common stock price: the periods of time over which employees and members of our board are expected to hold their options prior to exercise; expected dividend yield on our common stock; and risk-free interest rates. Stock-based compensation expense also includes an estimate, which is made at the time of grant, of the number of awards that are expected to be forfeited. The estimate is revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

See Note 9, “Employee Stock-Based Compensation” for further discussion of employee stock-based compensation.

Accounting for Stock Options and Warrants Exchanged for Services. The Company occasionally issues stock options and warrants to consultants of the Company in exchange for services. The Company has valued these options and warrants using the Black-Scholes option pricing model, at each reporting period and has recorded charges to operations over the vesting periods of the individual stock options or warrants. Such charges amounted to approximately $3,000, $12,000 and $22,000 during the years ended 2009, 2008 and 2007, respectively.

Income (Loss) per Share. Basic net income (loss) per share has been computed using the weighted-average number of common shares outstanding during the period. Dilutive net income (loss) per share is computed using the sum of the weighted-average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options and warrants. Potentially dilutive securities have been excluded from the computation of diluted net loss per share in 2009 and 2008 as their inclusion would be antidilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,
(in thousands, except per share data)	2009	2008	2007
Numerator:
Net income (loss)	$(14,155)	$(21,310)	$5,535

Denominator:
Weighted-average shares outstanding	94,710	94,607	94,168
Effect of dilutive securities:
Stock options and warrants	—	—	5,942

Weighted-average shares outstanding for diluted income (loss)	94,710	94,607	100,110

Net income (loss) per share:
Basic	$(0.15)	$(0.23)	$0.06

Diluted	$(0.15)	$(0.23)	$0.06

For the years ended December 31, 2009 and 2008, due to the loss applicable to common stockholders, loss per share is based on the weighted average number of common shares only, as the effect of including equivalent shares from stock options and warrants would be anti-dilutive. At December 31, 2009, 2008 and 2007, 13,908,611, 21,471,962 and 1,016,957 options and warrants were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

Accounting for Materials Purchased for Research and Development. The Company expenses materials for research and development activities when the obligation for the items is incurred.

Key Suppliers. The Company is dependent on single or limited source suppliers for certain materials used in its research and development and commercial activities. The Company has generally been able to obtain adequate supplies of these components. However, an extended interruption in the supply of these components currently obtained from single or limited source suppliers could adversely affect the Company’s research and development and commercial efforts.

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

The financial statement recognition of the benefit for a tax position is dependent upon the benefit being more-likely-than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. For years ended December 31, 2009, 2008 and 2007, the Company has not recognized any income tax positions that were deemed uncertain under the recognition thresholds and measure attributes prescribed by authoritative guidance.

The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes.

Significant Customers and Risk. All revenues recognized and/or deferred were from AzaSite licensees. The Company is entitled to receive royalty revenue from net sales of AzaSite under the terms of its agreements with Inspire and other licenses, and accordingly, all trade receivables are concentrated with these parties. Due to the nature of these agreements, these parties have significant influence over the commercial success of AzaSite. Revenues from Inspire represented approximately 85%, 100% and 100% of total revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and short-term investments. The Company’s cash, cash equivalents and short-term investments are primarily deposited in demand accounts with one financial institution.

Risks from Third Party Manufacturing Concentration. The Company relies on a single source manufacturer for each of its product candidates and on a single source manufacturer for the active pharmaceutical ingredient in its product candidates. Inspire is responsible for the manufacturing of AzaSite in North America and relies on single source manufacturer for the product and on a single source manufacturer for the active pharmaceutical ingredient in the product. Accordingly, delays in the manufacture of the product or product candidate could adversely impact the marketing of the Company’s product or the development of the Company’s product candidates. Furthermore, the Company has no control over the manufacture of products for which it is entitled to receive revenue and the overall product supply chain.

Recent Accounting Pronouncements.

In December 2007, the FASB issued a standard that expands the definitions of a business combination and includes the issuance of equity securities to be determined on the acquisition date, be recorded at fair value at the acquisition date; all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; acquisition costs generally be expensed as incurred; restructuring costs generally be expensed in periods subsequent to the acquisition date; and changes be made in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. Upon the Company’s adoption of the standard, any subsequent changes to the Company’s acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill, regardless of the acquisition date of the associated business combination. Rather, those changes will typically be recognized as an adjustment to income tax expense. The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard does not have an impact on the Company’s consolidated financial position and results of operations, although it would have an effect on the reporting of any acquisitions consummated in the future.

In April 2009, the FASB issued a standard that requires disclosures about fair value of financial instruments in financial statements for interim reporting periods of publicly traded companies, as well as in annual financial statements. The standard is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the standard during the period ended June 30, 2009. The adoption of the standard did not impact the Company’s consolidated financial position and results of operations, other than requiring additional disclosures.

In May 2009 and as amended in February 2010, the FASB issued a standard that establishes general accounting standards for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. The standard is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the standard during the period ended June 30, 2009. The adoption of the standard did not impact the Company’s consolidated financial position, results of operations, and other required disclosures.

In June 2009, the FASB issued a standard that primarily requires an entity to perform an analysis to determine whether variable interests give the Company a controlling interest in a variable interest entity. In addition, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when it has the power to direct activities that most significantly impact the entity’s economic performance. The standard is effective for annual reporting periods beginning after November 15, 2009, early adoption is prohibited. The Company expects that the adoption of the standard will not materially impact the Company’s consolidated financial position or results of operations.

In June 2009, the FASB issued a standard that would require the FASB Accounting Standards Codification to serve as the single source of authoritative non-governmental Generally Accepted Accounting Principles in the United States. Accordingly, all other accounting literature not included is considered non-authoritative. The standard is effective on a prospective basis for interim and annual periods ending after September 15, 2009. The Company adopted the standard during the period ended September 30, 2009. The adoption did not impact the Company’s financial position or results of operations.

In October 2009, the FASB issued a standard that requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. The standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The Company is currently evaluating the impact to the Company’s financial position and results of operations.

2. License Agreements

In December 2003, we completed the sale of our drug candidate ISV-403 for the treatment of ocular infections to Bausch & Lomb Incorporated (“Bausch & Lomb”), pursuant to an ISV-403 Purchase Agreement and a License Agreement. The drug candidate ISV-403, Besivance, was developed by Bausch & Lomb. In May 2009, the FDA approved Besivance to treat bacterial conjunctivitis (pink eye). Besivance was launched in the United States by Bausch & Lomb and Pfizer, Inc. in the last half of 2009.

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

In August 2007, Inspire commercially launched AzaSite in the United States. Correspondingly, during the years ended December 31, 2009, December 31, 2008 and December 31, 2007, the Company recognized $8,000,000, $3,596,000, and $701,000, respectively, of royalties related to sales of AzaSite by Inspire. Additionally, during the years ended December 31, 2009 and December 31, 2007, the Company recognized $325,000 and $980,000, respectively, of revenue from Inspire for the sales of the active ingredient, azithromycin, under the Supply Agreement, sales of AzaSite inventory and for contract services provided.

On February 15, 2007, the Company entered into a worldwide, exclusive, royalty-bearing license agreement with Pfizer Inc. under Pfizer’s patent family titled “Method of Treating Eye Infections with Azithromycin” for ocular anti-infective product candidates known as AzaSite and ISV-502 (the “Pfizer License”). Under the Pfizer License, the Company is required to pay Pfizer a low single digit royalty based on net sales of the licensed products and to use reasonable commercial efforts to seek regulatory approval for and market licensed products. The Pfizer License provides the Company the right to grant sublicenses thereunder, subject to Pfizer’s prior approval, which approval shall not be unreasonably withheld. Pfizer approved the sublicense granted to Inspire. Based on the royalty report provided by Inspire, for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, the Company recorded third-party royalties of $1,224,000, $629,000 and $122,000, respectively, due primarily under the Pfizer License.

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

In all of these agreements, the licensee is responsible for obtaining regulatory approval and will generally pay the Company a low double digit royalty on net sales of AzaSite in these countries, if approved by regulatory authorities. The Company will be responsible for providing AzaSite inventory to these licensees at a fee.

3. Short-term Investments

As of December 31, 2009, the Company had $17.5 million in short-term investments. The Company’s investment policy is to limit the risk of principal loss and to ensure safety of invested funds by generally attempting to limit market risk. Accordingly, the Company’s short-term investments of $17.5 million were invested in United States Treasury securities with original maturities of twelve months or less. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings. At December 31, 2009, the Company had $1,000 of unrealized gains included in earnings. At December 31, 2008, there were no short-term investments.

4. Accounts Receivable

Accounts receivable primarily represents the amount due to the Company from Inspire. The Company has not recorded a bad debt allowance related to accounts receivable as the amounts were deemed collectible. The need for a bad debt allowance is evaluated each reporting period based on our assessment of the collectability of the amounts.

5. Secured Notes Payable

In February 2008, the Company’s wholly-owned subsidiary, Azithromycin Royalty Sub, LLC completed a private placement of $60.0 million in aggregate principal amount of non-convertible, non-recourse promissory notes due in 2019. Net proceeds from the financing were approximately $55.3 million after transaction costs of approximately $4.7 million. In addition, $5.0 million of the proceeds was set aside for interest reserves. The annual interest rate on the notes is 16% with interest payable quarterly in arrears beginning May 15, 2008. The notes are secured by, and will be repaid from, royalties to be paid to the Company by Inspire Pharmaceuticals from sales of AzaSite in the United States and Canada. The secured notes payable are non-recourse to InSite Vision Incorporated. When the AzaSite royalties received for any quarter exceed the interest payments and certain expenses due that quarter, the excess will be applied to the repayment of principal of the notes until the notes have been paid in full. Any shortfall of interest payments from the royalty payments will be paid out of the interest reserves. As of December 31, 2008, no balance remained on the interest reserve. Further shortfalls, if any, can be paid by the Company at their option to avoid default under the agreement. The notes may be redeemed at the Company’s option, subject to the payment of a redemption premium through May 2012. As of December 31, 2009, the $60.0 million of secured notes payable is classified as long-term.

At December 31, 2009, the estimated future principal payments on the notes, based on minimum royalty income covered by the agreement, as follows (in thousands):

Year Ending December 31,
2010	$—
2011	3,300
2012	5,548
2013	8,156
2014	—
Thereafter	42,996

Total secured notes payable	60,000

6. Commitments and Contingencies

The Company has entered into certain license agreements that require us to make minimum royalty payments for the life of the licensed patents. The life of the patents which may be issued and covered by the license agreements cannot be determined at this time, but the minimum royalties due under these agreements is approximately $8.4 million for periods 2010 through 2013. This contractual obligation is reflected in the Company’s financial statements once the related obligation becomes due.

Capital lease obligations represent the present value of future rental payments under capital lease agreements for telephones and telephone equipment. At December 31, 2009 and 2008 the Company had $13,000 and $71,000, respectively, of capital leased equipment with accumulated depreciation of $12,000 and $38,000, respectively.

Future minimum payments under capital leases are as follows:

Year Ending December 31,	Capital Leases (in thousands)
2010	$18
2011	5
2012	—
2013	—
2014 and thereafter	—

Total minimum lease payments	23
Amount representing interest	(2)

Present value of net minimum lease payment	21
Current Portion, in other current liabilities	(16)

Long-term portion	$5

The Company conducts its operations from leased facilities in Alameda, California under non-cancelable operating lease agreements that expire in 2013. Lease payments include rent and the Company’s pro-rata share of operation expenses. For accounting purposes, the Company is amortizing all rent payments ratably over the life of the lease. Future minimum lease payments under this lease and a reconciliation of rent expense to rent paid is in the table below. Rent expense for the year ended December 31, 2009, 2008 and 2007, was $776,000, $776,000, and $735,000, respectively.

Year Ending December 31,	Operating Lease Cash Payments Required (in thousands)
2010	$775
2011	798
2012	822
2013	848
2014 and thereafter	—

Total minimum lease payments	$3,243

7. Income Taxes

The provision of income taxes is determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rates, primarily because of research and development credits (R&D credits) and deductions available in the United States for domestic production activities. The Company’s effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions management uses to estimate the annual effective tax rate, including factors such as valuation allowances against deferred tax assets, the recognition and de-recognition of tax benefits related to uncertain tax positions, expected utilization of R&D credits and changes in temporary differences between financial reporting basis and tax basis of our assets and liabilities along with net operating losses and tax credit carryovers. The effective income tax rate was 0.0% for the period ended December 31, 2009 due to the use of previously generated net operating losses. There was no provision for income taxes for the period ended December 31, 2008 and 2007 due to the Company’s net operating losses.

The Company’s effective tax rate differs from the U.S. federal statutory income tax rate for the years ended December 31, 2009, 2008 and 2007, principally due to the following:

	2009	2008	2007
Tax Provision at federal statuatory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	6.0%	6.0%	6.0%
Other permanent differences	1.8%	3.8%	7.0%
Credits	(3.4)%	(3.6)%	(7.6)%
Valuation Allowance	(38.4)%	(40.2)%	(39.4)%

Effective Tax Rate	0.0%	0.0%	0.0%

Significant components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$38,951	$38,150
Tax credit carryforwards	6,986	6,515
Capitalized research and development	14,329	14,546
Depreciation	621	345
Other	142	252

Total deferred tax assets	61,029	59,808
Valuation allowance	(61,029)	(59,808)

Net deferred tax assets	$—	$—

During the year ended December 31, 2009 and 2008, the valuation allowance increased by $1.2 million and $5.5 million, respectively, primarily due to the increase in net operating losses.

At December 31, 2009, the Company had net operating loss carryforwards for federal income tax purposes of approximately $98.1 million, which expire in the years 2010 through 2029 and federal tax credits of approximately $3.0 million, which expire in the years 2010 through 2028. At December 31, 2009, the Company also has net operating loss carryforwards for state income tax purposes of approximately $93.4 million which expire in the years 2010 through 2029 and state research and development tax credits of approximately $3.9 million which carryforward indefinitely.

Utilization of the Company’s federal and state net operating loss carryforwards and research and development tax credits are subject to an annual limitation against taxable income in future periods due to the ownership change limitations provided by the Internal Revenue Code. As a result of this annual limitation, a significant portion of these carryforwards will expire before ultimately becoming available for offset against taxable income. Additional losses and credits will be subject to limitation if the Company incurs another change in ownership in the future.

The Company files income tax returns in the U.S. federal and California jurisdictions. The Company is no longer subject to tax examinations for years before 2007 for federal returns and 2006 for California returns, except to the extent that it utilizes net operating losses or tax credit carryforwards that originated before those years. The Company is not currently under audit by any major tax jurisdiction nor has it been in the past.

8. Stockholders’ Equity (Deficit)

In 2009, the Company received approximately $9,000 from the issuance of 56,782 shares acquired under the employee stock purchase plan.

In 2008, the Company received approximately $28,000 from the issuance of 96,169 shares acquired under the employee stock purchase plan.

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

The following table shows the detail of outstanding warrants as of December 31, 2009. All of the outstanding warrants have cashless exercise provisions.

Date Issued	Warrants Shares	Exercise Price	Expiration Date	Cash if Converted
May 26, 2005	3,818,175	0.63	May 25, 2010	2,414,996
May 26, 2005	366,136	0.63	May 25, 2010	231,581
December 30, 2005	860,000	0.82	December 29, 2010	705,200
December 30, 2005	100,000	0.82	December 29, 2010	82,000
January 11, 2006	400,000	0.82	January 10, 2011	328,000
August 16, 2006	958,015	1.51	August 15, 2011	1,446,603

Total	6,502,326			5,208,380

Weighted-average exercise price per share				$0.80

9. Employee Stock-based Compensation

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

The effect of recording stock-based compensation for the year ended December 31, 2009, 2008 and 2007 was as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Stock-based compensation expense by type of award:
Employee stock options	$588	$950	$936
Employee stock purchase plan	28	68	43
Non-employee stock options	3	12	22

Total stock-based compensation	$619	$1,030	$1,001

Employee Stock-based Compensation

During the year ended December 31, 2009 and December 31, 2008, respectively, the Company granted options to purchase 3,185,000 and 630,250 shares of common stock with an estimated total grant date fair value of $0.5 million and $0.2 million. Based on the Company’s historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 10% for its options for all periods disclosed. Accordingly, for the year ended December 31, 2009 and December 31, 2008, the Company estimated that the stock-based compensation for the awards not expected to vest were less than $0.1 million.

As of December 31, 2009 and 2008, unrecorded deferred stock-based compensation balance related to stock options were $0.5 million and will be recognized over an estimate weighted-average amortization period of 2.2 years and 1 year, respectively.

Fair Value Assumptions

The fair value of each option grant is estimated using the Black-Scholes valuation model on the date of grant and the graded-vesting method with the following weighted-average assumptions:

	Year ended December 31,
	2009	2008	2007
Risk-free interest rate	1.7% - 2.4%	2.6% - 3.3%	3.3% - 4.6%
Expected term(years)	5	5	5
Expected dividends	0.0%	0.0%	0.0%
Volatility	82.1%	76.6%	74.8%

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

The following is a summary of activity under the Company’s stock option plans for the indicated periods:

	Number of shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	6,582,878	$1.19	7.08	$3,597
Granted	1,071,001	1.43
Exercised	(96,192)	0.73
Canceled	(553,832)	3.07

Outstanding at December 31, 2007	7,003,855	1.09	6.84	349

Granted	630,250	0.47
Exercised	—	0.00
Canceled	(1,420,079)	1.19

Outstanding at December 31, 2008	6,214,026	1.00	3.67	0

Granted	3,185,000	0.26
Exercised	—	0.00
Canceled	(1,992,741)	0.78

Outstanding at December 31, 2009	7,406,285	$0.74	4.93	$296

Options vested and expected to vest at December 31, 2009	7,114,414	$0.76	4.75	$261
Options exercisable at December 31, 2009	4,610,202	$1.02	2.25	$3

At December 31, 2009, the Company had 3,484,353 shares of Common Stock available for grant of issuance under its 2007 Plan. The weighted average grant date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 were $0.17, $0.26 and $0.91, respectively. The total intrinsic value of options exercised during the year ended December 31, 2007 was $75,000.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2009:

	Option Outstanding			Options Vested and Exercisable
	Number Outstanding	Weighted-Average		Number Exerisable	Weighted- Average Exercise Price
Range of Exercise Prices		Contractual Life	Exercise Price
$0.20 - $0.20	1,050,000	9.13	$0.20	—	$0.00
$0.22 - $0.36	930,000	9.02	0.27	150,000	0.36
$0.38 - $0.38	900,000	9.96	0.38	—	0.00
$0.41 - $0.60	376,196	5.58	0.48	355,045	0.48
$0.63 - $0.63	1,488,266	1.55	0.63	1,488,266	0.63
$0.64 - $0.93	756,322	2.20	0.82	733,274	0.82
$1.02 - $1.46	211,501	4.09	1.31	189,617	1.33
$1.50 - $1.50	1,017,500	1.57	1.50	1,017,500	1.50
$1.56 - $4.56	666,500	1.56	1.68	666,500	1.68
$5.88 - $5.88	10,000	0.73	5.88	10,000	5.88

	7,406,285	4.93	$0.74	4,610,202	$1.02

At December 31, 2008 and 2007 options to purchase 5,287,717 and 4,629,501 shares of Common Stock were exercisable at weighted-average exercise prices of $1.05 and $1.01, per share, respectively.

The following table details the Company’s nonvested stock options activity for the year ended December 31, 2009:

	Number of shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2008	926,309	$0.61
Granted	3,185,000	0.17
Vested	(710,226)	0.61
Forfeited	(605,000)	0.14

Outstanding at December 31, 2009	2,796,083	$0.19

The weighted-average grant date fair value of nonvested stock options is calculated using the Black-Scholes valuation model on the date of grant.

Employee Stock Purchase Plans

The Company maintained an employee stock purchase plan, adopted in 1994 and amended thereafter (the “Purchase Plan”), until August 2009. In August 2009, the Purchase Plan was suspended, no new offering period will commence and no additional shares will be added to the Purchase Plan under its evergreen provision unless and until approved by the Company’s Board. The Purchase Plan operated in 24-month “offering periods” that are each divided into four six-month “purchase periods.” The Purchase Plan allowed eligible employees to purchase Common Stock at 85% of the lower of the fair market value of the Common Stock on the first day of the applicable offering period or the fair market value of the Common Stock on the last day of the applicable purchase period. Purchases were limited to 10% of each employee’s eligible compensation, subject to certain Internal Revenue Service restrictions. All of the Company’s employees were eligible to participate in the

Purchase Plan after certain service periods were met. The number of shares available for issuance under the Purchase Plan was automatically increased on the first trading day in January each calendar year, by an amount equal to 0.5% of the total number of shares of Common Stock outstanding on the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 125,000 shares. The fair value of shares purchased under the Purchase Plan are estimated using the Black-Scholes option valuation model and the graded-vesting method with the following weighted-average assumptions:

	Year ended December 31,
	2009	2008	2007
Risk-free interest rate	1.7%	3.0%	3.7%
Expected term(years)	1.5	1.5	1.5
Expected dividends	0.0%	0.0%	0.0%
Volatility	80.5%	73.8%	74.4%

During the years ended December 31, 2009, December 31, 2008 and December 31, 2007, the compensation cost in connection with the Purchase Plan was $28,000, $68,000 and $43,000, respectively. During the year ended December 31, 2009 and December 31, 2008, 56,782 and 96,169 shares were issued under the Purchase Plan. As of December 31, 2009 and December 31, 2008, 515,183 and 571,965 shares were reserved for issuance under the Purchase Plan. As of December 31, 2009, there was no remaining unrecorded deferred stock-based compensation related to the Purchase Plan.

10. Restructuring Charge

In December 2008, the Company announced a corporate restructuring plan to focus on the Company’s growth opportunities and conserve resources. As of December 31, 2009, the restructuring plan reduced the Company’s personnel by 39 employees. When affected employees were notified of their termination, the Company recorded the severance related costs. Severance totaled approximately $2.4 million of which $0.2 million was a non-cash transaction. In 2008, $1.9 million was recorded as severance expense in the Consolidated Statement of Operations. The remaining $0.5 million was recorded as severance expense in the Condensed Consolidated Statement of Operations in 2009.

The following table summarizes the activity for the accrued severance included in accrued compensation and related expense in the Consolidated Balance Sheets (in thousands):

Accrual at December 31, 2008	$242
Additions to accrual	527
Payments made	(612)

Accrual at December 31, 2009	$157

The remaining liability of $157,000 was paid in the first quarter of 2010.

In February 2009, the Company announced a plan to develop and implement a new strategy to build shareholder value and further reduce costs. Based on a thorough analysis of the Company’s business and the marketplace, the Company believes the best path forward is a strategy that monetizes its current assets and either acquires promising new product opportunities or enters into a sales transaction for the Company. Based on the new business strategy, during the first quarter of 2009, the Company determined that the carrying value of its laboratory and other equipment, leasehold improvements, and furniture and fixtures would not be recovered through undiscounted future operating cash flows. To determine the fair value of assets, the Company obtained quoted market prices for similar assets. The Company adjusted the carrying amount of the assets to the lower of the carrying value or fair value and recorded $0.6 million as impairment expense in the Condensed Consolidated Statement of Operations in 2009.

11. Legal Proceedings

The Company is subject to various claims and legal actions during the ordinary course of its business. On November 30, 2009, a patent interference was declared before the Board of Patent Appeals and Interferences on certain U.S. patents covering AzaSite. Regents of the University of California assert that the inventions contained in these patents were made by a former employee of the university alone, and without collaboration with InSite Vision. They are asserting that they own those inventions, and that they are entitled to an award of priority of invention and a judgment that the inventions are not patentable to InSite Vision. InSite Vision believes the University’s assertions are without merit and intends to vigorously contest those assertions.

We believe that there are currently no other claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

12. Quarterly Results (Unaudited)

The following table is a summary of the quarterly results of operations for the years ended December 31, 2009 and December 31, 2008. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2009
(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$2,252	$1,874	$2,209	$3,463
Cost of Revenues	216	266	316	751
Gross Profit	2,036	1,608	1,893	2,712
Income (loss) from operations	(2,862)	(1,222)	(539)	502
Net loss	(5,357)	(3,698)	(3,052)	(2,048)
—basic	$(0.06)	$(0.04)	$(0.03)	$(0.02)
—diluted	$(0.06)	$(0.04)	$(0.03)	$(0.02)

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$7,931	$3,305	$960	$1,510
Cost of Revenues	67	142	167	254
Gross Profit	7,864	3,163	793	1,256
Income (loss) from operations	1,872	(3,442)	(5,625)	(6,131)
Net income (loss)	970	(5,762)	(7,950)	(8,568)
—basic	$0.01	$(0.06)	$(0.08)	$(0.09)
—diluted	$0.01	$(0.06)	$(0.08)	$(0.09)

13. Subsequent Events

The Company evaluated subsequent events through the date on which the financial statements were issued, and has determined that there are no subsequent events that require adjustments or disclosure to the financial statements for the year ended December 31, 2009.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Based on its assessment using those criteria, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Exchange act Rule 13a-15(f)) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item will appear under the headings labeled “Director Compensation for 2009,” “Compensation, Discussion and Analysis,” “Compensation of Named Executive Officers,” “Summary Compensation Table for 2009,” “Grants of Plan Based Awards in 2009,” “Outstanding Equity Awards at Fiscal 2009 Year End,” “ Option Exercises and Stock Vested in 2009,” “Non-Qualified Deferred Compensation for 2009,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our Proxy Statement and such required information is incorporated herein by reference.

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

(a)(1) Financial Statements

The Financial Statements and Report of Independent Auditors are included in Item 8 of Part II of this Annual Report on Form 10-K. See index to consolidated financial statements at Item 8 of Part II of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

The information required under this Item appears in the Financial Statements or notes thereto included in Item 8 of Part II of this Annual Report on Form 10-K. See index to consolidated financial statements at Item 8 of this Annual Report on Form 10-K.

(3) Exhibits

The information required under this Item appears under the heading “Exhibit Index” of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2010

INSITE VISION INCORPORATED

By:	/S/ LOUIS DRAPEAU
Louis Drapeau Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL PEOPLE BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Louis C. Drapeau, his attorney in fact and agent, with the power of substitution and resubstition, for him and in his name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney in fact, or his substitutes or agents, each acting alone, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ LOUIS DRAPEAU Louis Drapeau	Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)	March 12, 2010

/S/ RICK D. ANDERSON Rick D. Anderson	Director	March 12, 2010

/S/ TIMOTHY P. LYNCH Timothy P. Lynch	Director	March 12, 2010

/S/ TIMOTHY MCINERNEY Timothy McInerney	Director	March 12, 2010

/S/ EVAN S. MELROSE, M.D. Evan S. Melrose, M.D.	Chariman of Board, Director	March 12, 2010

/S/ ROBERT O’HOLLA Robert O’Holla	Director	March 12, 2010

/S/ ANTHONY J. YOST Anthony J. Yost	Director	March 12, 2010

EXHIBIT INDEX

Number	Exhibit Table

3.1[1]	Restated Certificate of Incorporation as filed with the Delaware Secretary of State on October 25, 1993.

3.2[2]	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 11, 1997.

3.3[2]	Certificate of Correction of the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 26, 1997.

3.4[3]	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock as filed with the Delaware Secretary of State on July 3, 2002.

3.5[4]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on June 3, 1994.

3.6[5]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on July 20, 2000.

3.7[5]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on June 1, 2004.

3.8[6]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on October 23, 2006

3.9[7]	Amended Bylaws, as amended on June 2, 2008.

4.1	Reference is made to Exhibits 3.1 through 3.9.

10.1[8]	InSite Vision Incorporated Amended and Restated Employee Stock Purchase Plan adopted October 15, 2007.

10.29HH	InSite Vision Incorporated 1994 Stock Option Plan (Amended and Restated as of June 8, 1998).

10.38HH	InSite Vision Incorporated 2007 Performance Incentive Plan.

10.4[8]	Form of Nonqualified Stock Option Agreement (2007).

10.5[8]	Form of Incentive Stock Option Agreement (2007).

10.6[10]	Form of Indemnification Agreement between the Company and its directors and officers.

10.7[11]	Form of Employee’s Proprietary Information and Inventions Agreement.

10.812H	License Agreement dated as of October 9, 1991 by and between the Company and CIBA Vision Corporation, as amended October 9, 1991.

10.9[13]	Facilities Lease, dated September 1, 1996, between the Registrant and Alameda Real Estate Investments.

10.1014H	Timolol Development Agreement dated July 18, 1996 by and between the Company and Bausch & Lomb Pharmaceuticals, Inc.

10.112H	License Agreement, dated July 1, 1997, by and between the University of Connecticut Health Center and the Company.

10.122H	License Agreement, dated August 19, 1997, by and between the University of Rochester and the Company.

10.13[15]	Amendment No. 1 to Marina Village Office Tech Lease, dated July 20, 2001 and effective January 1, 2002.

Number	Exhibit Table

10.1416H	License Agreement, dated December 21, 2001 by and between the Company and The University of Connecticut Health Center.

10.1517H	ISV-403 Asset Purchase Agreement, dated December 19, 2003, between the Company and Bausch & Lomb, Inc.

10.16[18]	Form of Class A Warrants issued under Subscription Agreement dated March 26, 2004.

10.17[18]	Form of Class B Warrants issued under Subscription Agreement dated March 26, 2004.

10.18[18]	Form of Placement Warrant issued pursuant to Placement Agreement dated February 12, 2004.

10.19[4]	Form of Common Stock Warrant issued under Subscription Agreement dated May 26, 2005.

10.20[4]	Form of Placement Agent Warrant, dated as of May 9, 2005.

10.21[19]	Warrant, dated as of October 10, 2005, for the purchase of 922,800 shares of Common Stock of the Company.

10.22[20]	Form of Warrant, dated as of January 11, 2006.

10.23[20]	Form of Placement Agent Warrant, dated as of January 11, 2006.

10.24[21]	Form of Warrant, dated as of August 15, 2006.

10.25[5]	Amendment No. 3 to Marina Village Office Tech Lease, dated November 28, 2006.

10.2622H	Exclusive License Agreement, dated as of February 15, 2007, by and between the Company and Pfizer, Inc. and Pfizer Products, Inc.

10.2722H	License Agreement, dated as of February 15, 2007, by and between the Company and Inspire Pharmaceuticals, Inc.

10.2822H	Trademark License Agreement, dated as of February 15, 2007, by and between the Company and Inspire Pharmaceuticals, Inc.

10.2922H	Supply Agreement, dated as of February 15, 2007, by and between the Company and Inspire Pharmaceuticals, Inc.

10.3022HH	Change in Control Agreement for S. Kumar Chandrasekaran adopted by InSite Vision Incorporated on May 2, 2007.

10.31[23]	Purchase and Sale Agreement, dated as of February 21, 2008, by and between Azithromycin Royalty Sub LLC and the Company.

10.32[23]	Note Purchase Agreement, dated as of February 21, 2008, by and among Azithromycin Royalty Sub LLC, the Company and the purchasers named therein.

10.33[23]	Indenture, dated as of February 21, 2008, by and between Azithromycin Royalty Sub LLC and U.S. Bank National Association.

10.34[23]	Pledge and Security Agreement made by the Company to U.S. Bank National Association, as Trustee, dated February 21, 2008.

10.35[23]	Residual License Agreement by and between Azithromycin Royalty Sub LLC and the Company dated February 21, 2008.

10.36[24]	InSite Vision Incorporated Annual Bonus Plan.

10.37[25]	InSite Vision Incorporated Severance Plan.

10.38 HH	Offer letter, by and between the Company and Louis Drapeau, dated October 31, 2008.

Number	Exhibit Table

21.1	List of Subsidiaries.

23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm.

24.1	Reference is hereby made to the Power of Attorney included on the signature page to this Annual Report on Form 10-K.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.	Incorporated by reference to exhibits in the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.
2.	Incorporated by reference to exhibits in the Company’s Registration Statement on Form S-3 (Registration No. 333-36673) as filed with the Securities and Exchange Commission on September 29, 1997.
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