Form 10-K/A
period 2009-12-31
INSITE VISION INC
filed 2010-04-30
CIK 802724

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

Number of shares of Common Stock, $0.01 par value, outstanding as of April 28, 2010: 94,769,330.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of InSite Vision Incorporated (the “Company” or “Registrant”) for the fiscal year ended December 31, 2009, originally filed on March 12, 2010 (the “Original Filing”). The Registrant is re-filing Part III to include the information required by Items 10, 11, 12, 13 and 14 to Part III within the period required by General Instruction G(3) to Form 10-K. Further, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the “SEC”), the Registrant is including certain currently dated certifications with this Amendment. Except as described above, no other changes have been made to the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

As of March 31, 2010, the directors of the Company were as follows:

Name	Position(s) with the Company	Age	Director Since
Evan S. Melrose, M.D.	Chairman of the Board	40	2008
Rick D. Anderson.	Director	50	2008
Timothy P. Lynch.	Director	40	2008
Timothy McInerney	Director	49	2008
Robert O’Holla.	Director	58	2008
Anthony J. Yost	Director	51	2008

Business Experience of Board Members

Evan S. Melrose, M.D. has served as Managing Director at PTV Sciences, a healthcare venture capital firm since January 2003. From 2001 to 2003, Dr. Melrose was a Director with Burrill & Company (“Burrill”), a San Francisco-based life sciences venture capital firm. Prior to Burrill, Dr. Melrose was involved in healthcare startups in Philadelphia and clinical private practice. Dr. Melrose has also held faculty appointments at the University of California, San Francisco, the University of Pennsylvania and Baylor College of Medicine. Over the course of his healthcare investment career he has been directly involved in multiple IPOs, several acquisitions and several dozen private healthcare investments. He received his B.A. from the University of Pennsylvania, his M.D. from Indiana University and his M.B.A. from the Wharton School of the University of Pennsylvania. Dr. Melrose currently serves on the boards of Asuragen, Inc., BioSurface Technologies, Inc., Mirna Therapeutics, Orthokinematics, Inc. and Sinexus, Inc. Over the past five years, Dr. Melrose has also served on the board of Bioform Medical. Dr. Melrose has also completed the University of Los Angeles’s Director Training and Certification Program and the Stanford University Director’s Consortium.

Rick D. Anderson has served as Managing Director at PTV Sciences, a healthcare venture capital firm, since January 2008. Mr. Anderson was formerly Company Group Chairman of Johnson & Johnson (“J&J”) and Worldwide Franchise Chairman of Cordis Corporation, a division of J&J, from October 2006 through December 2007. Mr. Anderson also served as President of Cordis Corporation from December 2003 to October 2006 and was previously Worldwide Franchise Vice President of Centocor, Inc., which merged with J&J in 1999, from August 2002 to December 2003. Previous to that, Mr. Anderson held various other vice president positions with other international healthcare and medical device companies. At Racal HealthCare, Inc., he was Vice President, Global Marketing and responsible for respiratory devices and before that, he spent a decade with Boehringer Mannheim Pharmaceuticals and Allergan, Inc. in various U.S. and global sales, sales management and marketing management roles. Mr. Anderson holds a B.B.A. in Marketing from Mississippi State University and has completed graduate level course work at Indiana University and Duke University. Mr. Anderson currently is the Chairman at IDEV Technologies, Inc. and serves on the boards of Cameron Health, Inc., Cardiva Medial, Inc. and Tryton Medical, Inc. Over the past 5 years, Mr. Anderson has also served on the boards of J&J and Cordis Corporation.

Timothy P. Lynch has served as a General Partner of Stonepine Capital LLC since July 2008. From October 2005 through June 2007, Mr. Lynch served as President and Chief Executive Officer of NeuroStat Pharmaceuticals, Inc., a specialty pharmaceutical company focused on central nervous system products. From June 2005 through September 2005, Mr. Lynch was President and Chief Executive Officer of Vivo Therapeutics, Inc., a specialty pharmaceutical company. From October 2002 through June 2005, Mr. Lynch served as Chief Financial Officer of Tercica, Inc., a publicly-traded biopharmaceutical company. From November 1999 to June 2002, Mr. Lynch served as Chief Financial Officer of InterMune, Inc., a publicly-traded biopharmaceutical company. Currently, Mr. Lynch serves as a member of the board of directors of Nabi Biopharmaceuticals, a publicly-traded biopharmaceutical company (including the audit committee), and Allos Therapeutics, Inc., a publicly-traded biotechnology company (including the audit and nominating and corporate governance committees). Mr. Lynch holds a B.A. from Colgate University and an M.B.A. from the Harvard Graduate School of Business. Over the past five years, Mr. Lynch has also served on the boards of Bioform Medical, Inc. (including the audit committee) and Aradigm Corporation.

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

Robert O’Holla is currently the President of R.O.H. Consulting, LLC, a regulatory consulting firm specializing in medical devices, a position he has held since May 2008. Mr. O’Holla was the Worldwide Vice President of Regulatory Affairs at J&J from June 1990 until May 2008. Mr. O’Holla is a health products executive who has over thirty years experience, including research and development, quality and compliance, regulatory affairs, policy development and product sterilization. Mr. O’Holla has also written several publications regarding health products. He received his B.A. from Upsala College, his A.A. from Union College and his M.B.A. from Fairleigh Dickinson University. Mr. O’Holla currently serves on the board of BioSet Inc and is the Vice President of Regulatory Affairs for Nfocus Neuromedical and CeQur, SA.

Anthony J. Yost is currently an Executive General Manager at Novartis, a pharmaceutical company engaged in the research, development, manufacture and marketing of healthcare products, a position he has held since October 2008. From November 2003 to September 2008, he served as the President of Innovex North America, the commercial services unit of Quintiles Transnational Corporation. From February 1998 to November 2003, Mr. Yost had various responsibilities at Schering-Plough Corporation (“Schering-Plough”), including Vice President of the Acute Coronary Syndromes Business Unit, General Manager of Commercial and Manufacturing Operations in Portugal, Vice President of Managed Care and Vice President of the Cardiovascular Business Unit. Prior to working for Schering-Plough, Mr. Yost worked for Boehringer Mannheim and Eli Lilly and Company. Mr. Yost currently serves on the board of BIOCOM and is a member of the Purdue University Industrial Council. He received his B.S. in Pharmacy from Purdue University.

The experience, qualifications, attributes and skills of the Company’s directors, taken as a whole summarized in each of the director’s individual biographies, led our Nominating and Governance Committee to determine that the directors listed above should serve as directors of the Company. More specifically, the Nominating and Governance Committee determined that each of the directors has extensive experience as a business leader and has a strong understanding of business operations, particularly in our industry, which is important to the Company’s strategic and developmental success. Each of the directors has earned a university or graduate degree in a discipline that is valuable to the Board including medicine, management, marketing and business, which allows the Board to quickly understand the Company’s industry and the complex issues the Company faces. Similarly, each of our directors has extensive experience in the pharmaceutical or medical fields. Further, the Nominating and Governance Committee also considered Dr. Melrose’s experience in the medical field and as a faculty member at multiple colleges of medicine. With regard to directors Lynch and Yost, the Nominating and Governance Committee considered each such individual’s experience serving as leaders in pharmaceutical firms, which is valuable in assessing the Company’s business strategies and organization. With regard to directors Melrose, Anderson, and McInerney, the Board considered their significant experience, expertise and background in the venture capital/private equity business, which adds value to the Board’s understanding of business development, financing, strategic alternatives and industry trends. With respect to director McInerney, the Nominating and Governance Committee considered his extensive knowledge from serving as a research analyst of the biotechnology industry. Additionally, director O’Holla has in-depth knowledge of the important regulatory issues in the Company’s industry and has extensive experience in the regulatory framework in which the Company operates.

There are no family relationships between any members of the Board of Directors and the Company’s executive officers. Also, no members of the Board of Directors currently, or in the last 10 years, are involved in any legal proceedings.

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

Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the fiscal year ended December 31, 2009, its officers, directors and holders of more than 10% of the Common Stock complied with all Section 16(a) filing requirements with one exception. Dr. Evan Melrose received stock option grants on December 16, 2009 to purchase 150,000 shares of Common Stock, pursuant to the InSite Vision Incorporated 2007 Performance Incentive Plan. Dr. Melrose’s Form 4 was filed late with the SEC on December 22, 2009.

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

Audit Committee

The Company has a separately-designated standing audit committee. The Audit Committee currently consists of three directors: Timothy P. Lynch (Chair), Anthony J. Yost, and Rick D. Anderson, each of whom is an independent director. The Board of Directors has determined that Mr. Lynch qualifies as an “audit committee financial expert,” as defined in Regulation S-K Item 407(d)(5)(ii).

DIRECTOR COMPENSATION — FISCAL 2009

The following table presents information regarding the compensation paid for 2009 to members of the Board of Directors who are not also employees of the Company (referred to herein as “Non-Employee Directors”).

Name (a)	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
	($)	($)(1)	($)(1)(2)(3)	($)	($)	($)	($)
	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Evan S. Melrose, M.D.	$48,000	—	$38,985	—	—	—	$86,985
Rick D. Anderson	$48,500	—	$38,985	—	—	—	$87,485
Timothy P. Lynch	$53,500	—	$38,985	—	—	—	$92,485
Timothy McInerney	$36,000	—	$38,985	—	—	—	$74,985
Robert O’Holla	$60,000	—	$38,985	—	—	—	$98,985
Anthony J. Yost	$46,500	—	$38,985	—	—	—	$85,485

(1)	The amount reported in Column (d) of the table above reflects the aggregate grant date fair value of option awards with respect to 2009 (disregarding any estimate of forfeitures related to service-based vesting conditions). The Company has not granted any equity-based awards to Non-Employee Directors other than stock options. For a discussion of the assumptions and methodologies used to value the awards reported in Column (d), please see the discussion of option awards contained in Note 9 (Employee Stock-based Compensation) to the Company’s Consolidated Financial Statements, included as part of the Original Filing.
(2)	The following table presents the number of outstanding and unexercised option awards held by each of the Company’s Non-Employee Directors as of December 31, 2009.

	Option Grant Date	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Option Exercise Price ($)	Option Expiration Date
		(#)	(#)
Name		Exercisable	Unexercisable
Evan S. Melrose, M.D.	12/16/2009	—	150,000	0.38	12/16/2019
	9/23/2008	30,000	—	0.52	9/23/2018
Rick D. Anderson	12/16/2009	—	150,000	0.38	12/16/2019
	9/23/2008	30,000	—	0.52	9/23/2018
Timothy P. Lynch	12/16/2009	—	150,000	0.38	12/16/2019
	9/23/2008	30,000	—	0.52	9/23/2018
Timothy McInerney	12/16/2009	—	150,000	0.38	12/16/2019
	9/23/2008	30,000	—	0.52	9/23/2018
Robert O’Holla	12/16/2009	—	150,000	0.38	12/16/2019
	9/23/2008	30,000	—	0.52	9/23/2018
Anthony J. Yost	12/16/2009	—	150,000	0.38	12/16/2019
	9/23/2008	30,000	—	0.52	9/23/2018

(3)	As described below, the Company granted each of its Non-Employee Directors an option to purchase 150,000 shares of the Company’s Common Stock during 2009. Each of these options had a grant date fair value of $38,985. See footnote (1) for the assumptions used to value these awards.

Summary of Director Compensation

Prior to December 16, 2009, the compensation for Non-Employee Directors consisted of cash fees and retainers and grants of stock options as follows:

Cash Fees and Retainers:

•	an annual cash retainer of $30,000 for serving on the Board of Directors;

•	an annual cash retainer of $15,000 for serving as the Chairman of the Board.

•	an annual cash retainer for serving on Board committees ($6,000 for Audit, $3,000 for Compensation, $3,000 for Nominating, $3,000 for Opportunity Screening and $3,000 for CEO Search); and

•

an annual cash retainer for serving as the Chairman of a Board Committee ($24,000 for Product Development, $13,000 for Audit, $7,500 for Compensation, $7,500 for CEO Search, $7,500 for Opportunity Screening, $5,000 for Nominating)

Effective December 16, 2009, the Board of Directors approved changes to the cash component of the director compensation program. Under the current program, Non-Employee Directors are entitled to receive the following retainer fees:

•	an annual cash retainer of $45,000 for serving on the Board of Directors;

•	an annual cash retainer of $10,000 for serving as the Chairman of the Board; and

•	an annual cash retainer for serving as the Chairman of a Board Committee ($7,500 for Audit, $2,500 for Compensation, $2,500 for Nominating)

The Company also reimburses Non-Employee Directors for reasonable expenses for attending any Board or committee meetings.

Option Grants. Under the Company’s current director compensation program, each Non-Employee Director is granted, at the time of his or her initial election or appointment to the Board, an option to purchase 150,000 shares of the Company’s Common Stock. Thereafter, each Non-Employee Director in office on the date of the first Board meeting in December of each year is granted on such date an option to purchase 150,000 shares of the Company’s Common Stock, unless the director received his or her initial option grant within the preceding six months. In the event that there is no Board meeting in December of any year, the annual option grant will be made on December 15 of that year (or, if December 15 is not a trading day, the next succeeding trading day). In addition, Non-Employee Directors are eligible to receive discretionary award grants at any time under the Company’s 2007 Performance Incentive Plan.

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

On December 16, 2009, each of the Company’s Non-Employee Directors (Dr. Melrose and Messrs. Anderson, Lynch, McInerney, O’Holla and Yost) received a grant of an option to purchase 150,000 shares of the Company’s Common Stock. Each of these options has a per-share exercise price of $0.38 (the closing price of the Company’s Common Stock on the grant date) and will vest on the first anniversary of the grant date. Each of these options was granted under, and is subject to, the terms of, the 2007 Performance Incentive Plan.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This section contains a discussion of the material elements of compensation earned by the Company’s principal executive officer, its principal financial officer, and its other executive officers for 2009. These individuals are listed in the “Summary Compensation Table” below and referred to as the “Named Executive Officers” in this Annual Report.

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

Executive Compensation Program Objectives and Overview

The Compensation Committee’s principal goals in making its executive compensation decisions are:

•

to help ensure that there exists an appropriate relationship between executive pay and both the performance of the Company and the creation of stockholder value through the Company’s achievement of long-term strategic goals and initiatives;

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

As part of its annual review of the Company’s executive compensation programs, the Compensation Committee generally reviews Radford’s surveys of compensation paid to similarly situated executive officers in the technology and biotechnology industries in the San Francisco Bay Area. In setting compensation levels for our Named Executive Officers, the Compensation Committee does not “benchmark” compensation against this survey data. Rather, as discussed below, the Compensation Committee considers a number of factors in making its decisions and uses this market data as a general reference point. Although the Compensation Committee is authorized under its charter to retain outside compensation consultants to provide assistance in its decision-making process, the Compensation Committee determined that it was not necessary to retain a consultant for 2009.

Current Executive Compensation Program Elements

Base Salaries

The base salaries of the Named Executive Officers are reviewed by the Compensation Committee on an annual basis, as well as at the time of a promotion or other material change in responsibilities. Any increases in base salary are based on an evaluation of the particular individual’s performance and level of pay compared to similarly situated executives at comparable companies, as well as the individual’s criticality to the Company’s future plans. In the case of Mr. Drapeau, his base salary while serving as the Company’s interim chief executive officer was negotiated in October 2008 at the time he accepted the position and is set forth in his offer letter with the Company entered into at that time.

In reviewing the base salaries for each of the Named Executive Officers for 2009 the Compensation Committee took into account:

•	the individual’s performance against the Company’s corporate performance goals;

•	the individual’s particular experience in the biotechnology or pharmaceutical industries;

•	the scope of the executive’s responsibilities and the executive’s criticality to achieving the Company’s business goals; and

•	the compensation data provided for similarly situated executives in the Radford surveys referenced above.

Based on its review, the Compensation Committee determined that no changes would be made to the Named Executive Officers’ base salaries for 2009.

Annual Bonuses

The InSite Vision Incorporated 2009 Bonus Plan (the “Bonus Plan”), that provides bonus opportunities each year for employees of the Company, including each of the Named Executive Officers. Each participant in the Bonus Plan has a target bonus percentage that is expressed as a percentage of the participant’s annual base salary. The Bonus Plan provides that the target bonus percentages for all participants are aggregated to determine the Company’s on-target bonus pool. The actual bonus pool for participants in the Bonus Plan is determined based on the Company’s achievement of specific performance goals established by the Compensation Committee for the bonus year. The participant’s actual bonus amount is then subject to increase or decrease based on the participant’s individual performance during the year. In the case of the Named Executive Officers, the Compensation Committee evaluates the participant’s individual performance and determines his or her final bonus amount at the end of the year.

For 2009, the Compensation Committee established a target bonus percentage for Mr. Drapeau of 40% of his base salary, with the target bonus percentage for each of the other Named Executive Officers being 35% of his or her base salary. The Compensation Committee established 10 specified corporate goals to measure the Company’s performance for 2009 with each goal being weighted between 5% and 40% of the total bonus opportunity. These goals generally pertained to preparing and closing a strategic opportunity, partnering the Company’s AzaSite product and other product candidates, moving product candidates into and through clinical trials, filing patents for existing technology, and maintaining operating expenses and cash on hand. The amount of the actual bonus pool with respect to each performance goal could range from 50% to 150% of the on-target bonus pool for that goal based on the date by which that particular goal was attained or, in the case of financial performance metrics, the Company’s actual performance as compared with the pre-established goals. For 2009, the financial performance targets established by the Compensation Committee for the Bonus Plan were operating expenses of less than $10 million and cash on hand at the end of fiscal 2009 of $25 million.

At the end of 2009, the Compensation Committee evaluated the Company’s performance with respect to each of the 10 corporate goals established for the Bonus Plan and determined that the actual bonus pool for 2009 would be 70% of the on-target bonus pool. Specifically, the Company achieved in 2009 the following goals established for the Bonus Plan:

•	Obtain FDA Approval for ISV-502 Clinical Path

•	File Patent for DuraSite 2

•	Formulate DuraSite with one existing drug and complete positive pharmacokinetic data

•	Demonstrate business case to advance one new product candidate into development

•	Operating expenses before restructuring less than $10 million

Based on its subjective assessment of each Named Executive Officer’s individual performance for 2009, the Compensation Committee decided to award the following bonuses to each of the Named Executive Officers (expressed as a percentage of the executive’s base salary): Mr. Drapeau, 28%; Dr. Bowman, 21%; and Mr. Heniges 17.5%. The specific bonus amounts awarded to each of the Named Executive Officers for 2009 under the bonus plan are reported below under the heading “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.

In December 2009, the Compensation Committee also awarded Mr. Drapeau a retention bonus opportunity of $50,000 as our interim Chief Executive Officer (“CEO”). The retention bonus is subject to Mr. Drapeau’s continued employment through the date the new CEO is hired and the achievement of certain business objectives agreed upon by Mr. Drapeau and our board of directors. The Compensation Committee determined that it was appropriate to provide this bonus opportunity as a retention incentive for Mr. Drapeau during the transition period until a new CEO is hired.

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

The Compensation Committee approved the grant of an option to each of the Named Executive Officers in February 2009. In determining the number of shares to be subject to each of these grants, the Board took into account that there had been no annual option grant since 2002 and 100% of those options that had been granted in the past were not likely to be exercised with the current market price for the Company’s common stock. The number of options granted was based on the Named Executive Officer’s level within the Company. The options granted for each level was determined by company performance and grant levels for executives at comparable companies.

Severance Benefits

The Company believes that severance protections can play a valuable role in attracting and retaining key executive officers. Accordingly, the Company provides such protections for certain eligible employees, including each of the Named Executive Officers under the Company’s Severance Plan. The Compensation Committee evaluates the level of severance benefits, if any, to provide to a Named Executive Officer on a case-by-case basis, and in general, the Company considers these severance protections an important part of an executive’s compensation.

As described in more detail under “Potential Payments Upon Termination or Change in Control” below, Named Executive Officers are generally entitled to severance benefits under the Severance Plan in the event of a termination of employment by the Company without cause. The Company has determined that it is appropriate to provide these executives with severance benefits in the event of an involuntary termination of the executive’s employment in light of their positions within the Company and as part of their overall compensation package.

The Company believes that the occurrence, or potential occurrence, of a change in control transaction may create uncertainty regarding the continued employment of our executive officers. This uncertainty results from the fact that many change in control transactions result in significant organizational changes, particularly at the senior executive level. In order to encourage the Named Executive Officers to remain employed with the Company during an important time when their prospects for continued employment following the transaction are often uncertain, the Company provides the Named Executive Officers with enhanced severance benefits the Severance Plan if the executive’s employment is terminated by the Company without cause or by the executive for good reason in connection with a change in control. Because the Company believes that a termination by an executive for good reason is conceptually the same as a termination by the Company without cause, and because the Company believes that in the context of a change in control, potential acquirers would otherwise have an incentive to constructively terminate the executive’s employment to avoid paying severance, the Company believes it is appropriate to provide severance benefits in these circumstances.

The Company generally does not believe that Named Executive Officers should be entitled to severance benefits merely because a change in control transaction occurs. The payment of cash severance benefits is generally only triggered by an actual or constructive termination of employment. However, Mr. Drapeau will be entitled to change in control severance benefits under the Severance Plan if he is employed with the Company through the date of the change in control (or if his employment is terminated by the Company without cause during the 90-day period prior to the change in control) so long as he provides reasonable transition services following the change in control for a period of 30 days. The Compensation Committee believes that the additional benefit provided to Mr. Drapeau is appropriate in light of his performance as Interim Chief Executive Officer and Chief Financial Officer.

Policy with Respect to Section 162(m)

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to publicly held companies for compensation exceeding $1 million paid to their chief executive officers and certain other executive officers unless certain performance and other requirements are met. The Company’s intent generally is to design and administer executive compensation programs in a manner that will preserve the deductibility of compensation paid to its executive officers, and the Company believes that a substantial portion of its current executive compensation program (including the stock options granted to the Named Executive Officers as described above)

satisfies the requirements for exemption from the $1 million deduction limitation. However, the Company reserves the right to design programs that recognize a full range of performance criteria important to its success, even where the compensation paid under such programs may not be deductible. The Compensation Committee believes that no part of the Company’s tax deduction for compensation paid to the Named Executive Officers for 2009 will be disallowed under Section 162(m). The Compensation Committee will continue to monitor the tax and other consequences of the Company’s executive compensation program as part of its primary objective of ensuring that compensation paid to executive officers is reasonable, performance-based and consistent with the goals of the Company and its stockholders.

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
Timothy P. Lynch
Robert O’Holla

(1)	Unless the Company specifically states otherwise, this report shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act or the Securities Exchange Act.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee members whose names appear on the Compensation Committee Report above were committee members throughout the 2009 Fiscal Year. No member of the Compensation Committee is or at the relevant time was a former or current executive officer of the Company or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee during the fiscal year ended December 31, 2009.

SUMMARY COMPENSATION TABLE - FISCAL 2009, 2008 and 2007

The following table presents information regarding compensation of the Named Executive Officers for services rendered during 2009, 2008 and 2007.

Name and Principal Position (a)	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)(1)	($)	($)(2)	($)(3)	($)	($)(4)	($)
	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Louis Drapeau (5)	2009	255,000	50,000	—	51,760	71,400	—	7,010	435,170
Interim Chief Executive Officer and Chief Financial Officer	2008	213,333	—	—	46,260	57,375	—	3,010	319,978
	2007	48,750	15,000	—	37,880	—	—	673	102,303
Lyle M. Bowman, Ph.D.	2009	263,750	—	—	25,880	55,388	—	4,374	349,392
Vice President, Development	2008	263,750	—	—	0	47,475	—	2,428	313,653
	2007	250,000	126,000	—	81,176	—	—	2,245	459,421
David Heniges (6)	2009	234,690	—	—	19,410	44,804	—	135,055	433,959
Former Vice President and General Manager, Commercial Opportunities	2008	256,025	—	—	0	46,085	—	10,238	312,348
	2007	245,000	76,000	—	50,735	—	—	3,445	375,180

(1)	For Mr. Drapeau, the amount reported for 2009 in this column represents payment of a $50,000 CEO retention bonus pursuant to his October 2008 offer letter as described below. For the year 2007, the figures reported in this column reflect two separate bonuses that the Named Executive Officers received for 2007. The Named Executive Officers (other than Mr. Drapeau) were awarded performance bonuses in May 2007 in connection with the Company’s achievement of certain milestones. The amounts awarded to each executive were as follows: Dr. Bowman - $70,000; and Mr. Heniges - $40,000. In April 2008, the Named Executive Officers were also awarded annual incentive bonuses for 2007 in the following amounts: Mr. Drapeau - $15,000; Dr. Bowman - $56,000; and Mr. Heniges - $36,000
(2)	In accordance with recent changes in SEC rules, the amounts reported in Column (f) of the table above reflect the aggregate grant date fair value of option awards granted during each of 2009, 2008 and 2007. The Company has not granted any equity-based awards other than stock options to Named Executive Officers that were outstanding during 2009, 2008 or 2007. For a discussion of the assumptions and methodologies used to value the awards reported in Column (f), please see the discussion of option awards contained in Note 9, Employee Stock-based Compensation, to the Company’s Consolidated Financial Statements, included as part of this Annual Report for 2009 filed on Form 10-K with the SEC (or, for years prior to 2009, the corresponding note in the Company’s Form 10-K for the applicable fiscal year). For information about the option awards granted to the Named Executive Officers for 2009, please see the discussion under “Grants of Plan-Based Awards” below. The SEC’s disclosure rules previously required that we present option award information for 2008 and 2007 based on the amount recognized during the corresponding year for financial statement reporting purposes with respect to these awards. However, the recent changes in the SEC’s disclosure rules require that we now present the option award amounts in the applicable columns of the table above with respect to 2008 and 2007 on a similar basis as the 2009 presentation using the grant date fair value of the awards granted during the corresponding year. As a result, each Named Executive Officer’s total compensation amounts for 2008 and 2007 also differ from the amounts previously reported in the Company’s Summary Compensation Table for these years.
(3)	The figures reported in this column reflect the annual performance bonuses that the Named Executive Officers received for 2009 and 2008. As described in the “Compensation Discussion and Analysis” above, the Named Executive Officers were paid performance bonuses in 2010 and 2009 in connection with their contributions to the Company in the previous year.
(4)	The amounts reported in Column (i) represent the Company’s payments of group term life insurance premiums on behalf of each Named Executive Officer. The Company is not the beneficiary of the life insurance policies, and the premiums that the Company pays are taxable as income to the applicable officer. For Mr. Heniges, this amount includes severance of $128,013 in connection with the termination of his employment.

(5)	Mr. Drapeau serves as interim Chief Executive Officer, retaining his position of Vice President and Chief Financial Officer, at the current rate of approximately 30 hours per week.
(6)	Mr. Heniges’ employment with the Company terminated effective December 1, 2009.

Compensation of Named Executive Officers - Employment Agreements

The Summary Compensation Table above quantifies the value of the different forms of compensation earned by the Named Executive Officers for 2009, 2008 and 2007. The primary elements of each Named Executive Officer’s total compensation reported in the table are base salary, bonuses, and long-term equity incentives consisting of stock options.

The Summary Compensation Table should be read in conjunction with the tables and narrative descriptions that follow. The Grants of Plan-Based Awards table and accompanying narrative description provides information regarding the stock options granted to Named Executive Officers in 2009. The Outstanding Equity Awards at 2009 Fiscal Year End and Option Exercises and Stock Vested tables provide further information on the Named Executive Officers’ potential realizable value and actual value realized with respect to their equity awards.

In October 2008, the Company entered into a letter agreement with Mr. Drapeau in connection with his serving as its interim Chief Executive Officer (“CEO”). The agreement provides for Mr. Drapeau to receive an annual base salary of $255,000 and a retention bonus of $50,000, subject to his continued employment through the date a new CEO is hired and the achievement of certain business objectives agreed upon by Mr. Drapeau and our board of directors. Upon the hiring of a new CEO, the agreement provides that Mr. Drapeau will continue as the Company’s Vice President and Chief Financial Officer with an annual base salary of $205,000.

GRANTS OF PLAN-BASED AWARDS - FISCAL 2009

The following table presents information regarding the incentive awards granted to the Named Executive Officers for 2009.

Name (a)	Grant Date	Estimated Potential Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
		Threshold	Target	Maximum	Threshold	Target	Maximum
		($)	($)	($)	($)	($)	($)
	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Louis Drapeau	N/A	—	$102,000	—	—	—	—	—	—	—	—
	2/17/2009	—	—	—	—	—	—	—	400,000	$0.20	$51,760
Lyle M. Bowman, Ph.D	N/A	—	$92,313	—	—	—	—	—	—	—	—
	2/17/2009	—	—	—	—	—	—	—	200,000	$0.20	$25,880
David Heniges	N/A	—	$89,609	—	—	—	—	—	—	—	—
	2/17/2009	—	—	—	—	—	—	—	150,000	$0.20	$19,410

(1)	The amounts reported in Column (l) reflect the fair value of these awards on the grant date as determined under the principles used to calculate the value of equity awards for purposes of the Company’s financial statements. For the assumptions and methodologies used to value the awards reported in Column (l), please see footnote (1) to the Summary Compensation Table.

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

Each option reported in the table above was granted with a per-share exercise price equal to the fair market value of a share of the Company’s common stock on the grant date. For these purposes, and in accordance with the Company’s option grant practices, the fair market value is equal to the closing price of a share of the Company’s common stock on the applicable grant date. Each of these options is scheduled to vest as to 25% of the shares covered by the option on the first anniversary of the grant date and as to the remaining 75% of the shares in daily installments over the three-year period thereafter.

Once vested, each option will generally remain exercisable until its normal expiration date. Each of the options granted to the Named Executive Officers in 2009 has a term of ten years. However, vested options may expire earlier in connection with a change in control transaction or a termination of the Named Executive Officer’s employment. Subject to any accelerated vesting that may apply in the circumstances, the unvested portion of the option will immediately terminate upon a termination of the Named Executive Officer’s employment. The Named Executive Officer will generally have three months to exercise the vested portion of the option following a termination of his or her employment. This period is extended to 12 months if the termination was a result of the Named Executive Officer’s death or disability. The options granted to Named Executive Officers during 2009 do not include any dividend rights.

The terms of the “non-equity incentive plan” awards reflected in the Grants of Plan-Based Awards Table are described in the “Compensation Discussion and Analysis” above.

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END

The following table presents information regarding the outstanding stock options held by each of the Named Executive Officers as of December 31, 2009, including the vesting dates for the portions of these options that had not vested as of that date. None of the Named Executive Officers held any outstanding stock awards as of that date.

Name (a)	Option Grant Date	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options		Option Exercise Price ($)	Option Expiration Date
		(#)	(#)
		Exercisable	Unexercisable
	(b)	(c)	(d)		(e)	(f)
Louis Drapeau	2/17/2009	—	400,000	(1)	0.20	2/17/2019
	10/28/2008	150,000	150,000	(2)	0.36	10/28/2018
	10/15/2007	28,116	21,884	(3)	1.20	10/15/2017
Lyle M. Bowman, Ph.D.	2/17/2009	—	200,000	(1)	0.20	2/17/2019
	5/2/2007	80,000	—		1.59	5/2/2017
	2/1/2006	80,000	—		1.50	2/1/2016
	6/1/2005	175,000	—		0.63	6/1/2015
	6/1/2004	40,000	—		0.75	6/1/2014
	3/30/2004	20,000	—		0.88	3/30/2014
	12/12/2003	25,000	—		0.41	12/12/2013
	9/23/2003	15,000	—		0.63	9/23/2013
	2/14/2003	25,000	—		0.85	2/14/2013
	9/20/2002	15,000	—		0.93	9/20/2012
	6/18/2001	15,000	—		1.45	6/18/2011
	2/23/1999	25,000	—		1.13	2/23/2009
David Heniges	5/2/2007	50,000	—		1.59	5/2/2017
	2/1/2006	65,000	—		1.50	2/1/2016
	6/1/2005	125,000	—		0.63	6/1/2015
	6/1/2004	30,000	—		0.75	6/1/2014
	3/30/2004	15,000	—		0.88	3/30/2014
	12/12/2003	10,000	—		0.41	12/12/2013
	9/23/2003	5,000	—		0.63	9/23/2013
	2/14/2003	25,000	—		0.85	2/14/2013
	9/20/2002	75,000	—		0.93	9/20/2012

(1)	Each of these options is scheduled to vest as to 25% of the shares covered by the option on February 17, 2010 and as to the remaining 75% of the shares in daily installments over the three-year period thereafter.
(2)	This option is scheduled to vest in two installments on each of October 28, 2009 and October 28, 2010.
(3)	This option is scheduled to vest as to 25% of the shares covered by the option on October 15, 2008 and as to the remaining 75% of the shares in daily installments over the three-year period thereafter.

OPTION EXERCISES AND STOCK VESTED - FISCAL 2009

None of the Named Executive Officers exercised any stock options or held any stock awards that vested during 2009.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

As described in the “Compensation Discussion and Analysis” above, the Compensation Committee approved the Severance Plan in April 2009 to provide severance protections for certain eligible employees of the Company, including each of the Named Executive Officers. If, during the term of the Severance Plan, a participant’s employment with the Company is terminated by the Company without “cause” (as such term is defined in the Severance Plan), the participant will generally be entitled to receive (1) a lump sum severance payment equal to the participant’s annual base salary rate multiplied by the participant’s “severance multiplier,” and (2) payment by the Company of the participant’s premiums for continued medical and other welfare benefits pursuant to the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) for a number of months determined by multiplying the participant’s severance multiplier by twelve. The severance multiplier for each of Messrs. Drapeau and Bowman is one (1).

If, during the term of the Severance Plan, a participant’s employment with the Company is terminated by the Company without cause or by the participant for “good reason” within 90 days before, or within two years after, the occurrence of a “change in control” of the Company, then, in lieu of the benefits described above, the participant will generally be entitled to receive (1) a lump sum severance payment equal to the sum of (a) the participant’s annual base salary rate multiplied by the participant’s “change in control severance multiplier” plus (b) the participant’s target bonus for the year in which the termination occurs (or, if the participant does not have a target bonus opportunity for such year, the average annual cash bonus paid to the participant for the three preceding fiscal years), (2) payment by the Company of the participant’s premiums for continued medical and other welfare benefits pursuant to COBRA for a number of months determined by multiplying the participant’s change in control severance multiplier by twelve, and (3) full accelerated vesting of the participant’s stock options and other equity-based awards, with a six-month extension of the period to exercise stock options. (For these purposes, the term “change in control” is defined in the Severance Plan and the term “good reason” is defined in each participant’s Severance Plan participation agreement). However, in the case of Mr. Drapeau, he will be entitled to the benefits described in this paragraph upon the occurrence of a change in control regardless of whether his employment is terminated in connection with the change in control; provided, however, that in order to receive such benefits, Mr. Drapeau must agree to provide reasonable transition services following the change in control for a period of thirty days. The change in control severance multiplier for each of Messrs. Drapeau and Bowman is one and one-half (1.5).

A participant’s right to receive benefits under the Severance Plan is subject to the participant’s execution of a release of claims in favor of the Company upon the termination of the participant’s employment. Participants are generally not obligated to seek new employment to mitigate the Company’s severance obligations under the Severance Plan.

Estimated Severance and Change in Control Benefits

Severance Benefits. The following chart presents the Company’s estimate of the amount of the benefits to which each of the Named Executive Officers would have been entitled under the Severance Plan had his employment terminated under the circumstances described above (other than in connection with a change in control of the Company) on December 31, 2009.

Name and Principal Position	Cash Severance	Continuation of Health Benefits	Total
Louis Drapeau Interim Chief Executive Officer and Chief Financial Officer	$255,000.00	$45,310.68	$300,310.68
Lyle M. Bowman, Ph.D. Vice President, Development	$263,750.00	$27,061.32	$290,811.32

Change in Control Severance Benefits. The following chart presents the Company’s estimate of the amount of the severance benefits to which each of the Named Executive Officers would have been entitled under the Severance Plan had his employment terminated under the circumstances described above following a change in control of the Company, and assuming for purposes of this disclosure that the termination of employment occurred on December 31, 2009.

Name and Principal Position	Cash Severance	Continuation of Health Benefits	Equity Acceleration (1)	Total
Louis Drapeau Interim Chief Executive Officer and Chief Financial Officer	$484,500.00	$67,966.02	$75,000.00	$627,466.02
Lyle M. Bowman, Ph.D. Vice President, Development	$487,937.50	$40,591.98	$36,000.00	$564,529.48

(1)	This column reports the intrinsic value of the unvested portions of the executive’s options that would accelerate in the circumstances. For options, this value is calculated by multiplying the amount (if any) by which $0.38 (the closing price of the Company’s common stock on December 31, 2009) exceeds the exercise price of the option by the number of shares subject to the accelerated portion of the option.

David Heniges. As noted above, Mr. Heniges’ employment with the Company terminated on December 1, 2009. In connection with his termination, he received a severance payment of $128,013 under the Severance Plan (based on his severance multiplier under the plan of 0.5) and is entitled to payment by the Company of his COBRA premiums for six months following his termination. The estimated aggregate cost of these COBRA payments is $9,496.38.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to the Company regarding beneficial ownership of the Company’s Common Stock, as of March 31, 2010 unless otherwise noted by (i) each person who is known by the Company to beneficially own more than five percent of the Company’s Common Stock, (ii) the Chief Executive Officer and each of the other Named Executive Officers of the Company, (iii) each director, and (iv) all current executive officers and directors as a group. Unless otherwise indicated, the principal address of each of the stockholders below is: c/o InSite Vision Incorporated, 965 Atlantic Avenue, Alameda, California 94501. Except as otherwise indicated, the Company believes that each of the beneficial owners of the Common Stock listed below has sole voting and investment power with respect to such shares, subject to community property laws, where applicable. Information for Pinto Technology Ventures, Eli Jacobson, Coliseum Capital Management, LLC and the related individuals and entities of each of those who are identified below is based upon the most recent 13G or 13G/A filed by such persons with the SEC.

The percentage of beneficial ownership is calculated based on the 94,769,330 shares of Common Stock that were outstanding on March 31, 2010. This percentage also includes Common Stock of which such individual or entity had the right to acquire beneficial ownership of as of March 31, 2010 or within 60 days thereafter, including but not limited to upon the exercise of options and warrants; however, such Common Stock shall not be deemed outstanding for the purpose of computing the percentage owned by any other individual or entity.

	Beneficially Owned
Name of Beneficial Owner	Number of Shares		Percent of Class
Pinto Technology Ventures, L.P. Pinto Technology Ventures GP, L.P. Pinto TV GP Company LLC Matthew Crawford Evan S. Melrose c/o PTV Sciences 221 West 6th Street, Suite 700 Austin, Texas 78701	10,238,999	(1)	10.8%
Eli Jacobson 125 Broad Street, 32nd Floor New York, NY 10004	8,892,096	(2)	9.38%
Coliseum Capital Management, LLC. Adam Gray Christopher Shackelton 767 Third Avenue 35th Floor New York, NY 10017	5,141,343	(3)	5.43%
Rick D. Anderson.	30,000	(4)	*
Timothy P. Lynch	30,000	(4)	*
Timothy McInerney	750,573	(5)	*
Evan S. Melrose, M.D.	179,504	(4)	*
Robert O’Holla.	30,000	(4)	*
Anthony J. Yost	30,000	(4)	*
Louis C. Drapeau.	501,172	(6)	*
Lyle M. Bowman, Ph.D	626,347	(7)	*
All current executive officers and directors as a group (8 persons)	2,177,596	(8)	2.30%

*	Less than one percent of the outstanding Common Stock.
(1)	Information is based on the Schedule 13D/A filed with the SEC on September 26, 2008 by Pinto Technology Ventures, L.P., Pinto Technology Ventures GP, L.P. and Pinto TV GP Company LLC (collectively, the “Pinto Entities”) and Matthew Crawford and Evan Melrose. The amount above includes 7,744,621 shares held by Pinto Technology Ventures, L.P. and 2,494,378 shares of Common Stock issuable upon the exercise of warrants. The Pinto Entities and Mr. Crawford and Dr. Melrose share voting and dispositive power with respect to such shares. Mr. Crawford and Dr. Melrose disclaim beneficial ownership in the shares held by the Pinto Entities, except to the extent of their pecuniary interest therein. In addition, the amount above includes 128,000 shares and 149,504 shares for which Mr. Crawford and Dr. Melrose, respectively, have sole voting and dispositive power.
(2)	Information is based on the Schedule 13G/A filed with the SEC on February 8, 2010 by Eli Jacobson.
(3)	Information is based on the Schedule 13G/A filed with the SEC on February 19, 2010 by Coliseum Capital Management, LLC (“CCM”), Adam Gray (“Gray”) and Christopher Shackelton (“Shackleton”) (collectively, the “Filers”). The amount above includes 5,141,343 for which the Filers each have shared voting and dispositive power.
(4)	Includes 30,000 shares issuable upon the exercise of stock options as of March 31, 2010 or within 60 days thereafter.
(5)	Includes 286,452 warrants and 30,000 shares issuable upon the exercise of stock options as of March 31, 2010 or within 60 days thereafter.
(6)	Includes 461,172 shares issuable upon the exercise of stock options as of March 31, 2010 or within 60 days thereafter.

(7)	Includes 553,959 shares issuable upon the exercise of stock options as of March 31, 2010 or within 60 days thereafter.
(8)	Includes 286,452 warrants and 1,195,131 shares issuable upon the exercise of stock options as of March 31, 2010 or within 60 days thereafter.

EQUITY COMPENSATION PLAN INFORMATION

The Company currently maintains three equity compensation plans: the 2007 Performance Incentive Plan (the “2007 Plan”), the 1994 Stock Option Plan (the “1994 Plan”) and the Amended and Restated Employee Stock Purchase Plan (the “ESPP”). These plans have each been approved by the Company’s stockholders.

The following table sets forth, for each of the Company’s equity compensation plans, the number of shares of common stock subject to outstanding options, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of December 31, 2009.

Plan category	Number of shares of Common Stock to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of shares of Common Stock remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plans approved by stockholders	7,406,285	(1)	$0.74	3,999,536	(2)
Equity compensation plans not approved by stockholders	N/A		N/A	N/A
Total	7,406,285		$0.74	3,999,536

(1)	Of these shares, 3,191,196 were subject to options then outstanding under the 2007 Plan, and 4,215,089 were subject to options then outstanding under the 1994 Plan. No new awards may be granted under the 1994 Plan.
(2)	Of the aggregate number of shares that remained available for future issuance, 3,484,353 shares were available under the 2007 Plan and 515,183 shares were available under the ESPP. Subject to certain express limits of the 2007 Plan, shares available for award purposes under the 2007 Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, and other forms of awards granted or denominated in shares of the Company’s common stock or units of our common stock including, without limitation, stock bonuses, restricted stock, stock units and performance shares. The ESPP was suspended in August 2009.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

Director Independence

The Board of Directors has determined that each of the members of the Board of Directors, other than Dr. Melrose, is “independent” as that term is defined in the American Stock Exchange’s listing standards.

Item 14.	Principal Accounting Fees and Services

The following table shows the fees paid or accrued by the Company for the audit and other services provided by the Company’s independent registered public accounting firm Burr Pilger Mayer, Inc. (“BPM”), for fiscal years 2009 and 2008 (in thousands):

	2009	2008
Audit Fees (1)	$168	$253
Audit-related Fees (2)	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$168	$253

(1)	Audit fees represent fees for professional services provided in connection the audit of our annual consolidated financial statements, review of our quarterly condensed consolidated financial statements and services that are normally provided by BPM in connection with statutory and regulatory filings or engagements and related royalty audits.
(2)	Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported above under audit fees.

Independence of Independent Registered Public Accounting Firm and Pre-Approval Policy

The Company’s Audit Committee has determined that the provision by BPM of non-audit services is compatible with maintaining the independence of BPM. The Audit Committee has adopted a policy for the pre-approval of audit and non-audit services rendered by the Company’s independent registered public accounting firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services for up to $25,000. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. During fiscal 2009, all services provided by BPM were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(3) Exhibits

The information required under this Item appears under the heading “Exhibit Index” of this Amendment No. 1 to the Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2010

INSITE VISION INCORPORATED

By:	/s/ Louis Drapeau
Interim Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ * Evan S. Melrose, M.D	Chairman of the Board	April 30, 2010

/s/ * Rick D. Anderson	Director	April 30, 2010

/s/ * Timothy P. Lynch	Director	April 30, 2010

/s/ * Timothy McInerney	Director	April 30, 2010

/s/ * Robert O’Holla	Director	April 30, 2010

/s/ * Anthony J. Yost	Director	April 30, 2010

*	Louis Drapeau, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals, which have been filed with the original Annual Report on Form 10-K filed with the SEC on March 12, 2010.

By:	/s/ Louis Drapeau
Louis Drapeau
Attorney-in-fact

EXHIBIT INDEX

Number	Exhibit Table

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.