Form 10-Q
period 2010-03-31
INSITE VISION INC
filed 2010-05-06
CIK 802724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 4, 2010
Common Stock, $0.01 par value per share	94,769,330 shares

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2010

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

InSite Vision Incorporated

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except share amounts)	2010	2009
	(UNAUDITED)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$3,290	$7,222
Short-term investments	18,997	17,499
Accounts receivable	2,270	3,137
Prepaid expenses and other current assets	205	157

Total current assets	24,762	28,015

Property and equipment, at cost:
Laboratory and other equipment	958	955
Leasehold improvements	29	29
Furniture and fixtures	33	33

	1,020	1,017
Accumulated depreciation	(775)	(708)

	245	309

Debt issuance costs, net	3,819	3,922

Total assets	$28,826	$32,246

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$518	$286
Accrued liabilities	479	360
Accrued compensation and related expense	291	968
Accrued royalties	585	647
Accrued interest	2,781	2,938
Deferred revenues	75	75

Total current liabilities	4,729	5,274
Capital lease obligation, less current portion	—	5
Secured notes payable	60,000	60,000

Total liabilities	64,729	65,279

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized; 94,769,330 and 94,738,400 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	948	947
Additional paid-in capital	149,080	149,012
Accumulated deficit	(185,931)	(182,992)

Total stockholders’ deficit	(35,903)	(33,033)

Total liabilities and stockholders’ deficit	$28,826	$32,246

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2009.

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2010	2009
Revenues:
Royalties	$2,259	$1,236
Licensing fee and milestone amortization	—	1,016
Other product and service revenues	23	—

Total revenues	2,282	2,252

Expenses:
Research and development (a)	1,144	2,241
General and administrative (a)	1,219	1,673
Cost of revenues, principally royalties to third parties	303	216
Severance	—	369
Impairment of property and equipment	—	615

Total expenses	2,666	5,114

Loss from operations	(384)	(2,862)

Interest expense and other, net	(2,555)	(2,495)

Net loss	$(2,939)	$(5,357)

Net loss per share:
Loss per share - basic	$(0.03)	$(0.06)

Loss per share - diluted	$(0.03)	$(0.06)

Weighted average shares used in per-share calculation:
- Basic	94,748	94,682

- Diluted	94,748	94,682

(a) Includes the following amounts related to stock- based compensation:
Research and development	$3	$269
General and administrative	$57	$209

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(2,939)	$(5,357)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67	241
Impairment of assets	—	615
Amortization of deferred debt issuance costs	103	104
Stock-based compensation	60	478
Changes in operating assets and liabilities:
Accounts receivable	867	(794)
Prepaid expenses and other current assets	(48)	67
Accounts payable	232	(821)
Accrued liabilities	119	(305)
Accrued compensation and related expense	(677)	(343)
Accrued royalties	(62)	(2)
Accrued interest	(157)	—
Deferred revenues	—	(17)

Net cash used in operating activities	(2,435)	(6,134)

INVESTING ACTIVITIES:
Purchase of property and equipment	(3)	(18)
Increase in short-term investments	(1,498)	(12,976)

Net cash used in investing activities	(1,501)	(12,994)

FINANCING ACTIVITIES:
Issuance of common stock from exercise of options, net of issuance costs	9	—
Payment of capital lease obligation	(5)	(4)

Net cash provided by (used in) financing activities	4	(4)

Net decrease in cash and cash equivalents	(3,932)	(19,132)
Cash and cash equivalents at beginning of period	7,222	37,456

Cash and cash equivalents at end of period	$3,290	$18,324

Supplemental disclosure of cash flow information:
Interest received	$3	$13

Interest paid	$2,611	$2,400

Income taxes	$—	$1

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Notes to Condensed Consolidated Financial Statements

March 31, 2010

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for any future period.

The Company operates in one segment, using one measure of profitability to manage its business. Revenues are primarily from the license (the “Inspire License Agreement”) of AzaSite to Inspire Pharmaceuticals, Inc. (“Inspire”), located in the United States and all of the Company’s long-lived assets are located in the United States.

These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Use of Estimates

The preparation of financial statements requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value Measurements

The Company measures assets and liabilities at fair value. The levels of fair value measurements are:

Level 1:	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company had no Level 2 assets or liabilities at March 31, 2010.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company had no material Level 3 assets or liabilities at March 31, 2010.

As of March 31, 2010, $21.3 million of our cash and cash equivalents and short-term investments consisted of Level 1 Treasury backed money market funds.

The Company’s financial instruments consist mainly of cash equivalents, short-term investments, short-term accounts receivable, accounts payable and debt obligations. Short-term accounts receivable and accounts payable are reflected in the accompanying unaudited condensed consolidated financial statements at cost, which approximates fair value due to the short-term nature of these instruments. While the Company believes its valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The Company has long-term debt in the form of secured notes payable with fixed interest rates. The Company had $60 million in Level 1 borrowings outstanding as of March 31, 2010, with an interest rate of 16%. As of March 31, 2010, the face value of our long-term debt was estimated to be approximately the fair value based on current market rates.

Short-Term Investments

The Company’s investment policy is to limit the risk of principal loss and to ensure safety of invested funds by generally attempting to limit market risk. Accordingly, the Company’s short-term investments of $19.0 million are currently invested in United States Treasury securities with original maturities of twelve months or less. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings. For the three months ended March 31, 2010, the unrealized losses were under $1,000.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standards related to variable interest entities. The amendment primarily requires an entity to perform an analysis to determine whether variable interests give the Company a controlling interest in a variable interest entity. In addition, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when it has the power to direct activities that most significantly impact the entity’s economic performance. The standard is effective for annual reporting periods beginning after November 15, 2009. The Company adopted this standard during the period ended March 31, 2010. The adoption did not impact the Company’s consolidated financial position or results of operations.

In October 2009, the FASB issued an amendment to accounting standards related to multiple-deliverable revenue arrangements. The amendment requires entities to allocate revenue in multiple-deliverable revenue arrangements using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. The standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The Company is currently evaluating the impact to the Company’s financial position and results of operations.

In January 2010, the FASB issued an amendment to accounting standards related to fair value disclosures. The amendment requires entities to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosure about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. The standard is effective for interim and annual reporting periods beginning after December 31, 2009, except for the Level 3 disclosure. The Company adopted this standard during the period ended March 31, 2010. The adoption did not impact the Company’s consolidated financial position or results of operations. The Level 3 disclosure is effective for interim and annual reporting periods beginning after December 31, 2010. The Company expects that the adoption of the Level 3 disclosure will not materially impact the Company’s consolidated financial position or results of operations, other than additional disclosure requirements.

In February 2010, the FASB issued an amendment to accounting standards related to subsequent events. The amendment exempts Securities and Exchange Commission registrants from the requirement to disclose the date through which it has evaluated subsequent events for either original or restated financial statements. The standard is effective February 2010. The Company adopted this standard in February 2010. The adoption did not impact the Company’s consolidated financial position or results of operations, other than additional reporting requirements.

Note 2. Stock-Based Compensation

Equity Incentive Program

In October 2007, the Company’s stockholders approved a new equity incentive plan, the 2007 Performance Incentive Plan (the “2007 Plan”), that provides for grants of options and other equity-based awards to the Company’s employees, directors and consultants. Options granted under this plan, and its preceding plan, expire 10 years after the date of grant and become exercisable at such times and under such conditions as determined by the Company’s Board of Directors (generally with 25% vesting after one year and the balance vesting on a daily basis over the next three years of service). Upon termination of the optionee’s service, unvested options terminate and vested options generally expire at the end of three months. Only nonqualified stock options have been granted under these plans to date. On January 1 of each calendar year during the term of the 2007 Plan, the shares of common stock available for issuance will be increased by the lesser of 2% of the total outstanding shares of common stock on December 31 of the preceding calendar year, or 3,000,000 shares.

Employee Stock-based Compensation

Our stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

The effect of recording stock-based compensation for the three months ended March 31, 2010 and 2009 was as follows (in thousands, except per share data):

	Three months ended March 31,
	2010	2009
Stock-based compensation expense by type of award:
Employee stock options	$60	$461
Employee stock purchase plan	—	14
Non-employee stock options	—	3

Total stock-based compensation	$60	$478

During the three months ended March 31, 2010, the Company did not grant options to purchase shares of common stock. During the three months ended March 31, 2009, the Company granted options to purchase 2,285,000 shares of common stock with an estimated total grant date fair value of $310,000. Based on the Company’s historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 10% for its options for all periods disclosed. Accordingly, of the $310,000, the Company estimated that the stock-based compensation for the awards not expected to vest was $60,000.

As of March 31, 2010, unrecorded deferred stock-based compensation balance related to stock options was $0.4 million and will be recognized over an estimate weighted-average amortization period of 2.0 years.

Valuation assumptions

The Company estimates the fair value of stock options and employee stock purchase plans using a Black-Scholes valuation model using the graded-vesting method with the following weighted-average assumptions:

Stock Options	Three months ended March 31, 2009
Risk-free interest rate	1.8%
Expected term (years)	5
Expected dividends	0.0%
Volatility	80.5%

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

The following is a summary of activity under these plans for the indicated periods:

	Number of shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	7,406,285	$0.74	4.93	$296
Granted	—	$0.00
Exercised	(30,930)	$0.28
Canceled	(392,696)	$0.99

Outstanding at March 31, 2010	6,982,659	$0.73	4.95	$408

Options vested and expected to vest at March 31, 2010	6,795,401	$0.75	4.83	$380
Options exercisable at March 31, 2010	4,664,593	$0.95	2.86	$106

At March 31, 2010, the Company had 3,877,049 shares of common stock available for grant or issuance under its 2007 Plan. No options were granted during the three months ended March 31, 2010. The weighted average grant date fair value of options granted during the three months ended March 31, 2009 was $0.14. The intrinsic value of options exercised during the three months ended March 31, 2010 was $7,000. No options were exercised during the three months ended March 31, 2009.

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2010:

	Options Outstanding at March 31, 2010			Options Vested and Exercisable at March 31, 2010
		Weighted-Average
Range of Exercise Prices	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.20 - $0.20	1,050,000	8.88	$0.20	292,677	$0.20
$0.22 - $0.36	909,070	8.77	$0.27	306,398	$0.29
$0.38 - $0.38	900,000	9.71	$0.38	—	$0.00
$0.41 - $0.60	365,000	5.50	$0.49	346,315	$0.48
$0.63 - $0.63	1,358,266	1.44	$0.63	1,358,266	$0.63
$0.64 - $1.20	702,822	2.88	$0.85	663,436	$0.85
$1.35 - $1.46	120,001	2.35	$1.44	120,001	$1.44
$1.50 - $1.50	952,500	1.43	$1.50	952,500	$1.50
$1.59 - $4.56	615,000	1.44	$1.68	615,000	$1.68
$5.88 - $5.88	10,000	0.48	$5.88	10,000	$5.88

	6,982,659	4.95	$0.73	4,664,593	$0.95

The following table details the Company’s nonvested options activity for the quarter ended March 31, 2010:

	Number of shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2009	2,796,083	$0.19
Granted	—	0.00
Vested	(478,017)	0.16
Forfeited	—	0.00

Outstanding at March 31, 2010	2,318,066	$0.19

Employee Stock Purchase Plans

The Company maintained an employee stock purchase plan (the “Purchase Plan”) until August 2009. In August 2009, the Purchase Plan was suspended and 515,183 shares remain reserved for issuance and no new offering period will commence and no additional shares will be added to the Purchase Plan under its evergreen provision unless and until approved by the Company’s Board of Directors. During the three months ended March 31, 2009, no shares were issued under the Purchase Plan. As of March 31, 2010, there was no remaining unrecorded deferred stock-based compensation related to the Purchase Plan.

Note 3. Net Loss per Share

Basic net loss per share has been computed using the weighted-average number of common shares outstanding during the period. Dilutive net loss per share is computed using the sum of the weighted average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options and warrants. Potentially dilutive securities have been excluded from the computation of diluted net loss per share in 2010 and 2009 as their inclusion would be antidilutive. At March 31, 2010 and 2009, 13,484,985 and 22,048,635 options and warrants were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended March 31,
( in thousands, except per share amounts)	2010	2009
Numerator:
Net loss	$(2,939)	$(5,357)

Denominator:
Weighted-average shares outstanding	94,748	94,682
Effect of dilutive securities:
Stock options and warrants	—	—

Weighted-average shares outstanding for diluted loss per share	94,748	94,682

Net loss per share:
Basic	$(0.03)	$(0.06)

Diluted	$(0.03)	$(0.06)

Note 4. Common Stock Warrants

The following table shows outstanding warrants as of March 31, 2010. All of the outstanding warrants have cashless exercise provisions. All warrants are exercisable for common stock.

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

Note 5. Restructuring Charge

In December 2008, the Company announced a corporate restructuring plan to focus on the Company’s growth opportunities and conserve resources. As of March 31, 2010, the restructuring plan reduced the Company’s personnel by 39 employees. When affected employees were notified of their termination, the Company recorded the severance related costs. Severance totaled approximately $2.4 million of which $0.2 million was a non-cash transaction. In 2008, $1.9 million was recorded as severance expense in the Consolidated Statement of Operations. The remaining $0.5 million was recorded as severance expense in the Condensed Consolidated Statement of Operations in 2009. The Company has not incurred severance related costs in 2010.

The following table summarizes the activity for the accrued severance included in accrued compensation and related expense in the Consolidated Balance Sheets (in thousands):

Accrual at December 31, 2009	$157
Payments made	(157)

Accrual at March 31, 2010	$—

There is no remaining liability for severance related costs as of March 31, 2010.

Note 6. Subsequent Events

The Company evaluated subsequent events through the date on which the financial statements were issued, and has determined that there are no subsequent events that require adjustments or disclosure to the financial statements for the quarter ended March 31, 2010.

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

We are an ophthalmic product development company advancing ophthalmic pharmaceutical products to address unmet eye care needs. Our current portfolio of products is based on our proprietary DuraSite® drug delivery technology.

Our DuraSite® sustained drug delivery technology is a proven synthetic polymer-based formulation designed to extend the residence time of a drug relative to conventional topical therapies. It enables topical delivery of a drug as a solution, gel or suspension and can be customized for delivering a wide variety of drug candidates. We have focused our research and development and commercial support efforts on the following topical products formulated with our DuraSite® drug delivery technology. We may also utilize our DuraSite technology platform for the formulation of new ocular product candidates using either non-proprietary drugs or compounds originally developed by others for non-ophthalmic indications.

•

AzaSite® (azithromycin ophthalmic solution) 1% is a DuraSite formulation of azithromycin, is a broad spectrum ocular antibiotic and approved by the FDA in April 2007 to treat bacterial conjunctivitis (pink eye). It was launched in the United States by Inspire Pharmaceuticals in August 2007. Additional indications are being pursued by Inspire Pharmaceuticals for this product. The key advantages are a significantly reduced dosing regimen leading to better compliance and outcome, with a broad spectrum antibiotic, and a lowered probability of bacterial resistance based on high tissue concentration.

•

BesivanceTM (besifloxacin ophthalmic suspension) 0.6% is a DuraSite formulation of besifloxacin is a broad spectrum ocular antibiotic and approved by the FDA in May 2009 to treat bacterial conjunctivitis (pink eye). Besivance was developed by Bausch & Lomb and launched in the United States in the second half of 2009. An advantage of Besivance is a faster rate of resolution of the infection that may reduce the duration of the illness and reduce the chances of infecting others.

•

ISV-502 is a fixed combination of azithromycin and dexamethasone in DuraSite for the treatment of ocular inflammation and infection (blepharitis and/or blepharoconjunctivitis) for which there is no FDA approved indicated treatment; we completed the first pivotal Phase 3 trial in November 2008. ISV-502 was very well tolerated. However, the trial did not achieve its primary endpoint as defined by the protocol. We discussed the results of this trial with the FDA and determined a development plan for this product candidate.

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

•	ISV-405 is a DuraSite formulation with a higher percentage of azithromycin is in preclinical development for the treatment of ocular infection for markets outside the United States.

Business Strategy.

Our business strategy consists of the following three pillars:

1.	Support and expand sales of AzaSite. Working with our North American commercial partner, Inspire Pharmaceuticals, we seek to increase AzaSite sales through a variety of approaches, including the evaluation of AzaSite for additional indications such as blepharitis, or inflammation of the eyelid. We are also seeking additional commercial partners outside the United States to market AzaSite, particularly in Asia and Europe.

2.	Develop and monetize our pipeline of ocular product candidates. We plan to conduct preclinical and clinical testing of product candidates in our portfolio, and then partner with pharmaceutical companies to complete clinical development, manufacture, and market these products.

3.	Evaluate strategic opportunities. We seek to in-license or acquire promising product candidates and technologies from others, then apply our expertise to create novel differentiated ophthalmic product opportunities. We will also evaluate possible merger and acquisition candidates.

Major Developments

Our major developments and events in 2010 included:

•	meeting with the FDA to discuss the development pathway for ISV-502, ISV-305 and ISV-303; and

•	increased sales of AzaSite by Inspire in the United States.

Results of Operations

Revenues.

The Company had total revenues for the three months ended March 31, 2010 and 2009 of $2.3 million in each period. Revenues in the first quarter of 2010 primarily consisted of $2.2 million of net royalties from the sale of AzaSite by Inspire, compared to $1.2 million in the first quarter of 2009. Increase was driven by a 41% increase in AzaSite revenues and an increase in the royalty rate from 20% to 25% in August 2009. Revenues in the first quarter of 2009 also included $1.0 million from the amortization and recognition of international license fee payments for AzaSite.

Research and development expenses.

Our research and development (R&D) expenses for the three months ended March 31, 2010 and 2009 were:

R&D Cost by Program

(in millions)

	Three months ended March 31,
Program	2010	2009
AzaSite	$0.3	$—
ISV-303	0.2	0.1
ISV-502	—	0.1
New products and other	—	0.1
Programs - non-specific	0.6	1.9

Total	$1.1	$2.2

For the three months ended March 31, 2010, program expenses primarily consisted of non-specific program costs which comprised facility, internal personnel, and stock-based compensation costs that are not allocated to a specific development program. The non-specific costs decreased from 2009 due to a corporate restructuring which occurred in March 2009. Our AzaSite program expenses represented costs incurred to prepare for the distribution and manufacture of AzaSite internationally. Our ISV-303 program expenses primarily related to preclinical experiments.

For the three months ended March 31, 2009, program expenses consisted primarily of non-specific program costs which comprised facility, internal personnel, and stock-based compensation costs.

General and administrative expenses.

General and administrative expenses for the three months ended March 31, 2010 and 2009 were $1.2 million and $1.7 million, respectively. In 2010, we incurred lower personnel-related expenses as a result of our corporate restructuring.

Cost of revenues.

Cost of revenues for the three months ended March 31, 2010 and 2009 were $0.3 million and $0.2 million, respectively. Cost of revenues were comprised of royalties accrued for third parties, including Pfizer, based on the royalty report provided to us by Inspire.

Severance.

Severance expenses were $0.4 million in the three months ended March 31, 2009 and were associated with our corporate restructuring which was announced in March 2009.

Impairment.

Impairment expenses were $0.6 million in the three months ended March 31, 2009 and were associated with our corporate restructuring announced in March 2009. The Company impaired laboratory and other equipment, leasehold improvements, and furniture and fixtures located at our corporate headquarters.

Interest expense and other income, net.

Interest expense and other income, net, for the three months ended March 31, 2010 and 2009 was an expense of $2.6 million and $2.5 million, respectively, primarily related to the secured notes payable.

Liquidity and Capital Resources

In recent years, we have financed our operations primarily through private placements, debt financings, and payments from corporate collaborations. At March 31, 2010, our cash and cash equivalents and short-term investments were $3.3 million and $19.0 million, respectively. It is our policy to invest our cash and cash equivalents and short-term investments in highly liquid securities, such as interest-bearing money market funds, treasury and federal agency notes. The current uncertain credit markets may affect the liquidity of such money market funds or other cash investments.

Net cash used in operating activities was $2.4 million and $6.1 million for the three months ended March 31, 2010 and 2009, respectively. The decrease primarily resulted from lower costs as a result of our corporate restructuring and an increase in royalty revenue from the sale of AzaSite.

Net cash used in investing activities was $1.5 million and $13.0 million for the three months ended March 31, 2010 and 2009, respectively. In 2010 and 2009, the Company invested an additional $1.5 million and $13.0 million, respectively, in short-term investments from cash and cash equivalents.

Net cash provided by financing activities was $4,000 for the three months ended March 31, 2010. Net cash used in financing activities was $4,000 for the three months ended March 31, 2009.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standards related to variable interest entities. The amendment primarily requires an entity to perform an analysis to determine whether variable interests give the Company a controlling interest in a variable interest entity. In addition, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when it has the power to direct activities that most significantly impact the entity’s economic performance. The standard is effective for annual reporting periods beginning after November 15, 2009. The Company adopted this standard in February 2010. The adoption did not impact the Company’s consolidated financial position or results of operations.

In October 2009, the FASB issued an amendment to the accounting standards related to multiple-deliverable revenue arrangements. The amendment requires entities to allocate revenue in multiple-deliverable revenue arrangements using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. The standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The Company is currently evaluating the impact to the Company’s financial position and results of operations.

In January 2010, the FASB issued an amendment to accounting standards related to fair value disclosures. The amendment requires entities to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosure about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. The standard is effective for interim and annual reporting periods beginning after December 31, 2009, except for the Level 3 disclosure. The Company adopted this standard during the period ended March 31, 2010. The adoption did not impact the Company’s consolidated financial position or results of operations. The Level 3 disclosure is effective for interim and annual reporting periods beginning after December 31, 2010. The Company expects that the adoption of the Level 3 disclosure will not materially impact the Company’s consolidated financial position or results of operations, other than additional disclosure requirements.

In February 2010, the FASB issued an amendment to accounting standards related to subsequent events. The amendment exempts Securities and Exchange Commission registrants from the requirement to disclose the date through which it has evaluated subsequent events for either original or restated financial statements. The standard is effective February 2010. The Company adopted this standard during the period ended March 31, 2010. The adoption did not impact the Company’s consolidated financial position or results of operations, other than additional reporting requirements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates.

The Company has long-term debt with fixed interest rates. As a result, our exposure to market risk caused by fluctuations in interest rates is minimal. We had $60 million in borrowings outstanding as of March 31, 2010, with an interest rate of 16%. If the market interest rates increase by 10% from the March 31, 2010 levels, it would not result in an increase in interest expense. As of March 31, 2010, the face value of our long-term debt was estimated to be approximately the fair value based on current market rates.

The securities in our investment portfolio are not leveraged and are subject to minimal interest rate risk. Due to their original maturities of twelve months or less, the securities are classified as cash and cash equivalents or short-term investments. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio. While a hypothetical decrease in market interest rates by 10 percent from the March 31, 2010 levels would cause a decrease in interest income, it would not result in loss of principal.

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

Item 4T.	Controls and Procedures

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

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part 1.Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2009.

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

In February 2008, through a wholly-owned subsidiary, we issued $60 million in aggregate principal amount of AzaSite Notes, which are secured principally by royalty payments from future sales of AzaSite in North America, but not the right to receive such payments and by a pledge by us of all the outstanding equity interest in our subsidiary. If the AzaSite royalty payments are insufficient to repay the AzaSite Notes or if an event of default occurs under the indenture governing the AzaSite Notes, in certain circumstances, we would have to make payments on the AzaSite Notes out of our own cash resources, the royalty payments and our equity interest in our subsidiary may be foreclosed upon and we would lose the potential to receive future royalty payments after the AzaSite Notes are repaid in full and our intellectual property and other rights related to AzaSite. In addition, in connection with the issuance of the AzaSite Notes, we have made certain representations, warranties and covenants to our subsidiary and the holders of the AzaSite Notes (the “Noteholders”). If we breach these representations, warranties or covenants, such breach could trigger an event of default under the indenture and we could also be liable to our subsidiary or the Noteholders for substantial damages in respect of any such breach, which could harm our financial condition and ability to conduct our business as currently planned. See Note 5 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009 for a more complete description of the terms of the AzaSite Notes.

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

Inspire could experience financial or other difficulties unrelated to AzaSite that could adversely affect the marketing or sale of AzaSite. Moreover, Inspire could change its commercial strategy and deemphasize or sell or sublicense its rights to AzaSite. Neither we nor our subsidiary can prevent Inspire from developing or licensing a product that competes with AzaSite or limiting or withdrawing its support of AzaSite. Our subsidiary’s ability to pay amounts due on the AzaSite Notes may be materially harmed to the extent Inspire fails or is unable to successfully market and sell AzaSite. To the extent that our subsidiary fails to meet its payment obligations, we will have to make such payments out of our own cash resources in order to avoid a default under the AzaSite Notes, which we have done in the past. Our subsidiary again received insufficient royalties to make the interest payment in full that is due on May 15, 2010. We do not intend to make-up this shortfall with our own cash resources. This shortfall in interest payments constitutes a default under the indenture but not an event of default. To the extent that we pay in full the May 15th shortfall (plus interest thereon) by August 15, 2010, we will avoid triggering an event of default under the indenture. To the extent that an event of default occurs, the bondholders could seek available remedies, including foreclosure on our subsidiary. Our ability to receive future revenue from sales of AzaSite is dependent on our subsidiary repaying the AzaSite Notes in a timely fashion. If our subsidiary takes longer than anticipated to repay the AzaSite Notes, or if it defaults on the AzaSite Notes, we may not receive future revenue from AzaSite as currently planned, or at all.

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

Management and principal stockholders may be able to exert significant control on matters requiring approval by our stockholders

As of March 31, 2010, our management and principal stockholders (those owning more than 5% of our outstanding shares) together beneficially owned approximately 28% of our shares of common stock. As a result, our management and principal stockholders, acting together or individually, may be able to exert significant control on matters requiring approval by our stockholders, including the election of all or at least a majority of our Board of Directors, the approval of amendments to our charter, and the approval of business combinations and certain financing transactions. In September 2008, a group of our stockholders prevailed in a proxy contest that resulted in the replacement of all members of our Board of Directors.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The information required under this Item appears under the heading “Exhibit Index” of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSITE VISION INCORPORATED

Dated: May 6, 2010	by:	/s/ Louis Drapeau
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