Form 10-Q
period 2010-06-30
INSITE VISION INC
filed 2010-08-06
CIK 802724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 2, 2010
Common Stock, $0.01 par value per share	94,769,330 shares

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

InSite Vision Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share data)	June 30, 2010	December 31, 2009
	(UNAUDITED)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$16,196	$7,222
Short-term investments	4,000	17,499
Accounts receivable	2,491	3,137
Prepaid expenses and other current assets	208	157

Total current assets	22,895	28,015

Property and equipment, at cost:
Laboratory and other equipment	1,093	955
Leasehold improvements	29	29
Furniture and fixtures	33	33

	1,155	1,017
Accumulated depreciation	(840)	(708)

	315	309

Debt issuance costs, net	3,715	3,922

Total assets	$26,925	$32,246

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$369	$286
Accrued liabilities	257	360
Accrued compensation and related expense	428	968
Accrued royalties	662	647
Accrued interest	3,391	2,938
Deferred revenues	75	75

Total current liabilities	5,182	5,274
Capital lease obligation, less current portion	—	5
Secured notes payable	60,000	60,000

Total liabilities	65,182	65,279

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized; 94,769,330 and 94,738,400 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	948	947
Additional paid-in capital	149,176	149,012
Accumulated deficit	(188,381)	(182,992)

Total stockholders’ deficit	(38,257)	(33,033)

Total liabilities and stockholders’ deficit	$26,925	$32,246

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2009.

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Revenues:
Royalties	$2,470	$1,518	$4,729	$2,754
Licensing fee and milestone amortization	—	356	—	1,373
Other product and service revenues	—	—	23	—

Total revenues	2,470	1,874	4,752	4,127

Expenses:
Research and development (a)	1,039	1,301	2,183	3,543
General and administrative (a)	984	1,529	2,204	3,201
Cost of revenues, principally royalties to third parties	336	266	639	482
Severance	—	—	—	369
Impairment of property and equipment	—	—	—	615

Total expenses	2,359	3,096	5,026	8,210

Income (loss) from operations	111	(1,222)	(274)	(4,083)

Interest expense and other, net	(2,561)	(2,476)	(5,115)	(4,972)

Net loss	$(2,450)	$(3,698)	$(5,389)	$(9,055)

Net loss per share:
Loss per share - basic	$(0.03)	$(0.04)	$(0.06)	$(0.10)

Loss per share - diluted	$(0.03)	$(0.04)	$(0.06)	$(0.10)

Weighted average shares used in per-share calculation:
- Basic	94,769	94,682	94,759	94,682

- Diluted	94,769	94,682	94,759	94,682

(a) Stock-based compensation included in expense line items:
Research and development	$24	$23	$27	$292
General and administrative	$72	$31	$129	$240

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(in thousands)	2010	2009
OPERATING ACTIVITIES:
Net loss	$(5,389)	$(9,055)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	132	374
Impairment of assets	—	615
Loss on sale of assets	—	2
Amortization of deferred debt issuance costs	207	208
Stock-based compensation	156	532
Changes in operating assets and liabilities:
Accounts receivable	646	(63)
Prepaid expenses and other current assets	(51)	77
Accounts payable	83	(947)
Accrued liabilities	(103)	(365)
Accrued compensation and related expense	(540)	(143)
Accrued royalties	15	78
Accrued interest	453	—
Deferred revenues	—	(298)

Net cash used in operating activities	(4,391)	(8,985)

INVESTING ACTIVITIES:
Purchase of property and equipment	(138)	(34)
Proceeds from sale of asset	—	2
Decrease (increase) in short-term investments	13,499	(22,988)

Net cash provided by (used in) investing activities	13,361	(23,020)

FINANCING ACTIVITIES:
Issuance of common stock from exercise of options and employee purchase plan, net of issuance costs	9	9
Payment of capital lease obligation	(5)	(8)

Net cash provided by financing activities	4	1

Net increase (decrease) in cash and cash equivalents	8,974	(32,004)
Cash and cash equivalents at beginning of period	7,222	37,456

Cash and cash equivalents at end of period	$16,196	$5,452

Supplemental disclosure of cash flow information:
Interest received	$9	$42

Interest paid	$4,463	$4,800

Income taxes	$—	$2

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Notes to Condensed Consolidated Financial Statements

June 30, 2010

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for any future period.

The Company operates in one segment, using one measure of profitability to manage its business. Revenues are primarily from the license (the “Inspire License Agreement”) of AzaSite to Inspire Pharmaceuticals, Inc. (“Inspire”), located in the United States. All of the Company’s long-lived assets are located in the United States.

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

Fair Value Measurements

The Company measures assets and liabilities at fair value. The levels of fair value measurements are:

Level 1:	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company had no Level 2 assets at June 30, 2010.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company had no Level 3 assets or liabilities at June 30, 2010.

At June 30, 2010, $19.8 million of our cash and cash equivalents and short-term investments consisted of Level 1 Treasury backed money market funds.

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

The Company has long-term debt in the form of non-recourse, secured notes payable with fixed interest rates. The Company had $60 million in Level 2 borrowings outstanding at June 30, 2010, with an interest rate of 16%. At June 30, 2010, the face value of our long-term debt was estimated to be approximately the fair value based on current market rates.

Short-Term Investments

The Company’s investment policy is to limit the risk of principal loss of invested funds by generally attempting to limit market risk. Accordingly, the Company’s short-term investments of $4.0 million are currently invested in United States Treasury securities with original maturities of twelve months or less. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings. For the three and six months ended June 30, 2010, the unrealized losses were under $1,000.

Recent Accounting Pronouncements

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

Note 2. Stock-Based Compensation

Equity Incentive Program

In October 2007, the Company’s stockholders approved a new equity incentive plan, the 2007 Performance Incentive Plan (the “2007 Plan”), that provides for grants of options and other equity-based awards to the Company’s employees, directors and consultants. Options granted under this plan, and its predecessor plan, expire 10 years after the date of grant and become exercisable at such times and under such conditions as determined by the Company’s Board of Directors (generally with 25% vesting after one year and the balance vesting on a daily basis over the next three years of service). Upon termination of the optionee’s service, unvested options terminate and vested options generally expire at the end of three months. Only nonqualified stock options have been granted under these plans to date. On January 1 of each calendar year during the term of the 2007 Plan, the shares of common stock available for issuance will be increased by the lesser of 2% of the total outstanding shares of common stock on December 31 of the preceding calendar year, or 3,000,000 shares.

Employee Stock Purchase Plans

The Company maintained an employee stock purchase plan (the “Purchase Plan”) until August 2009. In August 2009, the Purchase Plan was suspended. 515,183 shares remain reserved for issuance under the Purchase Plan. No new offering period will commence and no additional shares will be added to the Purchase Plan under its evergreen provision unless and until approved by the Company’s Board of Directors. During the six months ended June 30, 2009, 56,782 shares were issued under the Purchase Plan. As of June 30, 2010, there was no remaining unrecorded deferred stock-based compensation related to the Purchase Plan.

Employee Stock-based Compensation

Our stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

The effect of recording stock-based compensation for the three and six months ended June 30, 2010 and 2009 was as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Stock-based compensation expense by type of award:
Employee stock options	$96	$40	$156	$501
Employee stock purchase plan	—	14	—	28
Non-employee stock options	—	—	—	3

Total stock-based compensation	$96	$54	$156	$532

During the six months ended June 30, 2010 and 2009, the Company granted options to purchase 1,630,000 and 2,285,000 shares, respectively, of common stock with an estimated total grant date fair value of $467,000 and $310,000, respectively. Based on the Company’s historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 10% for its options for all periods disclosed. Accordingly, of the $467,000 and $310,000, the Company estimated that the stock-based compensation for the awards not expected to vest was $86,000 and $55,000, respectively.

As of June 30, 2010, unrecorded deferred stock-based compensation balance related to stock options was $0.7 million and will be recognized over an estimated weighted-average amortization period of 2.5 years.

Valuation assumptions

The Company estimates the fair value of stock options and employee stock purchase plans using a Black-Scholes valuation model using the graded-vesting method with the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
Stock Options	2010	2009	2010	2009
Risk-free interest rate	2.6%	1.8%	2.6%	1.8%
Expected term (years)	5	5	5	5
Expected dividends	0.0%	0.0%	0.0%	0.0%
Volatility	85.6%	80.5%	85.6%	80.5%

Employee Stock Purchase Plan	Three months ended June 30, 2009	Six months ended June 30, 2009
Risk-free interest rate	1.7%	1.7%
Expected term (years)	1.5	1.5
Expected dividends	0.0%	0.0%
Volatility	80.5%	80.5%

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

The following is a summary of activity under these plans for the indicated periods:

	Number of shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	7,406,285	$0.74	4.93	$296
Granted	1,630,000	$0.42
Exercised	(30,930)	$0.28
Expired	(410,196)	$1.12

Outstanding at June 30, 2010	8,595,159	$0.67	5.35	$253

Options vested and expected to vest at June 30, 2010	8,170,804	$0.68	5.17	$239
Options exercisable at June 30, 2010	4,759,810	$0.92	2.56	$85

At June 30, 2010, the Company had 2,264,549 shares of common stock available for grant or issuance under its 2007 Plan. The weighted average grant date fair value of options granted during the six months ended June 30, 2010 and 2009 was $0.29 and $0.14, respectively. The intrinsic value of options exercised during the six months ended June 30, 2010 was $7,000. No options were exercised during the six months ended June 30, 2009.

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2010:

	Options Outstanding at June 30, 2010			Options Vested and Exercisable at June 30, 2010
	Number Outstanding	Weighted-Average		Number Exercisable	Weighted- Average Exercise Price
Range of Exercise Prices		Contractual Life	Exercise Price
$0.20 - $0.20	1,050,000	8.64	$0.20	358,061	$0.20
$0.22 - $0.36	909,070	7.43	$0.27	345,631	$0.28
$0.38 - $0.38	900,000	9.46	$0.38	—	$0.00
$0.41 - $0.41	145,000	0.88	$0.41	145,000	$0.41
$0.42 - $0.42	1,630,000	9.06	$0.42	—	$0.00
$0.52 - $0.60	220,000	8.14	$0.53	203,808	$0.53
$0.63 - $0.63	1,358,266	1.02	$0.63	1,358,266	$0.63
$0.64 - $1.46	822,823	2.35	$0.94	789,044	$0.94
$1.50 - $1.50	950,000	0.97	$1.50	950,000	$1.50
$1.59 - $5.88	610,000	1.20	$1.68	610,000	$1.68

	8,595,159	5.35	$0.67	4,759,810	$0.92

The following table details the Company’s nonvested options activity for the period ended June 30, 2010:

	Number of shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2009	2,796,083	$0.19
Granted	1,630,000	0.29
Vested	(590,734)	0.19
Forfeited	—	0.00

Outstanding at June 30, 2010	3,835,349	$0.23

Note 3. Net Loss per Share

Basic net loss per share has been computed using the weighted-average number of common shares outstanding during the period. Dilutive net loss per share is computed using the sum of the weighted average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options and warrants. Potentially dilutive securities have been excluded from the computation of diluted net loss per share in 2010 and 2009 as their inclusion would be antidilutive. At June 30, 2010 and 2009, 10,913,174 and 13,622,605 options and warrants were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended June 30,		Six months ended June 30,
( in thousands, except per share data)	2010	2009	2010	2009
Numerator:
Net loss	$(2,450)	$(3,698)	$(5,389)	$(9,055)

Denominator:
Weighted-average shares outstanding	94,769	94,682	94,759	94,682
Effect of dilutive securities:
Stock options and warrants	—	—	—	—

Weighted-average shares outstanding for diluted loss per share	94,769	94,682	94,759	94,682

Net loss per share:
Basic	$(0.03)	$(0.04)	$(0.06)	$(0.10)

Diluted	$(0.03)	$(0.04)	$(0.06)	$(0.10)

Note 4. Common Stock Warrants

The following table shows outstanding warrants as of June 30, 2010. All of the outstanding warrants have cashless exercise provisions. All warrants are exercisable for common stock.

Date Issued	Warrant Shares	Exercise Price	Expiration Date	Potential Total Cash if Exercised
December 30, 2005	860,000	$0.82	December 29, 2010	705,200
December 30, 2005	100,000	$0.82	December 29, 2010	82,000
January 11,2006	400,000	$0.82	January 10, 2011	328,000
August 16, 2006	958,015	$1.51	August 15, 2011	1,446,603

Total	2,318,015			2,561,803

Average exercise price per share				$1.11

Note 5. Restructuring Charge

In December 2008 and March 2009, the Company announced corporate restructuring plans to focus on the Company’s growth opportunities and conserve resources. As of June 30, 2010, the restructuring plan had reduced the Company’s personnel by 39 employees. When affected employees were notified of their termination, the Company recorded the severance-related costs. Severance totaled approximately $2.4 million of which $0.2 million was a non-cash transaction. In 2008, $1.9 million was recorded as severance expense in the Consolidated Statements of Operations. The remaining $0.5 million was recorded as severance expense in the Condensed Consolidated Statements of Operations in 2009. The Company has not incurred severance related costs in 2010.

The following table summarizes the activity for the accrued severance included in accrued compensation and related expense in the Consolidated Balance Sheets (in thousands):

Accrual at December 31, 2009	$157
Payments made	(157)

Accrual at June 30, 2010	$—

There is no remaining liability for severance related costs as of June 30, 2010.

Note 6. Subsequent Events

The Company evaluated subsequent events through the date on which the financial statements were issued, and has determined that there are no subsequent events that require adjustments or disclosure to the financial statements for the quarter ended June 30, 2010.

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

•

AzaSite® (azithromycin ophthalmic solution) 1% is a DuraSite formulation of azithromycin, a broad spectrum ocular antibiotic approved by the FDA in April 2007 to treat bacterial conjunctivitis (pink eye). It was launched in the United States by Inspire Pharmaceuticals in August 2007. Additional indications are being pursued by Inspire Pharmaceuticals for this product. The key advantages are a significantly reduced dosing regimen leading to better compliance and outcome, with a broad spectrum antibiotic, and a lowered probability of bacterial resistance based on high tissue concentration.

•

BesivanceTM (besifloxacin ophthalmic suspension) 0.6% is a DuraSite formulation of besifloxacin, a broad spectrum ocular antibiotic approved by the FDA in May 2009 to treat bacterial conjunctivitis (pink eye). An advantage of Besivance is a faster rate of resolution of the infection that may reduce the duration of the illness and reduce the chances of infecting others. Besivance was developed by Bausch & Lomb and launched in the United States in the second half of 2009.

•

ISV-502 is a fixed combination of azithromycin and dexamethasone in DuraSite for the treatment of ocular inflammation and infection (blepharitis and/or blepharoconjunctivitis) for which there is no FDA- approved indicated treatment; we completed the first pivotal Phase 3 trial in November 2008. ISV-502 was very well tolerated. However, the trial did not achieve its primary endpoint as defined by the protocol. We discussed the results of this trial with the FDA and determined a development plan for this product candidate. We are pursuing a Special Protocol Assessment (“SPA”) for the next Phase 3 clinical trial for this product candidate.

•

ISV-305 is a DuraSite formulation of dexamethasone in development for the treatment of ocular inflammation. We have met with the FDA to discuss the development pathway for this product candidate. We are pursuing a SPA for the next Phase 3 clinical trial for this product candidate.

•

ISV-303 is a DuraSite formulation of bromfenac in development for the treatment of post operative inflammation and eye pain. We plan to start a Phase 1/2 clinical trial for this product candidate in the third quarter of 2010.

•	ISV-405, a DuraSite formulation with a higher percentage of azithromycin, is in preclinical development for the treatment of ocular infection for markets outside the United States.

Business Strategy.

Our business strategy consists of the following:

1.	Support and expand sales of AzaSite. Working with our North American commercial partner, Inspire Pharmaceuticals, we seek to increase AzaSite sales through a variety of approaches, including the evaluation of AzaSite for additional indications such as blepharitis (inflammation of the eyelid). We are also seeking additional commercial partners outside the United States to market AzaSite, particularly in Asia and Europe.

2.	Develop and monetize our pipeline of ocular product candidates. We plan to conduct preclinical and clinical testing of product candidates in our portfolio, and then partner with pharmaceutical companies to complete clinical development, manufacture and market these products.

Major Developments

In 2010, our major developments and events included:

•	meeting with the FDA to discuss the development pathway for ISV-502, ISV-305 and ISV-303; and

•	increased sales of AzaSite by Inspire in the United States.

Results of Operations

Revenues.

The Company had total revenues for the three months ended June 30, 2010 and 2009 of $2.5 million and $1.9 million, respectively. Revenues in the second quarter of 2010 primarily consisted of $2.4 million of net royalties from sales of AzaSite by Inspire, compared to $1.5 million in the second quarter of 2009. This increase was driven by a 27% increase in AzaSite revenues and an increase in the royalty rate from 20% to 25% beginning in July 2009. Revenues in the second quarter of 2010 also included $0.1 million of net royalties from the sale of Besivance from Bausch & Lomb. Revenues in the second quarter of 2009 also included $0.4 million from the amortization and recognition of international license fee payments for AzaSite.

The Company had total revenues for the six months ended June 30, 2010 and 2009 of $4.8 million and $4.1 million, respectively. Revenues in the six months ended 2010 primarily consisted of $4.6 million of net royalties from sales of AzaSite by Inspire, compared to $2.8 million in the comparable period of the prior year. This increase was driven by a 33% increase in AzaSite revenues and an increase in the royalty rate from 20% to 25% beginning in July 2009. Revenues in the six months ended June 30, 2010 also included $0.2 million of net royalties from sales of Besivance by Bausch & Lomb. Revenues in the six months ended June 30, 2009 also included $1.4 million from the amortization and recognition of international license fee payments for AzaSite.

Research and development expenses.

Our research and development (R&D) expenses for the three and six months ended June 30, 2010 and 2009 were:

R&D Cost by Program

(in millions)

	Three months ended June 30,		Six months ended June 30,
Program	2010	2009	2010	2009
AzaSite ex-US	$0.1	$—	$0.4	$—
ISV-303	0.1	—	0.3	—
AzaSite	—	0.1	—	0.2
ISV-502	—	0.1	—	0.3
New products and other	—	0.1	—	0.3
Programs - non-specific	0.8	1.0	1.5	2.7

Total	$1.0	$1.3	$2.2	$3.5

For the three and six months ended June 30, 2010, program expenses primarily consisted of non-specific program costs which comprised facility, internal personnel and stock-based compensation costs that are not allocated to a specific development program. The non-specific costs decreased from 2009 due to a corporate restructuring which occurred in March 2009. Our AzaSite program expenses represented costs incurred to prepare for the distribution and manufacture of AzaSite internationally. Our ISV-303 program expenses primarily related to preclinical experiments.

For the three and six months ended June 30, 2009, program expenses consisted primarily of non-specific program costs which comprised facility, internal personnel and stock-based compensation costs. In addition, our ISV-502 program expenses consisted of ongoing consulting and data analysis pertaining to our Phase 3 trials.

General and administrative expenses.

General and administrative expenses for the three months ended June 30, 2010 and 2009 were $1.0 million and $1.5 million, respectively. General and administrative expenses for the six months ended June 30, 2010 and 2009 were $2.2 million and $3.2 million, respectively. In 2010, we incurred lower personnel-related expenses as a result of our corporate restructuring.

Cost of revenues.

Cost of revenues for the three months ended June 30, 2010 and 2009 were $0.3 million in each period. Cost of revenues for the six months ended June 30, 2010 and 2009 were $0.6 million and $0.5 million, respectively. Cost of revenues were comprised of royalties accrued for third parties, including Pfizer.

Severance.

Severance expenses were $0.4 million in the six months ended June 30, 2009 and were associated with our corporate restructuring which was announced in March 2009.

Impairment.

Impairment expenses were $0.6 million in the six months ended June 30, 2009 and were associated with our corporate restructuring announced in March 2009. The Company impaired laboratory and other equipment, leasehold improvements and furniture and fixtures located at our corporate headquarters.

Interest expense and other income, net.

Interest expense and other income, net, for the three months ended June 30, 2010 and 2009 was an expense of $2.6 million and $2.5 million, respectively. Interest expense and other income, net, for the six months ended June 30, 2010 and 2009 was an expense of $5.1 million and $5.0 million, respectively. The expense is primarily related to the secured notes payable.

Liquidity and Capital Resources

In recent years, we have financed our operations primarily through private placements, debt financings and payments from corporate collaborations. At June 30, 2010, our cash and cash equivalents and short-term investments were $16.2 million and $4.0 million, respectively. It is our policy to invest our cash and cash equivalents and short-term investments in highly liquid securities, such as interest-bearing money market funds, treasury and federal agency notes. The current uncertain credit markets may affect the liquidity of such money market funds or other cash investments.

Net cash used in operating activities was $4.4 million and $9.0 million for the six months ended June 30, 2010 and 2009, respectively. The decrease primarily resulted from lower costs as a result of our corporate restructuring and an increase in royalty revenue.

Net cash provided by investing activities was $13.4 million for the six months ended June 30, 2010. Net cash used in investing activities was $23.0 million for the six months ended June 30, 2009. In 2009, the Company invested an additional $23.0 million in short-term investments compared to converting $13.5 million to cash and cash equivalents in 2010.

Net cash provided by financing activities were $4,000 and $1,000 for the six months ended June 30, 2010 and 2009, respectively.

Recent Accounting Pronouncements

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

The Company has long-term debt in the form of non-recourse, secured notes payable with fixed interest rates. As a result, our exposure to market risk caused by fluctuations in interest rates is minimal. We had $60 million in borrowings outstanding as of June 30, 2010, with a fixed interest rate of 16%. If the market interest rates increase by 10% from the June 30, 2010 levels, it would not result in an increase in interest expense. As of June 30, 2010, the face value of our long-term debt was estimated to be approximately the fair value based on current market rates.

The securities in our investment portfolio are not leveraged and are subject to minimal interest rate risk. Due to their original maturities of twelve months or less, the securities are classified as cash and cash equivalents or short-term investments. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio. While a hypothetical decrease in market interest rates by 10 percent from the June 30, 2010 levels would cause a decrease in interest income, it would not likely result in loss of principal.

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

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended June 30, 2010.

Risks Relating to Our Business

It is difficult to evaluate our business because we are in an early stage of commercializing our products, our technology is untested and successful development of pharmaceutical products is highly uncertain and requires significant expenditures and time

We are in the early stages of commercializing our products. AzaSite received regulatory approval in April 2007 and commercial sales of AzaSite began in the third quarter of 2007. Besivance received regulatory approval in May 2009 and commercial sales of Besivance began in the second half of 2009. We must receive approval in other countries prior to marketing AzaSite in such countries. Before regulatory authorities grant us marketing approval for additional products, we need to conduct significant additional research and development and preclinical and clinical testing and submit a New Drug Application (“NDA”). Successful development of pharmaceutical products is highly uncertain. Products that appear promising in research or development, may be delayed or fail to reach later stages of development or the market for several reasons, including:

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

The commercial success of our products is dependent on the diligent efforts of our corporate collaborators

Because we generally rely on third parties for the marketing and sale of our products, revenues that we receive will be highly dependent on the efforts of these third parties, particularly our partner Inspire. These partners may terminate their relationships with us and/or may not diligently or successfully market or sell our products. These partners may also pursue alternative or competing technologies or develop alternative products either on their own or in collaboration with others, including our competitors. In addition, marketing consultants and contract sales organizations that we may use in the future for our products may market products that compete with our products and we must rely on their efforts and ability to market and sell our products effectively.

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

Physicians and patients may not accept or use our products

Even if the FDA approves our product candidates, physicians and patients may not accept or use them. Acceptance and use of our products will depend upon a number of factors including:

•	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our products;

•	cost-effectiveness of our products relative to competing products or treatments;

•	actual or perceived benefits of competing products or treatments;

•	physicians’ comfort level and prior experience with and use of competing products or treatments;

•	availability of reimbursement for our products from government or other healthcare payers; and

•	effectiveness of marketing and distribution efforts by us and our licensees and distributors.

We may require additional licenses or be subject to expensive and uncertain patent litigation in order to sell our products

A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with our technologies or patent applications. As is common in the pharmaceutical and biotech industry, from time to time we receive notices from third parties alleging various challenges to our patent rights. Such conflicts, if proven, could invalidate our issued patents, limit the scope of the patents, if any, that we may be able to obtain, result in the denial of our patent applications or block our rights to exploit our technology. If the United States Patent and Trademark Office (“USPTO”), or foreign patent agencies have issued or in the future issue patents to other companies that cover our activities, we may not be able to obtain licenses to these patents at a reasonable cost, or at all, or be able to develop or obtain alternative technology. If we do not obtain such licenses, we could encounter delays in or be precluded altogether from introducing products to the market. If we are required to obtain additional licenses from third parties for the sale by Inspire of AzaSite in the United States and Canada, we will be required to pay for such additional licenses from our existing cash under the terms of the $60 million in aggregate principal amount of non-convertible, non-recourse promissory notes due in 2019 (the “AzaSite Notes”).

We may need to litigate in order to defend against claims of infringement by others, to enforce patents issued to us or to protect trade secrets or know-how owned or licensed by us. Litigation could result in substantial cost to and diversion of effort by us, which may harm our business, prospects, financial condition and results of operations. Such costs can be particularly harmful to companies such as ours, without significant existing revenue streams or cash resources. We have also agreed to indemnify our licensees against infringement claims by third parties related to our technology, which could result in additional litigation costs and liability for us. In addition, our efforts to protect or defend our proprietary rights may not be successful or, even if successful, may result in substantial cost to us, thereby utilizing our limited resources for purposes other than product development and commercialization.

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

Inspire could experience financial or other difficulties unrelated to AzaSite that could adversely affect the marketing or sale of AzaSite. Moreover, Inspire could change its commercial strategy and deemphasize or sell or sublicense its rights to AzaSite. Neither we nor our subsidiary can prevent Inspire from developing or licensing a product that competes with AzaSite or limiting or withdrawing its support of AzaSite. Our subsidiary’s ability to pay amounts due on the AzaSite Notes may be materially harmed to the extent Inspire fails or is unable to successfully market and sell AzaSite. To the extent that our subsidiary fails to meet its payment obligations, we will have to make such payments out of our own cash resources in order to avoid a default under the AzaSite Notes, which we have done in the past. Our subsidiary again received insufficient royalties to make the interest payment in full that is due on August 15, 2010. We have the ability to make-up this shortfall with our own cash resources. This shortfall in interest payments constitutes a default under the indenture but not an event of default. To the extent that we pay in full the August 15th shortfall (plus interest thereon) by November 15, 2010, we will avoid triggering an event of default under the indenture. To the extent that an event of default occurs, the bondholders could seek available remedies, including foreclosure on our subsidiary. Our ability to receive future revenue from sales of AzaSite is dependent on our subsidiary repaying the AzaSite Notes in a timely fashion. If our subsidiary takes longer than anticipated to repay the AzaSite Notes, or if it defaults on the AzaSite Notes, we may not receive future revenue from AzaSite as currently planned, or at all.

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

In February 2008, in connection with our subsidiary’s issuance of the AzaSite Notes, we entered into the residual license agreement with our subsidiary (the “Residual License Agreement”). Under the terms of the Residual License Agreement, if the Inspire License Agreement is terminated in the United States or Canada while the AzaSite Notes are outstanding, all of our rights to AzaSite in such country or countries will be licensed to our subsidiary and we have three months under the terms of the Interim Sublicense, which is a part of the Residual License Agreement, to find a new third party collaborator to undertake commercialization efforts with respect to AzaSite or pursue commercialization efforts ourselves in such country or countries. Inspire can terminate the Inspire License Agreement unilaterally in a variety of circumstances, including at any time in its discretion. If the Inspire License Agreement is terminated, our efforts to find a new third-party collaborator or pursue direct commercialization efforts ourselves will divert the attention of senior management from our current business operations, which could delay the development or licensing of our other product candidates. If we elect to commercialize AzaSite ourselves, we may expend significant resources as we currently have no sales, marketing or distribution capabilities or experience, and have no current plans to establish any such resources, which may not be successful and could harm our financial condition and results of operation.

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

Louis Drapeau, our vice president and chief financial officer, was appointed to the position of interim chief executive officer in October 2008. Our Board of Directors commenced a search for a new chief executive officer. There is no guarantee this search will be successful. There is no guarantee that Mr. Drapeau will remain at our company until a new chief executive officer can be recruited or for an extended period of time. We are currently dependent on Mr. Drapeau and the loss of Mr. Drapeau’s services could significantly delay or prevent the achievement of planned development objectives. Furthermore, the changes in the composition of our Board of Directors and chief executive officer may cause us to lose additional employees and may harm the ability of our senior management team to coalesce, motivate our employees and address the challenges we face. We are also dependent on Dr. Lyle Bowman, our vice president, development. We do not carry a life insurance policy on Mr. Drapeau or on Dr. Bowman.

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

Management and principal stockholders may be able to exert significant control on matters requiring approval by our stockholders

As of June 30, 2010, our management and principal stockholders (those owning more than 5% of our outstanding shares) together beneficially owned approximately 26% of our shares of common stock. As a result, our management and principal stockholders, acting together or individually, may be able to exert significant control on matters requiring approval by our stockholders, including the election of all or at least a majority of our Board of Directors, the approval of amendments to our charter, and the approval of business combinations and certain financing transactions. In September 2008, a group of our stockholders prevailed in a proxy contest that resulted in the replacement of all members of our Board of Directors.

The market prices for securities of biopharmaceutical and biotechnology companies such as ours have been and are likely to continue to be highly volatile due to reasons that are related and unrelated to our operating performance and progress; we have not paid dividends in the past and do not anticipate doing so in the future

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances, the status of our relationships or proposed relationships with third-party collaborators, the results of testing and clinical trials, the exercise of outstanding options and warrants that could result in dilution to our current holders of common stock, developments in our patents or other proprietary rights or those of our competitors, our own or Inspire’s failure to meet analyst expectations, any litigation regarding the same, technological innovations or new therapeutic products, governmental regulation, or public concern as to the safety of products developed by us or others and general market conditions concerning us, our competitors or other biopharmaceutical companies may have a significant effect on the market price of our common stock. For example, in the twelve months ended June 30, 2010, our closing stock price fluctuated from a high of $0.57 to a low of $0.30. Such fluctuations can lead to securities class action litigation. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The information required under this Item appears under the heading “Exhibit Index” of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSITE VISION INCORPORATED

Dated: August 6, 2010	by:	/s/ Louis Drapeau
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