Form 10-Q
period 2010-09-30
INSITE VISION INC
filed 2010-11-05
CIK 802724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 2, 2010
Common Stock, $0.01 par value per share	94,812,468 shares

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

InSite Vision Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share data)	September 30, 2010	December 31, 2009
ASSETS	(UNAUDITED)	(1)
Current assets:
Cash and cash equivalents	$14,570	$7,222
Short-term investments	3,000	17,499
Accounts receivable, net of allowance of $50 at September 30, 2010	2,835	3,137
Prepaid expenses and other current assets	439	157

Total current assets	20,844	28,015

Property and equipment, at cost:
Laboratory and other equipment	1,093	955
Leasehold improvements	29	29
Furniture and fixtures	36	33

	1,158	1,017
Accumulated depreciation	(905)	(708)

	253	309

Debt issuance costs, net	3,609	3,922

Total assets	$24,706	$32,246

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$183	$286
Accrued liabilities	421	360
Accrued compensation and related expense	471	968
Accrued royalties	763	647
Accrued interest	3,297	2,938
Deferred revenues	75	75

Total current liabilities	5,210	5,274
Capital lease obligation, less current portion	—	5
Non-recourse secured notes payable	60,000	60,000

Total liabilities	65,210	65,279

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized; 94,769,330 and 94,738,400 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	948	947
Additional paid-in capital	149,274	149,012
Accumulated deficit	(190,726)	(182,992)

Total stockholders’ deficit	(40,504)	(33,033)

Total liabilities and stockholders’ deficit	$24,706	$32,246

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2009.

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Revenues:
Royalties	$3,000	$2,209	$7,729	$4,963
Licensing fee and milestone amortization	—	—	—	1,373
Other product and service revenues	235	—	258	—

Total revenues	3,235	2,209	7,987	6,336

Expenses:
Research and development (a)	1,398	1,007	3,581	4,550
General and administrative (a)	992	1,425	3,195	4,626
Cost of revenues, principally royalties to third parties	625	316	1,264	798
Severance	—	—	—	369
Impairment of property and equipment	—	—	—	615

Total expenses	3,015	2,748	8,040	10,958

Income (loss) from operations	220	(539)	(53)	(4,622)

Interest expense and other, net	(2,565)	(2,513)	(7,681)	(7,485)

Net loss	$(2,345)	$(3,052)	$(7,734)	$(12,107)

Net loss per share:
Loss per share - basic	$(0.02)	$(0.03)	$(0.08)	$(0.13)

Loss per share - diluted	$(0.02)	$(0.03)	$(0.08)	$(0.13)

Weighted average shares used in per-share calculation:
- Basic	94,769	94,738	94,762	94,701

- Diluted	94,769	94,738	94,762	94,701

(a) Stock-based compensation included in expense line items:

Research and development	$24	$13	$51	$305
General and administrative	$74	$35	$203	$275

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(in thousands)	2010	2009
OPERATING ACTIVITIES:
Net loss	$(7,734)	$(12,107)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	197	511
Impairment of assets	—	615
Loss on sale of assets	—	1
Amortization of debt issuance costs	313	313
Stock-based compensation	254	580
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	302	(754)
Prepaid expenses and other current assets	(282)	158
Accounts payable	(103)	(920)
Accrued liabilities	61	(126)
Accrued compensation and related expense	(497)	8
Accrued royalties	116	167
Accrued interest	359	1,177
Deferred revenues	—	(298)

Net cash used in operating activities	(7,014)	(10,675)

INVESTING ACTIVITIES:
Purchase of property and equipment	(141)	(34)
Proceeds from sale of asset	—	5
Decrease (increase) in short-term investments	14,499	(25,997)

Net cash provided by (used in) investing activities	14,358	(26,026)

FINANCING ACTIVITIES:
Issuance of common stock from exercise of options and employee purchase plan, net of issuance costs	9	9
Payment of capital lease obligation	(5)	(12)

Net cash provided by (used in) financing activities	4	(3)

Net increase (decrease) in cash and cash equivalents	7,348	(36,704)
Cash and cash equivalents at beginning of period	7,222	37,456

Cash and cash equivalents at end of period	$14,570	$752

Supplemental disclosure of cash flow information:
Interest received	$15	$60

Interest paid	$7,023	$6,049

Income taxes	$—	$2

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Notes to Condensed Consolidated Financial Statements

September 30, 2010

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for any future period.

The Company operates in one segment, using one measure of profitability to manage its business. Revenues are primarily royalties from the license (the “Inspire License Agreement”) of AzaSite to Inspire Pharmaceuticals, Inc. (“Inspire”), located in the United States. All of the Company’s long-lived assets are located in the United States.

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

Fair Value Measurements

The Company measures assets and liabilities at fair value. The levels of fair value measurements are:

Level 1:	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company had no Level 2 assets at September 30, 2010.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company had no Level 3 assets or liabilities at September 30, 2010.

At September 30, 2010, $17.3 million of our cash and cash equivalents and short-term investments consisted of Level 1 United States Treasury backed money market funds.

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

The Company has long-term debt in the form of non-recourse, secured notes payable with fixed interest rates. The Company had $60 million in Level 2 borrowings outstanding at September 30, 2010, with an interest rate of 16%. At September 30, 2010, the face value of our long-term debt was estimated to be approximately the fair value based on current market rates.

Short-Term Investments

The Company’s investment policy is to limit the risk of principal loss of invested funds by generally attempting to limit market risk. Accordingly, the Company’s short-term investments of $3.0 million are currently invested in United States Treasury securities with original maturities of twelve months or less. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings. For the three and nine months ended September 30, 2010, the unrealized gains were under $1,000.

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

Note 2. Stock-Based Compensation

Equity Incentive Program

In October 2007, the Company’s stockholders approved the Company’s 2007 Performance Incentive Plan (the “2007 Plan”), that provides for grants of options and other equity-based awards to the Company’s employees, directors and consultants. Options granted under this plan, and its predecessor plan, expire 10 years after the date of grant and become exercisable at such times and under such conditions as determined by the Company’s Board of Directors (generally with 25% vesting after one year and the balance vesting on a daily basis over the next three years of service). Upon termination of the optionee’s service, unvested options terminate and vested options generally expire at the end of three months. Only nonqualified stock options have been granted under these plans to date. On January 1 of each calendar year during the term of the 2007 Plan, the shares of common stock available for issuance under the 2007 Plan will be increased by the lesser of (i) 2% of the total outstanding shares of common stock on December 31 of the preceding calendar year and (ii) 3,000,000 shares.

Employee Stock Purchase Plans

The Company maintained an employee stock purchase plan (the “Purchase Plan”) until August 2009. In August 2009, the Purchase Plan was suspended. 515,183 shares remain reserved for issuance under the Purchase Plan. No new offering period will commence and no additional shares will be added to the Purchase Plan under its evergreen provision unless and until approved by the Company’s Board of Directors. During the nine months ended September 30, 2009, 56,782 shares were issued under the Purchase Plan. As of September 30, 2010, there was no remaining unrecorded deferred stock-based compensation related to the Purchase Plan.

Employee Stock-based Compensation

Our stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

The effect of recording stock-based compensation for the three and nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Stock-based compensation expense by type of award:

Employee stock options	$98	$48	$254	$549
Employee stock purchase plan	—	—	—	28
Non-employee stock options	—	—	—	3

Total stock-based compensation	$98	$48	$254	$580

During the nine months ended September 30, 2010 and 2009, the Company granted options to purchase 1,680,000 and 2,285,000 shares, respectively, of common stock with an estimated total grant date fair value of $477,000 and $310,000, respectively. Based on the Company’s historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 10% for its options for all periods disclosed. Accordingly, of the $477,000 and $310,000, the Company estimated that the stock-based compensation for the awards not expected to vest was $82,000 and $51,000, respectively.

As of September 30, 2010, unrecorded deferred stock-based compensation balance related to stock options was $0.6 million and will be recognized over an estimated weighted-average amortization period of 2.2 years.

Valuation assumptions

The Company estimates the fair value of stock options and employee stock purchase plans using a Black-Scholes valuation model using the graded-vesting method with the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
Stock Options	2010	2009	2010	2009
Risk-free interest rate	1.3%	1.8%	2.6%	1.8%
Expected term (years)	5	5	5	5
Expected dividends	0.0%	0.0%	0.0%	0.0%
Volatility	88.7%	80.5%	85.7%	80.5%

Employee Stock Purchase Plan	Three months ended September 30, 2009		Nine months ended September 30, 2009
Risk-free interest rate	1.7%		1.7%
Expected term (years)	1.5		1.5
Expected dividends	0.0%		0.0%
Volatility	80.5%		80.5%

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock and the expected moderation in future volatility over the period commensurate with the expected life of the options and other factors. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded Treasury securities for terms equal to the expected term of the options. The expected term calculation is based on the terms utilized by the Company’s peers, observed historical option exercise behavior and post-vesting forfeitures of options by the Company’s employees.

The following is a summary of activity under these plans for the indicated periods:

	Number of shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	7,406,285	$0.74	4.93	$296
Granted	1,680,000	$0.42
Exercised	(30,930)	$0.28
Forfeited	(325,804)	$0.34
Expired	(420,196)	$1.24

Outstanding at September 30, 2010	8,309,355	$0.67	5.17	$113

Options vested and expected to vest at September 30, 2010	7,998,967	$0.68	5.01	$108
Options exercisable at September 30, 2010	4,856,620	$0.90	2.40	$48

At September 30, 2010, the Company had 2,550,353 shares of common stock available for grant or issuance under its 2007 Plan. The weighted average grant date fair value of options granted during the nine months ended September 30, 2010 and 2009 was $0.28 and $0.14, respectively. The intrinsic value of options exercised during the nine months ended September 30, 2010 was $7,000. No options were exercised during the nine months ended September 30, 2009.

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2010:

	Options Outstanding at September 30, 2010			Options Vested and Exercisable at September 30, 2010
		Weighted-Average
Range of Exercise Prices	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.20 - $0.20	1,050,000	8.38	$0.20	424,165	$0.20
$0.22 - $0.36	833,266	7.83	$0.27	378,148	$0.28
$0.38 - $0.38	900,000	9.21	$0.38	—	$0.00
$0.41 - $0.41	145,000	0.62	$0.41	145,000	$0.41
$0.42 - $0.42	1,430,000	9.50	$0.42	—	$0.00
$0.52 - $0.60	220,000	7.89	$0.53	206,328	$0.53
$0.63 - $0.63	1,358,266	0.76	$0.63	1,358,266	$0.63
$0.64 - $1.46	822,823	1.97	$0.94	794,713	$0.94
$1.50 - $1.50	950,000	0.72	$1.50	950,000	$1.50
$1.59 - $2.20	600,000	0.96	$1.61	600,000	$1.61

	8,309,355	5.17	$0.67	4,856,620	$0.90

The following table details the Company’s nonvested options activity for the period ended September 30, 2010:

	Number of shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2009	2,796,083	$0.19
Granted	1,680,000	0.28
Vested	(823,348)	0.20
Forfeited	(200,000)	0.29

Outstanding at September 30, 2010	3,452,735	$0.23

Note 3. Net Loss per Share

Basic net loss per share has been computed using the weighted-average number of common shares outstanding during the period. Dilutive net loss per share is computed using the sum of the weighted average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options and warrants. Potentially dilutive securities have been excluded from the computation of diluted net loss per share in 2010 and 2009 as their inclusion would be antidilutive. At September 30, 2010 and 2009, 10,627,370 and 13,194,219 options and warrants were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Numerator:
Net loss	$(2,345)	$(3,052)	$(7,734)	$(12,107)

Denominator:
Weighted-average shares outstanding	94,769	94,738	94,762	94,701
Effect of dilutive securities:
Stock options and warrants	—	—	—	—

Weighted-average shares outstanding for diluted loss per share	94,769	94,738	94,762	94,701

Net loss per share:
Basic	$(0.02)	$(0.03)	$(0.08)	$(0.13)

Diluted	$(0.02)	$(0.03)	$(0.08)	$(0.13)

Note 4. Common Stock Warrants

The following table shows outstanding warrants as of September 30, 2010. All of the outstanding warrants have cashless exercise provisions. All warrants are exercisable for common stock.

				Potential Total
Date Issued	Warrant Shares	Exercise Price	Expiration Date	Cash if Exercised
December 30, 2005	860,000	$0.82	December 29, 2010	705,200
December 30, 2005	100,000	$0.82	December 29, 2010	82,000
January 11, 2006	400,000	$0.82	January 10, 2011	328,000
August 16, 2006	958,015	$1.51	August 15, 2011	1,446,603

Total	2,318,015			2,561,803

Average exercise price per share				$1.11

Note 5. Restructuring Charge

In December 2008 and March 2009, the Company announced corporate restructuring plans to focus on the Company’s growth opportunities and conserve resources. As of September 30, 2010, the restructuring plan had reduced the Company’s personnel by 39 employees. The Company recorded the severance-related costs upon notice of termination. As of September 30, 2010, aggregate severance expense totaled approximately $2.4 million of which $0.2 million was a non-cash transaction. In 2008, $1.9 million was recorded as severance expense in the Consolidated Statements of Operations. The remaining $0.5 million was recorded as severance expense in the Condensed Consolidated Statements of Operations in 2009. The Company has not incurred severance related costs in 2010.

The following table summarizes the activity for the accrued severance included in accrued compensation and related expense in the Consolidated Balance Sheets (in thousands):

Accrual at December 31, 2009	$157
Payments made	(157)

Accrual at September 30, 2010	$—

There is no remaining liability for severance related costs as of September 30, 2010.

Note 6. Subsequent Events

On October 29, 2010, the Company was notified it will receive grants for the development of ISV-502 and ISV-303 from the Department of the Treasury under the Therapeutic Discovery Project under Section 48D of the Internal Revenue Code. The Company will receive amounts equaling 50% of qualified investments, up to $489,000, under this project.

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

•

ISV-502 is a fixed combination of azithromycin and dexamethasone in DuraSite for the treatment of ocular inflammation and infection (blepharitis and/or blepharoconjunctivitis) for which there is no FDA- approved indicated treatment; we completed the first Phase 3 trial in November 2008. ISV-502 was very well tolerated. However, the trial did not achieve its primary endpoint as defined by the protocol. We discussed the results of this trial with the FDA and determined a development plan for this product candidate. We are pursuing a Special Protocol Assessment (“SPA”) for the next Phase 3 clinical trial for this product candidate.

•

ISV-305 is a DuraSite formulation of dexamethasone in development for the treatment of ocular inflammation. We have met with the FDA to discuss the development pathway for this product candidate. We are pursuing a SPA for the next Phase 3 clinical trial for this product candidate.

•

ISV-303 is a DuraSite formulation of bromfenac in development for the treatment of post operative inflammation and eye pain. We initiated a Phase 1/2 clinical trial for this product candidate in August 2010.

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

Major Developments

In the first nine months of 2010, our major developments and events included:

•	meeting with the FDA to discuss the development pathway for ISV-502, ISV-305 and ISV-303;

•	initiated a Phase 1/2 clinical trial for ISV-303, and

•	increased sales of AzaSite by Inspire in the United States.

Results of Operations

Revenues.

The Company had total revenues for the three months ended September 30, 2010 and 2009 of $3.2 million and $2.2 million, respectively. Revenues in the third quarter of 2010 primarily consisted of $2.8 million of royalties from net sales of AzaSite by Inspire, compared to $2.2 million in the third quarter of 2009. This increase was driven by a 23% increase in AzaSite revenues and an increase in the royalty rate from 20% to 25% beginning in July 2009. Revenues in the third quarter of 2010 also included $0.2 million of royalties from net sales of Besivance by Bausch & Lomb and $0.2 million from the sale of azithromycin to Inspire under a supply agreement (the “Supply Agreement”).

The Company had total revenues for the nine months ended September 30, 2010 and 2009 of $8.0 million and $6.3 million, respectively. Revenues in the nine months ended September 30, 2010 primarily consisted of $7.3 million of royalties from net sales of AzaSite by Inspire, compared to $5.0 million in the comparable period of 2009. This increase was driven by a 29% increase in AzaSite revenues and an increase in the royalty rate from 20% to 25% beginning in July 2009. Revenues in the nine months ended September 30, 2010 also included $0.4 million of royalties from net sales of Besivance by Bausch & Lomb and $0.2 million from the sale of materials to Inspire under the Supply Agreement. Revenues in the nine months ended September 30, 2009 also included $1.4 million from the amortization and recognition of international license fee payments for AzaSite.

Research and development expenses.

Our research and development (R&D) expenses for the three and nine months ended September 30, 2010 and 2009 were:

R&D Cost by Program

(in millions)

	Three months ended September 30,		Nine months ended September 30,
Program	2010	2009	2010	2009
ISV-303	$0.5	$—	$0.8	$—
AzaSite ex-US	0.1	—	0.4	—
ISV-502	—	—	—	0.4
AzaSite	0.1	—	0.1	0.2
New products and other	—	0.1	—	0.4
Programs - non-specific	0.7	0.9	2.3	3.6

Total	$1.4	$1.0	$3.6	$4.6

For the three and nine months ended September 30, 2010, program expenses primarily consisted of non-specific program costs which comprised facility, internal personnel and stock-based compensation costs that are not allocated to a specific development program. The non-specific costs decrease in 2010, as compared to 2009, was primarily due to savings resulting from the Company’s corporate restructuring in March 2009. Our ISV-303 program expenses primarily related to preclinical experiments and the Phase 1/2 clinical trial that was initiated in August 2010. Our AzaSite ex-US program expenses represented costs incurred to prepare for the distribution and manufacture of AzaSite internationally.

For the three and nine months ended September 30, 2009, program expenses consisted primarily of non-specific program costs which comprised facility, internal personnel and stock-based compensation costs. In addition, our ISV-502 program expenses consisted of ongoing consulting and data analysis pertaining to our Phase 3 trials.

General and administrative expenses.

General and administrative expenses for the three months ended September 30, 2010 and 2009 were $1.0 million and $1.4 million, respectively. General and administrative expenses for the nine months ended September 30, 2010 and 2009 were $3.2 million and $4.6 million, respectively. In 2010, we incurred lower personnel-related expenses as a result of our 2009 corporate restructuring.

Cost of revenues.

Cost of revenues for the three months ended September 30, 2010 and 2009 were $0.6 million and $0.3 million, respectively. Cost of revenues for the nine months ended September 30, 2010 and 2009 were $1.3 million and $0.8 million, respectively. Cost of revenues were primarily comprised of royalties accrued for third parties, including Pfizer. For the three and nine months ended September 30, 2010, cost of revenues also included the cost of the azithromycin supplied to Inspire under the Supply Agreement.

Severance.

Severance expenses were $0.4 million in the nine months ended September 30, 2009 and were associated with our corporate restructuring which was announced in March 2009. No severance expense has been incurred in 2010.

Impairment.

Impairment expenses were $0.6 million in the nine months ended September 30, 2009 and were associated with our corporate restructuring announced in March 2009. The Company impaired laboratory and other equipment, leasehold improvements and furniture and fixtures located at our corporate headquarters.

Interest expense and other, net.

Interest expense and other, net, for the three months ended September 30, 2010 and 2009 was an expense of $2.6 million and $2.5 million, respectively. Interest expense and other, net, for the nine months ended September 30, 2010 and 2009 was an expense of $7.7 million and $7.5 million, respectively. The expense is primarily related to interest on the secured notes payable.

Liquidity and Capital Resources

In recent years, we have financed our operations primarily through private placements, debt financings and payments from corporate collaborations. At September 30, 2010, our cash and cash equivalents and short-term investments were $14.6 million and $3.0 million, respectively. It is our policy to invest our cash and cash equivalents and short-term investments in highly liquid securities, such as interest-bearing money market funds, treasury and federal agency notes. The current uncertain credit markets may affect the liquidity of such money market funds or other cash investments.

Net cash used in operating activities was $7.0 million and $10.7 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease primarily resulted from lower costs as a result of our corporate restructuring in 2009 and an increase in royalty revenue.

Net cash provided by investing activities was $14.4 million for the nine months ended September 30, 2010. Net cash used in investing activities was $26.0 million for the nine months ended September 30, 2009. In 2009, the Company invested an additional $26.0 million in short-term investments compared to converting $14.5 million to cash and cash equivalents in 2010.

Net cash provided by financing activities was $4,000 for the nine months ended September 30, 2010. Net cash used in financing activities was $3,000 for the nine months ended September 30, 2009.

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

The Company has long-term debt in the form of non-recourse, secured notes payable with fixed interest rates. As a result, our exposure to market risk caused by fluctuations in interest rates is minimal. We had $60 million in borrowings outstanding as of September 30, 2010, with a fixed interest rate of 16%. If the market interest rates increase by 10% from the September 30, 2010 levels, it would not result in an increase in interest expense. As of September 30, 2010, the face value of our long-term debt was estimated to be approximately the fair value based on current market rates.

The securities in our investment portfolio are not leveraged and are subject to minimal interest rate risk. Due to their original maturities of twelve months or less, the securities are classified as cash and cash equivalents or short-term investments. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio. While a hypothetical decrease in market interest rates by 10 percent from the September 30, 2010 levels would cause a decrease in interest income, it would not likely result in loss of principal.

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

(b) Changes in internal control over financial reporting. There was no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is subject to various claims and legal actions during the ordinary course of our business. On November 30, 2009, a patent interference was declared before the Board of Patent Appeals and Interferences on certain U.S. patents covering AzaSite. Regents of the University of California (the “University”) assert that the inventions contained in these patents were made by a former employee of the University alone, and without collaboration with InSite Vision. They are asserting that they own those inventions, and that they are entitled to an award of priority of invention and a judgment that the inventions are not patentable to InSite Vision. InSite Vision believes the University’s assertions are without merit and intends to vigorously contest those assertions.

We believe that there are currently no other claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

Item 1A.	Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended September 30, 2010.

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

Clinical trials, such as the recently announced ISV-303 clinical trial, are expensive, time-consuming and difficult to design and implement and there can never be any assurance that the results of such clinical trials will be favorable

Human clinical trials for our product candidates are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that any particular clinical trial may take over a year to complete. Furthermore, we could encounter problems that might cause us to abandon or repeat clinical trials resulting in additional expense, further delays and potentially preventing the completion of such trials. The commencement and completion of clinical trials may be delayed or terminated due to several factors, including:

•	unforeseen safety issues;

•	lack of effectiveness during clinical trials;

•	difficulty in determining dosing and trial protocols;

•	slower than expected rates of patient recruitment;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of clinical investigators to follow our clinical protocols.

In addition, we or the FDA may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our submissions or the conduct of these trials. In any such case, including with respect to the ISV-303 clinical trial, we may not be able to obtain regulatory approval for our product candidates, in which case we would not obtain any benefit from our substantial investment in developing the product and conducting clinical trials for such products.

The results of our clinical trials may not support our product candidate claims

Even if our clinical trials, such as the recently announced ISV-303 clinical trial, are completed as planned, we cannot be certain that the results will support our product candidate claims. Even if pre-clinical testing and early clinical trials for a product candidate are successful, this does not ensure that later clinical trials will be successful and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing or meet our expectations. The clinical trial process may fail to demonstrate that our product candidates are safe for humans or effective for indicated uses. In addition, our clinical trials involve relatively small patient populations. Because of the small sample size, the results of these clinical trials may not be indicative of future results. Any such failure would likely cause us to abandon the product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay or preclude the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues.

For example, results from the Phase 3(a) clinical trial of ISV-502 for the treatment of blepharoconjunctivitis showed improved clinical outcomes as compared to treatment with a corticosteroid alone or antibiotic alone in the reduction of inflammatory signs and symptoms and bacterial eradication, respectively. In addition, ISV-502 was very well tolerated. However, the trial did not achieve its primary endpoint as defined by the protocol. We discussed the results of this trial with the FDA and determined a development plan for ISV-502. The initiation of any further clinical studies of ISV-502 is currently on hold pending the outcome of our evaluation of our strategic opportunities. We cannot assure you that any additional clinical trials for ISV-502 will be conducted or, if conducted, that they will meet the prescribed clinical endpoint as defined in the protocol for that study or that we will ultimately achieve FDA approval for the commercialization of ISV-502.

Our strategy for commercialization of our products requires us to enter into successful arrangements with corporate collaborators

We generally intend to enter into partnering and collaborative arrangements with respect to the commercialization of our product candidates, such as ISV-502 and ISV-303. However, we cannot assure you that we will be able to enter into such arrangements or that they will be beneficial to us. The success of our partnering and collaboration arrangements will depend upon many factors, including:

•	the progress and results of our preclinical and clinical testing and research and development programs;

•	the time and cost involved in obtaining regulatory approvals;

•	our ability to negotiate favorable terms with potential collaborators;

•	the efforts and success of our collaborators in further developing or marketing the product;

•	our ability to prosecute, defend and enforce patent claims and other intellectual property rights;

•	the outcome of possible future legal actions; and

•	competing technological and market developments.

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

The commercial success of our products is dependent on the diligent efforts of our corporate collaborators

Because we generally rely on third parties for the marketing and sale of our products, revenues that we receive will be highly dependent on the efforts and success of these third parties, particularly our partner Inspire. These partners may terminate their relationships with us and/or may not diligently or successfully market or sell our products. These partners may also pursue alternative or competing technologies or develop alternative products either on their own or in collaboration with others, including our competitors. In addition, marketing consultants and contract sales organizations that we may use in the future for our products may market products that compete with our products and we must rely on their efforts and ability to market and sell our products effectively.

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

Our future success depends on our ability to engage third parties to assist us with the development of new products, new indications for existing products and in the conduct of our clinical trials to achieve regulatory approval for commercialization and any failure or delay by those parties to fulfill their obligations could adversely affect our development and commercialization plans

For our business model to succeed, we must continually develop new products or discover new indications for our existing products. As part of that process, we rely on third parties such as clinical research organizations, clinical investigators and outside testing labs for development activities, such as Phase 2 and/or Phase 3 clinical testing, and to assist us in obtaining regulatory approvals for our product candidates. We rely heavily on these parties for successful execution of their responsibilities but have no control over how these parties manage their businesses and cannot assure you that such parties will diligently or effectively perform their activities. For example, the clinical investigators conducting our clinical trials, including our first Phase 3(a) trial for ISV-502 and Phase 1/2 trial for ISV-303, were not our employees and we anticipate that any future Phase 3 trials of ISV-502 or ISV-303 will also be conducted by a third party. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocols, rules and regulations or in accordance with the general investigational plan and protocols for the trial as well as the various rules and regulations governing clinical trials in the United States and abroad. Any failure by those parties to perform their duties effectively and on a timely basis could harm our ability to develop and commercialize new products, harm our business and subject us to potential liabilities.

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

Inspire is currently promoting AzaSite solely to eye care professionals. Pediatricians and primary care physicians write more than 67% of prescriptions for ophthalmic antibiotics. However, Inspire has no experience calling on pediatricians and primary care physicians. Inspire’s focus on eye care professionals rather than pediatricians and primary care providers could result in lower royalties paid to us. A large number of pharmaceutical companies, including those with competing products, much larger sales forces and much greater financial resources, and those with products for indications that are completely unrelated to AzaSite, compete for the time and attention of eye care professionals, pediatricians and primary care physicians. Neither we nor our subsidiary have any control over how Inspire manages and operates its sales force, how effective Inspire’s sales efforts will be or Inspire’s pricing decisions regarding AzaSite.

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

Inspire could experience financial or other difficulties unrelated to AzaSite that could adversely affect the marketing or sale of AzaSite. Moreover, Inspire could change its commercial strategy and deemphasize or sell or sublicense its rights to AzaSite. Neither we nor our subsidiary can prevent Inspire from developing or licensing a product that competes with AzaSite or limiting or withdrawing its support of AzaSite. Our subsidiary’s ability to pay amounts due on the AzaSite Notes may be materially harmed to the extent Inspire fails or is unable to successfully market and sell AzaSite. To the extent that our subsidiary fails to meet its payment obligations, we will have to make such payments out of our own cash resources in order to avoid a default under the AzaSite Notes, which we have done in the past. Our subsidiary again received insufficient royalties to make the interest payment in full that is due on November 15, 2010. We have the ability to make-up this shortfall with our own cash resources. This shortfall in interest payments constitutes a default under the indenture but not an event of default. To the extent that we pay in full the November 15th shortfall (plus interest thereon) by February 15, 2010, we will avoid triggering an event of default under the indenture. To the extent that an event of default occurs, the bondholders could seek available remedies, including foreclosure on our subsidiary. Our ability to receive future revenue from sales of AzaSite is dependent on our subsidiary repaying the AzaSite Notes in a timely fashion. If our subsidiary takes longer than anticipated to repay the AzaSite Notes, or if it defaults on the AzaSite Notes, we may not receive future revenue from AzaSite as currently planned, or at all.

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

We currently have a single supplier for azithromycin, the active drug incorporated into AzaSite. Under the Inspire License Agreement and the Supply Agreement, we have agreed to provide a supply of azithromycin to Inspire for the manufacture of AzaSite in the Territory, which we currently arrange through one supplier. The supplier of azithromycin has a drug master file on the compound with the FDA and is subject to the FDA’s review and oversight. The supplier’s manufacturing facility is subject to potential natural disasters, including earthquakes, hurricanes, tornadoes, floods, fires or explosions, and other interruptions in operation due to factors including labor unrest or strikes, failures of utility services or microbial or other contamination. If the supplier failed or refused to continue to supply us, if the FDA were to identify issues in the production of azithromycin that the supplier was unable to resolve quickly and cost-effectively, or if other issues were to arise that impact production, Inspire’s ability to manufacture and commercialize AzaSite could be interrupted, and our subsidiary’s ability to pay amounts due on the AzaSite Notes may be materially harmed, which could force us to make such payments out of our own cash resources in order to avoid a default under the AzaSite Notes and prevent or delay our ability to receive future revenue from AzaSite. Additional suppliers for azithromycin exist, but qualification of an alternative source could be time consuming and expensive and, during such qualification process, could negatively impact the sales of AzaSite. There is also no guarantee that these additional suppliers can supply sufficient quantities or quality product at a reasonable price, or at all. While we are required to maintain a certain level of inventory of azithromycin to support Inspire’s manufacturing needs, that inventory may not be sufficient to prevent an interruption in the availability of AzaSite.

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

Louis Drapeau, our vice president and chief financial officer, was appointed to the position of interim chief executive officer in October 2008. Our Board of Directors continues to search for a new chief executive officer. There is no guarantee this search will be successful. There is no guarantee that Mr. Drapeau will remain at our company until a new chief executive officer can be recruited or for an extended period of time thereafter. We are currently dependent on Mr. Drapeau and the loss of Mr. Drapeau’s services could significantly delay or prevent the achievement of planned development objectives. Furthermore, if we hire a new chief executive officer, we may lose employees and it may take time for our management team to coalesce and address the challenges we face. We are also dependent on Dr. Lyle Bowman, our vice president, development. We do not carry a life insurance policy on Mr. Drapeau or on Dr. Bowman.

A critical factor to our success will be retaining our personnel or recruiting replacement personnel. Competition for skilled individuals in the biotechnology business, particularly in the San Francisco Bay Area is highly competitive, and we may not be able to continue to attract and retain personnel necessary for the development of our business. Our ability to attract and retain such individuals may be reduced by our current financial situation and the challenges we face. Moreover, a significant portion of our outstanding stock options have exercise prices that are higher than our current trading price, which may reduce the retention benefit of such stock options. The loss of key personnel, the failure to recruit replacement personnel or to develop needed expertise would harm our business.

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

Management and principal stockholders may be able to exert significant control on matters requiring approval by our stockholders

As of September 30, 2010, our management and principal stockholders (those owning more than 5% of our outstanding shares) together beneficially owned approximately 26% of our shares of common stock. As a result, our management and principal stockholders, acting together or individually, may be able to exert significant control on matters requiring approval by our stockholders, including the election of all or at least a majority of our Board of Directors, the approval of amendments to our charter, and the approval of business combinations and certain financing transactions. In September 2008, a group of our stockholders prevailed in a proxy contest that resulted in the replacement of all members of our Board of Directors.

The market prices for securities of biopharmaceutical and biotechnology companies such as ours have been and are likely to continue to be highly volatile due to reasons that are related and unrelated to our operating performance and progress; we have not paid dividends in the past and do not anticipate doing so in the future

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances, the status of our relationships or proposed relationships with third-party collaborators, the results of testing and clinical trials, the exercise of outstanding options and warrants that could result in dilution to our current holders of common stock, developments in our patents or other proprietary rights or those of our competitors, our own or Inspire’s failure to meet analyst expectations, any litigation regarding the same, technological innovations or new therapeutic products, governmental regulation, or public concern as to the safety of products developed by us or others and general market conditions concerning us, our competitors or other biopharmaceutical companies may have a significant effect on the market price of our common stock. For example, in the twelve months ended September 30, 2010, our closing stock price fluctuated from a high of $0.57 to a low of $0.25. Such fluctuations can lead to securities class action litigation. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

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

INSITE VISION INCORPORATED

Dated: November 5, 2010	by:	/s/ Louis Drapeau
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