Form 10-K
period 2010-12-31
INSITE VISION INC
filed 2011-03-04
CIK 802724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of registrant’s Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of June 30, 2010 was approximately $25,717,407 (based upon the closing sale price of the Common Stock on the last business day of the registrant’s most recently completed second fiscal quarter). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the Common Stock have been excluded from such calculation as such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock, $0.01 par value, outstanding as of February 28, 2011: 94,822,593.

Documents Incorporated By Reference

Listed below is the document incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the Registrant’s definitive proxy statement (the “Proxy Statement”) for the Registrant’s 2011 annual meeting of stockholders (the “Annual Meeting”) are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

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

THE COMPANY

InSite Vision Incorporated (“InSite” or the “Company”) is an ophthalmic product development company advancing ophthalmic pharmaceutical products to address unmet eye care needs. Our current portfolio of products is based on our proprietary DuraSite® drug delivery technology.

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

•

AzaSite® (azithromycin ophthalmic solution) 1% is a DuraSite formulation of azithromycin, a broad spectrum ocular antibiotic approved by the United States Food and Drug Administration (“FDA”) in April 2007 to treat bacterial conjunctivitis (pink eye). It was launched in the United States by Inspire Pharmaceuticals in August 2007. Additional indications are being pursued by Inspire Pharmaceuticals for this product. The key advantages are a significantly reduced dosing regimen leading to better compliance and outcome, with a broad spectrum antibiotic, and a lowered probability of bacterial resistance based on high tissue concentration.

•

Besivance™ (besifloxacin ophthalmic suspension) 0.6% is a DuraSite formulation of besifloxacin, a broad spectrum ocular antibiotic approved by the FDA in May 2009 to treat bacterial conjunctivitis (pink eye). An advantage of Besivance is a faster rate of resolution of the infection that may reduce the duration of the illness and reduce the chances of infecting others. Besivance was developed by Bausch & Lomb and launched in the United States in the second half of 2009.

•

AzaSite Plus™ (ISV-502) is a fixed combination of azithromycin and dexamethasone in DuraSite for the treatment of ocular inflammation and infection (blepharitis and/or blepharoconjunctivitis) for which there is no FDA-approved indicated treatment; we completed the first Phase 3 trial in November 2008. AzaSite Plus was very well tolerated. However, the trial did not achieve its primary endpoint as defined by the protocol. We discussed the results of this trial with the FDA and determined a development plan for this product candidate. We are pursuing a Special Protocol Assessment (“SPA”) for the next Phase 3 clinical trial for this product candidate. An SPA is a declaration from the FDA that a Phase 3 trial’s design, clinical endpoints and statistical analysis are acceptable for regulatory approval.

•

DexaSite™ (ISV-305) is a DuraSite formulation of dexamethasone in development for the treatment of ocular inflammation. We have met with the FDA to discuss the development pathway for this product candidate. We are pursuing an SPA for the next Phase 3 clinical trial for this product candidate.

•

ISV-303 is a DuraSite formulation of bromfenac in development for the treatment of post-operative inflammation and eye pain. We initiated a Phase 1/2 clinical trial for this product candidate in August 2010 and completed patient enrollment in December 2010. We expect to have top-line results from this study in the first half of 2011. In addition, we anticipate an additional Phase 2 clinical trial to investigate the pharmacokinetics of ISV-303 in humans.

•

ISV-101 is a DuraSite formulation with a low concentration of bromfenac for the treatment of dry eye disease. We filed an Investigational New Drug Application (IND) for this product candidate in the first quarter of 2011. We anticipate a Phase 1/2 clinical trial for this product candidate.

Business Strategy.

Our business strategy consists of the following:

1. Develop our pipeline of ocular product candidates. We identify new product candidates that consist of proven drugs that can be improved by formulation in DuraSite, which substantially reduces the clinical risk in these product candidates. We plan to conduct preclinical and clinical testing of our portfolio product candidates.

2. Monetize our product candidates. At the appropriate time, we seek to partner with larger pharmaceutical companies to complete the clinical development, manufacture and marketing of these products. Partnering agreements generally include upfront and milestone payments, as well as on-going royalty payments upon commercialization, for the Company.

Corporate Information. Our principal executive offices are located at 965 Atlantic Avenue, Alameda, California 94501. Our telephone number is (510) 865-8800. We were incorporated in 1986 as a California corporation and reincorporated in Delaware in 1987. We make our periodic and current reports available, free of charge, through our website (http:///www.insitevision.com) under “Investor Relations—SEC Filings” as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC’s Public Reference Room at 100 F Street NE, Washington D.C. or at the SEC‘s website at http://www.sec.gov. For information about the SEC‘s Public Reference Room, the public may contact 1-800-SEC-0330.

Ophthalmic Anti-Infective Market

Today, eye infections are routinely treated with topical antibiotics as well as antibiotic/corticosteroid fixed combination products. The ocular anti-infective market represented global sales of approximately $2.0 billion in 2010 and comprises two separate product segments:

•	Ocular antibiotic products

•	Ocular antibiotic/corticosteroid fixed combination products

We are developing differentiated topical products to treat eye and eye-lid infections. Some of these infections are either under-treated or do not have an FDA-approved product indication. These infections can be both acute and chronic. Our goal is to provide effective and differentiated therapeutics for the treatment of acute and chronic ocular infection and inflammation. There are two general areas where our topical ocular anti-infective products have been utilized by eye care physicians, or where we believe our product candidates may be well-suited to improving patient care:

•	Eye Infections.

•

Acute bacterial conjunctivitis (pink eye) is a common condition experienced by most people at some point in their lives, but is especially prevalent among children. The conjunctiva is the transparent lining on the inside of the eyelids. In bacterial conjunctivitis, bacteria infects this lining, and the white part of the eye may look pink from the inflammation. As it is an extremely contagious condition, immediate treatment is recommended. Our developed ocular antibiotics, AzaSite and Besivance, are targeted at treating this disease with significantly lower dosing than competing products.

•	Eye-lid infections.

•

Blepharitis (also known as lid margin disease) is an inflammation of the eyelids, particularly the eyelid margins where the eyelashes grow. It is a common disorder, particularly among the elderly, that may be caused by bacterial growth, viral infection, allergies, environmental conditions or systemic disease. An eyelid with blepharitis may become itchy and appear red and swollen with scaly, greasy debris along the lid margin. Blepharitis can be a chronic condition that is difficult to treat. There are no approved pharmaceutical products for the treatment of blepharitis. Patients are typically advised to use lid scrubs, hot compresses, lid massage, antibiotics, corticosteroids and fixed-combination products. We are advancing two novel ophthalmic products to address the signs and symptoms of blepharitis, AzaSite Plus, a topical anti-bacterial and anti-inflammatory product, and DexaSite, a corticosteroid anti-inflammatory agent.

•

Blepharoconjunctivitis occurs when conjunctivitis accompanies blepharitis, as it frequently does. A unilateral or bilateral conjunctivitis that persists for four or more weeks is considered chronic. There is a considerable overlap of symptoms of all types of blepharitis. It frequently leads to associated ocular surface inflammation, including conjunctivitis, function tear deficiency and keratitis (an inflammation of the cornea which can develop into corneal ulcers). Blepharoconjunctivitis is a disease with no approved drug therapy indicated for the relief of its chronic symptoms. Typical treatment include eye hygiene using lid scrubs, topical and/or systemic antibiotics and topical corticosteroids.

Ocular Inflammation and Pain Market

We are developing novel ophthalmic therapeutics for the treatment of conditions associated with ocular inflammation. These efforts are initially focused on two indications, post-operative inflammation and pain, and dry eye disease.

•

Post-Operative Ocular Inflammation and Pain is typically treated using non-steroidal anti-inflammatories (NSAIDs). An estimated 60 percent of ophthalmic surgeons deploy topical NSAIDs before and after cataract and other procedures to address patient pain and prevent serious complications, such as cystoid macular edema. Cystoid macular edema is a serious post-surgical complication that occurs when inflammation and swelling develop in the center of the retina. It is the most common cause of decreased vision following cataract surgery. Cataract surgery is one of the most frequent surgical procedures conducted in the United States. It is estimated that as the population in the U.S. ages, the market for ocular NSAIDs that are efficacious and easy for patients to use will grow 7.1 percent between 2007 and 2014. Our ISV-303 product candidate is intended to provide superior tissue penetration of drug to the eye with convenient twice-daily dosing.

•

Dry Eye Disease occurs when the ocular surface and/or tear film is compromised. While causes of dry eye may vary, it is frequently associated with inflammation of the surface of the eye, the lacrimal gland, or the conjunctiva. A potentially chronic condition that can occur at any age, dry eye disease is most prevalent among the elderly. Symptoms of dry eye disease include a scratchy feeling as if something is in the eye, stinging or burning of the eye; episodes of excess tearing that follow periods of very dry sensation; stringy discharge from the eye and pain or redness. According to the National Eye Institute, dry eye disease is estimated to affect five million people age 50 and older in the U.S. alone. The Company has developed a low-dose topical NSAID, known as ISV-101, intended for the treatment of dry eye disease.

Products and Product Candidates

The following table summarizes the current status of our principal products and product candidates in our development pipeline. A more detailed description of each product and product candidate follows the table.

Principal DuraSite Products and Product Candidates

Active Programs

Product	Indications	Anticipated Benefits	Status
AzaSite	Bacterial conjunctivitis (pink eye)	Broad spectrum macrolide antibiotic with reduced dosing frequency	*Approved and launched in US *Approved in Canada

Besivance	Bacterial conjunctivitis (pink eye)	Broad spectrum fluoroquinolone antibiotic with reduced dosing frequency	*Approved and launched in US

AzaSite Plus	Blepharitis	Broad spectrum antibiotic combined with a potent corticosteroid with reduced dosing frequency to treat both inflammation and infection	Phase 3 trial completed

DexaSite	Ocular inflammation	A potent corticosteroid with reduced dosing frequency to treat inflammation	Phase 3 trial completed

ISV-303	Post-Operative inflammation and eye pain	A non-steriodal anti-inflammatory with reduced dosing frequency to treat pain and inflammation	Phase 1/2 clinical trial completed

ISV-101	Dry Eye Disease	A non-steriodal anti-inflammatory to treat dry eye disease	Filed an IND with the FDA

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

Besivance: Launched commercially in the United States by Bausch & Lomb and their partner Pfizer Inc. in second half of 2009 for Bacterial Conjunctivitis (pink eye)

Besivance (besifloxacin ophthalmic suspension 0.6%) is indicated for the treatment of bacterial conjunctivitis in patients one year or older and is marketed by Bausch & Lomb and their partner, Pfizer Inc.

Besivance is the first fluoroquinolone specifically developed for ophthalmic use and is the first and only ophthalmic fluoroquinolone with no previous systemic use. It offers broad-spectrum antibacterial activity, including activity against the strains that are the most common causes of bacterial conjunctivitis.

The FDA approval of Besivance was based on a series of eight clinical trials. These studies were designed to test the efficacy, safety, tolerability, pharmacokinetics and pharmacodynamics with the topical antibacterial. Its efficacy was evaluated in three multi-center, randomized, double-masked trials involving nearly 2,400 patients with a clinical diagnosis of bacterial conjunctivitis. In clinical trials, investigators found that Besivance treatment resulted in a greater proportion of patients experiencing clinical resolution and microbial eradication, when compared to its vehicle.

Besivance was approved by the FDA in May 2009 following a unanimous recommendation by an FDA Advisory Committee in December 2008. The product was launched commercially in the second half of 2009.

AzaSite Plus: Phase 3 Clinical Trials for Blepharitis/Blepharoconjunctivitis

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

In February 2007, we announced that the preliminary safety data from our Phase 1 trial indicated that AzaSite Plus was well tolerated and no serious adverse events were reported. Treatment-related ocular adverse events were minimal in frequency and equivalent between the treatment and placebo groups. There were no significant differences in intraocular pressure between the AzaSite Plus group and placebo group after 14 days of treatment.

In the fall of 2007, we conducted a pilot study to evaluate endpoints and time points for use in the Phase 3 trial for AzaSite Plus. There were 32 patients with blepharoconjunctivitis who completed the double-masked and randomized trial and received eye drops two times a day for 14 days. The results led to the selection of endpoints for the first Phase 3 trial, which included lid margin redness, lid swelling, conjunctival redness, ocular discharge and lid irritation in at least one eye.

The Phase 3 trial tested a total of 417 patients. The dosing regimen consists of one drop in the eye and one on the eyelid, two times a day for 14 days. The trial design included three treatment arms with the objective of demonstrating the superiority of AzaSite Plus in treating blepharoconjunctivitis over AzaSite alone or dexamethasone alone.

Results from the Phase 3 trial indicated that AzaSite Plus improved clinical outcomes as compared to treatment with AzaSite alone or dexamethasone alone in bacterial eradication and the reduction of inflammatory signs and symptoms, respectively. AzaSite Plus was very well tolerated. However, an evaluation of the data indicated that the trial did not achieve its primary endpoint as defined by the protocol.

In April 2009, we discussed the results of this trial with the FDA and, based on this meeting, we developed a pilot study protocol for the treatment of blepharitis that would seek to demonstrate AzaSite Plus’s ability to delay exacerbation and/or recurrence of acute episodes of blepharitis. This study would serve as a basis for revisions to the pivotal Phase 3 clinical trial protocols.

In 2010, we discussed a development pathway for this product candidate with the FDA and are pursuing an SPA for the next Phase 3 clinical trial.

DexaSite: Met with the FDA to discuss the development pathway

We developed a topical formulation of the corticosteroid dexamethasone to treat eye inflammation caused by infections, injury, surgery or other conditions. In 2007, we completed our preclinical development of this product candidate. This is a second product candidate originating from the IND filed for AzaSite Plus.

In 2008, we determined that the data from our clinical trial indicated that DexaSite was well tolerated and no serious adverse events were reported with good efficacy. Treatment-related ocular adverse events were minimal in frequency and equivalent between all groups. There were no significant differences in intraocular pressure between the DexaSite group and the other group containing dexamethasone after 14 days of treatment.

In 2010, we discussed a development pathway for this product candidate with the FDA and are pursuing an SPA for the next Phase 3 clinical trial.

ISV-303: Phase 1/2 clinical trial for post-operative inflammation and eye pain

We developed a topical formulation of the non-steriodal anti-inflammatory bromfenac to treat post-operative inflammation and eye pain in patients who have undergone cataract extraction. In the first half of 2010, we completed our preclinical development of this product candidate and filed an IND with the FDA. In the second half of 2010, we initiated and completed enrollment for the Phase 1/2 clinical trial for this product candidate. In the first half of 2011, we expect to complete the clinical trials and have top-line results from this study.

ISV-101: Filed an IND for this product candidate

We developed a topical formulation of the non-steriodal anti-inflammatory bromfenac to treat dry eye disease. In January 2011, we filed an IND with the FDA. We anticipate a Phase 1/2 clinical trial for this product candidate.

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

Collaborative, Licensing and Service Agreements

As part of our business strategy, we have entered into, and will continue to pursue additional licensing agreements, corporate collaborations and service contracts. In our international licensing agreements, the licensee is responsible for obtaining regulatory approval and will generally pay us a double digit royalty on net sales of AzaSite in these countries, if approved by regulatory authorities. We will be responsible for providing AzaSite inventory to these licensees at a fee set forth in each respective license agreement. There can be no assurance that we will be able to negotiate acceptable collaborative, licensing or service agreements, or that our existing arrangements will be successful or renewed or that it will not be terminated.

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

Under the Inspire License, we were responsible for obtaining regulatory approval of AzaSite in the U.S. which occurred in April 2007. We subsequently transferred regulatory documentation regarding AzaSite, including the New Drug Application (NDA), to Inspire. We were also responsible for obtaining regulatory approval of AzaSite in Canada. In March 2009, the Therapeutic Products Directorate of Health Canada approved the new drug submission (NDS) for AzaSite in Canada. Within 25 days after obtaining regulatory approval for Canada, we transferred regulatory documentation regarding AzaSite to Inspire. Thereafter, Inspire is responsible for all regulatory obligations and strategies relating to the further development and commercialization of products in each country. Inspire will also be responsible for commercialization in both the U.S. and Canada. In the United States, Inspire focuses on ophthalmologists and optometrists who routinely treat eye infections.

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

During the years ended December 31, 2010, 2009 and 2008, our licensee, Inspire, represented approximately 92%, 85% and 100%, respectively, of our total revenues.

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

Bausch and Lomb Incorporated. In December 2003, we completed the sale of our drug candidate for the treatment of ocular infections to Bausch & Lomb Incorporated or Bausch & Lomb, pursuant to a Purchase Agreement and a License Agreement, or the License Agreement, and collectively, the Asset Sale. The drug candidate, Besivance, was developed by Bausch & Lomb. In May 2009, the FDA approved Besivance to treat bacterial conjunctivitis (pink eye). Besivance was launched in the United States by Bausch & Lomb and Pfizer, Inc. in the second half of 2009.

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

Patents and Proprietary Rights

Patents and other proprietary rights are important to our business. Our policy is to file patent applications seeking to protect technology, inventions and improvements to our inventions that we consider valuable. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. Our DuraSite drug delivery products are made under patents and applications, and we have filed a number of patent applications in the United States relating to our DuraSite technology with delivery tips and drug compounds. Of these applications, eight U.S. patents have been issued. We have four U.S. patents on our retinal drug delivery device that have been issued. Six U.S. patents have been issued related to our antibiotic programs with two applications pending. At least six other patent applications by us relating to the foregoing and other aspects of our business and potential business are also pending. Foreign counterparts of our patents as well have filed/issued in many countries.

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

Research and Development

On December 31, 2010, our research and development staff numbered 5 people, of whom 2 have Ph.D.s. Our research and development expenses for the years ended December 31, 2010, 2009 and 2008 were, as follows:

Research and Development Cost by Program

(in millions)

Program	2010	2009	2008
ISV-303	$1.3	$0.2	$—
AzaSite Plus	0.1	0.2	7.6
AzaSite	0.1	0.1	0.2
ISV-016	—	—	0.4
New products and other	0.6	0.1	0.9
Programs - non-specific	2.9	4.8	7.1

Total	$5.0	$5.4	$16.2

In 2010, program expenses primarily consisted of non-specific program costs which comprised facility, internal personnel and stock-based compensation costs that are not allocated to a specific development program. The non-specific costs decrease in 2010, as compared to 2009, was primarily due to savings resulting from the Company’s corporate restructuring in March 2009. Our ISV-303 program expenses primarily related to preclinical experiments and the Phase 1/2 clinical trial that was initiated in August 2010. Other program activities consisted primarily of new product development.

In 2009, program expenses primarily consisted of non-specific program costs which comprised facility, internal personnel, and stock-based compensation costs that are not allocated to a specific development program. The non-specific costs decreased from 2008 due to our corporate restructuring. Our AzaSite Plus program expenses consisted of ongoing consulting and data analysis pertaining to our Phase 3 clinical trial. Other program activities consisted primarily of activities related to commercializing AzaSite in international markets.

In 2008, program expenses primarily consisted of non-specific program costs, our AzaSite Plus Phase 3 clinical trial and preparation for the production of Canadian AzaSite registration batches at our contract manufacturing site. Our activities related to ISV-016 mainly consisted of preclinical testing prior to its discontinuation in July 2008. Other program activities consisted primarily of new product development and activities related to commercializing AzaSite in the international markets.

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

We have entered into corporate collaborations, and we may continue to pursue additional collaborations with one or more additional pharmaceutical companies in the U.S. and abroad, to market our products. In international licensing agreements, the licensee is responsible for obtaining regulatory approval and will generally pay the Company a double-digit royalty on net sales of AzaSite in these countries, if approved by regulatory authorities. We will be responsible for providing AzaSite inventory to these licensees at a fee per respective agreed upon licensing agreement. There can be no assurance that we will be able to negotiate acceptable collaborative, licensing or service agreements, or that our existing arrangements will be successful or renewed or that it will not be terminated.

Inspire Pharmaceuticals, Inc. In February 2007, we entered into an exclusive agreement with Inspire under which Inspire obtained the right to exclusively market AzaSite in the United States and Canada. We received a licensing fee, a milestone payment when AzaSite was approved by the FDA and received the first royalty payment based on net sales of the product in the third quarter 2007.

Bausch & Lomb. In December 2003, we sold our product candidate to Bausch & Lomb. Bausch & Lomb has the exclusive marketing rights for the world except for Japan, which were retained by SSP, and shared rights in the rest of Asia with SSP. Bausch & Lomb has also assumed the development and manufacturing responsibilities for the product formulation for their sales and distribution and we are entitled to royalties based on net sales of the product, if any. The drug candidate, Besivance, was developed by Bausch & Lomb and approved by the FDA in May 2009. Besivance was launched in the United States by Bausch & Lomb and Pfizer, Inc. in the last half of 2009.

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

The steps required before a pharmaceutical agent may be marketed in the United States include:

•	preclinical laboratory;

•	submission to the FDA of an IND;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug;

•	the submission of an NDA or Biological License Application (“BLA”) to the FDA; and

•	the FDA approval of the NDA or BLA, prior to any commercial sale or shipment of the drug.

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

Executive Officers and Other Officers of the Company

As of March 4, 2011, our executive officers and other officers were as follows:

Name	Age	Title
Timothy Ruane	46	Chief Executive Officer and member of the Board
Louis Drapeau	67	Vice President and Chief Financial Officer
Lyle M. Bowman, Ph.D.	62	Vice President, Development
Kamran Hosseini, M.D., Ph.D.	46	Vice President, Clinical Affairs and Chief Medical Officer
Surendra Patel	56	Vice President, Operations

Timothy Ruane joined us on December 1, 2010 as Chief Executive Officer and was elected as a member of the Board. Previously, Mr. Ruane served as President and Chief Executive Officer of Tekmira Pharmaceuticals

and INEX Pharmaceuticals (which spun-out to Tekmira in 2007), a biopharmaceutical company, from 2005 to 2008. From 2004 to 2005, he served as the Senior Vice President of Corporate Development of INEX. From 2002 to 2004, Mr. Ruane was the Senior Vice President of Business Management of ILEX Oncology. Mr. Ruane has more than 24 years of experience with pharmaceutical and biotechnology companies in various management positions. Mr. Ruane has a Bachelor of Science degree in business finance from Wake Forest University and a masters in business administration from the University of Washington.

Louis Drapeau joined us on October 1, 2007 as Vice President and Chief Financial Officer and served as the interim Chief Executive Officer from October 2008 to November 2010. Mr. Drapeau served as Senior Vice President, Finance and Chief Financial Officer of Nektar Therapeutics, a biopharmaceutical company, from January 2006 until September 2007. From August 2002 to August 2005, Mr. Drapeau was Senior Vice President and Chief Financial Officer of BioMarin Pharmaceutical, a fully integrated biopharmaceutical company. From August 2004 to May 2005, Mr. Drapeau also held the position of Acting Chief Executive Officer of BioMarin. Prior to that, Mr. Drapeau spent over 30 years with Arthur Andersen including 19 years as an Audit Partner in Arthur Andersen’s Northern California Audit and Business Consulting practice which also included 12 years as Managing Partner. He holds an undergraduate degree in mechanical engineering and masters in business administration from Stanford University.

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

Employees

As of December 31, 2010, we had 12 employees, 10 of whom were full time. None of our employees are covered by a collective bargaining agreement. We believe we have good employee relations. We also utilize independent consultants to provide services in certain areas of our scientific and business operations.

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

•

failure to receive the necessary United States and international regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies; failure to achieve study endpoints within the time period prescribed by the study, or at all; additional time requirements for data analysis or Biologic License Application or NDA preparation; discussions with the FDA; FDA requests for additional preclinical or clinical data; analyses or changes to study design; or unexpected safety, efficacy or manufacturing issues;

•

enrollment in clinical studies; failure to achieve study endpoints within the time period prescribed by the study, or at all; additional time requirements for data analysis or Biologic License Application or NDA preparation; discussions with the FDA; FDA requests for additional preclinical or clinical data; analyses or changes to study design; or unexpected safety, efficacy or manufacturing issues;

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

For example, results from our Phase 3 clinical trial of AzaSite Plus for the treatment of blepharoconjunctivitis showed improved clinical outcomes as compared to treatment with a corticosteroid alone or antibiotic alone in the reduction of inflammatory signs and symptoms and bacterial eradication, respectively. In addition, AzaSite Plus was very well tolerated. However, the trial did not achieve its primary endpoint as defined by the protocol. We discussed the results of this trial with the FDA and determined a development plan for AzaSite Plus. The initiation of any further clinical studies of AzaSite Plus is currently on hold pending the outcome of our evaluation of our strategic opportunities. We cannot assure you that any additional clinical trials for AzaSite Plus will be conducted or, if conducted, that they will meet the prescribed clinical endpoint as defined in the protocol for that study or that we will ultimately achieve FDA approval for the commercialization of AzaSite Plus.

Our strategy for commercialization of our products requires us to enter into successful arrangements with corporate collaborators

We generally intend to enter into partnering and collaborative arrangements with respect to the commercialization of our product candidates, such as AzaSite Plus and ISV-303. However, we cannot assure you that we will be able to enter into such arrangements or that they will be beneficial to us. The success of our partnering and collaboration arrangements will depend upon many factors, including:

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

We may not be able to conclude arrangements with third parties to support the commercialization of our products on acceptable terms, or at all, and may not be able to maintain any arrangement that we do enter into. If we pursue a partnership for AzaSite Plus or our other product candidates prior to completing the Phase 3 trials, we will likely receive less favorable economic terms than if we completed successful Phase 3 trials.

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

If we fail to enter into future collaborations or our current collaborations are terminated, we will need to enter into new collaborations or establish our own sales and marketing organization

We may not be able to enter into or maintain collaborative arrangements with third parties. If we are not successful in entering into future collaborations or maintaining our existing collaborations, particularly with Inspire, we may be required to find new corporate collaborators or establish our own sales and marketing organization. Under the terms of the Inspire License Agreement, Inspire may terminate the agreement at any time. If Inspire were to terminate the agreement, we would have to find a new marketing partner or market AzaSite ourselves. There can be no assurance that any new partnership would be on the similar terms as the Inspire License Agreement. We have no experience in sales, marketing or distribution and establishing such an organization would be costly. Moreover, there is no guarantee that a sales and marketing organization would be successful once established. If we are unable to maintain existing collaborations, enter into additional collaborations or successfully market our products ourselves, our revenues and financial results would be significantly harmed.

Our future success depends on our ability to engage third parties to assist us with the development of new products, new indications for existing products and in the conduct of our clinical trials to achieve regulatory approval for commercialization and any failure or delay by those parties to fulfill their obligations could adversely affect our development and commercialization plans

For our business model to succeed, we must continually develop new products or discover new indications for our existing products. As part of that process, we rely on third parties such as clinical research organizations, clinical investigators and outside testing labs for development activities, such as Phase 2 and/or Phase 3 clinical testing, and to assist us in obtaining regulatory approvals for our product candidates. We rely heavily on these parties for successful execution of their responsibilities but have no control over how these parties manage their businesses and cannot assure you that such parties will diligently or effectively perform their activities. For example, the clinical investigators conducting our clinical trials, including our first Phase 3 trial for AzaSite Plus and Phase 1/2 trial for ISV-303, were not our employees and we anticipate that any future Phase 3 trials of AzaSite Plus or ISV-303 will also be conducted by a third party. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocols, rules and regulations or in accordance with the general investigational plan and protocols for the trial as well as the various rules and regulations governing clinical trials in the United States and abroad. Any failure by those parties to perform their duties effectively and on a timely basis could harm our ability to develop and commercialize new products, harm our business and subject us to potential liabilities.

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

In certain circumstances, we may lose the potential to receive future royalty payments after the AzaSite Notes are repaid in full or we may be required to pay damages for breaches of representations, warranties or covenants under certain of the AzaSite Note Financing Agreements

In February 2008, through a wholly-owned subsidiary, we issued $60 million in aggregate principal amount of AzaSite Notes, which are secured principally by royalty payments from future sales of AzaSite in North America, but not the right to receive such payments and by a pledge by us of all the outstanding equity interest in our subsidiary. If the AzaSite royalty payments are insufficient to repay the AzaSite Notes or if an event of default occurs under the indenture governing the AzaSite Notes, in certain circumstances, we would have to make payments on the AzaSite Notes out of our own cash resources, the royalty payments and our equity interest in our subsidiary may be foreclosed upon and we would lose the potential to receive future royalty payments after the AzaSite Notes are repaid in full and our intellectual property and other rights related to AzaSite. In addition, in connection with the issuance of the AzaSite Notes, we have made certain representations, warranties and covenants to our subsidiary and the holders of the AzaSite Notes (the “Noteholders”). If we breach these representations, warranties or covenants, such breach could trigger an event of default under the indenture and we could also be liable to our subsidiary or the Noteholders for substantial damages in respect of any such breach, which could harm our financial condition and ability to conduct our business as currently planned. See Note 6 of the Consolidated Financial Statements in this Annual Report on Form 10-K for a more complete description of the terms of the AzaSite Notes.

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

•	the scope of Inspire’s launch of AzaSite in the United States and Canada;

•	the effectiveness and extent of Inspire’s promotional, sales and marketing efforts;

•	Inspire’s ability to become and remain a viable ophthalmic company with sufficient operating resources;

•	Inspire’s ability to build, train and retain an effective sales force;

•	Inspire’s marketing efforts outside of the eye care professionals;

•	Inspire’s ability to successfully market AzaSite to physicians and patients;

•	Inspire’s pricing decisions regarding AzaSite;

•	Inspire’s marketing and selling of any current or future competing products;

•	Inspire’s ability to compete against larger and more experienced competitors;

•	the discovery of any side effects or negative efficacy findings for AzaSite;

•	product recalls or product liability claims relating to AzaSite;

•	the introduction of generic competition;

•	competing products for the treatment of bacterial conjunctivitis obtain more favorable formulary status than AzaSite; and

•	the relevant parties’ ability to adequately maintain or enforce the intellectual property rights relevant to AzaSite.

Inspire recently announced negative results in one of its key clinical trials and has limited financial resources. Inspire may determine to focus its resources on its internal development and other activities, which may harm Inspire’s successful marketing of AzaSite and therefore impact our royalty payments.

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

Inspire is currently promoting AzaSite solely to eye care professionals. Pediatricians and primary care physicians write more than 67% of prescriptions for ophthalmic antibiotics. However, Inspire has no experience calling on pediatricians and primary care physicians. Inspire’s focus on eye care professionals rather than pediatricians and primary care providers could result in lower AzaSite sales and therefore lower royalties paid to us. A large number of pharmaceutical companies, including those with competing products, much larger sales forces and much greater financial resources, and those with products for indications that are completely unrelated to AzaSite, compete for the time and attention of eye care professionals, pediatricians and primary care physicians. Neither we nor our subsidiary have any control over how Inspire manages and operates its sales force, how effective Inspire’s sales efforts will be or Inspire’s pricing decisions regarding AzaSite.

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

Inspire could experience financial or other difficulties unrelated to AzaSite that could adversely affect the marketing or sale of AzaSite. Moreover, Inspire could change its commercial strategy and deemphasize or sell or sublicense its rights to AzaSite. Neither we nor our subsidiary can prevent Inspire from developing or licensing a product that competes with AzaSite or limiting or withdrawing its support of AzaSite. Our subsidiary’s ability to pay amounts due on the AzaSite Notes may be materially harmed to the extent Inspire fails or is unable to successfully market and sell AzaSite. To the extent that our subsidiary fails to meet its payment obligations, we will have to make such payments out of our own cash resources in order to avoid a default under the AzaSite Notes, which we have done in the past. Our subsidiary again received insufficient royalties to make the interest payment in full that is due on February 15, 2011. We have the ability to make-up this shortfall with our own cash resources. This shortfall in interest payments constitutes a default under the indenture but not an event of default. To the extent that we pay in full the February 15th shortfall (plus interest thereon) by May 15, 2011, we will avoid triggering an event of default under the indenture. To the extent that an event of default occurs, the bondholders could seek available remedies, including foreclosure on our subsidiary. Our ability to receive future revenue from sales of AzaSite is dependent on our subsidiary repaying the AzaSite Notes in a timely fashion. If our subsidiary takes longer than anticipated to repay the AzaSite Notes, or if it defaults on the AzaSite Notes, we may not receive future revenue from AzaSite as currently planned, or at all.

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

We have to attract and retain key employees to be successful

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

We may need to raise additional funds in the future, which could be difficult to obtain or could dilute the value and rights of our common stock, and which if not obtained in satisfactory amounts may prevent us from developing our products, conducting clinical trials or otherwise taking advantage of future opportunities or growing our business, any of which could harm our business

We may need to raise additional funds through equity or public or private debt, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. The current worldwide financing environment is challenging, particularly for smaller capitalized businesses such as ours, which could make it more difficult for us to raise funds on reasonable terms, or at all. If we issue additional equity securities, our stockholders will experience dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we raise funds through debt, we will have to pay interest and may be subject to restrictive covenants, which would restrict operating flexibility and could harm our business. If we cannot raise sufficient funds or achieve acceptable terms, if and when needed, we may not be able to develop our products, conduct clinical trials, have the financial strength and leverage to negotiate favorable terms with potential marketing partners, market our products, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated industry changes, any of which could harm our business.

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

Our use of hazardous materials may pose environmental risks and liabilities which may cause us to incur significant costs

Our research, development and manufacturing processes involve the controlled use of small amounts of hazardous solvents used in pharmaceutical development and manufacturing, including acetic acid, acetone, acrylic acid, calcium chloride, chloroform, dimethyl sulfoxide, ethyl alcohol, hydrogen chloride, nitric acid, phosphoric acid and other similar solvents. We retain a licensed outside contractor that specializes in the disposal of hazardous materials used in the biotechnology industry to properly dispose of these materials, but we cannot completely eliminate the risk of accidental contamination or injury from these materials. Our cost for the disposal services rendered by our outside contractor was not material for the years ended 2010, 2009, or 2008, respectively. In the event of an accident involving these materials, we could be held liable for any damages that result and any such liability could exceed our resources. Moreover, as our business develops we may be required to incur significant costs to comply with federal, state and local environmental laws, regulations and policies, especially to the extent that we manufacture our own products.

Management and principal stockholders may be able to exert significant control on matters requiring approval by our stockholders

As of December 31, 2010, our management and principal stockholders (those owning more than 5% of our outstanding shares) together beneficially owned approximately 27% of our shares of common stock. As a result, our management and principal stockholders, acting together or individually, may be able to exert significant control on matters requiring approval by our stockholders, including the election of all or at least a majority of our Board of Directors, the approval of amendments to our charter, and the approval of business combinations and certain financing transactions. In September 2008, a group of our stockholders prevailed in a proxy contest that resulted in the replacement of all members of our Board of Directors.

The market prices for securities of biopharmaceutical and biotechnology companies such as ours have been and are likely to continue to be highly volatile due to reasons that are related and unrelated to our operating performance and progress; we have not paid dividends in the past and do not anticipate doing so in the future

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances, the status of our relationships or proposed relationships with third-party collaborators, the results of testing and clinical trials, future sales of equity or debt securities by us, the exercise of outstanding options and warrants that could result in dilution to our current holders of common stock, developments in our patents or other proprietary rights or those of our competitors, our own or Inspire’s failure to meet analyst expectations, any litigation regarding the same, technological innovations or new therapeutic products, governmental regulation, or public concern as to the safety of products developed by us or others and general market conditions concerning us, our competitors or other biopharmaceutical companies may have a significant effect on the market price of our common stock. For example, in the twelve months ended December 31, 2010, our closing stock price fluctuated from a high of $0.57 to a low of $0.25. Such fluctuations can lead to securities class action litigation. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

We have not paid any cash dividends on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Our common stock was delisted from the New York Stock Exchange Alternext US

On April 21, 2009, our common stock was delisted from the NYSE Alternext US LLC (the “Exchange”) for our failure to comply with the Exchange’s stockholders equity requirements. Our common stock currently trades on the over-the-counter bulletin board (“OTCBB”) market, although there are no assurances that it will continue to trade on this market. OTC transactions involve risks in addition to those associated with transactions on a stock exchange. The delisting and OTC status could harm the trading volume and liquidity of our common stock and, as a result, the market price for our common stock might become more volatile. The delisting and OTC status could also cause a reduction in the number of investors willing or able to hold or acquire our common stock, transactions in our common stock could be delayed and securities analysts’ and news media coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock. Delisting and OTC status could also make our common stock substantially less attractive as collateral for loans, for investment by potential financing sources under their internal policies or state and federal securities laws or as consideration in future capital raising transactions. Furthermore, the delisting and OTC status may have other negative implications, including the potential loss of confidence by suppliers, partners and employees. Our OTC status may also make it more difficult and expensive for us to comply with state and federal securities laws in connection with future financings, acquisitions or equity issuances to employees and other service providers, thereby making it more difficult and expensive for us to raise capital, acquire other businesses using our stock and compensate our employees using equity.

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

We currently lease approximately 39,123 square feet of research laboratory and office space located in Alameda, California. The facility includes laboratories for formulation, analytical, microbiology, pharmacology, quality control and development as well as a pilot manufacturing plant. The lease expires on December 31, 2013, and may be renewed by us for an additional 5-year term. In October 2010, we subleased approximately 11,640 square feet of office space at our facility. The sublease expires on December 31, 2013. We believe our existing facilities will be suitable and adequate to meet our needs for the immediate future.

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

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since April 21, 2009, our common stock has traded on the Over-the-Counter Bulletin Board (“OTCBB”) market under the symbol “INSV.” Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. From September 30, 2008 to April 20, 2009, our common stock traded on The New York Stock Exchange Alternext US under the symbol “ISV.” From June 10, 1998 to September 29, 2008, our common stock was traded on The American Stock Exchange under the symbol “ISV”. The New York Stock Exchange Euronext acquired the American Stock Exchange on September 30, 2008. From our initial public offering on October 18, 1993 until June 9, 1998, our common stock traded on The Nasdaq National Market under the symbol “INSV.” Prior to our initial public offering, there was no public market for our common stock. The following table sets forth the high and low closing sales prices for our common stock as reported by the OTCBB or The New York Stock Exchange Alternext US for the periods indicated. These prices do not include retail mark-ups, mark-downs or commissions.

2010	High	Low
First Quarter	0.57	0.34
Second Quarter	0.42	0.30
Third Quarter	0.36	0.25
Fourth Quarter	0.37	0.28

2009	High	Low
First Quarter	0.26	0.15
Second Quarter	0.59	0.26
Third Quarter	0.44	0.34
Fourth Quarter	0.47	0.36

Dividends

We have never declared or paid dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. It is the present policy of our Board of Directors to retain our earnings, if any, for the development of our business.

Other Information

Information regarding employee stock-based compensation is provided in Note 10 in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. The remaining information required by this Item will be included in our Proxy Statement and such required information is incorporated herein by reference.

As of February 28, 2011, we had approximately 169 stockholders of record of our Common Stock. On February 28, 2011, the last sale price reported on the OTCBB for our common stock was $0.55 per share.

Stock Performance Graph

The following graph compares the percentage change in (i) the cumulative total stockholder return on our common stock from December 31, 2005 through December 31, 2010 with (ii) the cumulative total return on (a) the American Stock Exchange (U.S. Index) and (b) the American Stock Exchange (biotech) index. The comparison assumes (i) an investment of $100 on December 31, 2005 in each of the foregoing indices and (ii) reinvestment of dividends, if any.

The stock price performance shown on the graph below represents historical price performance and is not necessarily indicative of any future stock price performance.

	AMEX	ISV	AMEX BIOTECH
12/31/05	100	100	100
12/31/06	117	187	111
12/31/07	137	90	116
12/31/08	79	24	95
12/31/09	104	46	138
12/31/10	126	41	191

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

The comparability of the following selected financial data is affected by a variety of factors, and this data is qualified by reference to and should be read in conjunction with the audited financial statements and notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Annual Report on Form 10-K. The following table sets forth selected financial data for us for the five years ended December 31, 2010 (in thousands except per share amounts):

	Year Ended December 31,
(in thousands, except per share data)	2010	2009	2008	2007	2006
Statement of Operations Data
Revenues:
Royalties	$11,120	$8,000	$3,596	$701	$—
Licensing fee, milestone amortization and other	747	1,798	10,110	23,060	2

Total revenues	11,867	9,798	13,706	23,761	2

Expenses:
Research and development	4,974	5,436	16,242	10,384	8,890
General and administrative	4,511	5,792	8,251	6,760	6,182
Cost of revenues, principally royalties to third parties	1,727	1,549	630	982	28
Severance	—	527	1,909	—	—
Impairment of property and equipment	—	615	—	—	—

Total expenses	11,212	13,919	27,032	18,126	15,100
Interest expense and other, net	(10,248)	(10,034)	(7,984)	(100)	(1,513)

Net income (loss)	$(9,593)	$(14,155)	$(21,310)	$5,535	$(16,611)

Net income (loss) per share:
Income (loss) per share—basic	$(0.10)	$(0.15)	$(0.23)	$0.06	$(0.19)

Income (loss) per share—diluted	$(0.10)	$(0.15)	$(0.23)	$0.06	$(0.19)

Weighted average shares used in per-share calculation:
—Basic	94,774	94,710	94,607	94,168	88,339

—Diluted	94,774	94,710	94,607	100,110	88,339

	As of December 31,
(in thousands)	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$16,468	$24,721	$37,456	$11,532	$986
Working capital, exclusive of deferred revenues	14,104	22,816	35,068	9,589	(6,836)
Total assets	23,586	32,246	44,943	15,012	2,439
Non-recourse secured notes payable	60,000	60,000	60,000	—	—
Accumulated deficit	(192,585)	(182,992)	(168,837)	(147,527)	(153,062)
Total stockholders’ equity (deficit)	$(42,220)	$(33,033)	$(19,506)	$746	$(6,302)

No cash dividends have been declared or paid by us since our inception.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

AzaSite Plus (ISV-502) is a fixed combination of azithromycin and dexamethasone in DuraSite for the treatment of ocular inflammation and infection (blepharitis and/or blepharoconjunctivitis) for which there is no FDA- approved indicated treatment; we completed the first Phase 3 trial in November 2008. AzaSite Plus was very well tolerated. However, the trial did not achieve its primary endpoint as defined by the protocol. We discussed the results of this trial with the FDA and determined a development plan for this product candidate. We are pursuing a Special Protocol Assessment (“SPA”) for the next Phase 3 clinical trial for this product candidate.

•

DexaSite (ISV-305) is a DuraSite formulation of dexamethasone in development for the treatment of ocular inflammation. We have met with the FDA to discuss the development pathway for this product candidate. We are pursuing an SPA for the next Phase 3 clinical trial for this product candidate.

•

ISV-303 is a DuraSite formulation of bromfenac in development for the treatment of post-operative inflammation and eye pain. We initiated a Phase 1/2 clinical trial for this product candidate in August 2010 and completed patient enrollment in December 2010. We expect to have top-line results from this study in the first half of 2011. In addition, we anticipate an additional Phase 2 clinical trial to investigate the pharmacokinetics of ISV-303 in humans.

•

ISV-101 is a DuraSite formulation with a low concentration of bromfenac for the treatment of dry eye disease. We filed an Investigational New Drug Application (IND) for this product candidate in the first quarter of 2011. We anticipate a Phase 1/2 clinical trial for this product candidate.

Major Developments and Events in 2010

Our major developments and events in 2010 included:

•	meeting with the FDA to discuss the development pathway for AzaSite Plus, DexaSite and ISV-303;

•	initiated and completed patient enrollment of a Phase 1/2 clinical trial for ISV-303,

•

received $0.5 million in grants for the development of AzaSite Plus and ISV-303 from the Department of the Treasury under the Therapeutic Discovery Project under Section 48D of the Internal Revenue Code, and

•	increased sales of AzaSite by Inspire in the United States.

Business Strategy

Our business strategy consists of the following:

1.	Develop our pipeline of ocular product candidates. We identify new product candidates that consist of proven drugs that can be improved by formulation in DuraSite, which substantially reduces the clinical risk in these product candidates. We plan to conduct preclinical and clinical testing of our portfolio product candidates.

2.	Monetize our product candidates. At the appropriate time, we seek to partner with larger pharmaceutical companies to complete the clinical development, manufacture and marketing of these products. Partnering agreements generally include upfront and milestone payments, as well as on-going royalty payments upon commercialization, for the Company.

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

Revenue Recognition. The Company’s revenues are primarily related to royalties on product sales and licensing agreements, and such agreements may provide for various types of payments, including upfront payments, research funding and related fees during the term of the agreement, milestone payments based on the achievement of established development objectives, and licensing fees.

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

For the years ended December 31, 2010, 2009 and 2008, we generated net losses and, accordingly, did not record a provision for income taxes. As of December 31, 2010, our total deferred tax assets were $60.5 million. The deferred tax assets were primarily comprised of federal and state tax NOL carryforwards. Due to uncertainties surrounding our ability to continue to generate future taxable income to realize these tax assets, a full valuation allowance has been established to offset our deferred tax assets. Additionally, the future utilization of our NOL carryforwards to offset future taxable income is subject to an annual limitation as a result of ownership changes that have occurred previously and may be further impacted by future ownership changes. As necessary, the deferred tax assets have been reduced by any carryforwards that expire prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance. These carryforwards may be further reduced if we have any additional ownership changes in the future.

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

Results of Operations

Revenues.

We had total revenues of $11.9 million, $9.8 million, and $13.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

In 2010, our revenues primarily consisted of $10.7 million of royalties from net sales of AzaSite by Inspire compared to $8.0 million in 2009. The $2.7 million increase in royalty revenues from the prior year was primarily due to a 22% increase of AzaSite net sales in the United States. In addition, the royalty rate for AzaSite increased from 20% to 25% in July 2009. 2010 revenues also included $0.5 million of royalties from net sales of Besivance by Bausch & Lomb, $0.5 million of grant income under the Therapeutic Discovery Program and $0.2 million from the sale of materials to Inspire under the Supply Agreement.

In 2009, our revenues primarily consisted of $8.0 million of royalties from net sales of AzaSite by Inspire compared to $3.6 million in 2008. The $4.4 million increase in royalty revenues from the prior year was primarily due to a 91% increase of AzaSite net sales and the royalty rate increase for AzaSite in July 2009. 2009 revenues also included $1.4 million of international AzaSite license fees. The remainder of our 2009 revenues represented sales of materials to Inspire under the Supply Agreement and contract services provided to Inspire related to their AzaSite activities.

In 2008, $9.9 million of our revenues represented the non-cash amortization of the license fee for AzaSite from Inspire. The amortization period for the license fee from Inspire for AzaSite ended in April 2008. 2008 revenues also included $3.6 million of royalties from net sales of AzaSite by Inspire. The remaining revenue in 2008 represented contract services provided to Inspire related to its AzaSite activities.

Research and development.

Our research and development activities can be separated into two major segments, research and clinical development. Research includes activities involved in evaluating a potential product, related preclinical testing and manufacturing. Clinical development includes activities related to filings with the FDA and the related human clinical testing required to obtain marketing approval for a potential product. We estimate that the following represents the approximate cost of these activities for 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Research	$3,137	$4,407	$7,286
Clinical development	1,837	1,029	8,956

Total research and development	$4,974	$5,436	$16,242

Our research and development (R&D) expenses by program for 2010, 2009 and 2008 (in thousands) were:

Program	2010	2009	2008
ISV-303	$1.3	$0.2	$—
AzaSite Plus	0.1	0.2	7.6
AzaSite	0.1	0.1	0.2
ISV-016	—	—	0.4
New products and other	0.6	0.1	0.9
Programs - non-specific	2.9	4.8	7.1

Total	$5.0	$5.4	$16.2

Research and development expenses were $5.0 million in 2010. In 2010, our program expenses primarily consisted of non-specific program costs which comprised facility, internal personnel and stock-based compensation costs that are not allocated to a specific development program. The non-specific costs decreased in 2010, as compared to 2009, primarily due to savings resulting from our corporate restructuring in March 2009. Our ISV-303 program expenses primarily related to preclinical experiments and the Phase 1/2 clinical trial that was initiated in August 2010.

Research and development expenses were $5.4 million in 2009. In 2009, our activities primarily consisted of non-specific program costs which comprised facility, internal personnel, and stock-based compensation costs that are not allocated to a specific development program. The non-specific costs decreased from 2008 due to our corporate restructuring which occurred in December 2008 and March 2009. Our AzaSite Plus program expenses in 2009 consisted primarily of ongoing consulting and data analysis pertaining to our Phase 3 clinical trial.

Research and development expenses were $16.2 million in 2008. In 2008, our activities primarily included the Phase 3 clinical trial of AzaSite Plus, preparation for the production of Canadian AzaSite registration batches at our contract manufacturing site, preclinical testing of AzaSite Otic, and preclinical experiments of ISV-405. Our activities related to the AzaSite Otic program were discontinued in July 2008 and our ISV-405 activities have been deferred.

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

General and administrative.

General and administrative expenses decreased to $4.5 million in 2010 from $5.8 million in 2009. This decrease was primarily due to lower personnel-related expenses as a result of our March 2009 corporate restructuring.

General and administrative expenses decreased to $5.8 million in 2009 from $8.3 million in 2008. This decrease primarily reflected legal and other expenses related to our proxy contest in 2008. In addition, we incurred lower personnel-related expenses due to our December 2008 and March 2009 corporate restructuring.

Cost of revenues.

Our cost of revenues were $1.7 million, $1.5 million and $0.6 million for 2010, 2009 and 2008, respectively. Cost of revenues were primarily comprised of royalties accrued for third parties, including Pfizer, based on AzaSite net sales from Inspire. Cost of revenues also includes the cost of the azithromycin supplied to Inspire under the Supply Agreement.

Severance.

Severance expenses were $0.5 million and $1.9 million in 2009 and 2008, respectively, which were associated with our corporate restructuring which were announced in December 2008 and March 2009. No severance expense was incurred in 2010. As of December 31, 2010, the restructuring plan reduced our personnel by 39 employees.

Impairment of property and equipment.

Impairment expenses were $0.6 million in 2009 and were associated with our corporate restructuring announced in March 2009. The Company impaired laboratory and other equipment, leasehold improvements, and furniture and fixtures located at our corporate headquarters. No impairment expense was incurred in 2008 or 2010.

Interest expense and other, net.

Interest expense and other, net, was an expense of $10.2 million, $10.0 million and $8.0 million for 2010, 2009 and 2008, respectively. Interest expense was primarily due to the interest expense on the $60 million non-convertible, non-recourse promissory notes issued (the “AzaSite Notes”) in February 2008 and related amortization of the debt issuance costs incurred from our issuance of the AzaSite Notes.

Liquidity and Capital Resources

In recent years, we have financed our operations primarily through private placements of equity securities, debt financings and payments from corporate collaborations. For the year ended December 31, 2008, we financed our operations primarily from the issuance of the AzaSite Notes. At December 31, 2010 and 2009, our cash, cash equivalents and short-term investments were $16.5 million and $24.7 million, respectively. It is our policy to invest our cash and cash equivalents in highly liquid securities, such as interest-bearing money market funds, treasury and federal agency notes. The current uncertain credit markets may affect the liquidity of such money market funds or other cash investments.

Cash used by operating activities was $8.1 million, $12.7 million and $29.5 million, for 2010, 2009 and 2008, respectively. In 2010, the decrease from 2009 primarily resulted from lower costs as a result of our corporate restructuring in 2009 and an increase in royalty revenue. In 2009, the decrease from 2008 primarily resulted from the $9.9 million of non-cash amortization of deferred revenue (license fee) from Inspire, $7.6 million of AzaSite Plus program expenses, $1.9 million of severance expenses and legal and other expenses related to our proxy contest that occurred in 2008.

Cash provided by investing activities was $12.4 million for 2010. Cash used in investing activities was $17.5 million and $0.5 million for 2009 and 2008, respectively. In 2009, the Company invested $17.5 million in short-term investments and converted $12.5 million back to cash and cash equivalents in 2010. In 2008, investing activities primarily related to cash outlays for additions to laboratory and other equipment.

Cash provided by financing activities was $16,000 for 2010. Cash used in financing activities was $7,000 for 2009. Cash provided by financing activities was $55.8 million for 2008, reflecting the net proceeds from the issuance of the AzaSite Notes.

The tables below set forth the amount of cash that we raised for fiscal years 2010 through 2008 from option exercises and stock purchases under our employee stock purchase plan, and debt financings.

Cash received from Option Exercises and Employee Stock Purchase Plans

Year	Net Proceeds
2010	$21,000
2009	$9,000
2008	$28,000

Cash Received from Private Placement of Notes

Date	Net Proceeds	Type of Notes	Interest Rates and Terms	Maturity Date
February 2008	$55.3 million	Long-Term Secured Notes	16% through May 15, 2019	May 15, 2019

In February 2008, our wholly-owned subsidiary, Azithromycin Royalty Sub, LLC completed a private placement of $60.0 million in aggregate principal amount of non-convertible, non-recourse secured promissory notes due in 2019. Net proceeds from the financing were approximately $55.3 million after transaction costs of approximately $4.7 million. In addition, $5.0 million of the proceeds was set aside for interest reserves. The annual interest rate on the notes is 16% with interest payable quarterly in arrears beginning May 15, 2008. The notes are secured by, and will be repaid from, royalties to be paid to us by Inspire Pharmaceuticals from sales of AzaSite in the United States and Canada. The secured notes payable are non-recourse to InSite Vision Incorporated. When the AzaSite royalties received for any quarter exceed the interest payments and certain expenses due that quarter, the excess will be applied to the repayment of principal of the notes until the notes have been paid in full. Any shortfall of interest payments from the royalty payments will be paid out of the interest reserves. As of December 31, 2010, no balance remained on the interest reserve. Further shortfalls, if any, may be paid by us at our option to avoid default under the agreement. The notes may be redeemed at our option, subject to the payment of a redemption premium through May 2012. As of December 31, 2010, the $60.0 million of secured notes payable is classified as long-term.

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

We anticipate no material capital expenditures to be incurred for environmental compliance in fiscal year 2011. Based on our environmental compliance record to date, and our belief that we are current in compliance with applicable environmental laws and regulations, environmental compliance is not expected to have a material adverse effect on our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2010 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. Some of these amounts are based on management’s estimates and assumptions about these obligations including their duration, the possibility of renewal and other factors. Because these estimates are necessarily subjective, our actual payments in the future may vary from those listed in this table.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 years
Capital lease obligations (1)	$5	$5	$—	$—	$—
Facilities lease obligations (2)	2,468	798	1,670	—	—
Licensing agreement obligations (3)	13,743	1,538	3,215	3,411	5,579
Secured notes payable (4)	60,000	1,503	15,035	7,584	35,878
Interest payments on secured notes payable (5)	60,264	11,959	17,750	13,369	17,186

Total commitments	$136,480	$15,803	$37,670	$24,364	$58,643

(1)	We lease our telephones and telephone equipment under two capital lease agreements which expire in 2011.
(2)	We lease our facilities under a non-cancelable operating lease that expires in 2013.
(3)	We have entered into certain license agreements that require us to make royalty payments for the life of the licensed patents. The estimated royalties due under certain of these agreements are as noted for 2011 through 2019.
(4)	Principal repayments are limited to royalties received from Inspire Pharmaceutical from sales of AzaSite in the United States and Canada. When the AzaSite royalties received for any quarter exceed the interest payments and certain expenses due that quarter, the excess will be applied to the repayment of principal of the notes until the notes have been paid in full. Future payments represent an estimate of expected principal repayments based on minimum royalty income covered by the agreement and future projected sales. The note is due in 2019.
(5)	Interest repayments represent an estimate based on expected principal repayments.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to accounting standards related to multiple-deliverable revenue arrangements. The amendment requires entities to allocate revenue in multiple-deliverable revenue arrangements using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. The standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The Company is currently evaluating the impact to the Company’s financial position and results of operations.

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

We have long-term debt with fixed interest rates. As a result, our exposure to market risk caused by fluctuations in interest rates is minimal. Our borrowings outstanding as of December 31, 2010 were $60 million and the interest rate was 16%. If the market interest rates increased by 10% from the December 31, 2010 levels, it would not result in an increase in interest expense. As of December 31, 2010, the face value of our long-term debt was estimated to be approximately the fair value based on current market rates.

The securities in our investment portfolio are not leveraged and are subject to minimal interest rate risk. Due to their original maturities of twelve months or less, the securities are classified as cash and cash equivalents or short-term investments. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio. While a hypothetical decrease in market interest rates by 10 percent from the December 31, 2010 levels would cause a decrease in interest income, it would not result in loss of principal.

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

The following Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm are included on the pages that follow:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

InSite Vision Incorporated

We have audited the accompanying consolidated balance sheets of InSite Vision Incorporated and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InSite Vision Incorporated as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

March 4, 2011

INSITE VISION INCORPORATED

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$11,469	$7,222
Short-term investments	4,999	17,499
Accounts receivable, net	3,352	3,137
Prepaid expenses and other current assets	15	157

Total current assets	19,835	28,015

Property and equipment, net	247	309
Debt issuance costs, net	3,504	3,922

Total assets	$23,586	$32,246

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$332	$286
Accrued liabilities	511	360
Accrued compensation and related expense	620	968
Accrued royalties	892	647
Accrued interest	3,376	2,938
Deferred revenues	75	75

Total current liabilities	5,806	5,274
Capital lease obligation, less current portion	—	5
Non-recourse secured notes payable	60,000	60,000

Total liabilities	65,806	65,279

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized; 94,822,593 and 94,738,400 shares issued and outstanding at December 31, 2010 and 2009, respectively	948	947
Additional paid-in capital	149,417	149,012
Accumulated deficit	(192,585)	(182,992)

Total stockholders’ deficit	(42,220)	(33,033)

Total liabilities and stockholders’ deficit	$23,586	$32,246

See accompanying notes to consolidated financial statements.

INSITE VISION INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2010	2009	2008
Revenues:
Royalties	$11,120	$8,000	$3,596
Licensing fee and milestone amortization	—	1,423	9,972
Other product and service revenues	747	375	138

Total revenues	11,867	9,798	13,706

Expenses:
Research and development (a)	4,974	5,436	16,242
General and administrative (a)	4,511	5,792	8,251
Cost of revenues, principally royalties to third parties	1,727	1,549	630
Severance	—	527	1,909
Impairment of property and equipment	—	615	—

Total expenses	11,212	13,919	27,032

Income (loss) from operations	655	(4,121)	(13,326)
Interest expense and other, net	(10,248)	(10,034)	(7,984)

Net loss	$(9,593)	$(14,155)	$(21,310)

Net loss per share:
Loss per share—basic	$(0.10)	$(0.15)	$(0.23)

Loss per share—diluted	$(0.10)	$(0.15)	$(0.23)

Weighted average shares used in per-share calculation:
—Basic	94,774	94,710	94,607

—Diluted	94,774	94,710	94,607

(a) Stock-based compensation included in expense line items:
Research and development	$74	$319	$290
General and administrative	311	300	740

See accompanying notes to consolidated financial statements.

INSITE VISION INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Common Stock
(in thousands, except share data)	Shares	Amount
Balances, December 31, 2007	94,585,449	$946	$147,327	$(147,527)	$746
Issuance of common stock from employee stock purchase plan	96,169	1	27	—	28
Stock-based compensation	—	—	1,030	—	1,030
Net loss	—	—	—	(21,310)	(21,310)

Balances, December 31, 2008	94,681,618	947	148,384	(168,837)	(19,506)
Issuance of common stock from employee stock purchase plan	56,782	—	9	—	9
Stock-based compensation	—	—	619	—	619
Net loss	—	—	—	(14,155)	(14,155)

Balances, December 31, 2009	94,738,400	947	149,012	(182,992)	(33,033)
Issuance of common stock from exercise of stock options	84,193	1	20	—	21
Stock-based compensation	—	—	385	—	385
Net loss	—	—	—	(9,593)	(9,593)

Balances, December 31, 2010	94,822,593	$948	$149,417	$(192,585)	$(42,220)

See accompanying notes consolidated financial statements.

INSITE VISION INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES:
Net loss	$(9,593)	$(14,155)	$(21,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	212	584	413
Impairment of assets	—	615	—
Loss (gain) on sale of assets	—	1	(8)
Amortization of debt issuance costs	418	419	361
Stock-based compensation	385	619	1,030
Changes in operating assets and liabilities:
Accounts receivable, net	(215)	(1,682)	(736)
Prepaid expenses and other current assets	142	55	598
Accounts payable	46	(876)	(1,034)
Accrued liabilities	151	(369)	(124)
Accrued compensation and related expense	(348)	330	(341)
Accrued royalties	245	321	269
Accrued interest	438	1,738	1,200
Deferred revenues	—	(298)	(9,772)

Net cash used in operating activities	(8,119)	(12,698)	(29,454)

INVESTING ACTIVITIES:
Purchase of property and equipment	(150)	(34)	(554)
Proceeds from sale of asset	—	4	8
Increase (decrease) in restricted cash and short-term investments	12,500	(17,499)	75

Net cash provided by (used in) investing activities	12,350	(17,529)	(471)

FINANCING ACTIVITIES:
Issuance of common stock from exercise of options, employee purchase plan and warrants, net of issuance costs	21	9	28
Proceeds from issuance of secured notes payable	—	—	60,000
Payments of debt issuance costs	—	—	(4,164)
Payment of capital lease obligation	(5)	(16)	(15)

Net cash provided by (used in) financing activities	16	(7)	55,849

Net increase (decrease) in cash and cash equivalents	4,247	(30,234)	25,924
Cash and cash equivalents at beginning of year	7,222	37,456	11,532

Cash and cash equivalents at end of year	$11,469	$7,222	$37,456

Supplemental disclosure of cash flow information:
Interest received	$21	$65	$603

Interest paid	$9,411	$7,937	$7,045

Income taxes	$1	$2	$5

See accompanying notes to consolidated financial statements.

InSite Vision Incorporated

Notes to Consolidated Financial Statements

For the years ended December 31, 2010, 2009 and 2008

1. Business and Summary of Significant Accounting Policies

InSite Vision Incorporated (“InSite” or the “Company”) is an ophthalmic product development company advancing ophthalmic pharmaceutical products to address unmet eye care needs. Our current portfolio of products is based on our proprietary DuraSite® drug delivery technology.

Our DuraSite sustained drug delivery technology is a proven synthetic polymer-based formulation designed to extend the residence time of a drug relative to conventional topical therapies. It enables topical delivery of a drug as a solution, gel or suspension and can be customized for delivering a wide variety of drug candidates. We have focused our research and development and commercial support efforts on the following topical products formulated with our DuraSite drug delivery technology. We may also utilize our DuraSite technology platform for the formulation of new ocular product candidates using either non-proprietary drugs or compounds originally developed by others for non-ophthalmic indications.

Principles of Consolidation. The consolidated financial statements include the accounts of InSite Vision Incorporated as well as its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Industry Segment and Geographic Information. The Company operates in one segment and is focused on developing drugs and drug delivery systems principally for ophthalmic indications. The Company has limited foreign-based operations for the years ended December 31, 2010, 2009 and 2008. All long-lived assets are located in the United States.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications. Certain amounts in prior years’ financial statements have been reclassified to conform to the current presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ equity (deficit).

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

Property and Equipment. Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is provided over the estimated useful lives of the respective assets, which range from three to five years, using the straight-line method. Leasehold improvements and property acquired under capital lease are amortized over the lives of the related leases or their estimated useful lives, whichever is shorter, using the straight-line method. Depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008 were $212,000, $584,000 and $413,000, respectively. The costs of repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets. The Company periodically assesses the recoverability of its long-lived assets for which an indicator of impairment exists by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If the Company concludes that the carrying value will not be recovered, the Company measures the amount of such impairment by comparing the fair value to the carrying value. The Company recorded an impairment charge of $615,000 in 2009 associated with our corporate restructuring announced in March 2009. The Company impaired laboratory and other equipment, leasehold improvements, and furniture and fixtures located at our corporate headquarters.

Patents. As a result of the Company’s research and development efforts, the Company has obtained, or is applying for, a number of patents to protect proprietary technology and inventions. All costs associated with patents for product candidates under development are expensed as incurred. To date, the Company has no capitalized patent costs.

Debt Issuance Costs. Debt issuance costs paid to third parties are capitalized and amortized over the life of the underlying debt, using the straight-line method. Amortization of debt issuance costs for the years ended December 31, 2010, 2009 and 2008 were $418,000, $419,000 and $361,000, respectively, and are included in interest expense and other, net in the Consolidated Statements of Operations. See Note 6, “Secured Notes Payable” for further discussion of the underlying debt.

Fair Value Measurements. The Company measures assets and liabilities at fair value. The levels of fair value measurements are:

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company had no Level 2 assets at December 31, 2010.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company had no material Level 3 assets or liabilities at December 31, 2010.

As of December 31, 2010 and 2009, $16.3 million and $24.3 million, respectively, of our cash, cash equivalents and short-term investments consisted of Level 1 Treasury backed money market funds.

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

The Company has long-term debt with fixed interest rates. The Company had $60 million in Level 2 borrowings outstanding as of December 31, 2010, with an interest rate of 16%. As of December 31, 2010, the face value of our long-term debt was estimated to be approximately the fair value based on current market rates.

Revenue Recognition. The Company’s revenues are primarily related to royalties on product sales and licensing agreements, and such agreements may provide for various types of payments, including upfront payments, research funding and related fees during the term of the agreement, milestone payments based on the achievement of established development objectives, and licensing fees.

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

Accounting for Stock Options and Warrants Exchanged for Services. The Company occasionally issues stock options and warrants to consultants of the Company in exchange for services. The Company has valued these options and warrants using the Black-Scholes option pricing model, at each reporting period and has recorded charges to operations over the vesting periods of the individual stock options or warrants. Such charges amounted to approximately $3,000 and $12,000 during the years ended 2009 and 2008, respectively. No charges were incurred in 2010.

Net Loss per Share. Basic net loss per share has been computed using the weighted-average number of common shares outstanding during the period. Dilutive net loss per share is computed using the sum of the weighted-average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options and warrants. Potentially dilutive securities have been excluded from the computation of diluted net loss per share in 2010, 2009 and 2008 as their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,
(in thousands, except per share data)	2010	2009	2008
Numerator:
Net loss	$(9,593)	$(14,155)	$(21,310)

Denominator:
Weighted-average shares outstanding	94,774	94,710	94,607
Effect of dilutive securities:
Stock options and warrants	—	—	—

Weighted-average shares outstanding for diluted loss	94,774	94,710	94,607

Net loss per share:
Basic	$(0.10)	$(0.15)	$(0.23)

Diluted	$(0.10)	$(0.15)	$(0.23)

For the years ended December 31, 2010, 2009 and 2008, due to the loss applicable to common stockholders, loss per share is based on the weighted average number of common shares only, as the effect of including equivalent shares from stock options and warrants would be anti-dilutive. At December 31, 2010, 2009 and 2008, 10,293,478, 13,908,611 and 21,471,962 options and warrants were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

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

The financial statement recognition of the benefit for a tax position is dependent upon the benefit being more-likely-than not to be sustainable upon audit by the applicable taxing authority. If this threshold is met, the tax benefit is then measured and recognized at the largest amount that is greater than 50 percent likely of being realized upon ultimate settlement. For years ended December 31, 2010, 2009 and 2008, the Company has not recognized any income tax positions that were deemed uncertain under the recognition thresholds and measure attributes prescribed by authoritative guidance.

The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense. To date, there have been no interest or penalties charged to the Company in relation to the underpayment of income taxes.

Significant Customers and Risk. All revenues recognized and/or deferred were from AzaSite licensees. The Company is entitled to receive royalty revenue from net sales of AzaSite under the terms of its agreements with Inspire and other licenses, and accordingly, all trade receivables are concentrated with these parties. Due to the nature of these agreements, these parties have significant influence over the commercial success of AzaSite. Revenues from Inspire represented approximately 92%, 85% and 100% of total revenues for the years ended December 31, 2010, 2009 and 2008, respectively.

Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and short-term investments. The Company’s cash, cash equivalents and short-term investments are primarily deposited in demand accounts with one financial institution.

Risks from Third Party Manufacturing Concentration. The Company relies on a single source manufacturer for each of its product candidates and on a single source manufacturer for the active pharmaceutical ingredient in its product candidates. Inspire is responsible for the manufacturing of AzaSite in North America and relies on a single source manufacturer for the product and on a single source manufacturer for the active pharmaceutical ingredient in the product. Accordingly, delays in the manufacture of the product or product candidates could adversely impact the marketing of the Company’s product or the development of the Company’s product candidates. Furthermore, the Company has no control over the manufacture and the overall product supply chain of products for which it is entitled to receive revenue.

Recent Accounting Pronouncements.

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

2. License Agreements

In December 2003, we completed the sale of our drug candidate for the treatment of ocular infections to Bausch & Lomb Incorporated (“Bausch & Lomb”), pursuant to a Purchase Agreement and a License Agreement. The drug candidate, Besivance, was developed by Bausch & Lomb. In May 2009, the FDA approved Besivance to treat bacterial conjunctivitis (pink eye). Besivance was launched in the United States by Bausch & Lomb and Pfizer, Inc. in the last half of 2009.

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

In August 2007, Inspire commercially launched AzaSite in the United States. Correspondingly, during the years ended December 31, 2010, 2009, and 2008, the Company recognized $10,652,000, $8,000,000 and $3,596,000, respectively, of royalties related to sales of AzaSite by Inspire. Additionally, during the years ended December 31, 2010 and 2009, the Company recognized $258,000 and $325,000, respectively, of revenue from Inspire for the sales of the active ingredient, azithromycin, under the Supply Agreement, sales of AzaSite inventory and for contract services provided.

On February 15, 2007, the Company entered into a worldwide, exclusive, royalty-bearing license agreement with Pfizer Inc. under Pfizer’s patent family titled “Method of Treating Eye Infections with Azithromycin” for ocular anti-infective product candidates known as AzaSite and AzaSite Plus (the “Pfizer License”). Under the Pfizer License, the Company is required to pay Pfizer a low single digit royalty based on net sales of the licensed products and to use reasonable commercial efforts to seek regulatory approval for and market licensed products. The Pfizer License provides the Company the right to grant sublicenses thereunder, subject to Pfizer’s prior approval, which approval shall not be unreasonably withheld. Pfizer approved the sublicense granted to Inspire. Based on the royalty report provided by Inspire, for the years ended December 31, 2010, 2009 and 2008, the Company recorded third-party royalties of $1,491,000, $1,224,000 and $630,000, respectively, due primarily under the Pfizer License.

We have entered into, and will continue to pursue additional licensing agreements, corporate collaborations and service contracts. In our international licensing agreements, the licensee is responsible for obtaining regulatory approval and will generally pay us a double digit royalty on net sales of AzaSite in these countries, if approved by regulatory authorities. We will be responsible for providing AzaSite inventory to these licensees at a fee set forth in each respective license agreement. There can be no assurance that we will be able to negotiate acceptable collaborative, licensing or service agreements, or that our existing arrangements will be successful or renewed or that it will not be terminated.

3. Short-term Investments

As of December 31, 2010 and 2009, the Company had $5.0 million and $17.5 million in short-term investments, respectively. The Company’s investment policy is to limit the risk of principal loss and to ensure safety of invested funds by generally attempting to limit market risk. Accordingly, the Company’s short-term investments were invested in United States Treasury securities with original maturities of twelve months or less. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings. At December 31, 2010 and 2009, the Company had less than $1,000 of unrealized gains included in earnings.

4. Accounts Receivable, net

Accounts receivable, net represent amounts due to the Company from its licensees, Inspire and other third parties. As of December 31, 2010, the Company recorded a $50,000 bad debt allowance related to these accounts receivable. At December 31, 2009, the Company did not record a bad debt allowance related to any accounts receivable as all amounts were reasonably expected to be collected. The need for a bad debt allowance is evaluated each reporting period based on our assessment of the collectability of the amounts.

5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2010	2009
Laboratory and other equipment	$1,094	$955
Leasehold improvements	39	29
Furniture and fixtures	14	33

	1,147	1,017
Accumulated depreciation and amortization	(900)	(708)

Property and equipment, net	$247	$309

6. Secured Notes Payable

In February 2008, the Company’s wholly-owned subsidiary, Azithromycin Royalty Sub, LLC completed a private placement of $60.0 million in aggregate principal amount of non-convertible, non-recourse promissory notes due in 2019. Net proceeds from the financing were approximately $55.3 million after transaction costs of approximately $4.7 million. In addition, $5.0 million of the proceeds was set aside for interest reserves. The annual interest rate on the notes is 16% with interest payable quarterly in arrears beginning May 15, 2008. The notes are secured by, and will be repaid from, royalties to be paid to the Company by Inspire Pharmaceuticals from sales of AzaSite in the United States and Canada. The secured notes payable are non-recourse to InSite Vision Incorporated. When the AzaSite royalties received for any quarter exceed the interest payments and certain expenses due that quarter, the excess will be applied to the repayment of principal of the notes until the notes have been paid in full. Any shortfall of interest payments from the royalty payments will be paid out of the interest reserves. As of December 31, 2010, no balance remained in the interest reserve. Further shortfalls, if any, can be paid by the Company at its option to avoid default under the agreement. The notes may be redeemed at the Company’s option, subject to the payment of a redemption premium through May 2012. As of December 31, 2010, the $60.0 million of secured notes payable was classified as long-term.

At December 31, 2010, the estimated future principal payments on the notes, based on minimum royalty income covered by the agreement and future projected sales, were as follows (in thousands):

Year Ending December 31,
2011	$1,503
2012	6,057
2013	8,978
2014	3,368
2015	4,216
Thereafter	35,878

Total secured notes payable	$60,000

7. Commitments and Contingencies

The Company has entered into certain license agreements that require us to make royalty payments for the life of the licensed patents. The estimated royalties due under these agreements is approximately $13.7 million for the periods 2011 through 2019. This contractual obligation is reflected in the Company’s financial statements once the related obligation becomes due.

Capital lease obligations represent the present value of future rental payments under capital lease agreements for telephones and telephone equipment. At December 31, 2010 and 2009, the Company had $13,000 of capital leased equipment with accumulated depreciation of $13,000 and $12,000, respectively. The Company has $5,000 of future minimum payments under capital leases for 2011 and no future payments in 2012 and thereafter.

The Company conducts its operations from leased facilities in Alameda, California under non-cancelable operating lease agreements that expire in 2013. Lease payments include rent and the Company’s pro-rata share of operation expenses. The Company subleases a portion of the facility under a lease agreement that expires in 2013. Lease income includes rent and a pro-rata share of operation expenses. For accounting purposes, the Company is amortizing all rent payments and receipts ratably over the life of the lease. Rent expense for the years ended December 31, 2010, 2009 and 2008, was $757,000, $776,000, and $776,000, respectively. Future minimum lease payments under the operating lease and future cash receipts from the sublease, were as follows (in thousands):

Year Ending December 31,	Operating Lease Cash Payments	Operating Sublease Cash Receipts	Operating Lease Cash Payments, net
2011	$798	$54	$744
2012	822	98	724
2013	848	106	742
2014	—	—	—
2015 and thereafter	—	—	—

Total	$2,468	$258	$2,210

8. Income Taxes

The provision of income taxes is determined using an estimated annual effective tax rate, which is generally less than the U.S. federal statutory rates, primarily because of research and development credits (R&D credits) and deductions available in the United States for domestic production activities. The Company’s effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions management uses to estimate the annual effective tax rate, including factors such as valuation allowances against deferred tax assets, the recognition and de-recognition of tax benefits related to uncertain tax positions, expected utilization of R&D credits and changes in temporary differences between financial reporting basis and tax basis of our assets and liabilities along with net operating losses and tax credit carryovers. The effective income tax rate was 0.0% for the year ended December 31, 2010 due to the use of previously generated net operating losses. There was no provision for income taxes for the years ended December 31, 2009 and 2008 due to the Company’s net operating losses.

The Company’s effective tax rate differs from the U.S. federal statutory income tax rate for the years ended December 31, 2010, 2009 and 2008, principally due to the following:

	2010	2009	2008
Tax provision at federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	4.0%	6.0%	6.0%
Other permanent differences	1.5%	1.8%	3.8%
Credits	-1.9%	-3.4%	-3.6%
Valuation allowance	-37.6%	-38.4%	-40.2%

Effective tax rate	0.0%	0.0%	0.0%

Significant components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$38,761	$38,951
Tax credit carryforwards	7,115	6,931
Capitalized research and development	13,743	14,329
Depreciation	689	621
Other	149	197

Total deferred tax assets	60,457	61,029
Valuation allowance	(60,457)	(61,029)

Net deferred tax assets	$—	$—

During the year ended December 31, 2010, the valuation allowance decreased by $0.6 million primarily due to the expirations of net operating losses. During the year ended December 31, 2009, the valuation allowance increased by $1.2 million primarily due to the increase in net operating losses.

At December 31, 2010, the Company had net operating loss carryforwards for federal income tax purposes of approximately $95.6 million, which expire in the years 2011 through 2030 and federal tax credits of approximately $3.0 million, which expire in the years 2010 through 2028. At December 31, 2010, the Company also has net operating loss carryforwards for state income tax purposes of approximately $104.3 million which expire in the years 2011 through 2030 and state research and development tax credits of approximately $4.0 million which carryforward indefinitely.

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

9. Stockholders’ Equity (Deficit)

In 2010, the Company received approximately $21,000 from the exercise of options to purchase 84,193 shares of common stock issued to employees.

In 2009, the Company received approximately $9,000 from the issuance of 56,782 shares acquired under the employee stock purchase plan.

In 2008, the Company received approximately $28,000 from the issuance of 96,169 shares acquired under the employee stock purchase plan.

The following table shows the detail of outstanding warrants as of December 31, 2010. All of the outstanding warrants have cashless exercise provisions.

Date Issued	Warrant Shares	Exercise Price	Expiration Date	Cash if Exercised
January 11, 2006	400,000	0.82	January 10, 2011	$328,000
August 16, 2006	958,015	1.51	August 15, 2011	1,446,603

Total	1,358,015			$1,774,603

Weighted-average exercise price per share				$1.31

10. Stock-based Compensation

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

Employee Stock Purchase Plans

The Company maintained an employee stock purchase plan, adopted in 1994 and amended thereafter (the “Purchase Plan”), until August 2009. In August 2009, the Purchase Plan was suspended. No new offering period will commence and no additional shares will be added to the Purchase Plan under its evergreen provision unless and until approved by the Company’s Board of Directors. The Purchase Plan operated in 24-month “offering periods” that are each divided into four six-month “purchase periods.” The Purchase Plan allowed eligible employees to purchase Common Stock at 85% of the lower of the fair market value of the Common Stock on the first day of the applicable offering period or the fair market value of the Common Stock on the last day of the applicable purchase period. Purchases were limited to 10% of each employee’s eligible compensation, subject to certain Internal Revenue Service restrictions. All of the Company’s employees were eligible to participate in the Purchase Plan after certain service periods were met. The number of shares available for issuance under the Purchase Plan was automatically increased on the first trading day in January each calendar year, by an amount equal to 0.5% of the total number of shares of Common Stock outstanding on the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 125,000 shares. During the year ended December 31, 2009, 56,782 shares were issued under the Purchase Plan. As of December 31, 2010, 515,183 shares were reserved for issuance under the Purchase Plan. As of December 31, 2010, there was no remaining unrecorded deferred stock-based compensation expense related to the Purchase Plan.

Stock-based Compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument.

The effect of recording stock-based compensation for the year ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Stock-based compensation expense by type of award:
Employee stock options	$385	$588	$950
Employee stock purchase plan	—	28	68
Non-employee stock options	—	3	12

Total stock-based compensation	$385	$619	$1,030

During the years ended December 31, 2010 and 2009, respectively, the Company granted options to purchase 5,424,374 and 3,185,000 shares of common stock with an estimated total grant date fair value of $1.4 million and $0.5 million. Based on the Company’s historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 10% for its options for all periods disclosed. Accordingly, for the years ended December 31, 2010 and 2009, the Company estimated that the stock-based compensation for the awards not expected to vest were $0.3 million and $0.1 million, respectively.

As of December 31, 2010 and 2009, unrecorded deferred stock-based compensation balance related to stock options were $1.2 million and $0.5 million, respectively, and will be recognized over an estimate weighted-average amortization period of 3.1 years and 2.2 years, respectively.

Fair Value Assumptions

The fair value of each option grant is estimated using the Black-Scholes valuation model on the date of grant and the graded-vesting method with the following weighted-average assumptions:

	Year ended December 31,
Stock Options	2010	2009	2008
Risk-free interest rate	1.3% - 2.6%	1.7% - 2.4%	2.6% - 3.3%
Expected term (years)	5	5	5
Expected dividends	0.0%	0.0%	0.0%
Volatility	87.8%	82.1%	76.6%

	Year ended December 31,
Employee Stock Purchase Plan	2009	2008
Risk-free interest rate	1.7%	3.0%
Expected term (years)	1.5	1.5
Expected dividends	0.0%	0.0%
Volatility	80.5%	73.8%

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

The following is a summary of activity under the Company’s stock option plans for the indicated periods:

	Number of shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2007	7,003,855	$1.09	6.84	$349
Granted	630,250	0.47
Exercised	—	0.00
Forfeited	(343,518)	1.09
Expired	(1,076,561)	1.22

Outstanding at December 31, 2008	6,214,026	1.00	3.67	0

Granted	3,185,000	0.26
Exercised	—	0.00
Forfeited	(591,460)	0.25
Expired	(1,401,281)	1.03

Outstanding at December 31, 2009	7,406,285	0.74	4.93	296

Granted	5,424,374	0.37
Exercised	(84,193)	0.24
Forfeited	(325,804)	0.34
Expired	(3,485,199)	1.08

Outstanding at December 31, 2010	8,935,463	$0.40	8.79	$211

Options vested and expected to vest at December 31, 2010
	8,070,354	$0.41	8.70	$203
Options exercisable at December 31, 2010	2,889,719	$0.52	7.28	$93

At December 31, 2010, the Company had 1,870,982 shares of common stock available for grant under its 2007 Plan. The weighted average grant date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 were $0.25, $0.17 and $0.26, respectively. The total intrinsic value of options exercised during the year ended December 31, 2010 was $13,000. No options were exercised during the years ended December 31, 2009 and 2008.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2010:

	Option Outstanding			Options Vested and Exercisable
	Number Outstanding	Weighted-Average		Number Exercisable	Weighted- Average Exercise Price
Range of Exercise Prices		Contractual Life	Exercise Price
$0.20 - $0.20	1,050,000	8.13	$0.20	490,270	$0.20
$0.22 - $0.28	480,000	8.29	0.23	201,952	0.22
$0.33 - $0.33	900,000	9.97	0.33	—	0.00
$0.35 - $0.35	2,844,374	9.92	0.35	—	0.00
$0.36 - $0.36	300,000	7.82	0.36	300,000	0.36
$0.38 - $0.38	900,000	8.96	0.38	900,000	0.38
$0.41 - $0.41	25,000	2.95	0.41	25,000	0.41
$0.42 - $0.42	1,430,000	9.25	0.42	—	0.00
$0.52 - $1.50	906,089	5.13	0.85	872,497	0.85
$1.59 - $2.20	100,000	5.10	1.71	100,000	1.71

	8,935,463	8.79	$0.40	2,889,719	$0.52

At December 31, 2009 and 2008 options to purchase 4,610,202 and 5,287,717 shares of common stock were exercisable at weighted-average exercise prices of $1.02 and $1.05, per share, respectively.

The following table details the Company’s nonvested stock options activity for the year ended December 31, 2010:

	Number of shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2009	2,796,083	$0.19
Granted	5,424,374	0.25
Vested	(1,848,906)	0.19
Forfeited	(325,807)	0.23

Outstanding at December 31, 2010	6,045,744	$0.23

The weighted-average grant date fair value of nonvested stock options is calculated using the Black-Scholes valuation model on the date of grant.

11. Restructuring Charge

In December 2008, the Company announced a corporate restructuring plan to focus on the Company’s growth opportunities and conserve resources. As of December 31, 2010, the restructuring plan reduced the Company’s personnel by 39 employees. When affected employees were notified of their termination, the Company recorded the severance related costs. Severance totaled approximately $2.4 million of which $0.2 million was a non-cash transaction. In 2008, $1.9 million was recorded as severance expense in the Consolidated Statement of Operations. The remaining $0.5 million was recorded as severance expense in the Condensed Consolidated Statement of Operations in 2009. The Company has not incurred severance related costs in 2010.

The following table summarizes the activity for the accrued severance included in accrued compensation and related expense in the Consolidated Balance Sheets (in thousands):

Accrual at December 31, 2009	$157
Payments made	(157)

Accrual at December 31, 2010	$—

The remaining liability of $157,000 was paid in the first quarter of 2010.

In February 2009, the Company announced a plan to develop and implement a new strategy to build shareholder value and further reduce costs. Based on a thorough analysis of the Company’s business and the marketplace, the Company believed the best path forward was a strategy that monetized its current assets and either acquired promising new product opportunities or entered into a sales transaction for the Company. Based on that business strategy, during the first quarter of 2009, the Company determined that the carrying value of its laboratory and other equipment, leasehold improvements, and furniture and fixtures would not be recovered through undiscounted future operating cash flows. To determine the fair value of assets, the Company obtained quoted market prices for similar assets. The Company adjusted the carrying amount of the assets to the lower of the carrying value or fair value and recorded $0.6 million as impairment expense in the Condensed Consolidated Statement of Operations in 2009.

12. Legal Proceedings

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

13. Quarterly Results (Unaudited)

The following table is a summary of the quarterly results of operations for the years ended December 31, 2010 and 2009. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2010
(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$2,282	$2,470	$3,235	$3,880
Cost of revenues	303	336	625	463
Gross profit	1,979	2,134	2,610	3,417
Income (loss) from operations	(384)	111	220	708
Net loss	(2,939)	(2,450)	(2,345)	(1,859)
—basic	$(0.03)	$(0.03)	$(0.02)	$(0.02)
—diluted	$(0.03)	$(0.03)	$(0.02)	$(0.02)

	2009
(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$2,252	$1,874	$2,209	$3,463
Cost of revenues	216	266	316	751
Gross profit	2,036	1,608	1,893	2,712
Income (loss) from operations	(2,862)	(1,222)	(539)	502
Net loss	(5,357)	(3,698)	(3,052)	(2,048)
—basic	$(0.06)	$(0.04)	$(0.03)	$(0.02)
—diluted	$(0.06)	$(0.04)	$(0.03)	$(0.02)

14. Subsequent Events

The Company evaluated subsequent events through the date on which the financial statements were issued, and has determined that there are no subsequent events that require adjustments or disclosure to the financial statements for the year ended December 31, 2010.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework. Based on its assessment using those criteria, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Exchange act Rule 13a-15(f)) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item will appear under the headings labeled “Director Compensation for 2010,” “Compensation, Discussion and Analysis,” “Compensation of Named Executive Officers,” “Summary Compensation Table for 2010,” “Grants of Plan Based Awards in 2010,” “Outstanding Equity Awards at Fiscal 2010 Year End,” “ Option Exercises and Stock Vested in 2010,” “Non-Qualified Deferred Compensation for 2010,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our Proxy Statement and such required information is incorporated herein by reference.

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

Dated: March 4, 2011

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

Name	Capacity	Date

/S/ TIMOTHY RUANE Timothy Ruane	Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2011

/S/ LOUIS DRAPEAU Louis Drapeau	Chief Financial Officer (Principal Financial Officer)	March 4, 2011

/S/ RICK D. ANDERSON Rick D. Anderson	Director	March 4, 2011

/S/ TIMOTHY P. LYNCH Timothy P. Lynch	Director	March 4, 2011

/S/ TIMOTHY MCINERNEY Timothy McInerney	Director	March 4, 2011

/S/ EVAN S. MELROSE, M.D. Evan S. Melrose, M.D.	Chairman of Board, Director	March 4, 2011

/S/ ROBERT O’HOLLA Robert O’Holla	Director	March 4, 2011

/S/ ANTHONY J. YOST Anthony J. Yost	Director	March 4, 2011

EXHIBIT INDEX

Number	Exhibit Table

3.1[1]	Restated Certificate of Incorporation as filed with the Delaware Secretary of State on October 25, 1993.

3.2[2]	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 11, 1997.

3.3[2]	Certificate of Correction of the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 26, 1997.

3.4[3]	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock as filed with the Delaware Secretary of State on July 3, 2002.

3.5[4]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on June 3, 1994.

3.6[5]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on July 20, 2000.

3.7[5]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on June 1, 2004.

3.8[6]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on October 23, 2006

3.9[7]	Amended Bylaws, as amended on June 2, 2008.

4.1	Reference is made to Exhibits 3.1 through 3.9.

10.1[8]	InSite Vision Incorporated Amended and Restated Employee Stock Purchase Plan adopted October 15, 2007.

10.29HH	InSite Vision Incorporated 1994 Stock Option Plan (Amended and Restated as of June 8, 1998).

10.38HH	InSite Vision Incorporated 2007 Performance Incentive Plan.

10.4[8]	Form of Nonqualified Stock Option Agreement (2007).

10.5[8]	Form of Incentive Stock Option Agreement (2007).

10.6[10]	Form of Indemnification Agreement between the Company and its directors and officers.

10.7[11]	Form of Employee’s Proprietary Information and Inventions Agreement.

10.812H	License Agreement dated as of October 9, 1991 by and between the Company and CIBA Vision Corporation, as amended October 9, 1991.

10.9[13]	Facilities Lease, dated September 1, 1996, between the Registrant and Alameda Real Estate Investments.

10.1014H	Timolol Development Agreement dated July 18, 1996 by and between the Company and Bausch & Lomb Pharmaceuticals, Inc.

10.112H	License Agreement, dated July 1, 1997, by and between the University of Connecticut Health Center and the Company.

10.122H	License Agreement, dated August 19, 1997, by and between the University of Rochester and the Company.

10.13[15]	Amendment No. 1 to Marina Village Office Tech Lease, dated July 20, 2001 and effective January 1, 2002.

Number	Exhibit Table

10.1416H	License Agreement, dated December 21, 2001 by and between the Company and The University of Connecticut Health Center.

10.1517H	ISV-403 Asset Purchase Agreement, dated December 19, 2003, between the Company and Bausch & Lomb, Inc.

10.16[18]	Form of Class A Warrants issued under Subscription Agreement dated March 26, 2004.

10.17[18]	Form of Class B Warrants issued under Subscription Agreement dated March 26, 2004.

10.18[18]	Form of Placement Warrant issued pursuant to Placement Agreement dated February 12, 2004.

10.19[4]	Form of Common Stock Warrant issued under Subscription Agreement dated May 26, 2005.

10.20[4]	Form of Placement Agent Warrant, dated as of May 9, 2005.

10.21[19]	Warrant, dated as of October 10, 2005, for the purchase of 922,800 shares of Common Stock of the Company.

10.22[20]	Form of Warrant, dated as of January 11, 2006.

10.23[20]	Form of Placement Agent Warrant, dated as of January 11, 2006.

10.24[21]	Form of Warrant, dated as of August 15, 2006.

10.25[5]	Amendment No. 3 to Marina Village Office Tech Lease, dated November 28, 2006.

10.2622H	Exclusive License Agreement, dated as of February 15, 2007, by and between the Company and Pfizer, Inc. and Pfizer Products, Inc.

10.2722H	License Agreement, dated as of February 15, 2007, by and between the Company and Inspire Pharmaceuticals, Inc.

10.2822H	Trademark License Agreement, dated as of February 15, 2007, by and between the Company and Inspire Pharmaceuticals, Inc.

10.2922H	Supply Agreement, dated as of February 15, 2007, by and between the Company and Inspire Pharmaceuticals, Inc.

10.3022HH	Change in Control Agreement for S. Kumar Chandrasekaran adopted by InSite Vision Incorporated on May 2, 2007.

10.31[23]	Purchase and Sale Agreement, dated as of February 21, 2008, by and between Azithromycin Royalty Sub LLC and the Company.

10.32[23]	Note Purchase Agreement, dated as of February 21, 2008, by and among Azithromycin Royalty Sub LLC, the Company and the purchasers named therein.

10.33[23]	Indenture, dated as of February 21, 2008, by and between Azithromycin Royalty Sub LLC and U.S. Bank National Association.

10.34[23]	Pledge and Security Agreement made by the Company to U.S. Bank National Association, as Trustee, dated February 21, 2008.

10.35[23]	Residual License Agreement by and between Azithromycin Royalty Sub LLC and the Company dated February 21, 2008.

10.36[24]	InSite Vision Incorporated Annual Bonus Plan.

10.37[2][5]	InSite Vision Incorporated Severance Plan.

10.38 HH	Offer letter, by and between the Company and Louis Drapeau, dated October 31, 2008.

Number	Exhibit Table

10.39HH	Offer letter, by and between the Company and Timothy Ruane, dated December 1, 2010.

21.1	List of Subsidiaries.

23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm.

24.1	Reference is hereby made to the Power of Attorney included on the signature page to this Annual Report on Form 10-K.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.	Incorporated by reference to exhibits in the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.
2.	Incorporated by reference to exhibits in the Company’s Registration Statement on Form S-3 (Registration No. 333-36673) as filed with the Securities and Exchange Commission on September 29, 1997.
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

13.	Incorporated by reference to an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.
14.	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
15.	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
16.	Incorporated by reference to an exhibit to the Company’s Annual Report of Form 10-K for the year ended December 31, 2001.
17.	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2004.

18.	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2004.
19.	Incorporated by reference to an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2005 (File Number 001-14207).
20.	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 10, 2006 (File Number 333-131774).
21.	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 13, 2006 (File Number 333-137994).
22.	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
23.	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
24.	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
25.	Incorporated by reference to an exhibit in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2009.
26.	Incorporated by reference to an exhibit in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2010.
H	Confidential treatment has been granted with respect to certain portions of this agreement.
HH	Management contract or compensatory plan.