Form 10-Q
period 2011-03-31
INSITE VISION INC
filed 2011-05-13
CIK 802724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 10, 2011
Common Stock, $0.01 par value per share	94,822,593 shares

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2011

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

InSite Vision Incorporated

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except share data)	2011	2010
	(UNAUDITED)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$5,751	$11,469
Short-term investments	7,999	4,999
Accounts receivable, net of allowance of $50	2,823	3,352
Prepaid expenses and other current assets	399	15

Total current assets	16,972	19,835
Property and equipment, net	238	247
Debt issuance costs, net	3,400	3,504

Total assets	$20,610	$23,586

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$584	$332
Accrued liabilities	279	511
Accrued compensation and related expense	321	620
Accrued royalties	878	892
Accrued interest	2,999	3,376
Deferred revenues	75	75

Total current liabilities	5,136	5,806
Non-recourse secured notes payable	60,000	60,000

Total liabilities	65,136	65,806

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized; 94,822,593 shares issued and outstanding at March 31, 2011 and December 31, 2010	948	948
Additional paid-in capital	149,551	149,417
Accumulated deficit	(195,025)	(192,585)

Total stockholders’ deficit	(44,526)	(42,220)

Total liabilities and stockholders’ deficit	$20,610	$23,586

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2010. See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2011	2010
Revenues:
Royalties	$2,916	$2,259
Other product and service revenues	194	23

Total revenues	3,110	2,282

Expenses:
Research and development (a)	1,166	1,144
General and administrative (a)	1,243	1,219
Cost of revenues, principally royalties to third parties	577	303

Total expenses	2,986	2,666

Income (loss) from operations	124	(384)
Interest expense and other, net	(2,564)	(2,555)

Net loss	$(2,440)	$(2,939)

Net loss per share:
Loss per share - basic	$(0.03)	$(0.03)

Loss per share - diluted	$(0.03)	$(0.03)

Weighted average shares used in per-share calculation:
-Basic	94,823	94,748

-Diluted	94,823	94,748

(a) Stock-based compensation included in expense line items:
Research and development	$32	$3
General and administrative	$102	$57

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(in thousands)	2011	2010
OPERATING ACTIVITIES:
Net loss	$(2,440)	$(2,939)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15	67
Amortization of debt issuance costs	104	103
Stock-based compensation	134	60
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	529	867
Prepaid expenses and other current assets	(384)	(48)
Accounts payable	252	232
Accrued liabilities	(232)	119
Accrued compensation and related expense	(299)	(677)
Accrued royalties	(14)	(62)
Accrued interest	(377)	(157)

Net cash used in operating activities	(2,712)	(2,435)

INVESTING ACTIVITIES:
Purchase of property and equipment	(6)	(3)
Purchase of short-term investments	(3,000)	(1,498)

Net cash used in investing activities	(3,006)	(1,501)

FINANCING ACTIVITIES:
Issuance of common stock from exercise of options and employee purchase plan, net of issuance costs	—	9
Payment of capital lease obligation	—	(5)

Net cash provided by financing activities	—	4

Net decrease in cash and cash equivalents	(5,718)	(3,932)
Cash and cash equivalents at beginning of period	11,469	7,222

Cash and cash equivalents at end of period	$5,751	$3,290

Supplemental disclosure of cash flow information:
Interest received	$5	$3

Interest paid	$2,842	$2,611

Income taxes	$1	$—

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Notes to Condensed Consolidated Financial Statements

March 31, 2011

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any future period.

The Company operates in one segment using one measure of profitability to manage its business. Revenues are primarily royalties from the license (the “Inspire License Agreement”) of AzaSite to Inspire Pharmaceuticals, Inc. (“Inspire”), located in the United States. All of the Company’s long-lived assets are located in the United States.

These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Use of Estimates

The preparation of financial statements requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value Measurements

The Company measures assets and liabilities at fair value. The levels of fair value measurements are:

Level 1:	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company had no Level 2 assets at March 31, 2011.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company had no Level 3 assets or liabilities at March 31, 2011.

At March 31, 2011, $13.3 million of our cash and cash equivalents and short-term investments consisted of Level 1 United States Treasury backed money market funds.

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

The Company has long-term debt in the form of non-recourse, secured notes payable with fixed interest rates. The Company had $60 million in Level 2 borrowings outstanding at March 31, 2011, with an interest rate of 16%. At March 31, 2011, the face value of the Company’s long-term debt was estimated to be approximately the fair value based on current market rates.

Short-Term Investments

The Company’s investment policy is to limit the risk of principal loss of invested funds by generally attempting to limit market risk. Accordingly, the Company’s short-term investments of $8.0 million are currently invested in United States Treasury securities with original maturities of twelve months or less. They are classified as trading securities principally bought and held for the purpose of selling them in the near term with unrealized gains and losses included in earnings. As of March 31, 2011, the unrealized gains were under $1,000.

Recent Accounting Pronouncements

In October 2009, the FASB issued an amendment to accounting standards related to multiple-deliverable revenue arrangements. The amendment requires entities to allocate revenue in multiple-deliverable revenue arrangements using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. The standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The Company adopted this standard during the period ended March 31, 2011. The adoption did not impact the Company’s consolidated financial position or results of operations since the Company did not enter into or materially modify revenue arrangements during the period ended March 31, 2011.

In January 2010, the FASB issued an amendment to accounting standards related to fair value disclosures. The amendment requires entities to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosure about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. The standard is effective for interim and annual reporting periods beginning after December 31, 2009, except for the Level 3 disclosure. The Company adopted this standard during the period ended March 31, 2010. The adoption did not impact the Company’s consolidated financial position or results of operations. The Level 3 disclosure is effective for interim and annual reporting periods beginning after December 31, 2010. The Company adopted the Level 3 disclosure requirement during the period ended March 31, 2011. The adoption did not impact the Company’s consolidated financial position, results of operations, or disclosure requirements since the Company has no Level 3 assets or liabilities.

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

Employee Stock Purchase Plans

The Company maintained an employee stock purchase plan (the “Purchase Plan”) until August 2009. In August 2009, the Purchase Plan was suspended. 515,183 shares remain reserved for issuance under the Purchase Plan. No new offering period will commence and no additional shares will be added to the Purchase Plan under its evergreen provision unless and until approved by the Company’s Board of Directors. During the three months ended March 31, 2011 and 2011, no shares were issued under the Purchase Plan. As of March 31, 2011, there was no remaining unrecorded deferred stock-based compensation related to the Purchase Plan.

Employee Stock-based Compensation

Our stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

The effect of recording stock-based compensation for the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	Three months ended March 31,
	2011	2010
Stock-based compensation expense by type of award:
Employee stock options	$134	$60
Employee stock purchase plan	—	—
Non-employee stock options	—	—

Total stock-based compensation	$134	$60

During the three months ended March 31, 2011, the Company granted options to purchase 1,537,500 shares, of common stock with an estimated total grant date fair value of $408,000. During the three months ended March 31, 2010, the Company did not grant options to purchase shares of common stock. Based on the Company’s historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 10% for its options for all periods disclosed. Accordingly, of the $408,000, the Company estimated that the stock-based compensation for the awards not expected to vest is $77,000.

As of March 31, 2011, unrecorded deferred stock-based compensation balance related to stock options was $1.4 million and will be recognized over an estimated weighted-average amortization period of 3.0 years.

Valuation assumptions

The Company estimates the fair value of stock options and employee stock purchase plans using a Black-Scholes valuation model using the graded-vesting method with the following weighted-average assumptions:

Stock Options	Three months ended March 31, 2011
Risk-free interest rate	2.0%
Expected term (years)	5
Expected dividends	0.0%
Volatility	89.1%

The dividend yield of zero as the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock and the expected moderation in future volatility over the period commensurate with the expected life of the options and other factors. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded Treasury securities for terms equal to the expected term of the options. The expected term calculation is based on the terms utilized by the Company’s peers, observed historical option exercise behavior and post-vesting forfeitures of options by the Company’s employees.

The following is a summary of activity under these plans for the indicated periods:

	Number of shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	8,935,463	$0.40	8.79	$211
Granted	1,537,500	0.38
Exercised	—	0.00
Forfeited	—	0.00
Expired	(20,000)	2.20

Outstanding at March 31, 2011	10,452,963	$0.40	8.75	$2,341

Options vested and expected to vest at March 31, 2011	9,438,998	$0.40	8.66	$2,111
Options exercisable at March 31, 2011	2,968,881	$0.50	7.10	$576

At March 31, 2011, the Company had 2,249,934 shares of common stock available for grant or issuance under its 2007 Plan. The weighted average grant date fair value of options granted during the three months ended March 31, 2011 was $0.27. The intrinsic value of options exercised during the three months ended March 31, 2010 was $7,000. No options were exercised during the three months ended March 31, 2011.

The following table summarizes information concerning outstanding and exercisable options as of March 31, 2011:

	Options Outstanding at March 31, 2011			Options Vested and Exercisable at March 31, 2011
		Weighted-Average
Range of Exercise Prices	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.20 - $0.20	1,050,000	7.88	$0.20	554,936	$0.20
$0.22 - $0.33	1,380,000	9.14	$0.29	228,437	$0.22
$0.35 - $0.35	2,844,374	9.67	$0.35	—	$0.00
$0.36 - $0.36	1,700,000	9.42	$0.36	300,000	$0.36
$0.38 - $0.41	925,000	8.55	$0.38	925,000	$0.38
$0.42 - $0.42	1,430,000	9.00	$0.42	—	$0.00
$0.52 - $1.45	908,588	5.63	$0.71	745,507	$0.73
$1.46 - $1.46	20,001	6.01	$1.46	20,001	$1.46
$1.50 - $1.50	115,000	4.84	$1.50	115,000	$1.50
$1.59 - $1.59	80,000	6.09	$1.59	80,000	$1.59

	10,452,963	8.75	$0.40	2,968,881	$0.50

The following table details the Company’s nonvested options activity for the period ended March 31, 2011:

	Number of shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2010	6,045,744	$0.23
Granted	1,537,500	0.27
Vested	(99,162)	0.17
Forfeited	—	0.00

Outstanding at March 31, 2011	7,484,082	$0.24

Note 3. Net Loss per Share

Basic net loss per share has been computed using the weighted-average number of common shares outstanding during the period. Dilutive net loss per share is computed using the sum of the weighted average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options and warrants. Potentially dilutive securities have been excluded from the computation of diluted net loss per share in 2011 and 2010 as their inclusion would be antidilutive. At March 31, 2011 and 2010, 11,410,978 and 13,484,985 options and warrants were excluded from the calculation of diluted net loss per share because the effect was anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended March 31,
( in thousands, except per share data)	2011	2010
Numerator:
Net loss	$(2,440)	$(2,939)

Denominator:
Weighted-average shares outstanding	94,823	94,748
Effect of dilutive securities:
Stock options and warrants	—	—

Weighted-average shares outstanding for diluted loss per share	94,823	94,748

Net loss per share:
Basic	$(0.03)	$(0.03)

Diluted	$(0.03)	$(0.03)

Note 4. Common Stock Warrants

The following table shows outstanding warrants as of March 31, 2011. All of the outstanding warrants have cashless exercise provisions. All warrants are exercisable for common stock.

Date Issued	Warrant Shares	Exercise Price	Expiration Date	Potential Total Cash if Exercised
August 16, 2006	958,015	$1.51	August 15, 2011	1,446,603

Note 5. Subsequent Events

The Company evaluated subsequent events through the date on which the financial statements were issued, and determined that there were no subsequent events that required adjustments or disclosure to the financial statements for the quarter ended March 31, 2011.

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

We are an ophthalmic product development company advancing ophthalmic pharmaceutical products to address unmet eye care needs. Our current portfolio of products is based on our proprietary DuraSite® sustained drug delivery technology.

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

•

AzaSite® (azithromycin ophthalmic solution) 1% is a DuraSite formulation of azithromycin, a broad spectrum ocular antibiotic approved by the FDA in April 2007 to treat bacterial conjunctivitis (pink eye). It was launched in the United States by Inspire Pharmaceuticals in August 2007. Additional indications are being pursued by Inspire Pharmaceuticals for this product. The key advantages are a significantly reduced dosing regimen leading to better compliance and outcome, with a broad spectrum antibiotic, and a lowered probability of bacterial resistance based on high tissue concentration. On April 5, 2011, Merck and Inspire announced that they entered into a definitive agreement in which Merck will acquire Inspire.

•

BesivanceTM (besifloxacin ophthalmic suspension) 0.6% is a DuraSite formulation of besifloxacin, a broad spectrum ocular antibiotic approved by the FDA in May 2009 to treat bacterial conjunctivitis (pink eye). An advantage of Besivance is a faster rate of resolution of the infection that may reduce the duration of the illness and reduce the chances of infecting others. Besivance was developed by Bausch & Lomb and launched in the United States in the second half of 2009. Besivance is co-promoted by Pfizer in the United States.

•

AzaSite Plus (ISV-502) is a fixed combination of azithromycin and dexamethasone in DuraSite for the treatment of ocular inflammation and infection (blepharitis and/or blepharoconjunctivitis) for which there is no FDA approved indicated treatment; we completed the first Phase 3 trial in November 2008. AzaSite Plus was very well tolerated. However, the trial did not achieve its primary endpoint as defined by the previous protocol. We discussed the results of this trial with the FDA and determined a new development plan for this product candidate. We are pursuing a Special Protocol Assessment (“SPA”) for the next Phase 3 clinical trial for this product candidate.

•

DexaSite (ISV-305) is a DuraSite formulation of dexamethasone in development for the treatment of ocular inflammation. We have met with the FDA to discuss the development pathway for this product candidate. DexaSite is included in the SPA for AzaSite Plus.

•

ISV-303 is a DuraSite formulation of bromfenac in development for the treatment of post-operative inflammation and eye pain. We initiated a Phase 1/2 clinical trial for this product candidate in August 2010 and completed patient enrollment in December 2010. In the first quarter 2011, we received positive top-line results from this study. The results of this study demonstrated the clear efficacy and safety of ISV-303. We plan to conduct an additional Phase 2 clinical trial to investigate the pharmacokinetics of ISV-303 in humans and initiate discussions with the FDA on the design of the Phase 3 clinical trial.

•

ISV-101 is a DuraSite formulation with a low concentration of bromfenac for the treatment of dry eye disease. We filed an Investigational New Drug Application (IND) for this product candidate in the first quarter of 2011. We anticipate conducting a Phase 1/2 clinical trial for this product candidate.

Business Strategy.

Our business strategy consists of the following:

1.	Develop our pipeline of ocular product candidates. We identify new product candidates that consist of proven drugs that can be improved by formulation in DuraSite, which substantially reduces the clinical risk in these product candidates. We plan to conduct preclinical and clinical testing of our portfolio product candidates.

2.	Monetize our product candidates. At the appropriate time, we seek to partner with larger pharmaceutical companies to complete the clinical development, manufacture and marketing of these products. Partnering agreements generally include upfront and milestone payments, as well as on-going royalty payments upon commercialization, for the Company.

Major Developments

In the first three months of 2011, our major developments and events included:

•	filing the AzaSite Plus SPA documents with the FDA;

•	receiving positive top-line results from the Phase 1/2 clinical trial for ISV-303; and

•	filing an IND for ISV-101.

Results of Operations

Revenues.

The Company had total revenues for the three months ended March 31, 2011 and 2010 of $3.1 million and $2.3 million, respectively. Revenues in the first quarter of 2011 primarily consisted of $2.7 million of royalties from net sales of AzaSite by Inspire, compared to $2.2 million in the first quarter of 2010. This increase was driven by a 26% increase in AzaSite net sales by Inspire. Revenues in the first quarter of 2011 also included $0.2 million of royalties from net sales of Besivance by Bausch & Lomb compared to $0.1 million in the first quarter of 2010. Revenues in the first quarter of 2011 also included $0.2 million from the sale of azithromycin to Inspire under a supply agreement (the “Supply Agreement”).

Research and development expenses.

Our research and development (R&D) expenses for the three months ended March 31, 2011 and 2010 were:

R&D Cost by Program

(in millions)

	Three months ended
	March 31,
Program	2011	2010
ISV-303	$0.1	$0.2
AzaSite Plus/DexaSite	0.1	—
AzaSite	—	0.3
New products and other	0.2	—
Programs - non-specific	0.8	0.6

Total	$1.2	$1.1

For the three months ended March 31, 2011, program expenses primarily consisted of non-specific program costs which comprised facility, internal personnel and stock-based compensation costs that are not allocated to a specific development program. Our ISV-303 program expenses primarily related to the Phase 1/2 clinical trial that was initiated in August 2010. Our AzaSite Plus/DexaSite program expenses primarily related to costs to prepare for a new Phase 3 clinical trial. In addition, we continue to develop new product candidates.

For the three months ended March 31, 2010, program expenses consisted primarily of non-specific program costs which comprised facility, internal personnel and stock-based compensation costs. Our ISV-303 program expenses primarily related to preclinical experiments. Our AzaSite program expenses represented costs incurred to prepare for the distribution and manufacture of AzaSite internationally.

General and administrative expenses.

General and administrative expenses for the three months ended March 31, 2011 and 2010 were $1.2 million. In the three months ended March 31, 2011, the Company incurred higher personnel-related costs compared to 2010 but this increase was offset by lower facility-related expenses and the timing of patent expenses.

Cost of revenues.

Cost of revenues for the three months ended March 31, 2011 and 2010 were $0.6 million and $0.3 million, respectively. Cost of revenues were primarily comprised of royalties accrued for third parties, including Pfizer. For the three months ended March 31, 2011, cost of revenues also included the cost of the azithromycin supplied to Inspire under the Supply Agreement.

Interest expense and other, net.

Interest expense and other, net, for the three months ended March 31, 2011 and 2010 was an expense of $2.6 million. The expense is primarily related to interest on the secured notes payable.

Liquidity and Capital Resources

In recent years, we have financed our operations primarily through private placements, debt financings and payments from corporate collaborations. At March 31, 2011, our cash and cash equivalents and short-term investments were $5.8 million and $8.0 million, respectively. It is our policy to invest our cash and cash equivalents and short-term investments in highly liquid securities, such as interest-bearing money market funds, treasury and federal agency notes. The current uncertain credit markets may affect the liquidity of such money market funds or other cash investments.

Net cash used in operating activities was $2.7 million and $2.4 million for the three months ended March 31, 2011 and 2010, respectively. The increase primarily resulted from the timing of payments for operating expenses.

Net cash used in investing activities was $3.0 million and $1.5 million for the three months ended March 31, 2011 and 2010, respectively. In 2011 and 2010, the Company converted cash and cash equivalents to short-term investments.

There were no financing activities for the three months ended March 31, 2011. Net cash provided by financing activities was $4,000 for the three months ended March 31, 2010.

Recent Accounting Pronouncements

In October 2009, the FASB issued an amendment to the accounting standards related to multiple-deliverable revenue arrangements. The amendment requires entities to allocate revenue in multiple-deliverable revenue arrangements using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. The standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. We adopted this standard during the period ended March 31, 2011. The adoption did not impact our consolidated financial position or results of operations since we did not enter into or materially modify revenue arrangements during the period ended March 31, 2011.

In January 2010, the FASB issued an amendment to accounting standards related to fair value disclosures. The amendment requires entities to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosure about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. The standard is effective for interim and annual reporting periods beginning after December 31, 2009, except for the Level 3 disclosure. We adopted this standard during the period ended March 31, 2010. The adoption did not impact our consolidated financial position or results of operations. The Level 3 disclosure is effective for interim and annual reporting periods beginning after December 31, 2010. We adopted the Level 3 disclosure requirement during the period ended March 31, 2011. The adoption did not impact our consolidated financial position, results of operations, or disclosure requirements since we have no Level 3 assets or liabilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates.

We have long-term debt in the form of non-recourse, secured notes payable with fixed interest rates. As a result, our exposure to market risk caused by fluctuations in interest rates is minimal. We had $60 million in borrowings outstanding as of March 31, 2011, with a fixed interest rate of 16%. If the market interest rates increase by 10% from the March 31, 2011 levels, it would not result in an increase in interest expense. As of March 31, 2011, the face value of our long-term debt was estimated to be approximately the fair value based on current market rates.

The securities in our investment portfolio are not leveraged and are subject to minimal interest rate risk. Due to their original maturities of twelve months or less, the securities are classified as cash and cash equivalents or short-term investments. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio. While a hypothetical decrease in market interest rates by 10 percent from the March 31, 2011 levels would cause a decrease in interest income, it would not likely result in loss of principal.

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

(a) Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer, Timothy Ruane and Louis Drapeau, respectively, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Form 10-Q (the “Evaluation Date”). Based on that evaluation, Mr. Ruane and Mr. Drapeau concluded that our disclosure controls and procedures were effective as of the Evaluation Date in providing them with material information relating to us in a timely manner, as required to be disclosed in the reports we file under the Exchange Act.

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to various claims and legal actions during the ordinary course of our business. On November 30, 2009, a patent interference was declared before the Board of Patent Appeals and Interferences on certain U.S. patents covering AzaSite. Regents of the University of California (the “University”) assert that the inventions contained in these patents were made by a former employee of the University alone, and without collaboration with InSite Vision. They are asserting that they own those inventions, and that they are entitled to an award of priority of invention and a judgment that the inventions are not patentable to InSite Vision. InSite Vision believes the University’s assertions are without merit and intends to vigorously contest those assertions.

We believe that there are currently no other claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

Item 1A.	Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in our annual report on Form 10-K for the year ended December 31, 2010.

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

We have a history of operating losses and we expect to continue to have losses in the future

We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that failed to achieve clinical end points or did not prove to have commercial potential. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties or other revenues from sales of our products. Attaining significant revenue or profitability depends upon our ability, alone or with third parties, to develop our potential products successfully, conduct clinical trials, obtain required regulatory approvals and manufacture and market our products successfully. We may not ever achieve or be able to maintain significant revenue or profitability, including with respect to AzaSite, our lead product which has not yet been commercially launched outside the United States.

Clinical trials, such as the recently completed ISV-303 clinical trial, are expensive, time-consuming and difficult to design and implement and there can never be any assurance that the results of such clinical trials will be favorable

Human clinical trials for our product candidates are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that any particular clinical trial may take over a year to complete. Furthermore, we could encounter problems that might cause us to abandon or repeat clinical trials resulting in additional expense, further delays and potentially preventing the completion of such trials. The commencement and completion of clinical trials may be delayed or terminated due to several factors, including:

•	unforeseen safety issues;

•	lack of effectiveness during clinical trials;

•	difficulty in determining dosing and trial protocols;

•	slower than expected rates of patient recruitment;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of clinical investigators to follow our clinical protocols.

In addition, we or the FDA may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the FDA finds deficiencies in our submissions or the conduct of these trials. In any such case, including with respect to ISV-303, we may not be able to obtain regulatory approval for our product candidates, in which case we would not obtain any benefit from our substantial investment in developing the product and conducting clinical trials for such products.

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

The commercial success of our products is dependent on the diligent efforts of our corporate collaborators

Because we generally rely on third parties for the marketing and sale of our products, revenues that we receive will be highly dependent on the efforts and success of these third parties, particularly our partner Inspire. Inspire recently announced that it has agreed to be acquired by Merck & Co (the “Inspire Sale”). If this sale is consummated, we will be reliant on Merck’s effort to commercialize AzaSite. Our partners may terminate their relationships with us and/or may not diligently or successfully market or sell our products. These partners may also pursue alternative or competing technologies or develop alternative products either on their own or in collaboration with others, including our competitors. In addition, marketing consultants and contract sales organizations that we may use in the future for our products may market products that compete with our products and we must rely on their efforts and ability to market and sell our products effectively.

If we fail to enter into future collaborations or our current collaborations are terminated, we will need to enter into new collaborations or establish our own sales and marketing organization

We may not be able to enter into or maintain collaborative arrangements with third parties. If we are not successful in entering into future collaborations or maintaining our existing collaborations, particularly with Inspire, we may be required to find new corporate collaborators or establish our own sales and marketing organization. Under the terms of the Inspire License Agreement, Inspire may terminate the agreement at any time. If Inspire (or after consummation of the Inspire Sale, Merck) were to terminate the agreement, we would have to find a new marketing partner or market AzaSite ourselves. There can be no assurance that any new partnership would be on the similar terms as the Inspire License Agreement. We have no experience in sales, marketing or distribution and establishing such an organization would be costly. Moreover, there is no guarantee that a sales and marketing organization would be successful once established. If we are unable to maintain existing collaborations, enter into additional collaborations or successfully market our products ourselves, our revenues and financial results would be significantly harmed.

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

We received a letter dated April 15, 2011 from Sandoz, Inc. (“Notice Letter”) providing notice that Sandoz has filed an Abbreviated New Drug Application (“ANDA”) with the Food and Drug Administration (“FDA”) seeking marketing approval for a 1% azithromycin ophthalmic solution (“the Sandoz Product”) prior to the expiration of the five

US patents listed in the Orange Books for AzaSite which include four of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Sandoz ANDA filing, Sandoz alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed by the Sandoz Product. We have 45 days from receipt of the Notice Letter to file suit against Sandoz for infringement of Orange Book listed patents. Such a suit, if filed, would result in an automatic stay during which the FDA will not approve the Sandoz ANDA. The stay period would last for 30 months or until the litigation is resolved at the District Court, whichever is shorter. We intend to vigorously enforce our patent rights relating to AzaSite and vigorously contest any Sandoz assertions that these patents are invalid or unenforceable. An adverse decision would impact our royalty revenue stream for AzaSite.

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

•	the scope of Inspire’s launch of AzaSite in the United States and Canada;

•	the effectiveness and extent of Inspire’s promotional, sales and marketing efforts;

•	Inspire’s ability to become and remain a viable ophthalmic company with sufficient operating resources;

•	Inspire’s ability to build, train and retain an effective sales force;

•	Inspire’s marketing efforts outside of the eye care professionals;

•	Inspire’s ability to successfully market AzaSite to physicians and patients;

•	Inspire’s pricing decisions regarding AzaSite;

•	Inspire’s marketing and selling of any current or future competing products;

•	Inspire’s ability to compete against larger and more experienced competitors;

•	if the Inspire Sale is consummated, Merck’s efforts, effectiveness and decisions regarding the above factors;

•	the discovery of any side effects or negative efficacy findings for AzaSite;

•	product recalls or product liability claims relating to AzaSite;

•	the introduction of generic competition;

•	competing products for the treatment of bacterial conjunctivitis obtain more favorable formulary status than AzaSite; and

•	the relevant parties’ ability to adequately maintain or enforce the intellectual property rights relevant to AzaSite.

Inspire recently announced negative results in one of its key clinical trials and has limited financial resources. Particularly if the Inspire Sale is not consummated, Inspire may determine to focus its resources on its internal development and other activities, which may harm Inspire’s successful marketing of AzaSite and therefore impact our royalty payments.

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

Inspire has experienced financial and other difficulties unrelated to AzaSite that could adversely affect the marketing or sale of AzaSite, particularly if the Inspire Sale is not consummated. Moreover, Inspire could change its commercial strategy and deemphasize or sell or sublicense its rights to AzaSite. Neither we nor our subsidiary can prevent Inspire (or if the Inspire Sale is consummated, Merck) from developing or licensing a product that competes with AzaSite or limiting or withdrawing its support of AzaSite. Our subsidiary’s ability to pay amounts due on the AzaSite Notes may be materially harmed to the extent Inspire fails (or if the Inspire Sale is consummated, Merck) or is unable to successfully market and sell AzaSite. To the extent that our subsidiary fails to meet its payment obligations, we will have to make such payments out of our own cash resources in order to avoid a default under the AzaSite Notes, which we have done in the past. Our subsidiary again received insufficient royalties to make the interest payment in full that is due on May 15, 2011. We have the ability to make-up this shortfall with our own cash resources. This shortfall in interest payments constitutes a default under the indenture but not an event of default. To the extent that we pay in full the May 15th shortfall (plus interest thereon) by August 15, 2011, we will avoid triggering an event of default under the indenture. To the extent that an event of default occurs, the bondholders could seek available remedies, including foreclosure on our subsidiary. Our ability to receive future revenue from sales of AzaSite is dependent on our subsidiary repaying the AzaSite Notes in a timely fashion. If our subsidiary takes longer than anticipated to repay the AzaSite Notes, or if it defaults on the AzaSite Notes, we may not receive future revenue from AzaSite as currently planned, or at all.

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

Management and principal stockholders may be able to exert significant control on matters requiring approval by our stockholders

As of March 31, 2011, our management and principal stockholders (those owning more than 5% of our outstanding shares) together beneficially owned approximately 31% of our shares of common stock. As a result, our management and principal stockholders, acting together or individually, may be able to exert significant control on matters requiring approval by our stockholders, including the election of all or at least a majority of our Board of Directors, the approval of amendments to our charter, and the approval of business combinations and certain financing transactions. In September 2008, a group of our stockholders prevailed in a proxy contest that resulted in the replacement of all members of our Board of Directors.

The market prices for securities of biopharmaceutical and biotechnology companies such as ours have been and are likely to continue to be highly volatile due to reasons that are related and unrelated to our operating performance and progress; we have not paid dividends in the past and do not anticipate doing so in the future

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances, the status of our relationships or proposed relationships with third-party collaborators, the results of testing and clinical trials, future sales of equity or debt securities by us, the exercise of outstanding options and warrants that could result in dilution to our current holders of common stock, developments in our patents or other proprietary rights or those of our competitors, our own or Inspire’s failure to meet analyst expectations, any litigation regarding the same, technological innovations or new therapeutic products, governmental regulation, or public concern as to the safety of products developed by us or others and general market conditions concerning us, our competitors or other biopharmaceutical companies may have a significant effect on the market price of our common stock. For example, in the twelve months ended March 31, 2011, our closing stock price fluctuated from a high of $0.60 to a low of $0.25. Such fluctuations can lead to securities class action litigation. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

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

INSITE VISION INCORPORATED
Dated: May 13, 2011
	by:	/s/ Louis Drapeau
Louis Drapeau
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Table

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.