Form 10-Q
period 2011-06-30
INSITE VISION INC
filed 2011-08-03
CIK 802724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 26, 2011
Common Stock, $0.01 par value per share	131,801,033 shares

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

InSite Vision Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share data)	June 30, 2011	December 31, 2010
	(UNAUDITED)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$10,112	$11,469
Short-term investments	2,000	4,999
Accounts receivable, net of allowance of $50 at June 30, 2011 and December 31, 2010	2,769	3,352
Prepaid expenses and other current assets	139	15

Total current assets	15,020	19,835

Property and equipment, net	237	247

Debt issuance costs, net	3,296	3,504

Total assets	$18,553	$23,586

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$637	$332
Accrued liabilities	461	511
Accrued compensation and related expense	513	620
Accrued royalties	918	892
Accrued interest	3,116	3,376
Deferred revenues	75	75

Total current liabilities	5,720	5,806
Non-recourse secured notes payable	60,000	60,000

Total liabilities	65,720	65,806

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—

Common stock, $0.01 par value, 240,000,000 shares authorized; 94,822,593 shares issued and outstanding at June 30, 2011 and December 31, 2010	948	948
Additional paid-in capital	149,683	149,417
Accumulated deficit	(197,798)	(192,585)

Total stockholders’ deficit	(47,167)	(42,220)

Total liabilities and stockholders’ deficit	$18,553	$23,586

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2010.

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2011	2010	2011	2010
Revenues:
Royalties	$2,869	$2,470	$5,785	$4,729
Licensing fee and milestone amortization	200	—	200	—
Other product and service revenues	—	—	194	23

Total revenues	3,069	2,470	6,179	4,752

Expenses:
Research and development	1,404	1,039	2,570	2,183
General and administrative	1,509	984	2,752	2,204
Cost of revenues, principally royalties to third parties	368	336	945	639

Total expenses	3,281	2,359	6,267	5,026

Income (loss) from operations	(212)	111	(88)	(274)

Interest expense and other, net	(2,561)	(2,561)	(5,125)	(5,115)

Net loss	$(2,773)	$(2,450)	$(5,213)	$(5,389)

Net loss per share:
Loss per share - basic	$(0.03)	$(0.03)	$(0.05)	$(0.06)

Loss per share - diluted	$(0.03)	$(0.03)	$(0.05)	$(0.06)

Weighted average shares used in per-share calculation:
- Basic	94,823	94,769	94,823	94,759

- Diluted	94,823	94,769	94,823	94,759

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(in thousands)	2011	2010
OPERATING ACTIVITIES:
Net loss	$(5,213)	$(5,389)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30	132
Amortization of debt issuance costs	208	207
Stock-based compensation	266	156
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	583	646
Prepaid expenses and other current assets	(124)	(51)
Accounts payable	305	83
Accrued liabilities	(50)	(103)
Accrued compensation and related expense	(107)	(540)
Accrued royalties	26	15
Accrued interest	(260)	453

Net cash used in operating activities	(4,336)	(4,391)

INVESTING ACTIVITIES:
Purchase of property and equipment	(20)	(138)
Decrease in short-term investments	2,999	13,499

Net cash provided by investing activities	2,979	13,361

FINANCING ACTIVITIES:
Issuance of common stock from exercise of options and employee purchase plan, net of issuance costs	—	9
Payment of capital lease obligation	—	(5)

Net cash provided by financing activities	—	4

Net increase (decrease) in cash and cash equivalents	(1,357)	8,974
Cash and cash equivalents at beginning of period	11,469	7,222

Cash and cash equivalents at end of period	$10,112	$16,196

Supplemental disclosure of cash flow information:
Interest received	$7	$9

Interest paid	$5,184	$4,463

Income taxes	$1	$—

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Notes to Condensed Consolidated Financial Statements

June 30, 2011

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any future period.

The Company operates in one segment using one measure of profitability to manage its business. Revenues are primarily royalties from the North American license (the “Merck License Agreement”) of AzaSite to Inspire Pharmaceuticals, Inc. (“Inspire”). On May 16, 2011, Merck & Co. (“Merck”) completed its acquisition of Inspire and Inspire is currently a wholly-owned subsidiary of Merck. All of the Company’s long-lived assets are located in the United States.

These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Use of Estimates

The preparation of financial statements requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value Measurements

The Company measures assets and liabilities at fair value. The levels of fair value measurements are:

Level 1:	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company had no Level 2 assets at June 30, 2011.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company had no Level 3 assets or liabilities at June 30, 2011.

At June 30, 2011, $11.3 million of our cash and cash equivalents and short-term investments consisted of Level 1 United States Treasury backed money market funds.

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

The Company has long-term debt in the form of non-recourse, secured notes payable with a fixed interest rate, which constitute $60 million of Level 2 borrowings outstanding at June 30, 2011, with an interest rate of 16%. At June 30, 2011, the face value of the Company’s long-term debt was estimated to be approximately the fair value based on current market rates.

Short-Term Investments

The Company’s investment policy is to limit the risk of principal loss of invested funds by generally attempting to limit market risk. Accordingly, the Company’s short-term investments of $2.0 million are currently invested in United States Treasury securities with original maturities of twelve months or less. They are classified as trading securities principally bought and held for the purpose of selling them in the near term with unrealized gains and losses included in earnings. As of June 30, 2011, the unrealized gains on these short-term investments were under $1,000.

Recent Accounting Pronouncements

In October 2009, the FASB issued an amendment to accounting standards related to multiple-deliverable revenue arrangements. The amendment requires entities to allocate revenue in multiple-deliverable revenue arrangements using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. The standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The Company adopted this standard during the period ended March 31, 2011. The adoption did not impact the Company’s consolidated financial position or results of operations since the Company did not enter into or materially modify revenue arrangements during the period ended June 30, 2011.

In January 2010, the FASB issued an amendment to accounting standards related to fair value disclosures. The amendment requires entities to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosure about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. The standard is effective for interim and annual reporting periods beginning after December 31, 2009, except for the Level 3 disclosure. The Company adopted this standard during the period ended March 31, 2010. The adoption did not impact the Company’s consolidated financial position or results of operations. The Level 3 disclosure is effective for interim and annual reporting periods beginning after December 31, 2010. The Company adopted the Level 3 disclosure requirement during the period ended March 31, 2011. The adoption did not impact the Company’s consolidated financial position, results of operations or disclosure requirements since the Company has no Level 3 assets or liabilities.

Note 2. Stock-Based Compensation

Equity Incentive Program

In 2007, the Company’s stockholders approved the Company’s 2007 Performance Incentive Plan (the “2007 Plan”), that provides for grants of options and other equity-based awards to the Company’s employees, directors and consultants. Options granted under this plan, and its predecessor plan, expire 10 years after the date of grant and become exercisable at such times and under such conditions as determined by the Company’s Board of Directors (generally with

25% vesting after one year and the balance vesting on a daily basis over the next three years of service). Upon termination of the optionee’s service, unvested options terminate and vested options generally expire three months thereafter. Only nonqualified stock options have been granted under these plans to date. On January 1 of each calendar year during the term of the 2007 Plan, the shares of common stock available for issuance under the 2007 Plan will be increased by the lesser of (i) 2% of the total outstanding shares of common stock on December 31 of the preceding calendar year and (ii) 3,000,000 shares.

Employee Stock-based Compensation

Our stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

The effect of recording stock-based compensation for the three and six months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Stock-based compensation expense by type of award:
Employee stock options	$132	$96	$266	$156

Total stock-based compensation	$132	$96	$266	$156

Stock-based compensation included in expense line items in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Research and development	$24	$24	$56	$27
General and administrative	108	72	210	129

	$132	$96	$266	$156

During the six months ended June 30, 2011 and 2010, the Company granted options to purchase 1,662,500 and 1,630,000 shares, respectively, of common stock with an estimated total grant date fair value of $483,000 and $467,000, respectively. Based on the Company’s historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 10% for its options for all periods disclosed. Accordingly, of the $483,000 and $467,000, the Company estimated that the stock-based compensation for the awards not expected to vest is $95,000 and $92,000, respectively.

As of June 30, 2011, unrecorded deferred stock-based compensation balance related to stock options was $1.3 million and will be recognized over an estimated weighted-average amortization period of 2.8 years.

Valuation assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model using the graded-vesting method with the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
Stock Options	2011	2010	2011	2010
Risk-free interest rate	1.6%	2.6%	2.0%	2.6%
Expected term (years)	5	5	5	5
Expected dividends	0.0%	0.0%	0.0%	0.0%
Volatility	90.5%	85.6%	89.2%	85.6%

The expected dividend yield is set as zero because the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock and the expected moderation in future volatility over the period commensurate with the expected life of the options and other factors. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded U.S. Treasury securities for terms equal to the expected term of the options. The expected term calculation is based on the terms utilized by the Company’s peers, observed historical option exercise behavior and post-vesting forfeitures of options by the Company’s employees.

The following is a summary of activity for the indicated periods:

	Number of shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	8,935,463	$0.40	8.79	$211
Granted	1,662,500	0.42
Exercised	—	0.00
Forfeited	—	0.00
Expired	(45,000)	1.78

Outstanding at June 30, 2011	10,552,963	$0.40	8.54	$3,325

Options vested and expected to vest at June 30, 2011	9,709,526	$0.40	8.47	$3,056
Options exercisable at June 30, 2011	3,489,710	$0.48	7.17	$978

At June 30, 2011, the Company had 2,149,934 shares of common stock available for grant or issuance under its 2007 Plan. The weighted average grant date fair value of options granted during the six months ended June 30, 2011 and 2010 was $0.29 per share. The intrinsic value of options exercised during the six months ended June 30, 2010 was $7,000. No options were exercised during the six months ended June 30, 2011.

The following table summarizes information concerning outstanding and exercisable options as of June 30, 2011:

	Options Outstanding at June 30, 2011			Options Vested and Exercisable at June 30, 2011
		Weighted-Average
Range of Exercise Prices	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.20 - $0.22	1,480,000	7.63	$0.21	875,534	$0.21
$0.28 - $0.33	950,000	9.46	$0.33	—	$0.00
$0.35 - $0.35	2,844,374	9.42	$0.35	—	$0.00
$0.36 - $0.36	1,700,000	9.17	$0.36	300,000	$0.36
$0.38 - $0.41	925,000	8.30	$0.38	925,000	$0.38
$0.42 - $0.42	1,430,000	8.75	$0.42	445,567	$0.42
$0.52 - $1.35	1,008,588	6.08	$0.71	728,608	$0.71
$1.46 - $1.46	20,001	5.76	$1.46	20,001	$1.46
$1.50 - $1.50	115,000	4.59	$1.50	115,000	$1.50
$1.59 - $1.59	80,000	5.84	$1.59	80,000	$1.59

	10,552,963	8.54	$0.40	3,489,710	$0.48

The following table details the Company’s nonvested options activity for the period ended June 30, 2011:

	Number of shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2010	6,045,744	$0.23
Granted	1,662,500	0.29
Vested	(644,991)	0.22
Forfeited	—	0.00

Outstanding at June 30, 2011	7,063,253	$0.24

Note 3. Net Loss per Share

Basic net loss per share has been computed using the weighted-average number of common shares outstanding during the period. Dilutive net loss per share is computed using the sum of the weighted average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options and warrants. Potentially dilutive securities have been excluded from the computation of diluted net loss per share in 2011 and 2010 as their inclusion would be antidilutive. At June 30, 2011 and 2010, 11,510,978 and 10,913,174 options and warrants were excluded from the calculation of diluted net loss per share because the effect was anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended June 30,		Six months ended June 30,
( in thousands, except per share data)	2011	2010	2011	2010
Numerator:
Net loss	$(2,773)	$(2,450)	$(5,213)	$(5,389)

Denominator:
Weighted-average shares outstanding	94,823	94,769	94,823	94,759
Effect of dilutive securities:
Stock options and warrants	—	—	—	—

Weighted-average shares outstanding for diluted loss per share	94,823	94,769	94,823	94,759

Net loss per share:
Basic	$(0.03)	$(0.03)	$(0.05)	$(0.06)

Diluted	$(0.03)	$(0.03)	$(0.05)	$(0.06)

Note 4. Common Stock Warrants

The following table shows outstanding warrants as of June 30, 2011. All of the outstanding warrants have cashless exercise provisions. All warrants are exercisable for common stock.

Date Issued	Warrant Shares	Exercise Price	Expiration Date	Potential Total Cash if Exercised
August 16, 2006	958,015	$1.51	August 15, 2011	1,446,603

Note 5. Subsequent Events

The Company evaluated subsequent events through the date on which the financial statements were issued.

On July 18, 2011, the Company completed a private placement financing transaction in which it sold common stock and warrants. The Company sold a total of 36,978,440 shares of common stock, at a price of $0.60 per share, and issued warrants to purchase 14,791,376 shares of common stock. The warrants are exercisable at $0.75 per share and expire five years from the date of issuance. Piper Jaffray & Co. served as the exclusive placement agent for this transaction which resulted in $22.2 million in gross proceeds and approximately $20.2 million in net proceeds to the Company after deducting placement agent fees, legal, accounting and other costs associated with the transaction. The Company intends to use the net proceeds of the transaction to fund clinical trials and for general corporate purposes, including working capital.

The Company determined that there were no other subsequent events that required adjustments or disclosures to the financial statements for the quarter ended June 30, 2011.

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

•

AzaSite® (azithromycin ophthalmic solution) 1% is a DuraSite formulation of azithromycin, a broad spectrum ocular antibiotic approved by the FDA in April 2007 to treat bacterial conjunctivitis (pink eye). It was launched in the United States by Inspire Pharmaceuticals (Inspire) in August 2007. Additional indications are being pursued for this product. The key advantages are a significantly reduced dosing regimen leading to better compliance and outcome, with a broad spectrum antibiotic, and a lowered probability of bacterial resistance based on high tissue concentration. On May 16, 2011, Merck acquired Inspire and Inspire became a wholly-owned subsidiary of Merck.

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

•

AzaSite Plus (ISV-502) is a fixed combination of azithromycin and dexamethasone in DuraSite for the treatment of ocular inflammation and infection (blepharitis and/or blepharoconjunctivitis) for which there is no FDA approved indicated treatment; we completed the first Phase 3 trial in November 2008. AzaSite Plus was very well tolerated. However, the trial did not achieve its primary endpoint as defined by the previous protocol. We discussed the results of this trial with the FDA and determined a new development plan for this product candidate. In May 2011, the Company reached an agreement with the U.S. Food and Drug Administration (FDA) on a Special Protocol Assessment (SPA) for the design of a Phase 3 clinical trial of AzaSite Plus in patients with blepharitis. An SPA is a written agreement with the FDA that the study design and planned analysis of the sponsor’s Phase 3 clinical trial adequately addresses the objectives necessary to support a regulatory submission.

•

DexaSite (ISV-305) is a DuraSite formulation of dexamethasone in development for the treatment of ocular inflammation. We have met with the FDA to discuss the development pathway for this product candidate. DexaSite is included in the Phase 3 clinical trial SPA for AzaSite Plus.

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

•

ISV-101 is a DuraSite formulation with a low concentration of bromfenac for the treatment of dry eye disease. We filed an Investigational New Drug Application (IND) for this product candidate in the first quarter of 2011. We plan to conduct a Phase 1/2 clinical trial for this product candidate.

Business Strategy.

Our business strategy consists of the following:

1.	Develop our pipeline of ocular product candidates. We seek to identify new product candidates that consist of proven drugs that can be improved by formulation in DuraSite, which substantially reduces the clinical risk in these product candidates. We plan to conduct preclinical and clinical testing of our portfolio product candidates.

2.	Monetize our product candidates. At the appropriate time, we seek to partner with larger pharmaceutical companies to complete the clinical development and manufacture and market these products. Partnering agreements generally include upfront and milestone payments, as well as on-going royalty payments upon commercialization, for the Company.

Major Developments

Our major developments and events in 2011 included:

•	In July 2011, we received $22.2 million in gross proceeds ($20.2 million, net) from a private placement financing transaction;

•	In May 2011, we received an SPA from the FDA for the Phase 3 clinical trial of AzaSite Plus and DexaSite;

•	In May 2011, Merck acquired Inspire;

•	In January 2011, we received positive top-line results from the Phase 1/2 clinical trial for ISV-303; and

•	In January 2011, we filed an IND for ISV-101.

Results of Operations

Revenues.

The Company had total revenues for the three months ended June 30, 2011 and 2010 of $3.1 million and $2.5 million, respectively. Revenues in the second quarter of 2011 primarily consisted of $2.6 million of royalties from net sales of AzaSite by Merck (formerly Inspire prior to its acquisition on May 16, 2011) compared to $2.4 million in the second quarter of 2010. This increase was driven by a 10% increase in AzaSite net sales by Merck. Revenues in the second quarter of 2011 also included $0.2 million of royalties from net sales of Besivance by Bausch & Lomb compared to $0.1 million in the second quarter of 2010. Revenues in the second quarter of 2011 also included $0.2 million from the amortization and recognition of international license fee payments for AzaSite.

Total revenues for the six months ended June 30, 2011 and 2010 were $6.2 million and $4.8 million, respectively. Revenues in the six months ended June 30, 2011 primarily consisted of $5.4 million of royalties from net sales of AzaSite by Merck, compared to $4.6 million in the six months ended June 30, 2010. This increase was driven by a 17% increase in AzaSite net sales by Merck. Revenues in the six months ended June 30, 2011 also included $0.4 million of royalties from net sales of Besivance by Bausch & Lomb compared to $0.2 million in same period of prior year. Revenues in the six months ended June 30, 2011 also included $0.2 million from the amortization and recognition of international license fee payments for AzaSite and $0.2 million from the sale of azithromycin to Merck under a supply agreement (the “Supply Agreement”).

Research and development expenses.

Our research and development (R&D) expenses for the three and six months ended June 30, 2011 and 2010 were:

R&D Cost by Program

(in millions)

	Three months ended June 30,		Six months ended June 30,
Program	2011	2010	2011	2010
ISV-303	$0.3	$0.1	$0.4	$0.3
AzaSite Plus/DexaSite	0.2	—	0.3	—
AzaSite	0.1	0.1	0.1	0.4
New products and other	—	—	0.2	—
Programs - non-specific	0.8	0.8	1.6	1.5

Total	$1.4	$1.0	$2.6	$2.2

For the three and six months ended June 30, 2011, program expenses primarily consisted of non-specific program costs which comprised facility, internal personnel and stock-based compensation costs that are not allocated to a specific development program. Our ISV-303 program expenses primarily related to the Phase 1/2 clinical trial that was initiated in August 2010 and ended in the first quarter of 2011. Our AzaSite Plus/DexaSite program expenses primarily related to costs to prepare for a new Phase 3 clinical trial. In addition, we continue to develop new product candidates.

For the three and six months ended June 30, 2010, program expenses consisted primarily of non-specific program costs which comprised facility, internal personnel and stock-based compensation costs. Our ISV-303 program expenses primarily related to preclinical experiments. Our AzaSite program expenses represented costs incurred to prepare for the distribution and manufacture of AzaSite internationally.

General and administrative expenses.

General and administrative expenses for the three months ended June 30, 2011 and 2010 were $1.5 million and $1.0 million, respectively. General and administrative expenses for the six months ended June 30, 2011 and 2010 were $2.8 million and $2.2 million, respectively. In 2011, the Company incurred higher personnel-related costs due to an increase in headcount and higher legal expenses pertaining to patent litigation with the Regents of the University of California and Sandoz, Inc.

Cost of revenues.

Cost of revenues for the three months ended June 30, 2011 and 2010 were $0.4 million and $0.3 million, respectively. Cost of revenues for the six months ended June 30, 2011 and 2010 were $0.9 million and $0.6 million, respectively. Cost of revenues were primarily comprised of royalties accrued for third parties, including Pfizer. For the six months ended June 30, 2011, cost of revenues also included $0.2 million for the cost of the azithromycin supplied to Merck under the Supply Agreement.

Interest expense and other, net.

Interest expense and other, net, for the three months ended June 30, 2011 and 2010 was an expense of $2.6 million. Interest expense and other, net, for the six months ended June 30, 2011 and 2010 was an expense of $5.1 million. The expense is primarily related to interest on our secured notes payable.

Liquidity and Capital Resources

In recent years, we have financed our operations primarily through private placements, debt financings and payments from corporate collaborations. At June 30, 2011, our cash and cash equivalents and short-term investments were $10.1 million and $2.0 million, respectively. It is our policy to invest our cash and cash equivalents and short-term investments in highly liquid securities, such as interest-bearing money market funds, treasury and federal agency notes. The current uncertain credit markets may affect the liquidity of such money market funds or other cash investments.

Net cash used in operating activities was $4.3 million and $4.4 million for the six months ended June 30, 2011 and 2010, respectively. The decrease primarily resulted from the timing of payments for operating expenses.

Net cash provided by investing activities was $3.0 million and $13.4 million for the six months ended June 30, 2011 and 2010, respectively. In 2011 and 2010, the Company converted short-term investments to cash and cash equivalents.

There were no financing activities for the six months ended June 30, 2011. Net cash provided by financing activities was $4,000 for the six months ended June 30, 2010. Subsequent to the quarter end June 30, 2011, the Company completed a private placement financing transaction in which it sold common stock and warrants which resulted in approximately $20.2 million in net proceeds to the Company after deducting placement agent fees, legal, accounting and other costs associated with the transaction. The Company intends to use the net proceeds of the transaction to fund clinical trials and for general corporate purposes, including working capital.

Recent Accounting Pronouncements

In October 2009, the FASB issued an amendment to the accounting standards related to multiple-deliverable revenue arrangements. The amendment requires entities to allocate revenue in multiple-deliverable revenue arrangements using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. The standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. We adopted this standard during the period ended March 31, 2011. The adoption did not impact our consolidated financial position or results of operations since we did not enter into or materially modify revenue arrangements during the period ended June 30, 2011.

In January 2010, the FASB issued an amendment to accounting standards related to fair value disclosures. The amendment requires entities to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosure about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. The standard is effective for interim and annual reporting periods beginning after December 31, 2009, except for the Level 3 disclosure. We adopted this standard during the period ended March 31, 2010. The adoption did not impact our consolidated financial position or results of operations. The Level 3 disclosure is effective for interim and annual reporting periods beginning after December 31, 2010. We adopted the Level 3 disclosure requirement during the period ended March 31, 2011. The adoption did not impact our consolidated financial position, results of operations or disclosure requirements since we have no Level 3 assets or liabilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates.

We have long-term debt in the form of non-recourse, secured notes payable with fixed interest rates. As a result, our exposure to market risk caused by fluctuations in interest rates is minimal. We had $60 million in borrowings outstanding as of June 30, 2011, with a fixed interest rate of 16%. If the market interest rates increase by 10% from the June 30, 2011 levels, it would not result in an increase in interest expense. As of June 30, 2011, the face value of our long-term debt was estimated to be approximately the fair value based on current market rates.

The securities in our investment portfolio are not leveraged and are subject to minimal interest rate risk. Due to their original maturities of twelve months or less, the securities are classified as cash and cash equivalents or short-term investments. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio. While a hypothetical decrease in market interest rates by 10 percent from the June 30, 2011 levels would cause a decrease in interest income, it would not likely result in loss of principal.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to various claims and legal actions during the ordinary course of our business. On November 30, 2009, a patent interference was declared before the Board of Patent Appeals and Interferences on certain U.S. patents covering AzaSite. Regents of the University of California (the “University”) assert that the inventions contained in these patents were made by a former employee of the University alone, and without collaboration with the Company. They are asserting that they own those inventions, and that they are entitled to an award of priority of invention and a judgment that the inventions are not patentable to the Company. In May 2011, the Company received a U.S. Patent and Trademark Office (“USPTO”) ruling that the AzaSite patent interference brought by the University will proceed to the priority phase, or trial phase. The USPTO also determined that all evidence should be submitted, and the final oral arguments completed before the end of 2011. The Company continues to believe the University’s assertions are without merit and that the evidence supporting the inventorship and priority supports the company in this matter. The Company will continue to vigorously defend its position.

We received a letter dated April 15, 2011 from Sandoz, Inc. (“Notice Letter”) providing notice that Sandoz has filed an Abbreviated New Drug Application (“ANDA”) with the Food and Drug Administration (“FDA”) seeking marketing approval for a 1% azithromycin ophthalmic solution (the “Sandoz Product”) prior to the expiration of the five US patents listed in the Orange Books for AzaSite, which include four of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Sandoz ANDA filing, Sandoz alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed by the Sandoz Product. On May 26, 2011, Merck, Pfizer, and the Company filed a patent infringement lawsuit against Sandoz. The companies have agreed that Merck will take the lead in prosecuting this lawsuit. The filing of this lawsuit triggered an automatic stay, or bar, of the FDA’s approval of the ANDA for up to 30 months or until a final court decision of the infringement lawsuit, whichever comes first. We intend to vigorously enforce our patent rights relating to AzaSite and vigorously contest any Sandoz assertions that these patents are invalid or unenforceable.

We believe that there are currently no other claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

Item 1A.	Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in our quarterly report on Form 10-Q for the year ended March 31, 2011.

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

Clinical trials, such as the recently completed ISV-303 clinical trial, are expensive, time-consuming and difficult to design, enroll and implement and there can never be any assurance that the results of such clinical trials will be favorable

Human clinical trials for our product candidates are very expensive and difficult to design, enroll and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We may experience difficulties or delays in enrolling our clinical trials, which can delay the trials and our ability to obtain ultimate approval of our product candidates. In addition, we require various clinical materials to conduct our clinical trials and any unavailability or delay in our ability to obtain these materials may delay our trials, cause them to be more expensive or preclude us from completing these trials, which would harm our ability to obtain approval for our product candidates and therefore harm our business. We estimate that any particular clinical trial may take over a year to complete. Furthermore, we could encounter problems that might cause us to abandon or repeat clinical trials resulting in additional expense, further delays and potentially preventing the completion of such trials. The commencement and completion of clinical trials may be delayed or terminated due to several factors, including:

•	unforeseen safety issues;

•	lack of effectiveness during clinical trials;

•	difficulty in determining dosing and trial protocols;

•	slower than expected rates of patient recruitment;

•	difficulties in obtaining clinical materials or participants necessary for the conduct of our clinical trials;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of clinical investigators to follow our clinical protocols.

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

Our strategy for commercialization of our products requires us to enter into successful arrangements with corporate collaborators

We generally intend to enter into partnering and collaborative arrangements with respect to the commercialization of our product candidates, such as AzaSite Plus, DexaSite and ISV-303. However, we cannot assure you that we will be able to enter into such arrangements or that they will be beneficial to us. The success of our partnering and collaboration arrangements will depend upon many factors, including:

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

We may not be able to conclude arrangements with third parties to support the commercialization of our products on acceptable terms, or at all, and may not be able to maintain any arrangement that we do enter into. If we pursue a partnership for AzaSite Plus, DexaSite or our other product candidates prior to completing the Phase 3 trials, we will likely receive less favorable economic terms than if we completed successful Phase 3 trials.

The commercial success of our products is dependent on the diligent efforts of our corporate collaborators

Because we generally rely on third parties for the marketing and sale of our products, revenues that we receive will be highly dependent on the efforts and success of these third parties, particularly our partner Merck. Upon Merck’s acquisition of Inspire, we are now reliant on Merck’s efforts to commercialize AzaSite. Our partners may terminate their relationships with us and/or may not diligently or successfully market or sell our products. These partners may also pursue alternative or competing technologies or develop alternative products either on their own or in collaboration with others, including our competitors. In addition, marketing consultants and contract sales organizations that we may use in the future for our products may market products that compete with our products and we must rely on their efforts and ability to market and sell our products effectively.

If we fail to enter into future collaborations or our current collaborations are terminated, we will need to enter into new collaborations or establish our own sales and marketing organization

We may not be able to enter into or maintain collaborative arrangements with third parties, including Merck. If we are not successful in entering into future collaborations or maintaining our existing collaborations, particularly with Merck, we may be required to find new corporate collaborators or establish our own sales and marketing organization. We do not have a long-standing relationship with Merck and do not know their plans with respect to AzaSite and its marketing. There can be no assurance that we will receive higher royalty revenues from Merck than we did from Inspire as an independent company. Under the terms of the Merck License Agreement, Merck may terminate the agreement at any time. If Merck were to terminate the agreement, we would have to find a new marketing partner or market AzaSite ourselves. There can be no assurance that any new partnership would be on the similar terms as the Merck License Agreement. We have no experience in sales, marketing or distribution and establishing such an organization would be costly. Moreover, there is no guarantee that a sales and marketing organization would be successful once established. If we are unable to maintain existing collaborations, enter into additional collaborations or successfully market our products ourselves, our revenues and financial results would be significantly harmed.

Our future success depends on our ability to engage third parties to assist us with the development of new products, new indications for existing products and in the conduct of our clinical trials to achieve regulatory approval for commercialization and any failure or delay by those parties to fulfill their obligations could adversely affect our development and commercialization plans

For our business model to succeed, we must continually develop new products or discover new indications for our existing products. As part of that process, we rely on third parties such as clinical research organizations, clinical investigators and outside testing labs for development activities, such as Phase 2 and/or Phase 3 clinical testing, and to assist us in obtaining regulatory approvals for our product candidates. We rely heavily on these parties for successful execution of their responsibilities but have no control over how these parties manage their businesses and cannot assure you that such parties will diligently or effectively perform their activities. For example, the clinical investigators that have conducted our clinical trials, including our first Phase 3 trial for AzaSite Plus and Phase 1/2 trial for ISV-303, were not our employees and we anticipate that any future Phase 3 trials of AzaSite Plus, DexaSite or ISV-303 will also be conducted by a third party. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocols, rules and regulations or in accordance with the general investigational plan and protocols for the trial as well as the various rules and regulations governing clinical trials in the United States and abroad. Any failure by those parties to perform their duties effectively and on a timely basis could harm our ability to develop and commercialize new products, harm our business and subject us to potential liabilities.

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

We may require additional licenses or be subject to expensive and uncertain patent litigation in order to sell our products

A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with our technologies or patent applications. As is common in the pharmaceutical and biotech industry, from time to time we receive notices from third parties alleging various challenges to our patent rights. Such conflicts, if proven, could invalidate our issued patents, limit the scope of the patents, if any, that we may be able to obtain, result in the denial of our patent applications or block our rights to exploit our technology. If the United States Patent and Trademark Office (“USPTO”), or foreign patent agencies have issued or in the future issue patents to other companies that cover our activities, we may not be able to obtain licenses to these patents at a reasonable cost, or at all, or be able to develop or obtain alternative technology. If we do not obtain such licenses, we could encounter delays in or be precluded altogether from introducing products to the market. If we are required to obtain additional licenses from third parties for the sale by Merck of AzaSite in the United States and Canada, we will be required to pay for such additional licenses from our existing cash under the terms of the $60 million in aggregate principal amount of non-convertible, non-recourse promissory notes due in 2019 (the “AzaSite Notes”).

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

A patent interference was declared before the Board of Patent Appeals and Interferences on certain U.S. patents covering AzaSite. Regents of the University assert that the inventions contained in these patents were made by a former employee of the university alone, and without collaboration with the Company. They are asserting that they own those inventions, and that they are entitled to an award of priority of invention and a judgment that the inventions are not patentable to the Company. In May 2011, the Company received a USPTO ruling that the AzaSite patent interference brought by the University will proceed to the Priority Phase, or trial phase. The USPTO also determined that all evidence should be submitted, and the final oral arguments completed before the end of 2011. The Company believes the University’s assertions are without merit and intends to vigorously contest those assertions. An adverse outcome of this interference could impact our royalty stream from Merck for AzaSite.

We received the Notice Letter providing notice that Sandoz has filed an ANDA with the FDA seeking marketing approval for the Sandoz Product prior to the expiration of the five U.S. patents listed in the Orange Books for AzaSite which include four of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Sandoz ANDA filing, Sandoz alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed by the Sandoz Product. On May 26, 2011, Merck, Pfizer, and the Company filed a patent infringement lawsuit against Sandoz. The companies have agreed that Merck will take the lead in prosecuting this lawsuit. Merck, with the assistance of InSite and Pfizer, will vigorously defend the five U.S. patents related to AzaSite. InSite owns four U.S. patents covering AzaSite and its use, and an exclusive license to a Pfizer-owned azithromycin patent. The filing of this lawsuit triggered an automatic stay, or bar, of the FDA’s approval of the ANDA for up to 30 months or until a final court decision of the infringement lawsuit, whichever comes first. InSite believes that its four patents and the Pfizer patent were properly prosecuted with the USPTO and are valid, and will provide AzaSite exclusivity until March 2019. We intend to vigorously enforce our patent rights relating to AzaSite and vigorously contest any Sandoz assertions that these patents are invalid or unenforceable. An adverse decision would impact our royalty revenue stream for AzaSite.

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

In certain circumstances, we may lose the potential to receive future royalty payments after the AzaSite Notes are repaid in full or we may be required to pay damages for breaches of representations, warranties or covenants under certain of the AzaSite Note Financing Agreements

In February 2008, through a wholly-owned subsidiary, we issued $60 million in aggregate principal amount of AzaSite Notes, which are secured principally by royalty payments from future sales of AzaSite in North America, but not the right to receive such payments and by a pledge by us of all the outstanding equity interest in our subsidiary. If the AzaSite royalty payments are insufficient to repay the AzaSite Notes or if an event of default occurs under the indenture governing the AzaSite Notes, in certain circumstances, we would have to make payments on the AzaSite Notes out of our own cash resources, the royalty payments and our equity interest in our subsidiary may be foreclosed upon and we would lose the potential to receive future royalty payments after the AzaSite Notes are repaid in full and our intellectual property and other rights related to AzaSite. In addition, in connection with the issuance of the AzaSite Notes, we have made certain representations, warranties and covenants to our subsidiary and the holders of the AzaSite Notes (the “Noteholders”). If we breach these representations, warranties or covenants, such breach could trigger an event of default under the indenture and we could also be liable to our subsidiary or the Noteholders for substantial damages in respect of any such breach, which could harm our financial condition and ability to conduct our business as currently planned. See Note 6 of the Consolidated Financial Statements in our Annual Report on Form 10-K for a more complete description of the terms of the AzaSite Notes.

Merck’s failure to successfully market and commercialize AzaSite would harm sales of AzaSite and, therefore, would delay or prevent repayment of the AzaSite Notes, which would delay or prevent us from receiving future revenue from sales of AzaSite

The AzaSite Notes issued by our subsidiary will be repaid solely from royalties on net sales of AzaSite in the United States and Canada by Merck under the Merck License Agreement. Merck has assumed full control of all promotional, sales and marketing activities for AzaSite in these territories, and has sole control over the pricing of AzaSite. Accordingly, royalty payments in respect of net sales of AzaSite in the United States and Canada, if Merck markets AzaSite in Canada, will be entirely dependent on the actions, efforts and success of Merck, over whom neither we nor our subsidiary have control. The success of Merck’s commercialization of AzaSite and the timely repayment of the AzaSite Notes will depend on a number of factors, including:

•	the scope of Merck’s launch of AzaSite in the United States and Canada;

•	the effectiveness and extent of Merck’s promotional, sales and marketing efforts;

•	Merck’s deployment of resources to market and sell AzaSite;

•	Merck’s ability to build, train and retain an effective sales force;

•	Merck’s marketing efforts outside of the eye care professionals;

•	Merck’s ability to successfully market AzaSite to physicians and patients;

•	Merck’s pricing decisions regarding AzaSite;

•	Merck’s marketing and selling of any current or future competing products;

•	Merck’s ability to compete against competitors;

•	the discovery of any side effects or negative efficacy findings for AzaSite;

•	product recalls or product liability claims relating to AzaSite;

•	the introduction of generic competition;

•	competing products for the treatment of bacterial conjunctivitis obtain more favorable formulary status than AzaSite; and

•	the relevant parties’ ability to adequately maintain or enforce the intellectual property rights relevant to AzaSite.

Merck may determine to focus its resources on its internal development and other activities, which may harm it’s successful marketing of AzaSite and therefore impact our royalty payments.

Inspire has historically promoted AzaSite to eye care professionals. Pediatricians and primary care physicians write more than 67% of prescriptions for ophthalmic antibiotics. However, Inspire had no experience calling on pediatricians and primary care physicians. There can be no assurance that Merck will more broadly market AzaSite. Inspire’s focus on eye care professionals rather than pediatricians and primary care providers may have resulted, and if continued by Merck, may in the future result in lower AzaSite sales and therefore lower royalties paid to us. A large number of pharmaceutical companies, including those with competing products and those with products for indications that are completely unrelated to AzaSite, compete for the time and attention of eye care professionals, pediatricians and primary care physicians. Neither we nor our subsidiary have any control over how Merck manages and operates its sales force, how effective Merck’s sales efforts will be or Merck’s pricing decisions regarding AzaSite.

In addition, Merck depends on three pharmaceutical wholesalers for the vast majority of its AzaSite sales in the United States. These companies are Cardinal Health, McKesson Corporation and AmerisourceBergen. The loss of any of these wholesalers could harm sales of AzaSite. It is also possible that these wholesalers, or others, could decide to change their policies or fees, or both, in the future. This could cause Merck to incur higher product distribution costs, which would result in lower net sales of AzaSite.

Merck could deemphasize or sell or sublicense its rights to AzaSite. Neither we nor our subsidiary can prevent Merck from developing or licensing a product that competes with AzaSite or limiting or withdrawing its support of AzaSite. Our subsidiary’s ability to pay amounts due on the AzaSite Notes may be materially harmed to the extent Merck is unable or unwilling to successfully market and sell AzaSite. To the extent that our subsidiary fails to meet its payment obligations, we will have to make such payments out of our own cash resources in order to avoid a default under the AzaSite Notes, which we have done in the past. Our subsidiary again received insufficient royalties to make the interest payment in full that is due on August 15, 2011. We have the ability to make-up this shortfall with our own cash resources. This shortfall in interest payments constitutes a default under the indenture but not an event of default. To the extent that we pay in full the August 15th shortfall (plus interest thereon) by November 15, 2011, we will avoid triggering an event of default under the indenture. To the extent that an event of default occurs, the bondholders could seek available remedies, including foreclosure on our subsidiary. Our ability to receive future revenue from sales of AzaSite is dependent on our subsidiary repaying the AzaSite Notes in a timely fashion. If our subsidiary takes longer than anticipated to repay the AzaSite Notes, or if it defaults on the AzaSite Notes, we may not receive future revenue from AzaSite as currently planned, or at all.

Royalties under the Merck License Agreement may not be sufficient for our subsidiary to meet its payment obligations under the AzaSite Notes

Merck’s obligation to pay royalties on net sales of AzaSite under the Merck License Agreement expires on a country-by-country basis upon the later of 11 years from the first commercial sale of AzaSite or when the last valid claim under one of our licensed patents covering a subject product under the Merck License Agreement in the United States and Canada expires. In the United States, first commercial sales occurred in August 2007, therefore, the obligation to pay royalties expires in August 2018. While our subsidiary will be entitled to minimum royalties under the Merck License Agreement from Merck for five years after the first year of a commercial sale, such minimum royalties will not be sufficient for our subsidiary to meet its payment obligations under the AzaSite Notes and, therefore, it will be dependent on Merck’s successful sales and marketing efforts for AzaSite in order for it to receive royalties in excess of these minimum amounts. To the extent that royalties, including minimum royalties, are insufficient for our subsidiary to meet its payment obligations, we will have to make such payments out of our own cash resources in order to avoid a default under the notes, which we have done in the past. In addition, Merck’s obligation to pay minimum royalties is suspended during any period in which (i) the FDA or any other applicable regulatory authority has required any Merck licensed product to be withdrawn from the market or the marketing thereof otherwise to be suspended in the United States or (ii) Merck is unable, despite use of commercially reasonable efforts, to obtain supply of any Merck licensed product in finished form in commercially reasonable amounts necessary to launch or market such Merck licensed product in the United States.

Royalties under the Merck License Agreement are subject to a cumulative reduction or offset in the event of patent invalidity, generic competition, uncured material breaches by us or in the event that Merck is required to pay royalties, milestone payments or license fees to third parties for the continued use of AzaSite. The applicable royalty rate is also subject to reduction by up to 50% in any country during any period in which AzaSite does not have patent protection. These cumulative reductions or offsets could result in our subsidiary receiving significantly reduced or no royalties under the Merck License Agreement, which would delay repayment of the AzaSite Notes, or result in a default under the AzaSite Notes. In such circumstances we may not receive future revenue from AzaSite as currently planned, or at all.

If the Merck License Agreement is terminated in whole or in part while the AzaSite Notes remain outstanding, we will be forced to find a new third party collaborator for AzaSite, pursue commercialization efforts ourselves or else we will lose our right to certain intellectual property rights related to AzaSite to our subsidiary

In February 2008, in connection with our subsidiary’s issuance of the AzaSite Notes, we entered into the residual license agreement with our subsidiary (the “Residual License Agreement”). Under the terms of the Residual License Agreement, if the Merck License Agreement is terminated in the United States or Canada while the AzaSite Notes are outstanding, all of our rights to AzaSite in such country or countries will be licensed to our subsidiary and we have three months under the terms of the Interim Sublicense, which is a part of the Residual License Agreement, to find a new third party collaborator to undertake commercialization efforts with respect to AzaSite or pursue commercialization efforts ourselves in such country or countries. Merck can terminate the Merck License Agreement unilaterally in a variety of circumstances, including at any time in its discretion. If the Merck License Agreement is terminated, our efforts to find a new third-party collaborator or pursue direct commercialization efforts ourselves will divert the attention of senior management from our current business operations, which could delay the development or licensing of our other product candidates. If we elect to commercialize AzaSite ourselves, we may expend significant resources as we currently have no sales, marketing or distribution capabilities or experience, and have no current plans to establish any such resources, which may not be successful and could harm our financial condition and results of operation.

If we are unsuccessful in finding a new third party collaborator for AzaSite or elect not to pursue commercialization efforts ourselves, the Interim Sublicense will terminate and our subsidiary will retain all rights to the intellectual property with respect to AzaSite in the related country or countries in which the Merck License Agreement was terminated. If the Interim Sublicense terminates in accordance with the Residual License Agreement, our subsidiary may grant a sublicense under the license granted under the Residual License Agreement or pursue commercialization efforts itself. In any such circumstances, our subsidiary will remit for payment on the AzaSite Notes any royalties and other payments arising from the exercise of the license under the Residual License Agreement. As all economic value arising from the intellectual property subject to the Merck License Agreement shall remain with our subsidiary (whether or not the Merck License Agreement remains in effect and whether or not our subsidiary continues to be owned by us or our equity in the subsidiary is foreclosed upon by the Noteholders), while the AzaSite Notes are outstanding and following repayment thereof, we may never receive any future royalties or economic benefit from AzaSite and may lose rights to the intellectual property relating thereto.

We rely on a sole source for the supply of the active pharmaceutical ingredient for AzaSite

We currently have a single supplier for azithromycin, the active drug incorporated into AzaSite. Under the Merck License Agreement and the Supply Agreement, we have agreed to provide a supply of azithromycin to Merck for the manufacture of AzaSite in the Territory, which we currently arrange through one supplier. The supplier of azithromycin has a drug master file on the compound with the FDA and is subject to the FDA’s review and oversight. The supplier’s manufacturing facility is subject to potential natural disasters, including earthquakes, hurricanes, tornadoes, floods, fires or explosions, and other interruptions in operation due to factors including labor unrest or strikes, failures of utility services or microbial or other contamination. If the supplier failed or refused to continue to supply us, if the FDA were to identify issues in the production of azithromycin that the supplier was unable to resolve quickly and cost-effectively, or if other issues were to arise that impact production, Merck’s ability to manufacture and commercialize AzaSite could be interrupted, and our subsidiary’s ability to pay amounts due on the AzaSite Notes may be materially harmed, which could force us to make such payments out of our own cash resources in order to avoid a default under the AzaSite Notes and prevent or delay our ability to receive future revenue from AzaSite. Additional suppliers for azithromycin exist, but qualification of an alternative source could be time consuming and expensive and, during such qualification process, could negatively impact the sales of AzaSite. There is also no guarantee that these additional suppliers can supply sufficient quantities or quality product at a reasonable price, or at all. While we are required to maintain a certain level of inventory of azithromycin to support Merck’s manufacturing needs, that inventory may not be sufficient to prevent an interruption in the availability of AzaSite.

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

If we engage in acquisitions, we will incur a variety of costs and the anticipated benefits of the acquisitions may never be realized

In the future, we may pursue acquisitions of companies, product lines, technologies or businesses that our management believes may be complementary or otherwise beneficial to us. Any of these acquisitions, if completed, could harm our business. Future acquisitions may result in substantial dilution to our stockholders, the expenditure of our current cash resources, the incurrence of additional debt and amortization expenses related to goodwill, research and development and other intangible assets. In addition, acquisitions would involve many risks for us, including:

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

Management and principal stockholders may be able to exert significant control on matters requiring approval by our stockholders

As of June 30, 2011, our management and principal stockholders (those owning more than 5% of our outstanding shares) together beneficially owned approximately 32% of our shares of common stock. As a result, our management and principal stockholders, acting together or individually, may be able to exert significant control on matters requiring approval by our stockholders, including the election of all or at least a majority of our Board of Directors, the approval of amendments to our charter, and the approval of business combinations and certain financing transactions. In September 2008, a group of our stockholders prevailed in a proxy contest that resulted in the replacement of all members of our Board of Directors.

The market prices for securities of biopharmaceutical and biotechnology companies such as ours have been and are likely to continue to be highly volatile due to reasons that are related and unrelated to our operating performance and progress; we have not paid dividends in the past and do not anticipate doing so in the future

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances, the status of our relationships or proposed relationships with third-party collaborators, the results of testing and clinical trials, future sales of equity or debt securities by us, the exercise of outstanding options and warrants that could result in dilution to our current holders of common stock, developments in our patents or other proprietary rights or those of our competitors, our own or Merck’s failure to meet analyst expectations, any litigation regarding the same, technological innovations or new therapeutic products, governmental regulation, or public concern as to the safety of products developed by us or others and general market conditions concerning us, our competitors or other biopharmaceutical companies may have a significant effect on the market price of our common stock. For example, in the twelve months ended June 30, 2011, our closing stock price fluctuated from a high of $0.93 to a low of $0.25. Such fluctuations can lead to securities class action litigation. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

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

In light of the voting results with respect to the frequency of shareholder votes on executive compensation, the Company’s Board of Directors has decided that the Company will hold an annual advisory vote on the compensation of named executive officers until the next required vote on the frequency of shareholder votes on the compensation of executives. The Company expects to hold votes on frequency every six years.

Item 6.	Exhibits.

The information required under this Item appears under the heading “Exhibit Index” of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSITE VISION INCORPORATED

Dated: August 3, 2011	by:	/s/ Louis Drapeau
Louis Drapeau
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Table

10.40[1]	Form of Warrant, Registration Rights Agreement and Form of Securities Purchase Agreement.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from InSite Vision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

1	Incorporated by reference to an exhibit in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2011.