Form 10-Q
period 2011-09-30
INSITE VISION INC
filed 2011-11-02
CIK 802724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 26, 2011
Common Stock, $0.01 par value per share	131,801,033 shares

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

InSite Vision Incorporated

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in thousands, except share data)	2011	2010
ASSETS	(UNAUDITED)	(1)
Current assets:
Cash and cash equivalents	$3,838	$11,469
Short-term investments	25,491	4,999
Accounts receivable, net of allowance of $50 at September 30, 2011 and December 31, 2010	6,501	3,352
Prepaid expenses and other current assets	346	15

Total current assets	36,176	19,835
Property and equipment, net	320	247
Debt issuance costs, net	3,191	3,504

Total assets	$39,687	$23,586

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$497	$332
Accrued liabilities	604	511
Accrued compensation and related expense	716	620
Accrued royalties	946	892
Accrued interest	3,316	3,376
Non-recourse secured notes payable, current	1,442
Deferred revenues	75	75
Warrant liability	4,993

Total current liabilities	12,589	5,806
Non-recourse secured notes payable	58,558	60,000

Total liabilities	71,147	65,806

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized; 131,801,033 and 94,822,593 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1,318	948
Additional paid-in capital	163,509	149,417
Accumulated deficit	(196,287)	(192,585)

Total stockholders’ deficit	(31,460)	(42,220)

Total liabilities and stockholders’ deficit	$39,687	$23,586

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2010. See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010
Revenues:
Royalties	$6,613	$3,000	$12,398	$7,729
Licensing fee and milestone amortization	—	—	200	—
Other product and service revenues	—	235	194	258

Total revenues	6,613	3,235	12,792	7,987

Expenses:
Research and development	1,898	1,398	4,468	3,581
General and administrative	1,677	992	4,429	3,195
Cost of revenues, principally royalties to third parties	343	625	1,288	1,264

Total expenses	3,918	3,015	10,185	8,040

Income (loss) from operations	2,695	220	2,607	(53)
Interest expense and other, net	(2,547)	(2,565)	(7,672)	(7,681)
Change in fair value of warrant liability	1,363		1,363

Net income (loss)	$1,511	$(2,345)	$(3,702)	$(7,734)

Net income (loss) per share:
Income (loss) per share - basic	$0.01	$(0.02)	$(0.04)	$(0.08)

Income (loss) per share - diluted	$0.01	$(0.02)	$(0.04)	$(0.08)

Weighted average shares used in per-share calculation:
- Basic	124,968	94,769	104,982	94,762

- Diluted	126,726	94,769	104,982	94,762

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(in thousands)	2011	2010
OPERATING ACTIVITIES:
Net loss	$(3,702)	$(7,734)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58	197
Amortization of debt issuance costs	313	313
Stock-based compensation	419	254
Change in fair value of warrant liability	(1,363)
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	(3,149)	302
Prepaid expenses and other current assets	(331)	(282)
Accounts payable	165	(103)
Accrued liabilities	93	61
Accrued compensation and related expense	96	(497)
Accrued royalties	54	116
Accrued interest	(60)	359

Net cash used in operating activities	(7,407)	(7,014)

INVESTING ACTIVITIES:
Purchase of property and equipment	(131)	(141)
Decrease (increase) in short-term investments	(20,492)	14,499

Net cash provided by (used in) investing activities	(20,623)	14,358

FINANCING ACTIVITIES:
Issuance of common stock from priviate placement, net of issuance costs	20,399
Issuance of common stock from exercise of options, net of issuance costs	—	9
Payment of capital lease obligation	—	(5)

Net cash provided by financing activities	20,399	4

Net increase (decrease) in cash and cash equivalents	(7,631)	7,348
Cash and cash equivalents at beginning of period	11,469	7,222

Cash and cash equivalents at end of period	$3,838	$14,570

Supplemental disclosure of cash flow information:
Interest received	$22	$15

Interest paid	$7,441	$7,023

Income taxes	$—	$—

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Notes to Condensed Consolidated Financial Statements

September 30, 2011

(Unaudited)

Note 1. Significant Accounting Policies and Use of Estimates

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of InSite Vision Incorporated (“InSite” or the “Company”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the preparation of the condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any future period.

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

These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Use of Estimates

The preparation of financial statements requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Short-Term Investments

The Company’s investment policy is to limit the risk of principal loss of invested funds by generally attempting to limit market risk. Accordingly, as of September 30, 2011, the Company’s short-term investments of $25.5 million are currently invested in U.S. Treasury securities with original maturities of 12 months or less. They are classified as trading securities principally bought and held for the purpose of selling them in the near term with unrealized gains and losses included in earnings. As of September 30, 2011, the unrealized gains on these short-term investments were $3,000.

Warrant Liability

On July 18, 2011, the Company issued warrants to purchase shares of the Company’s common stock in connection with a private placement financing transaction. The Company accounted for these warrants as a liability measured at fair value due to a provision included in the warrant agreements that provide the warrant holders with an option to require the Company (or its successor) to purchase their warrants for cash in the event of a “Fundamental Transaction” (as defined in the warrant agreements). The actual amount of cash required if the option is exercised would be determined using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) as determined in accordance with the terms of the warrant agreements. The fair value of the warrant liability is estimated using the Black-Scholes Model which requires inputs such as the remaining term of the warrants, share price volatility and risk-free interest rate. These assumptions are reviewed on a monthly basis and changes in the estimated fair value of the outstanding warrants are recognized each reporting period in the Condensed Consolidated Statements of Operations under “Change in fair value of warrant liability”.

Fair Value Measurements

The Company measures assets and liabilities at fair value. The levels of fair value measurements are:

Level 1:	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company had no Level 2 assets at September 30, 2011.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company had no Level 3 assets at September 30, 2011.

At September 30, 2011, $29.3 million of the Company’s cash and cash equivalents and short-term investments consisted of Level 1 U.S. Treasury backed money market funds.

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

The Company has long-term debt in the form of non-recourse, secured notes payable with a fixed interest rate, which constitute $60 million of Level 2 borrowings outstanding at September 30, 2011, with an interest rate of 16%. At September 30, 2011, the face value of the Company’s long-term debt was estimated to be approximately the fair value based on current market rates.

As discussed above, the fair value of the warrant liability (Level 3) was initially recorded on the grant date and remeasured at September 30, 2011 using the Black-Scholes Model, which requires inputs such as the remaining term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop.

The fair value of the warrant liability was estimated using the following assumptions, as determined in accordance with the terms of the warrant agreements, at September 30, 2011 and July 18, 2011 (the date of grant):

	September 30,	July 18,
	2011	2011
Risk-free interest rate	1.0%	1.5%
Remaining term (years)	5	5
Expected dividends	0.0%	0.0%
Volatility	100.0%	100.0%

The expected dividend yield is set at zero because the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock and is equal to the greater of 100% or the 30-day volatility rate. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as published by the Federal Reserve and represent the yields on actively traded U.S. Treasury securities for a term equal to the remaining term of the warrants.

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2011 (in thousands):

Balance at December 31, 2010	$—
Initial fair value of warrants as of issuance in July 2011	6,356
Net decrease in fair value of warrant liability on remeasurment	(1,363)

Balance at September 30, 2011	$4,993

The net decrease in the estimated fair value of the warrant liability was recognized as income under “Change in fair value of warrant liability” in the Condensed Consolidated Statements of Operations.

Recent Accounting Pronouncements

In October 2009, the FASB issued an amendment to accounting standards related to multiple-deliverable revenue arrangements. The amendment requires entities to allocate revenue in multiple-deliverable revenue arrangements using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. The standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The Company adopted this standard during the period ended March 31, 2011. The adoption did not impact the Company’s consolidated financial position or results of operations since the Company did not enter into or materially modify revenue arrangements during the period ended September 30, 2011.

In January 2010, the FASB issued an amendment to accounting standards related to fair value disclosures. The amendment requires entities to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosure about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. The standard is effective for interim and annual reporting periods beginning after December 31, 2009, except for the Level 3 disclosure. The Company adopted this standard during the period ended March 31, 2010. The adoption did not impact the Company’s consolidated financial position or results of operations. The Level 3 disclosure is effective for interim and annual reporting periods beginning after December 31, 2010. The Company adopted the Level 3 disclosure requirement during the period ended March 31,2011. The adoption did not impact the Company’s consolidated financial position or results of operations. The Company had additional disclosure requirements that resulted from Level 3 liabilities.

Note 2. Stock-Based Compensation

Equity Incentive Program

In 2007, the Company’s stockholders approved the Company’s 2007 Performance Incentive Plan (the “2007 Plan”), that provides for grants of options and other equity-based awards to the Company’s employees, directors and consultants. Options granted under this plan, and its predecessor plan, expire 10 years after the date of grant and become exercisable at such times and under such conditions as determined by the Company’s Board of Directors (generally, with 25% vesting after one year and the balance vesting on a daily basis over the next three years of service). Upon termination of the optionee’s service, unvested options terminate and vested options generally expire three months thereafter. Only nonqualified stock options have been granted under these plans to date. On January 1 of each calendar year during the term of the 2007 Plan, the shares of common stock available for issuance under the 2007 Plan will be increased by the lesser of (i) 2% of the total outstanding shares of common stock on December 31 of the preceding calendar year and (ii) 3,000,000 shares.

Stock-based Compensation

The Company’s stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

The effect of recording stock-based compensation for the three and nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Stock-based compensation expense by type of award:
Employee stock options	$150	$98	$416	$254
Non-employee stock options	$3		$3

Total stock-based compensation	$153	$98	$419	$254

Stock-based compensation included in expense line items in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Research and development	$40	$24	$96	$51
General and administrative	113	74	323	203

	$153	$98	$419	$254

During the nine months ended September 30, 2011 and 2010, the Company granted options to purchase 1,967,500 and 1,680,000 shares of common stock, respectively, with an estimated total grant date fair value of $601,000 and $477,000, respectively. Based on the Company’s historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 10% for its options for all periods disclosed. Accordingly, of the $601,000 and $477,000, the Company estimated that the stock-based compensation for the awards not expected to vest is $107,000 and $82,000, respectively.

As of September 30, 2011, unrecorded deferred stock-based compensation balance related to stock options was $1.3 million and will be recognized over an estimated weighted-average amortization period of 2.6 years.

Valuation assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model using the graded-vesting method with the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
Stock Options	2011	2010	2011	2010
Risk-free interest rate	0.9%	1.3%	1.8%	2.6%
Expected term (years)	5	5	5	5
Expected dividends	0.0%	0.0%	0.0%	0.0%
Volatility	90.1%	88.7%	89.3%	85.7%

The expected dividend yield is set at zero because the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock and the expected moderation in future volatility over the period commensurate with the expected life of the options and other factors. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded U.S. Treasury securities for terms equal to the expected term of the options. The expected term calculation is based on the terms utilized by the Company’s peers, observed historical option exercise behavior and post-vesting forfeitures of options by the Company’s employees.

The following is a summary of activity for the indicated periods:

	Number of shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	8,935,463	$0.40	8.79	$211
Granted	1,967,500	0.44
Exercised	—	0.00
Forfeited	(300,000)	0.33
Expired	(52,500)	1.70

Outstanding at September 30, 2011	10,550,463	$0.41	8.05	$1,438

Options vested and expected to vest at September 30, 2011	9,842,102	$0.41	7.97	$1,346
Options exercisable at September 30, 2011	3,686,102	$0.47	6.22	$483

At September 30, 2011, the Company had 2,152,434 shares of common stock available for grant or issuance under its 2007 Plan. The weighted average grant date fair value of options granted during the nine months ended September 30, 2011 and 2010 was $0.31 and $0.28 per share, respectively. The intrinsic value of options exercised during the nine months ended September 30, 2010 was $7,000. No options were exercised during the nine months ended September 30, 2011.

The following table summarizes information concerning outstanding and exercisable options as of September 30, 2011:

	Options Outstanding at September 30, 2011			Options Vested and Exercisable at September 30, 2011
		Weighted-Average
Range of Exercise Prices	Number Outstanding	Contractual Life	Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.20 – $0.22	1,480,000	7.38	$0.21	968,710	$0.21
$0.28 – $0.33	650,000	9.20	$0.33	12,500	$0.28
$0.35 – $0.35	2,844,374	9.17	$0.35	—	$0.00
$0.36 – $0.36	1,700,000	8.92	$0.36	300,000	$0.36
$0.38 – $0.41	925,000	5.44	$0.38	925,000	$0.38
$0.42 – $0.42	1,430,000	8.50	$0.42	535,594	$0.42
$0.52 – $0.86	1,179,088	6.85	$0.63	602,332	$0.63
$0.88 – $1.46	147,001	3.71	$1.13	146,966	$1.13
$1.50 – $1.50	115,000	4.34	$1.50	115,000	$1.50
$1.59 – $1.59	80,000	5.59	$1.59	80,000	$1.59

	10,550,463	8.05	$0.41	3,686,102	$0.47

The following table details the Company’s nonvested option activity for the period ended September 30, 2011:

	Number of shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2010	6,045,744	$0.23
Granted	1,967,500	0.31
Vested	(848,883)	0.22
Forfeited	(300,000)	0.23

Outstanding at September 30, 2011	6,864,361	$0.26

Note 3. Net Income (Loss) per Share

Basic net income (loss) per share has been computed using the weighted-average number of common shares outstanding during the period. Dilutive net income (loss) per share is computed using the sum of the weighted average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options and warrants. Potentially dilutive securities have been excluded from the computation of diluted net income (loss) per share in 2011 and 2010 as their inclusion would be antidilutive. For the three months ended September 30, 2011 and 2010, 23,583,761 and 10,627,370 options and warrants, respectively, were excluded from the calculation of diluted net income (loss) per share because the effect was anti-dilutive. For the nine months ended September 30, 2011 and 2010, 25,341,839 and 10,627,370 options and warrants, respectively, were excluded from the calculation of diluted net loss per share because the effect was anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended		Nine months ended
	September 30,		September 30,
( in thousands, except per share data)	2011	2010	2011	2010
Numerator:
Net income (loss)	$1,511	$(2,345)	$(3,702)	$(7,734)

Denominator:
Weighted-average shares outstanding	124,968	94,769	104,982	94,762
Effect of dilutive securities:
Stock options	1,758	—	—	—

Weighted-average shares outstanding for diluted loss per share	126,726	94,769	104,982	94,762

Net income (loss) per share:
Basic	$0.01	$(0.02)	$(0.04)	$(0.08)

Diluted	$0.01	$(0.02)	$(0.04)	$(0.08)

Note 4. Warrant Liability

On July 18, 2011, the Company completed a private placement financing transaction in which it sold shares of its common stock and warrants to purchase shares of its common stock. The Company sold a total of 36,978,440 shares of common stock, at a price of $0.60 per share, and issued warrants to purchase up to 14,791,376 shares of common stock. The warrants are exercisable at $0.75 per share and expire five years from the date of issuance. Piper Jaffray & Co. served as the exclusive placement agent for this transaction which resulted in $22.2 million in gross proceeds and approximately $20.4 million in net proceeds to the Company after deducting placement agent fees, legal, accounting and other costs associated with the transaction. The Company intends to use the net proceeds of the transaction to fund clinical trials and for general corporate purposes, including working capital.

As discussed in Note 1, the warrants issued in July 2011 include a provision that provides the warrant holders with an option to require the Company (or its successor) to purchase the warrants for cash in an amount equal to the Black-Scholes value in the event of a “Fundamental Transaction” (as defined in the warrant agreements). Accordingly, the fair value of the warrants at the issuance date was estimated using the Black-Scholes Model, as determined in accordance with the terms of the warrant agreements, and the Company recorded a warrant liability of $6.4 million. The Company remeasured the warrant liability at September 30, 2011 and recorded a decrease to the warrant liability of approximately $1.4 million, which was recognized as income in the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2011. Additional disclosures regarding assumptions used in calculating the fair value of the warrant liability are included in Note 1.

Note 5. Common Stock Warrants

The following table shows outstanding warrants as of September 30, 2011, all of which were issued in the July 2011 private placement financing transaction. All of the outstanding warrants have cashless exercise provisions in the event the registration statement registering the resale of the shares of common stock issuable upon exercise of the warrants is not effective or the prospectus forming a part of the registration statement is not current. All warrants are exercisable for common stock.

Date Issued	Warrant Shares	Exercise Price	Expiration Date	Potential Proceeds if Exercised for Cash
July 18, 2011	14,971,376	$0.75	July 18, 2016	$11,228,532

Note 6. Subsequent Events

The Company evaluated subsequent events through the date on which the financial statements were issued and determined that there were no other subsequent events that required adjustments or disclosures to the financial statements for the quarter ended September 30, 2011.

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

•

AzaSite® (azithromycin ophthalmic solution) 1% is a DuraSite formulation of azithromycin, a broad spectrum ocular antibiotic approved by the U.S. Food and Drug Administration (FDA) in April 2007 to treat bacterial conjunctivitis (pink eye). It was launched in the United States by Inspire Pharmaceuticals (Inspire) in August 2007. Additional indications are being pursued for this product. The key advantages are a significantly reduced dosing regimen leading to better compliance and outcome, with a broad spectrum antibiotic, and a lowered probability of bacterial resistance based on high tissue concentration. On May 16, 2011, Merck acquired Inspire and Inspire became a wholly-owned subsidiary of Merck.

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

•

AzaSite Plus (ISV-502) is a fixed combination of azithromycin and dexamethasone in DuraSite for the treatment of ocular inflammation and infection (blepharitis and/or blepharoconjunctivitis) for which there is no FDA approved indicated treatment. We completed the first Phase 3 trial in November 2008 and AzaSite Plus was very well tolerated. However, the trial did not achieve its primary endpoint as defined by the previous protocol. We discussed the results of this trial with the FDA and determined a new development plan for this product candidate. In May 2011, we reached an agreement with the FDA on a Special Protocol Assessment (SPA) for the design of a Phase 3 clinical trial of AzaSite Plus in patients with blepharitis. An SPA is a written agreement with the FDA that the study design and planned analysis of the sponsor’s Phase 3 clinical trial adequately addresses the objectives necessary to support a regulatory submission. We plan to start a Phase 3 clinical trial for this product candidate in the fourth quarter of 2011.

•

DexaSite (ISV-305) is a DuraSite formulation of dexamethasone in development for the treatment of ocular inflammation. We have met with the FDA to discuss the development pathway for this product candidate. DexaSite is included in the Phase 3 clinical trial SPA for AzaSite Plus. We plan to start a Phase 3 clinical trial for this product candidate in the fourth quarter of 2011.

•

BromSite (ISV-303) is a DuraSite formulation of bromfenac in development for the treatment of post-operative inflammation and eye pain. We initiated a Phase 1/2 clinical trial for this product candidate in August 2010 and completed patient enrollment in December 2010. In the first quarter 2011, we received positive top-line results from this study which demonstrated the clear efficacy and safety of ISV-303. In the third quarter 2011, we completed an additional Phase 2 clinical trial to investigate the pharmacokinetics (PK) of BromSite in humans. We received positive top-line results that showed that the mean concentration of bromfenac in the aqueous humor of patients using BromSite was more than double. We are initiating discussions with the FDA on the design of the Phase 3 clinical trial. We plan to start a Phase 3 clinical trial for this product candidate in the first quarter of 2012.

•

ISV-101 is a DuraSite formulation with a low concentration of bromfenac for the treatment of dry eye disease. We filed an Investigational New Drug Application (IND) for this product candidate in the first quarter of 2011. We plan to conduct a Phase 1/2 clinical trial for this product candidate in late 2011 or early 2012.

Business Strategy.

Our business strategy consists of the following:

1.	Develop our pipeline of ocular product candidates. We seek to identify new product candidates that consist of proven drugs that can be improved by formulation in DuraSite, which substantially reduces the clinical risk in these product candidates. We plan to conduct preclinical and clinical testing of our portfolio product candidates.

2.	Monetize our product candidates. At the appropriate time, we seek to partner with larger pharmaceutical companies to complete the clinical development and manufacture and market these products. Partnering agreements generally include upfront and milestone payments, as well as on-going royalty payments upon commercialization, payable to us.

Major Developments

Our major developments and events in the first nine months of 2011 included:

•	In July 2011, we received $22.2 million in gross proceeds ($20.4 million, net) from a private placement financing transaction;

•	In May 2011, we received an SPA from the FDA for the Phase 3 clinical trial of AzaSite Plus and DexaSite;

•	In May 2011, Merck acquired Inspire and became our partner under the Merck License Agreement;

•	In January 2011 and October 2011, we received positive top-line results from the Phase 1/2 clinical trial and Phase 2 PK study for ISV-303, respectively; and

•	In January 2011, we filed an IND for ISV-101.

Results of Operations

Revenues.

Total revenues for the three months ended September 30, 2011 and 2010 were $6.6 million and $3.2 million, respectively. Revenues in the third quarter of 2011 primarily consisted of $6.3 million of royalties from net sales of AzaSite by Merck (formerly Inspire prior to its acquisition on May 16, 2011) compared to $2.8 million in the third quarter of 2010. This increase was primarily driven by a $3.9 million minimum royalty true-up payment for AzaSite by Merck for the fiscal year ended September 30, 2011, the measurement period pursuant to the terms of the Merck License Agreement. The increase was offset by a 12% decrease in AzaSite net sales. Revenues in the third quarter of 2011 also included $0.3 million of royalties from net sales of Besivance by Bausch & Lomb compared to $0.2 million in the third quarter of 2010.

Total revenues for the nine months ended September 30, 2011 and 2010 were $12.8 million and $8.0 million, respectively. Revenues in the nine months ended September 30, 2011 primarily consisted of $11.7 million of royalties from net sales of AzaSite by Merck, compared to $7.3 million in the nine months ended September 30, 2010. This increase was primarily driven by a $3.9 million minimum royalty true-up payment for AzaSite for the fiscal year ended September 30, 2011, the measurement period pursuant to the terms of the Merck License Agreement, and a 6% increase in AzaSite net sales by Merck. Revenues in the nine months ended September 30, 2011 also included $0.7 million of royalties from net sales of Besivance by Bausch & Lomb compared to $0.4 million in the same period of the prior year. Revenues in the nine months ended September 30, 2011 also included $0.2 million from the amortization and recognition of international license fee payments for AzaSite and $0.2 million from the sale of azithromycin to Merck under a supply agreement (the “Supply Agreement”).

Research and development expenses.

Our research and development (R&D) expenses for the three and nine months ended September 30, 2011 and 2010 were:

R&D Cost by Program

(in millions)

	Three months ended September 30,		Nine months ended September 30,
Program	2011	2010	2011	2010
AzaSite Plus/DexaSite	$0.5	$—	$0.8	$—
ISV-303	0.3	0.5	0.7	0.8
AzaSite	—	0.2	0.1	0.5
ISV-101	0.1	—	0.2	—
Programs - non-specific	1.0	0.7	2.7	2.3

Total	$1.9	$1.4	$4.5	$3.6

For the three and nine months ended September 30, 2011, program expenses primarily consisted of non-specific program costs which comprised facility, internal personnel and stock-based compensation costs that are not allocated to a specific development program. Our AzaSite Plus/DexaSite program expenses primarily related to costs to prepare for a new Phase 3 clinical trial. Our ISV-303 program expenses primarily related to the Phase 1/2 clinical trial that concluded in the first quarter of 2011 and the Phase 2 PK Study performed in the third quarter of 2011. In addition, we continue to develop new product candidates.

For the three and nine months ended September 30, 2010, program expenses consisted primarily of non-specific program costs which comprised facility, internal personnel and stock-based compensation costs. Our ISV-303 program expenses primarily related to preclinical experiments. Our AzaSite program expenses represented costs incurred to prepare for the distribution and manufacture of AzaSite internationally.

General and administrative expenses.

General and administrative expenses for the three months ended September 30, 2011 and 2010 were $1.7 million and $1.0 million, respectively. General and administrative expenses for the nine months ended September 30, 2011 and 2010 were $4.4 million and $3.2 million, respectively. In 2011, we incurred higher personnel-related costs due to an increase in headcount and higher legal expenses pertaining to patent litigation with the Regents of the University of California and Sandoz, Inc.

Cost of revenues.

Cost of revenues for the three months ended September 30, 2011 and 2010 were $0.3 million and $0.6 million, respectively. Cost of revenues for the nine months ended September 30, 2011 and 2010 was $1.3 million. Cost of revenues were primarily comprised of royalties accrued for third parties, including Pfizer. For the three months ended September 30, 2010, cost of revenues also included $0.2 million for the cost of the azithromycin supplied to Merck under the Supply Agreement.

Interest expense and other, net.

Interest expense and other, net, for the three months ended September 30, 2011 and 2010 was an expense of $2.5 million and $2.6 million, respectively. Interest expense and other, net, for the nine months ended September 30, 2011 and 2010 was an expense of $7.7 million. The expense is primarily related to interest on our secured notes payable.

Change in fair value of warrant liability.

Change in fair value of warrant liability was income of $1.4 million for the three and nine months ended September 30, 2011. The income resulted from a decrease in the fair value of our warrant liability that was initially valued as of July 18, 2011 and revalued as of September 30, 2011. The decrease in fair value was primarily driven by a decrease in our stock price.

Liquidity and Capital Resources

In recent years, we have financed our operations primarily through private placements, debt financings and payments from corporate collaborations. At September 30, 2011, our cash and cash equivalents and short-term investments were $3.8 million and $25.5 million, respectively. It is our policy to invest our cash and cash equivalents and short-term investments in highly liquid securities, such as interest-bearing money market funds, treasury and federal agency notes. The current uncertain credit markets may affect the liquidity of such money market funds or other cash investments.

Net cash used in operating activities was $7.4 million and $7.0 million for the nine months ended September 30, 2011 and 2010, respectively. The increase primarily resulted from higher personnel costs due to an increase in headcount.

Net cash used in investing activities was $20.6 million for the nine months ended September 30, 2011. Net cash provided by investing activities was $14.4 million for the nine months ended September 30, 2010. In 2011, we received $20.4 million in net proceeds from a private placement financing transaction which was invested in short-term investments. In 2010, we converted short-term investments to cash and cash equivalents.

Net cash provided by financing activities was $20.4 million for the nine months ended September 30, 2011. Net cash provided by financing activities was $4,000 for the nine months ended September 30, 2010. In July 2011, we completed a private placement financing transaction in which we sold shares of common stock and warrants to purchase shares of common stock, which resulted in approximately $20.4 million in net proceeds to us after deducting placement agent fees, legal, accounting and other costs associated with the transaction. We intend to use the net proceeds of the transaction to fund clinical trials and for general corporate purposes, including working capital.

Recent Accounting Pronouncements

In October 2009, the FASB issued an amendment to the accounting standards related to multiple-deliverable revenue arrangements. The amendment requires entities to allocate revenue in multiple-deliverable revenue arrangements using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. The standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. We adopted this standard during the period ended March 31, 2011. The adoption did not impact our consolidated financial position or results of operations since we did not enter into or materially modify revenue arrangements during the period ended September 30, 2011.

In January 2010, the FASB issued an amendment to accounting standards related to fair value disclosures. The amendment requires entities to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosure about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. The standard is effective for interim and annual reporting periods beginning after December 31, 2009, except for the Level 3 disclosure. We adopted this standard during the period ended March 31, 2010. The adoption did not impact our consolidated financial position or results of operations. The Level 3 disclosure is effective for interim and annual reporting periods beginning after December 31, 2010. We adopted the Level 3 disclosure requirement during the period ended March 31, 2011. The adoption did not impact our consolidated financial position or results of operations. We had additional disclosure requirements that resulted from Level 3 liabilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates.

We have long-term debt in the form of non-recourse, secured notes payable with fixed interest rates. As a result, our exposure to market risk caused by fluctuations in interest rates is minimal. We had $60 million in borrowings outstanding as of September 30, 2011, with a fixed interest rate of 16%. If the market interest rates increase by 10% from the September 30, 2011 levels, it would not result in an increase in interest expense. As of September 30, 2011, the face value of our long-term debt was estimated to be approximately the fair value based on current market rates.

The securities in our investment portfolio are not leveraged and are subject to minimal interest rate risk. Due to their original maturities of twelve months or less, the securities are classified as cash and cash equivalents or short-term investments. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio. While a hypothetical decrease in market interest rates by 10% from the September 30, 2011 levels would cause a decrease in interest income, it would not likely result in loss of principal.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective in the current economic environment, we maintain our portfolio in cash equivalents or short-term investments, including obligations of U.S. government-sponsored enterprises and money market funds. These securities are classified as cash and cash equivalents or short-term investments and consequently are recorded on the balance sheet at fair value. We do not utilize derivative financial instruments to manage our interest rate risks.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer, Timothy Ruane and Louis Drapeau, respectively, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this Form 10-Q (the Evaluation Date). Based on that evaluation, Mr. Ruane and Mr. Drapeau concluded that our disclosure controls and procedures were effective as of the Evaluation Date in providing them with material information relating to us in a timely manner, as required to be disclosed in the reports we file under the Exchange Act.

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to various claims and legal actions during the ordinary course of our business. On November 30, 2009, a patent interference was declared before the Board of Patent Appeals and Interferences on certain U.S. patents covering AzaSite. Regents of the University of California (University) assert that the inventions contained in these patents were made by a former employee of the University alone, and without collaboration with us. They are asserting that they own those inventions, and that they are entitled to an award of priority of invention and a judgment that the inventions are not patentable to us. In May 2011, we received a U.S. Patent and Trademark Office (USPTO) ruling that the AzaSite patent interference brought by the University will proceed to the priority phase, or trial phase. The USPTO also determined that all evidence should be submitted, and the final oral arguments completed before the end of 2011. We continue to believe the University’s assertions are without merit and that the evidence supporting the inventorship and priority supports the company in this matter. We will continue to vigorously defend our position.

We received a letter dated April 15, 2011 from Sandoz, Inc. (Notice Letter) providing notice that Sandoz has filed an Abbreviated New Drug Application (ANDA) with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution (the “Sandoz Product”) prior to the expiration of the five US patents listed in the Orange Books for AzaSite, which include four of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Sandoz ANDA filing, Sandoz alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed by the Sandoz Product. On May 26, 2011, Merck, Pfizer, and the Company filed a patent infringement lawsuit against Sandoz. The companies have agreed that Merck will take the lead in prosecuting this lawsuit. The filing of this lawsuit triggered an automatic stay, or bar, of the FDA’s approval of the ANDA for up to 30 months or until a final court decision of the infringement lawsuit, whichever comes first. We intend to vigorously enforce our patent rights relating to AzaSite and vigorously contest any Sandoz assertions that these patents are invalid or unenforceable.

We believe that there are currently no other claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

Item 1A.	Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in our quarterly report on Form 10-Q for the second quarter ended June 30, 2011.

It is difficult to evaluate our business because we are in an early stage of commercializing our products, our technology is untested and successful development of pharmaceutical products is highly uncertain and requires significant expenditures and time

We are in the early stages of commercializing our products. AzaSite received regulatory approval in April 2007 and commercial sales of AzaSite began in the third quarter of 2007. Besivance received regulatory approval in May 2009 and commercial sales of Besivance began in the second half of 2009. We must receive approval in other countries prior to marketing AzaSite in such countries. Before regulatory authorities grant us marketing approval for additional products, we need to conduct significant additional research and development and preclinical and clinical testing and submit a New Drug Application (NDA). Successful development of pharmaceutical products is highly uncertain. Products that appear promising in research or development, may be delayed or fail to reach later stages of development or the market for several reasons, including:

•	preclinical tests may show the product to be toxic or lack efficacy in animal models;

•

failure to receive the necessary United States and international regulatory approvals or a delay in receiving such approvals due to, among other things, slow enrollment in clinical studies, failure to achieve study endpoints within the time period prescribed by the study, or at all, additional time requirements for data analysis or Biologic License Application or NDA preparation, discussions with the FDA, FDA requests for additional preclinical or clinical data, analyses or changes to study design; or unexpected safety, efficacy or manufacturing issues;

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

Clinical trials, such as the recently completed ISV-303 clinical trial, are expensive, time-consuming and difficult to design, enroll and implement and there can never be any assurance that the results of such clinical trials will be favorable

Human clinical trials for our product candidates are very expensive and difficult to design, enroll and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We may experience difficulties or delays in enrolling our clinical trials, which can delay the trials and our ability to obtain ultimate approval of our product candidates. In addition, we require various clinical materials to conduct our clinical trials and any unavailability or delay in our ability to obtain these materials may delay our trials, cause them to be more expensive or preclude us from completing these trials, which would harm our ability to obtain approval for our product candidates and therefore harm our business. We estimate that any particular clinical trial may take over a year to complete. Furthermore, we could encounter problems that might cause us to abandon or repeat clinical trials resulting in additional expense, further delays and potentially preventing the completion of such trials. The commencement and completion of clinical trials may be delayed or terminated due to several factors, including, among others:

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

For example, results from our Phase 3 clinical trial of AzaSite Plus for the treatment of blepharoconjunctivitis showed improved clinical outcomes as compared to treatment with a corticosteroid alone or antibiotic alone in the reduction of inflammatory signs and symptoms and bacterial eradication, respectively. In addition, AzaSite Plus was very well tolerated. However, the trial did not achieve its primary endpoint as defined by the protocol. We discussed the results of this trial with the FDA and determined a development plan for AzaSite Plus. We cannot assure you that any additional clinical trials for AzaSite Plus will meet the prescribed clinical endpoint as defined in the protocol for that study or that we will ultimately achieve FDA approval for the commercialization of AzaSite Plus.

Our strategy for commercialization of our products requires us to enter into successful arrangements with corporate collaborators

We generally intend to enter into partnering and collaborative arrangements with respect to the commercialization of our product candidates, such as AzaSite Plus, DexaSite and ISV-303. However, we cannot assure you that we will be able to enter into such arrangements or that they will be beneficial to us. The success of our partnering and collaboration arrangements will depend upon many factors, including, among others:

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

If we fail to enter into future collaborations or our current collaborations are terminated, we will need to enter into new collaborations or establish our own sales and marketing organization

We may not be able to enter into or maintain collaborative arrangements with third parties, including Merck. If we are not successful in entering into future collaborations or maintaining our existing collaborations, particularly with Merck, we may be required to find new corporate collaborators or establish our own sales and marketing organization. We do not have a long-standing relationship with Merck and do not know their plans with respect to AzaSite and its marketing. There can be no assurance that we will receive higher royalty revenues from Merck than we did from Inspire as an independent company. The number of monthly prescriptions for AzaSite has recently declined as Merck has taken over marketing and sales of AzaSite after its acquisition of Inspire. While the minimum royalty payments from Merck have made up for this decline, there can be no assurance that Merck will devote significant resources to, or successfully market and sell, AzaSite. In addition, under the terms of the Merck License Agreement, Merck’s obligation to make minimum royalty payments may be suspended upon the occurrence of certain events, such as a requirement by the FDA or other governmental agency to suspend the marketing of AzaSite or withdraw it from the market in the United States or if we are unable to obtain commercial quantities of AzaSite for Merck to market and sell. Furthermore, Merck may terminate the agreement at any time. If Merck were to terminate the agreement, we would have to find a new marketing partner or market AzaSite ourselves. There can be no assurance that any new partnership would be on similar terms as the Merck License Agreement. We have no experience in sales, marketing or distribution and establishing such an organization would be costly. Moreover, there is no guarantee that a sales and marketing organization established by us would be successful. If we are unable to maintain existing collaborations, enter into additional collaborations or successfully market our products ourselves, our revenues and financial results would be significantly harmed.

Our future success depends on our ability to engage third parties to assist us with the development of new products, new indications for existing products and the conduct of our clinical trials to achieve regulatory approval for commercialization and any failure or delay by those parties to fulfill their obligations could adversely affect our development and commercialization plans

For our business model to succeed, we must continually develop new products or discover new indications for our existing products. As part of that process, we rely on third parties such as clinical research organizations, clinical investigators and outside testing labs for development activities, such as Phase 2 and/or Phase 3 clinical testing, and to assist us in obtaining regulatory approvals for our product candidates. We rely heavily on these parties for successful execution of their responsibilities but have no control over how these parties manage their businesses and cannot assure you that such parties will diligently or effectively perform their activities. For example, the clinical investigators that have conducted our clinical trials, including our first Phase 3 trial for AzaSite Plus and Phase 1/2 trial for ISV-303, were not our employees and we anticipate that any future Phase 3 trials of AzaSite Plus, DexaSite or ISV-303 will also be conducted by a third party. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocols, rules and regulations or in accordance with the general investigational plan and protocols for the trial as well as the various rules and regulations governing clinical trials in the United States and abroad. Any failure by those parties to perform their duties effectively and on a timely basis could harm our ability to develop and commercialize new products, harm our business and subject us to potential liabilities.

Physicians and patients may not accept or use our products

Even if the FDA approves our product candidates, physicians and patients may not accept or use them. Acceptance and use of our products will depend upon a number of factors including:

•	perceptions by members of the health care community, including physicians, about the safety and effectiveness of our products, among others;

•	cost-effectiveness of our products relative to competing products or treatments;

•	actual or perceived benefits of competing products or treatments;

•	physicians’ comfort level and prior experience with and use of competing products or treatments;

•	availability of reimbursement for our products from government or other healthcare payers; and

•	effectiveness of marketing and distribution efforts by us and our licensees and distributors.

We may require additional licenses or be subject to expensive and uncertain patent litigation in order to sell our products

A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with our technologies or patent applications. As is common in the pharmaceutical and biotech industry, from time to time we receive notices from third parties alleging various challenges to our patent rights. Such conflicts, if proven, could invalidate our issued patents, limit the scope of the patents, if any, that we may be able to obtain, result in the denial of our patent applications or block our rights to exploit our technology. If the USPTO or foreign patent agencies have issued or in the future issue patents to other companies that cover our activities, we may not be able to obtain licenses to these patents at a reasonable cost, or at all, or be able to develop or obtain alternative technology. If we do not obtain such licenses, we could encounter delays in or be precluded altogether from introducing products to the market. If we are required to obtain additional licenses from third parties for the sale by Merck of AzaSite in the United States and Canada, we will be required to pay for such additional licenses from our existing cash under the terms of the $60 million in aggregate principal amount of non-convertible, non-recourse promissory notes due in 2019 (AzaSite Notes).

In addition, we may need to litigate in order to defend against claims of infringement by others, to enforce patents issued to us or to protect trade secrets or know-how owned or licensed by us. Litigation could result in substantial cost to and diversion of effort by us, which may harm our business, prospects, financial condition and results of operations. Such costs can be particularly harmful to companies such as ours, without significant existing revenue streams or cash resources. We have also agreed to indemnify our licensees against infringement claims by third parties related to our technology, which could result in additional litigation costs and liability for us. In addition, our efforts to protect or defend our proprietary rights may not be successful or, even if successful, may result in substantial cost to us, thereby utilizing our limited resources for purposes other than product development and commercialization.

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

A patent interference was declared before the Board of Patent Appeals and Interferences on certain U.S. patents covering AzaSite. Regents of the University assert that the inventions contained in these patents were made by a former employee of the University alone, and without collaboration with us. They are asserting that they own those inventions, and that they are entitled to an award of priority of invention and a judgment that the inventions are not patentable to us. In May 2011, we received a USPTO ruling that the AzaSite patent interference brought by the University will proceed to the Priority Phase, or trial phase. The USPTO also determined that all evidence should be submitted, and the final oral arguments completed before the end of 2011. We believe the University’s assertions are without merit and intend to vigorously contest those assertions. An adverse outcome of this interference could impact our royalty stream from Merck for AzaSite.

We received the Notice Letter providing notice that Sandoz has filed an ANDA with the FDA seeking marketing approval for the Sandoz Product prior to the expiration of the five U.S. patents listed in the Orange Books for AzaSite which include four of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Sandoz ANDA filing, Sandoz alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed by the Sandoz Product. On May 26, 2011, Merck, Pfizer and the Company filed a patent infringement lawsuit against Sandoz. The companies have agreed that Merck will take the lead in prosecuting this lawsuit. Merck, with the assistance Pfizer and us, will vigorously defend the five U.S. patents related to AzaSite. We own four U.S. patents covering AzaSite and its use, and an exclusive license to a Pfizer-owned azithromycin patent. The filing of this lawsuit triggered an automatic stay, or bar, of the FDA’s approval of the ANDA for up to 30 months or until a final court decision of the infringement lawsuit, whichever comes first. InSite believes that its four patents and the Pfizer patent were properly prosecuted with the USPTO and are valid, and will provide AzaSite exclusivity until March 2019. We intend to vigorously enforce our patent rights relating to AzaSite and vigorously contest any Sandoz assertions that these patents are invalid or unenforceable. An adverse decision would impact our royalty revenue stream for AzaSite.

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

In certain circumstances, we may lose the potential to receive future royalty payments after the AzaSite Notes are repaid in full or we may be required to pay damages for breaches of representations, warranties or covenants under certain of the AzaSite Note Financing Agreements

In February 2008, through a wholly-owned subsidiary, we issued $60 million in aggregate principal amount of AzaSite Notes, which are secured principally by royalty payments from future sales of AzaSite in North America, but not the right to receive such payments and by a pledge by us of all the outstanding equity interest in our subsidiary. If the AzaSite royalty payments are insufficient to repay the AzaSite Notes or if an event of default occurs under the indenture governing the AzaSite Notes, in certain circumstances, we would have to make payments on the AzaSite Notes out of our own cash resources, the royalty payments and our equity interest in our subsidiary may be foreclosed upon and we would lose the potential to receive future royalty payments after the AzaSite Notes are repaid in full and our intellectual property and other rights related to AzaSite. In addition, in connection with the issuance of the AzaSite Notes, we have made certain representations, warranties and covenants to our subsidiary and the holders of the AzaSite Notes (Noteholders). If we breach these representations, warranties or covenants, such breach could trigger an event of default under the indenture and we could also be liable to our subsidiary or the Noteholders for substantial damages in respect of any such breach, which could harm our financial condition and ability to conduct our business as currently planned. See Note 6 of the Consolidated Financial Statements in our Annual Report on Form 10-K for a more complete description of the terms of the AzaSite Notes.

Merck’s failure to successfully market and commercialize AzaSite would harm sales of AzaSite and, therefore, would delay or prevent repayment of the AzaSite Notes, which would delay or prevent us from receiving future revenue from sales of AzaSite

The AzaSite Notes issued by our subsidiary will be repaid solely from royalties on net sales of AzaSite in the United States and Canada by Merck under the Merck License Agreement. Merck has full control of all promotional, sales and marketing activities for AzaSite in these territories, and has sole control over the pricing of AzaSite. The number of monthly prescriptions for AzaSite has recently declined as Merck has taken over marketing and sales of AzaSite after its acquisition of Inspire. While the minimum royalty payments from Merck have made up for this decline, there can be no assurance that Merck will devote significant resources to, or successfully market and sell, AzaSite. Accordingly, royalty payments in respect of net sales of AzaSite in the United States and Canada, if Merck markets AzaSite in Canada, will be entirely dependent on the actions, efforts and success of Merck, over whom neither we nor our subsidiary have control. The success of Merck’s commercialization of AzaSite and the timely repayment of the AzaSite Notes will depend on a number of factors, including, among others:

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

Merck may determine to focus its resources on its internal development and other activities, which may harm its successful marketing of AzaSite and therefore impact our royalty payments.

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

Merck could deemphasize or sell or sublicense its rights to AzaSite. Neither we nor our subsidiary can prevent Merck from developing or licensing a product that competes with AzaSite or limiting or withdrawing its support of AzaSite. Our subsidiary’s ability to pay amounts due on the AzaSite Notes may be materially harmed to the extent Merck is unable or unwilling to successfully market and sell AzaSite. To the extent that our subsidiary fails to meet its payment obligations, we will have to make such payments out of our own cash resources in order to avoid a default under the AzaSite Notes. In the past, our subsidiary has received insufficient royalties to make the interest payment on the AzaSite Notes in full. This shortfall in interest payments constitutes a default under the indenture but not an event of default, and we made-up these shortfalls with our own cash resources to avoid triggering an event of default. To the extent that an event of default occurs, the bondholders could seek available remedies, including foreclosure on our subsidiary. Our ability to receive future revenue from sales of AzaSite is dependent on our subsidiary repaying the AzaSite Notes in a timely fashion. If our subsidiary takes longer than anticipated to repay the AzaSite Notes, or if it defaults on the AzaSite Notes, we may not receive future revenue from AzaSite as currently planned, or at all.

Royalties under the Merck License Agreement may not be sufficient for our subsidiary to meet its payment obligations under the AzaSite Notes

Merck’s obligation to pay royalties on net sales of AzaSite under the Merck License Agreement expires on a country-by-country basis upon the later of 11 years from the first commercial sale of AzaSite or when the last valid claim under one of our licensed patents covering a subject product under the Merck License Agreement in the United States and Canada expires. In the United States, first commercial sales occurred in August 2007, therefore, the obligation to pay royalties expires in August 2018. While our subsidiary will be entitled to minimum royalties under the Merck License Agreement for five years after the first year of a commercial sale, such minimum royalties will not be sufficient for our subsidiary to meet its payment obligations under the AzaSite Notes and, therefore, it will be dependent on Merck’s successful sales and marketing efforts for AzaSite in order for it to receive royalties in excess of these minimum amounts. In addition, under the terms of the Merck License Agreement, Merck’s obligation to make minimum royalty payments may be suspended upon the occurrence of certain events, such as a requirement by the FDA or other governmental agency to suspend the marketing of AzaSite or withdraw it from the market in the United States or if we are unable to obtain commercial quantities of AzaSite for Merck to market and sell. Merck also has the right to terminate the Merck License Agreement at any time. To the extent that royalties, including minimum royalties, are insufficient for our subsidiary to meet its payment obligations, we will have to make such payments out of our own cash resources in order to avoid a default under the notes, which we have done in the past. In addition, Merck’s obligation to pay minimum royalties is suspended during any period in which (i) the FDA or any other applicable regulatory authority has required any Merck licensed product to be withdrawn from the market or the marketing thereof otherwise to be suspended in the United States or (ii) Merck is unable, despite use of commercially reasonable efforts, to obtain supply of any Merck licensed product in finished form in commercially reasonable amounts necessary to launch or market such Merck licensed product in the United States.

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

If the Merck License Agreement is terminated in whole or in part while the AzaSite Notes remain outstanding, we will be forced to find a new third party collaborator for AzaSite, pursue commercialization efforts ourselves or else we will lose our right to certain intellectual property rights related to AzaSite to our subsidiary

In February 2008, in connection with our subsidiary’s issuance of the AzaSite Notes, we entered into the residual license agreement with our subsidiary (Residual License Agreement). Under the terms of the Residual License Agreement, if the Merck License Agreement is terminated in the United States or Canada while the AzaSite Notes are outstanding, all of our rights to AzaSite in such country or countries will be licensed to our subsidiary and we have three months under the terms of an interim sublicense (Interim Sublicense), which is a part of the Residual License Agreement, to find a new third party collaborator to undertake commercialization efforts with respect to AzaSite or pursue commercialization efforts ourselves in such country or countries. Merck can terminate the Merck License Agreement unilaterally in a variety of circumstances, including at any time in its discretion. If the Merck License Agreement is terminated, our efforts to find a new third-party collaborator or pursue direct commercialization efforts ourselves will divert the attention of senior management from our current business operations, which could delay the development or licensing of our other product candidates. If we elect to commercialize AzaSite ourselves, we may expend significant resources as we currently have no sales, marketing or distribution capabilities or experience, and have no current plans to establish any such resources, which may not be successful and could harm our financial condition and results of operation.

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

In addition, certain of the raw materials that we use in formulating DuraSite, the drug delivery system used in AzaSite, are available only from Lubrizol Advanced Materials, Inc. (Lubrizol). Although we do not have a current supply agreement with Lubrizol, we have not encountered any difficulties obtaining necessary materials from Lubrizol. Any significant interruption in the supply of these raw materials could delay sales of AzaSite, which could then harm our subsidiary’s ability to pay amounts due on the AzaSite Notes and affect our ability to receive future revenue from AzaSite.

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

We have to attract and retain key employees to be successful

A critical factor to our success will be retaining our personnel or recruiting replacement personnel. Competition for skilled individuals in the biotechnology business, particularly in the San Francisco Bay Area, is highly competitive, and we may not be able to continue to attract and retain personnel necessary for the development of our business. Our ability to attract and retain such individuals may be reduced by our current financial situation and the challenges we face. Moreover, a significant portion of our outstanding stock options have exercise prices that are higher than our current trading price, which may reduce the retention benefit of such stock options. The loss of key personnel, the failure to recruit replacement personnel or to develop needed expertise would harm our business.

If we engage in acquisitions, we will incur a variety of costs and the anticipated benefits of the acquisitions may never be realized

In the future, we may pursue acquisitions of companies, product lines, technologies or businesses that our management believes may be complementary or otherwise beneficial to us. Any of these acquisitions, if completed, could harm our business. Future acquisitions may result in substantial dilution to our stockholders, the expenditure of our current cash resources, the incurrence of additional debt and amortization expenses related to goodwill, research and development and other intangible assets. In addition, acquisitions would involve many risks for us, including, among others:

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

We have no experience in commercial manufacturing and if contract manufacturing is not available to us or does not satisfy regulatory requirements, we will have to establish our own regulatory compliant manufacturing capability and may not have the financial resources to do so

We have no experience manufacturing products for Phase 3 and commercial purposes at our own facility. We have a pilot facility licensed by the State of California to manufacture a number of our products for Phase 1 and Phase 2 clinical trials but not for late stage clinical trials or commercial purposes. Therefore, we rely on a single contract manufacturer for a substantial portion of our manufacturing requirements. Any delays or difficulties that we may encounter in establishing and maintaining a relationship with qualified manufacturers to produce, package and distribute our products may harm our clinical trials, regulatory filings, market introduction and subsequent sales of our products.

Contract manufacturers must adhere to current Good Manufacturing Practices regulations that are strictly enforced by the FDA on an ongoing basis through the FDA’s facilities inspection program, as well as by foreign governmental associations outside the United States. Contract manufacturing facilities must pass a pre-approval plant inspection before the FDA will approve an NDA. Some of the material manufacturing changes that occur after approval are also subject to FDA review and clearance or approval. While the FDA has approved the AzaSite manufacturing process and facility, the FDA or other regulatory agencies may not approve the process or the facilities by which any of our other products may be manufactured or could rescind their approval of the AzaSite manufacturing process or facility. Our dependence on third parties to manufacture our products may harm our ability to develop and deliver products on a timely and competitive basis. To the extent that we change manufacturers or engage additional manufacturers in the United States or abroad, we may experience delays, increased costs, quality-control issues and other issues that could harm our ability to conduct clinical trials and market and sell our products. Should we be required to manufacture products ourselves, we will:

•	be required to expend significant amounts of capital to install a manufacturing capability;

•	be subject to the regulatory requirements described above;

•	be subject to similar risks regarding delays or difficulties encountered in manufacturing any such products; and

•	require substantially more additional capital than we otherwise may require.

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

Management and principal stockholders may be able to exert significant control on matters requiring approval by our stockholders

As of September 30, 2011, our management and principal stockholders (those owning more than 5% of our outstanding shares) together beneficially owned approximately 44% of our shares of common stock. As a result, our management and principal stockholders, acting together or individually, may be able to exert significant control on matters requiring approval by our stockholders, including the election of all or at least a majority of our Board of Directors, the approval of amendments to our charter, and the approval of business combinations and certain financing transactions. In September 2008, a group of our stockholders prevailed in a proxy contest that resulted in the replacement of all members of our Board of Directors.

The market prices for securities of biopharmaceutical and biotechnology companies such as ours have been and are likely to continue to be highly volatile due to reasons that are related and unrelated to our operating performance and progress; we have not paid dividends in the past and do not anticipate doing so in the future

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances, the status of our relationships or proposed relationships with third-party collaborators, the results of testing and clinical trials, future sales of equity or debt securities by us, the exercise of outstanding options and warrants that could result in dilution to our current holders of common stock, developments in our patents or other proprietary rights or those of our competitors, our own or Merck’s failure to meet analyst expectations, any litigation regarding the same, technological innovations or new therapeutic products, governmental regulation, or public concern as to the safety of products developed by us or others and general market conditions concerning us, our competitors or other biopharmaceutical companies may have a significant effect on the market price of our common stock. For example, in the twelve months ended September 30, 2011, our closing stock price fluctuated from a high of $0.93 to a low of $0.28. Such fluctuations can lead to securities class action litigation. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

We have not paid any cash dividends on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Our common stock was delisted from the New York Stock Exchange Alternext US

On April 21, 2009, our common stock was delisted from the NYSE Alternext US LLC (Exchange) for our failure to comply with the Exchange’s stockholders equity requirements. Our common stock currently trades on the over-the-counter bulletin board (OTCBB) market, although there are no assurances that it will continue to trade on this market. Over-the-counter (OTC) transactions involve risks in addition to those associated with transactions on a stock exchange. The delisting and OTC status could harm the trading volume and liquidity of our common stock and, as a result, the market price for our common stock might become more volatile. The delisting and OTC status could also cause a reduction in the number of investors willing or able to hold or acquire our common stock, transactions in our common stock could be delayed and securities analysts’ and news media coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock. Delisting and OTC status could also make our common stock substantially less attractive as collateral for loans, for investment by potential financing sources under their internal policies or state and federal securities laws or as consideration in future capital raising transactions. Furthermore, the delisting and OTC status may have other negative implications, including the potential loss of confidence by suppliers, partners and employees. Our OTC status may also make it more difficult and expensive for us to comply with state and federal securities laws in connection with future financings, acquisitions or equity issuances to employees and other service providers, thereby making it more difficult and expensive for us to raise capital, acquire other businesses using our stock and compensate our employees using equity.

We have adopted and are subject to anti-takeover provisions that could delay or prevent an acquisition of our Company and could prevent or make it more difficult to replace or remove current management

Provisions of our certificate of incorporation and bylaws may constrain or discourage a third party from acquiring or attempting to acquire control of us. Such provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, such provisions could also prevent or make it more difficult for our stockholders to replace or remove current management and could adversely affect the price of our common stock if they are viewed as discouraging takeover attempts, business combinations or management changes that stockholders consider in their best interest. Our Board of Directors has the authority to issue up to 5,000,000 shares of our preferred stock (Preferred Stock). Our Board of Directors has the authority to determine the price, rights, preferences, privileges and restrictions, including voting rights, of the unissued shares of Preferred Stock without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible financings, acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, even if the transaction might be desired by our stockholders. Provisions of Delaware law applicable to us could also delay or make more difficult a merger, tender offer or proxy contest involving us, including Section 203 of the Delaware General Corporation Law, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless conditions set forth in the Delaware General Corporation Law are met. The issuance of Preferred Stock or Section 203 of the Delaware General Corporation Law could also be deemed to benefit incumbent management to the extent that these provisions deter offers by persons who would wish to make changes in management or exercise control over management. Other provisions of our certificate of incorporation and bylaws may also have the effect of delaying, deterring or preventing a takeover attempt or management changes that our stockholders might consider in their best interest. For example, our bylaws limit the ability of stockholders to remove directors and fill vacancies on our Board of Directors. Our bylaws also impose advance notice requirements for stockholder proposals and nominations of directors and prohibit stockholders from calling special meetings or acting by written consent.

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

We face the risk of a decrease in our cash balances and losses in our investment portfolio

Our investment policy is structured to limit credit risk and manage interest rate risk. By policy, we only invest in what we view as very high quality debt securities, such as United States Government securities. However, the recent uncertainties in the credit markets could prevent us from liquidating our positions in securities that we currently believe constitute high quality investments and could also result in the loss of some or all of our principal if the issuer of such securities defaults on its credit obligations. Following completion of our $60.0 million financing on February 21, 2008 and our $22.2 million financing in July 2011, investment income has become a more substantial component of our income. The ability to achieve our investment objectives is affected by many factors, some of which are beyond our control. Our interest income will be affected by changes in interest rates, which are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. The outlook for our investment income is dependent on the future direction of interest rates and the amount of cash flows from operations, if any, that are available for investment. Any significant decline in our investment income or the value of our investments as a result of falling interest rates, deterioration in the credit of the securities in which we have invested or general market conditions, could harm our ability to liquidate our investments, our cash position and our income.

Sales of shares of common stock issued in our July 2011 financing may cause the market price of our common stock to decline

We issued 36,978,440 shares of common stock and warrants to purchase up to 14,791,376 shares of common stock in our July 2011 financing. We subsequently registered the resale of the shares of common stock issued in the transaction and issuable upon exercise of the warrants with the Securities and Exchange Commission and, therefore, an aggregate of 51,769,816 shares of common stock issued in the transaction and issuable upon exercise of the warrants may be freely sold in the open market. The sale of a significant amount of these shares of common stock in the open market, or the perception that these sales may occur, could cause the market price of our common stock to decline or become highly volatile.

We may have to pay liquidated damages to the Investors, which would increase our expenses and reduce our cash resources

In connection with the July 2011 financing, we entered into a registration rights agreement with the investors (Registration Rights Agreement). Under the terms of the Registration Rights Agreement, subject to certain limited exceptions, if we fail to keep the registration statement filed with the SEC effective within the time periods specified in the Registration Rights Agreement or we otherwise fail to comply with certain provisions set forth in the Registration Rights Agreement, we will be required to pay the investors, as liquidated damages, 1.0% of the amount invested for each 30-day period (or a pro rata portion thereof) during which such failure continues until the shares are sold or can be sold without restriction under Rule 144 promulgated under the Securities Act of 1933, as amended. There can be no assurance that the registration statement will remain effective for the time periods necessary to avoid payment of liquidated damages. Any payment of liquidated damages would increase our expenses, reduce our cash resources and may limit or preclude us from advancing our product candidates through clinical trials or otherwise growing our business.

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

INSITE VISION INCORPORATED

Dated: November 2, 2011	by:	/s/ Louis Drapeau
Louis Drapeau
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Table

4.2[1]	Form of Warrant.

4.3[2]	Form of Registration Rights Agreement.

10.40[3]	Form of Securities Purchase Agreement.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from InSite Vision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

1	Incorporated by reference to Exhibit 4.1 in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2011.
2	Incorporated by reference to Exhibit 4.2 in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2011.
3	Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2011.