Form 10-Q
period 2012-03-31
INSITE VISION INC
filed 2012-05-04
CIK 802724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 2, 2012
Common Stock, $0.01 par value per share	131,951,033 shares

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2012

PART I FINANCIAL INFORMATION

Item  1. Financial Statements

InSite Vision Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share data)	March 31, 2012	December 31, 2011
	(UNAUDITED)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$2,788	$1,900
Short-term investments	19,492	24,495
Accounts receivable	2,154	2,564
Prepaid expenses and other current assets	194	12

Total current assets	24,628	28,971
Property and equipment, net	325	345
Debt issuance costs, net	2,981	3,085

Total assets	$27,934	$32,401

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,449	$703
Accrued liabilities	946	411
Accrued compensation and related expense	453	978
Accrued royalties	962	964
Accrued interest	1,604	1,171
Non-recourse secured notes payable, current	6,710	6,286
Warrant liability	3,136	4,155

Total current liabilities	15,260	14,668
Non-recourse secured notes payable	51,848	52,272

Total liabilities	67,108	66,940

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized; 131,951,033 shares issued and outstanding at March 31, 2012 and December 31, 2011	1,320	1,320
Additional paid-in capital	163,880	163,668
Accumulated deficit	(204,374)	(199,527)

Total stockholders’ deficit	(39,174)	(34,539)

Total liabilities and stockholders’ deficit	$27,934	$32,401

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2011.

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2012	2011
Revenues:
Royalties	$2,273	$2,916
Other product and service revenues	—	194

Total revenues	2,273	3,110

Expenses:
Research and development	4,017	1,166
General and administrative	1,403	1,243
Cost of revenues, principally royalties to third parties	265	577

Total expenses	5,685	2,986

Income (loss) from operations	(3,412)	124
Interest expense and other, net	(2,454)	(2,564)
Change in fair value of warrant liability	1,019	—

Net loss	$(4,847)	$(2,440)

Net loss per share:
Loss per share - basic	$(0.04)	$(0.03)

Loss per share - diluted	$(0.04)	$(0.03)

Weighted average shares used in per-share calculation:
- Basic	131,951	94,823

- Diluted	131,951	94,823

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(in thousands)	2012	2011
OPERATING ACTIVITIES:
Net loss	$(4,847)	$(2,440)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26	15
Amortization of debt issuance costs	104	104
Stock-based compensation	212	134
Change in fair value of warrant liability	(1,019)	—
Changes in operating assets and liabilities:
Accounts receivable	410	529
Prepaid expenses and other current assets	(182)	(384)
Accounts payable	746	252
Accrued liabilities	535	(232)
Accrued compensation and related expense	(525)	(299)
Accrued royalties	(2)	(14)
Accrued interest	433	(377)

Net cash used in operating activities	(4,109)	(2,712)

INVESTING ACTIVITIES:
Purchase of property and equipment	(6)	(6)
Decrease (increase) in short-term investments	5,003	(3,000)

Net cash provided by (used in) investing activities	4,997	(3,006)

Net increase (decrease) in cash and cash equivalents	888	(5,718)
Cash and cash equivalents at beginning of period	1,900	11,469

Cash and cash equivalents at end of period	$2,788	$5,751

Supplemental disclosure of cash flow information:
Interest received	$2	$5

Interest paid	$1,918	$2,842

Income taxes	$1	$1

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Notes to Condensed Consolidated Financial Statements

March 31, 2012

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any future period.

The Company operates in one segment using one measure of profitability to manage its business. All of the Company’s long-lived assets are located in the United States. Revenues are primarily royalties from the North American license (the “Merck License Agreement”) of AzaSite to Merck & Co. (“Merck”). For the fiscal year ended September 30, 2011, the Company received $15 million in minimum royalties from Merck. For the fiscal year ended September 30, 2012, the Company will receive $17 million in minimum royalties from Merck.

These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Use of Estimates

The preparation of financial statements requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Short-Term Investments

The Company’s investment policy is to limit the risk of principal loss of invested funds by generally attempting to limit market risk. Accordingly, as of March 31, 2012, the Company’s short-term investments of $19.5 million are currently invested in U.S. Treasury securities with original maturities of twelve months or less. They are classified as trading securities principally bought and held for the purpose of selling them in the near term with unrealized gains and losses included in earnings. As of March 31, 2012, the unrealized gain (loss) on these short-term investments was insignificant.

Warrant Liability

On July 18, 2011, the Company issued warrants to purchase shares of the Company’s common stock in connection with a private placement financing transaction. The Company accounted for these warrants as a liability measured at fair value due to a provision included in the warrant agreements that provide the warrant holders with an option to require the Company (or its successor) to purchase their warrants for cash in the event of a “Fundamental Transaction” (as defined in the warrant agreements). The actual amount of cash required if the option is exercised would be determined using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) as determined in accordance with the terms of the warrant agreements. The fair value of the warrant liability is estimated using the Black-Scholes Model which requires inputs such as the remaining term of the warrants, share price volatility and risk-free interest rate. These assumptions are reviewed on a monthly basis and changes in the estimated fair value of the outstanding warrants are recognized each reporting period in the Condensed Consolidated Statements of Operations under “Change in fair value of warrant liability.”

Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:	Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

At March 31, 2012, $22.0 million of the Company’s cash and cash equivalents and short-term investments consisted of Level 1 U.S. Treasury-backed money market funds that are measured at fair value on a recurring basis.

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

The Company has debt in the form of non-recourse, secured notes payable with a fixed interest rate, which constitute $58.6 million of Level 2 borrowings outstanding at March 31, 2012, measured at fair value on a nonrecurring basis, with an interest rate of 16%. At March 31, 2012, the Company’s debt was reflected in the accompanying unaudited condensed consolidated financial statements at face value. Due to a decline and uncertainty of AzaSite royalty revenues, it is reasonably possible that the fair value of the debt has declined. The decline in value of debt is not reasonably determinable at this time.

As discussed above, the fair value of the warrant liability (Level 3) was initially recorded on the grant date and remeasured at March 31, 2012 using the Black-Scholes Model, which requires inputs such as the remaining term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop.

The fair value of the warrant liability was estimated using the following assumptions, as determined in accordance with the terms of the warrant agreements, at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Risk-free interest rate	1.0%	0.8%
Remaining term (years)	4.3	4.5
Expected dividends	0.0%	0.0%
Volatility	100.0%	100.0%

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

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2012 (in thousands):

Balance at December 31, 2011	$4,155
Net decrease in fair value of warrant liability on remeasurment	(1,019)

Balance at March 31, 2012	$3,136

The net decrease in the estimated fair value of the warrant liability was recognized as income under “Change in fair value of warrant liability” in the Condensed Consolidated Statements of Operations.

The warrant liability’s exposure to market risk will vary over time depending on interest rates and the Company’s stock price. Although the table above reflects the current estimated fair value of the warrant liability, it does not reflect the gains or losses associated with market exposures which will depend on actual market conditions during the remaining life of the warrants.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this update will ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. This update is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company adopted ASU 2011-04 effective January 1, 2012. The adoption of this amendment did not materially impact the Company’s consolidated statement of financial position or results of operations.

Note 2. Stock-Based Compensation

Equity Incentive Program

In 2007, the Company’s stockholders approved the Company’s 2007 Performance Incentive Plan (the “2007 Plan”), that provides for grants of options and other equity-based awards to the Company’s employees, directors and consultants. Options granted under this plan, and its predecessor plan, expire 10 years after the date of grant and become exercisable at such times and under such conditions as determined by the Company’s Board of Directors

(generally, with 25% vesting after one year and the balance vesting on a daily basis over the next three years of service). Upon termination of the optionee’s service, unvested options terminate and vested options generally expire three months thereafter, if not exercised. Only nonqualified stock options have been granted under these plans to date. On January 1 of each calendar year during the term of the 2007 Plan, the shares of common stock available for issuance under the 2007 Plan will be increased by the lesser of (i) 2% of the total outstanding shares of common stock on December 31 of the preceding calendar year and (ii) 3,000,000 shares.

Stock-based Compensation

The Company’s stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

The effect of recording stock-based compensation for the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	Three months ended March 31,
	2012	2011
Stock-based compensation expense by type of award:
Employee stock options	$195	$134
Non-employee stock options	17	$—

Total stock-based compensation	$212	$134

Stock-based compensation included in expense line items in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 was as follows (in thousands):

	Three months ended March 31,
	2012	2011
Research and development	$62	$32
General and administrative	150	102

	$212	$134

During the three months ended March 31, 2012 and 2011, the Company granted options to purchase 2,010,000 and 1,537,500 shares of common stock, respectively, with an estimated total grant date fair value of $693,000 and $408,000, respectively. Based on the Company’s historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 10% for its options for all periods disclosed. Accordingly, for the quarters ended March 31, 2012 and 2011, the Company estimated that the stock-based compensation for the awards not expected to vest was $337,000 and $307,000, respectively.

As of March 31, 2012, unrecorded deferred stock-based compensation balance related to stock options was $1.7 million and will be recognized over an estimated weighted-average amortization period of 2.6 years.

Valuation assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model using the graded-vesting method with the following weighted-average assumptions:

	Three months ended March 31,
Stock Options	2012	2011
Risk-free interest rate	0.8%	2.0%
Expected term (years)	5	5
Expected dividends	0.0%	0.0%
Volatility	90.6%	89.1%

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

The following is a summary of activity for the indicated periods:

	Number of shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	11,003,963	$0.41
Granted	2,010,000	0.50
Exercised	—	0.00
Forfeited	—	0.00
Expired	(180,000)	0.40

Outstanding at March 31, 2012	12,833,963	$0.42	8.29	$274

Options vested and expected to vest at March 31, 2012	12,040,884	$0.42	8.22	$272
Options exercisable at March 31, 2012	5,355,064	$0.42	7.24	$202

At March 31, 2012, the Company had 6,146,355 shares of common stock available for grant or issuance under its 2007 Plan. The weighted average grant date fair value of options granted during the three months ended March 31, 2012 and 2011 was $0.34 and $0.27 per share, respectively. No options were exercised during the three months ended March 31, 2012 and 2011.

The following table details the Company’s nonvested option activity for the period ended March 31, 2012:

	Number of shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2011	6,285,949	$0.27
Granted	2,010,000	0.34
Vested	(817,050)	0.24
Forfeited	—	0.00

Outstanding at March 31, 2012	7,478,899	$0.29

Note 3. Net Loss per Share

Basic net loss per share has been computed using the weighted-average number of common shares outstanding during the period. Dilutive net loss per share is computed using the sum of the weighted average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options and warrants. Potentially dilutive securities have been excluded from the computation of diluted net loss per share in 2012 and 2011 as their inclusion would be antidilutive. For the three months ended March 31, 2012 and 2011, 27,625,339 and 11,410,978 options and warrants, respectively, were excluded from the calculation of diluted net loss per share because the effect was anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended March 31,
( in thousands, except per share data)	2012	2011
Numerator:
Net loss	$(4,847)	$(2,440)

Denominator:
Weighted-average shares outstanding	131,951	94,823
Effect of dilutive securities:
Stock options	—	—

Weighted-average shares outstanding for diluted loss per share	131,951	94,823

Net loss per share:
Basic	$(0.04)	$(0.03)

Diluted	$(0.04)	$(0.03)

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

As discussed in Note 1, the warrants issued in July 2011 include a provision that provides the warrant holders with an option to require the Company (or its successor) to purchase the warrants for cash in an amount equal to the Black-Scholes value in the event of a “Fundamental Transaction” (as defined in the warrant agreements). Accordingly, the fair value of the warrants at the issuance date was estimated using the Black-Scholes Model, as determined in accordance with the terms of the warrant agreements, and the Company recorded a warrant liability of $6.4 million in July 2011 and remeasured to $4.2 million at December 31, 2011. The Company remeasured the warrant liability to $3.1 million at March 31, 2012 and recorded a decrease to the warrant liability of approximately $1.0 million, which was recognized as income in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2012. Additional disclosures regarding assumptions used in calculating the fair value of the warrant liability are included in Note 1.

Note 5. Common Stock Warrants

The following table shows outstanding warrants as of March 31, 2012, all of which were issued in the July 2011 private placement financing transaction. All of the outstanding warrants have cashless exercise provisions in the event the registration statement registering the resale of the shares of common stock issuable upon exercise of the warrants is not effective or the prospectus forming a part of the registration statement is not current. All warrants are exercisable for common stock.

Date Issued	Warrant Shares	Exercise Price	Expiration Date	Potential Proceeds if Exercised for Cash
July 18, 2011	14,791,376	$0.75	July 18, 2016	$11,093,532

Note 6. Subsequent Events

The Company evaluated subsequent events through the date on which the financial statements were issued and determined that there were no other subsequent events that required adjustments or disclosures to the financial statements for the quarter ended March 31, 2012.

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

•

DexaSiteTM (ISV-305) is a DuraSite formulation of dexamethasone in development for the treatment of ocular inflammation. We have met with the FDA to discuss the development pathway for this product candidate. DexaSite is included in the Phase 3 clinical trial SPA for AzaSite Plus. Accordingly, we initiated a Phase 3 clinical trial for this product candidate in the fourth quarter of 2011.

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

•

ISV-101 is a DuraSite formulation with a low concentration of bromfenac for the treatment of dry eye disease. We filed an Investigational New Drug Application (IND) with the FDA for this product candidate in the first quarter of 2011. We anticipate a Phase 1/2 clinical trial for this product candidate, but no time period has been set.

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

Major Developments

As of March 2012, we had 361 patients enrolled in the AzaSite Plus/DexaSite Phase 3 clinical trial.

Results of Operations

Revenues.

Total revenues for the three months ended March 31, 2012 and 2011 were $2.3 million and $3.1 million, respectively. Revenues in the first quarter of 2012 primarily consisted of $1.9 million of royalties from net sales of AzaSite by Merck compared to $2.7 million in the first quarter of 2011. This decrease was driven by a 30% decrease in AzaSite net sales. Revenues in the first quarter of 2012 also included $0.4 million of royalties from net sales of Besivance by Bausch & Lomb compared to $0.2 million in the first quarter of 2011. Revenues in the first quarter of 2011 also included $0.2 million from the sale of azithromycin to Merck under a supply agreement (the “Supply Agreement”).

Research and development expenses.

Our research and development (R&D) expenses for the three months ended March 31, 2012 and 2011 were:

R&D Cost by Program

(in millions)

	Three months ended March 31,
Program	2012	2011
AzaSite Plus/DexaSite	$2.1	$0.1
BromSite	0.4	0.1
New products and other	0.1	0.2
Programs - non-specific	1.4	0.8

Total	$4.0	$1.2

For the three months ended March 31, 2012, our AzaSite Plus/DexaSite program expenses primarily related to costs for our Phase 3 clinical trial. As of March 31, 2012, we have 361 patients enrolled. Our BromSite program expenses primarily related to the costs to prepare for a Phase 3 clinical trial. Non-specific program costs, which comprised of facility, internal personnel and stock-based compensation costs that are not allocated to a specific development program, increased primarily due to an increase in headcount as a direct result of the Phase 3 clinical trials for AzaSite Plus/DexaSite and BromSite. In addition, we continue to develop new product candidates.

For the three months ended March 31, 2011, program expenses primarily consisted of non-specific program costs which comprised facility, internal personnel and stock-based compensation costs that are not allocated to a specific development program. Our AzaSite Plus/DexaSite program expenses primarily related to costs to prepare for a new Phase 3 clinical trial. Our BromSite program expenses primarily related to the Phase 1/2 clinical trial that was initiated in August 2010.

General and administrative expenses.

General and administrative expenses for the three months ended March 31, 2012 and 2011 were $1.4 million and $1.2 million, respectively. In 2012, we incurred higher personnel-related costs due to an increase in headcount.

Cost of revenues.

Cost of revenues for the three months ended March 31, 2012 and 2011 were $0.3 million and $0.6 million, respectively. Cost of revenues were primarily comprised of royalties accrued for third parties, including Pfizer. For the three months ended March 31, 2011, cost of revenues also included $0.2 million for the cost of the azithromycin supplied to Merck under the Supply Agreement.

Interest expense and other, net.

Interest expense and other, net, for the three months ended March 31, 2012 and 2011 was an expense of $2.5 million and $2.6 million, respectively. The expense is primarily related to interest on our secured notes payable.

Change in fair value of warrant liability.

Change in fair value of warrant liability was income of $1.0 million for the three months ended March 31, 2012. The income resulted from a decrease in the fair value of our warrant liability that was previously valued as of December 31, 2011 and revalued as of March 31, 2012. The decrease in fair value was primarily driven by a decrease in our stock price.

Liquidity and Capital Resources

In recent years, we have financed our operations primarily through private placements, debt financings and payments from corporate collaborations. At March 31, 2012, our cash and cash equivalents and short-term investments were $2.8 million and $19.5 million, respectively. It is our policy to invest our cash and cash equivalents and short-term investments in highly liquid securities, such as interest-bearing money market funds, treasury and federal agency notes. The current uncertain credit markets may affect the liquidity of such money market funds or other cash investments.

Net cash used in operating activities was $4.1 million and $2.7 million for the three months ended March 31, 2012 and 2011, respectively. The increase primarily resulted from costs incurred in our AzaSite/DexaSite Phase 3 clinical trial.

Net cash provided by investing activities was $5.0 million for the three months ended March 31, 2012. Net cash used in investing activities was $3.0 million for the three months ended March 31, 2011. In 2012, we converted short-term investments to cash and cash equivalents.

For the three months ended March 31, 2012 and 2011, we undertook no financing activities.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Fair Value Measurement - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The amendments in this update will ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. This update is effective prospectively for interim and annual periods beginning after December 15, 2011. We adopted ASU 2011-04 effective January 1, 2012. The adoption of this amendment did not materially impact our consolidated statement of financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have debt in the form of non-recourse, secured notes payable with fixed interest rates. As a result, our exposure to market risk caused by fluctuations in interest rates is minimal. We had $58.6 million in borrowings outstanding as of March 31, 2012, with a fixed interest rate of 16%. If the market interest rates increase by 10% from the March 31, 2012 levels, it would not result in an increase in interest expense. As of March 31, 2012, the face value of our debt was estimated to be approximately the fair value based on current market rates.

The securities in our investment portfolio are not leveraged and are subject to minimal interest rate risk. Due to their original maturities of twelve months or less, the securities are classified as cash and cash equivalents or short-term investments. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio. While a hypothetical decrease in market interest rates by 10% from the March 31, 2012 levels would cause a decrease in interest income, it would not likely result in loss of principal.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various claims and legal actions during the ordinary course of our business. On November 30, 2009, a patent interference was declared before the Board of Patent Appeals and Interferences on certain U.S. patents covering AzaSite. Regents of the University of California, or University, assert that the inventions contained in these patents were made by a former employee of the University alone, and without collaboration with us. They are asserting that they own those inventions, and that they are entitled to an award of priority of invention and a judgment that the inventions are not patentable to us. On November 25, 2011, the U.S. Patent and Trademark Office , or USPTO, entered judgment against the University. On December 23, 2011, the University filed a Notice of Appeal to the Court of Appeals for the Federal Circuit in Washington, D.C., and on January 4, 2012, we filed a Notice of Cross-Appeal. We continue to believe the University’s assertions are without merit and we will continue to vigorously defend our position.

We received the Notice Letter that Sandoz, Inc. or Sandoz, has filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution, or Sandoz Product, prior to the expiration of the five U.S. patents listed in the Orange Books for AzaSite, which include four of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Sandoz ANDA filing, Sandoz alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed by the Sandoz Product. On May 26, 2011, we, Merck and Pfizer filed a patent infringement lawsuit against Sandoz and related entities. The plaintiff companies have agreed that Merck will take the lead in prosecuting this lawsuit. The filing of this lawsuit triggered an automatic stay, or bar, of the FDA’s approval of the ANDA for up to 30 months or until a final district court decision of the infringement lawsuit, whichever comes first. We and the other plaintiffs intend to vigorously enforce our patent rights relating to AzaSite and vigorously contest any Sandoz assertions that these patents are invalid or unenforceable.

There are currently no other claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

Item 1A. Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in our annual report on Form 10-K for the year ended December 31, 2011.

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

•

failure to receive the necessary U.S. and international regulatory approvals or a delay in receiving such approvals due to, among other things, slow enrollment in clinical studies, failure to achieve study endpoints within the time period prescribed by the study, or at all, additional time requirements for data analysis or Biological License Application or NDA preparation, discussions with the FDA, FDA requests for additional preclinical or clinical data, analyses or changes to study design; or safety, efficacy or manufacturing issues;

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

Clinical trials are expensive, time-consuming and difficult to design, enroll and implement and there can never be any assurance that the results of such clinical trials will be favorable

Human clinical trials for our product candidates are very expensive and difficult to design, enroll and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We may experience difficulties or delays in enrolling our clinical trials, which can delay the trials and our ability to obtain ultimate approval of our product candidates. In addition, we require various clinical materials to conduct our clinical trials and any unavailability or delay in our ability to obtain these materials may delay our trials, cause them to be more expensive or preclude us from completing these trials, which would harm our ability to obtain approval for our product candidates and therefore harm our business. We estimate that any particular clinical trial may take over a year to complete and will be very expensive. Furthermore, we could encounter problems that might cause us to abandon or repeat clinical trials resulting in additional expense, further delays and potentially preventing the completion of such trials. The commencement and completion of clinical trials may be delayed or terminated due to several factors, including, among others:

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

If we fail to enter into future collaborations or our current collaborations are terminated, we will need to enter into new collaborations or establish our own sales and marketing organization

We may not be able to enter into or maintain collaborative arrangements with third parties, including Merck. If we are not successful in entering into future collaborations or maintaining our existing collaborations, particularly with Merck, we may be required to find new corporate collaborators or establish our own sales and marketing organization. We do not have a long-standing relationship with Merck and have limited information with respect to AzaSite and its marketing. There can be no assurance that we will receive higher, or equivalent, royalty revenues from Merck than we did from Inspire as an independent company. The number of monthly prescriptions and sales of,AzaSite have significantly declined since Merck took over marketing and sales of AzaSite after its acquisition of Inspire. While the minimum royalty payments from Merck have made up for this decline, there can be no assurance that Merck will devote significant resources to, or successfully market and sell, AzaSite. In addition, under the terms of the Merck License, Merck’s obligation to make minimum royalty payments may be suspended upon the occurrence of certain events, such as a requirement by the FDA or other governmental agency to suspend the marketing of AzaSite or withdraw it from the market in the United States or if we are unable to obtain commercial quantities of AzaSite for Merck to market and sell. Furthermore, Merck may terminate the Merck License at any time. If Merck were to terminate the Merck License, we would have to find a new marketing partner or market AzaSite ourselves. There can be no assurance that any new partnership would be on similar terms as the Merck License. We have no experience in sales, marketing or distribution and establishing such an organization would be costly. Moreover, there is no guarantee that a sales and marketing organization established by us would be successful. If we are unable to maintain existing collaborations, enter into additional collaborations or successfully market our products ourselves, our revenues and financial results would be significantly harmed.

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

Furthermore, the patents of others may impair our ability to commercialize our products. The patent positions of firms in the pharmaceutical and biotechnology industries generally are highly uncertain, involve complex legal and factual questions, and have recently been the subject of significant litigation. The USPTO and the courts have not developed, formulated, or presented a consistent policy regarding the breadth of claims allowed or the degree of protection afforded under pharmaceutical and genetic patents. Despite our efforts to protect our proprietary rights, others may independently develop similar products, duplicate any of our products or design around any of our patents. In addition, third parties from whom we have licensed or otherwise obtained technology may attempt to terminate or scale back our rights.

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

In certain circumstances, we may lose the potential to receive future royalty payments or we may be required to pay damages for breaches of representations, warranties or covenants under certain of the AzaSite Note financing agreements

In February 2008, through a wholly-owned subsidiary, we issued $60 million in aggregate principal amount of AzaSite Notes, which are secured principally by royalty payments from future sales of AzaSite in North America, but not the right to receive such payments and by a pledge by us of all the outstanding equity interest in our subsidiary. If the AzaSite royalty payments are insufficient to repay the AzaSite Notes or if an event of default occurs under the indenture governing the AzaSite Notes, in certain circumstances, we would have to make payments on the AzaSite Notes out of our own cash resources, the royalty payments and our equity interest in our subsidiary may be foreclosed upon and we would lose the potential to receive future royalty payments and lose our intellectual property and other rights related to AzaSite. In addition, in connection with the issuance of the AzaSite Notes, we have made certain representations, warranties and covenants to our subsidiary and the holders of the AzaSite Notes (Noteholders). If we breach these representations, warranties or covenants, such breach could trigger an event of default under the indenture and we could also be liable to our subsidiary or the Noteholders for substantial damages in respect of any such breach, which could harm our financial condition and ability to conduct our business as currently planned. See Note 7 of the Consolidated Financial Statements in our Annual Report on Form 10-K for a more complete description of the terms of the AzaSite Notes.

Merck’s failure to successfully market and commercialize AzaSite would harm sales of AzaSite and, therefore, would delay or prevent repayment of the AzaSite Notes, which would delay or prevent us from receiving future revenue from sales of AzaSite

The AzaSite Notes issued by our subsidiary will be repaid solely from royalties on net sales of AzaSite in the United States and Canada by Merck under the Merck License. Merck has full control of all promotional, sales and marketing activities for AzaSite in these territories, and has sole control over the pricing of AzaSite. The number of monthly prescriptions and sales of AzaSite have declined since Merck took over marketing and sales of AzaSite after its acquisition of Inspire. While the minimum royalty payments from Merck have made up for this decline, there can be no assurance that Merck will devote significant resources to, or successfully market and sell, AzaSite. Accordingly, royalty payments in respect of net sales of AzaSite in the United States and Canada, if Merck markets AzaSite in Canada, will be entirely dependent on the actions, efforts and success of Merck, over whom neither we nor our subsidiary have control. The success of Merck’s commercialization of AzaSite and the timely repayment of the AzaSite Notes will depend on a number of factors, including, among others:

•	the scope of Merck’s marketing of AzaSite in the United States and, if launched, in Canada;

•	the effectiveness and extent of Merck’s promotional, sales and marketing efforts;

•	Merck’s ability to successfully market AzaSite to physicians and patients;

•	Merck’s deployment of resources to market and sell AzaSite;

•	Merck’s ability to build, train and retain an effective sales force;

•	Merck’s marketing efforts outside of ophthalmologists;

•	Merck’s pricing decisions regarding AzaSite;

•	Merck’s marketing and selling of any current or future competing products;

•	Merck’s ability to compete against competitors;

•	the discovery of any side effects or negative efficacy findings for AzaSite;

•	product recalls or product liability claims relating to AzaSite;

•	the introduction of generic competition;

•	the extent to which competing products for the treatment of bacterial conjunctivitis obtain more favorable formulary status than AzaSite; and

•	the relevant parties’ ability to adequately maintain or enforce the intellectual property rights relevant to AzaSite.

Merck may determine to focus its resources on its other products, internal development and other activities, which may harm its successful marketing of AzaSite and therefore impact our royalty payments.

Inspire historically promoted AzaSite to eye care professionals. Pediatricians and primary care physicians write more than 67% of prescriptions for ophthalmic antibiotics. However, Inspire had no experience calling on pediatricians and primary care physicians. To date, Merck has continued to market AzaSite exclusively to ophthalmologists. There can be no assurance that Merck will more broadly market AzaSite. Inspire’s focus on eye care professionals rather than pediatricians and primary care providers may have resulted, and if continued by Merck, may continue to result in lower AzaSite sales and therefore lower royalties paid to us. A large number of pharmaceutical companies, including those with competing products and those with products for indications that are completely unrelated to AzaSite, compete for the time and attention of eye care professionals, pediatricians and primary care physicians. Neither we nor our subsidiary have any control over how Merck manages and operates its sales force, how effective Merck’s sales efforts will be or Merck’s pricing decisions regarding AzaSite.

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

Merck could deemphasize, sell, terminate or sublicense its rights to AzaSite. Neither we nor our subsidiary can prevent Merck from developing or licensing a product that competes with AzaSite or limiting or withdrawing its support of AzaSite. Our subsidiary’s ability to pay amounts due on the AzaSite Notes may be materially harmed to the extent Merck is unable or unwilling to successfully market and sell AzaSite. To the extent that our subsidiary fails to meet its payment obligations, we will have to make such payments out of our own cash resources in order to avoid a default under the AzaSite Notes, which we have done in the past. Our subsidiary again received insufficient royalties to make the interest payment in full that will be due on May 15, 2012. We have the ability to make-up this shortfall with our own cash resources. This shortfall in interest payments constitutes a default under the indenture but not an event of default. To the extent that we pay in full the recent shortfall (plus interest thereon) by August 15, 2012, we will avoid triggering an event of default under the indenture. To the extent that an event of default occurs, the bondholders could seek available remedies, including foreclosure on our subsidiary. Our ability to receive future revenue from sales of AzaSite is dependent on our subsidiary repaying the AzaSite Notes in a timely fashion. If our subsidiary takes longer than anticipated to repay the AzaSite Notes, or if it defaults on the AzaSite Notes, we may not receive future revenue from AzaSite as currently planned, or at all.

Royalties under the Merck License may not be sufficient for our subsidiary to meet its payment obligations under the AzaSite Notes

Merck’s obligation to pay royalties on net sales of AzaSite under the Merck License expires on a country-by-country basis upon the later of 11 years from the first commercial sale of AzaSite or when the last valid claim under one of our licensed patents covering a subject product under the Merck License in the United States and Canada expires. In the United States, first commercial sales occurred in August 2007, therefore, the obligation to pay royalties expires in August 2018. While our subsidiary will be entitled to minimum royalties under the Merck License for five years after the first year of a commercial sale, such minimum royalties will not be sufficient for our subsidiary to meet its payment obligations under the AzaSite Notes and, therefore, it will be dependent on Merck’s successful sales and marketing efforts for AzaSite in order for it to receive royalties in excess of these minimum amounts. In addition, under the terms of the Merck License, Merck’s obligation to make minimum royalty payments may be suspended upon the occurrence of certain events, such as a requirement by the FDA or other governmental agency to suspend the marketing of AzaSite or withdraw it from the market in the United States or if we are unable to obtain commercial quantities of AzaSite for Merck to market and sell. Merck also has the right to terminate the Merck License at any time, in which case we would not receive any future royalties, including minimum royalties, from Merck. To the extent that royalties, including minimum royalties, are insufficient for our subsidiary to meet its payment obligations, we will have to make such payments out of our own cash resources in order to avoid a default under the notes, which we have done in the past. In addition, Merck’s obligation to pay minimum royalties is suspended during any period in which (i) the FDA or any other applicable regulatory authority has required any Merck licensed product to be withdrawn from the market or the marketing thereof otherwise to be suspended in the United States or (ii) Merck is unable, despite use of commercially reasonable efforts, to obtain supply of any Merck licensed product in finished form in commercially reasonable amounts necessary to launch or market such Merck licensed product in the United States.

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

We compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors have products competitive with AzaSite already approved or in development, including Zymar and Ocuflox by Allergan, Vigamox and Ciloxan by Alcon, and Quixin by Johnson & Johnson. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and have substantially greater financial resources than we do, as well as significantly greater experience in:

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

We have no experience in commercial manufacturing and if contract manufacturing is not available to us or does not satisfy regulatory requirements, we will have to establish our own regulatory compliant manufacturing capability and may not have the financial resources to do so

We have no experience manufacturing products for Phase 3 clinical trials and commercial purposes at our own facility. We have a pilot facility licensed by the State of California to manufacture a number of our products for Phase 1 and Phase 2 clinical trials but not for late stage clinical trials or commercial purposes. Therefore, we rely on a single contract manufacturer for a substantial portion of our manufacturing requirements. Any delays or difficulties that we may encounter in establishing and maintaining a relationship with qualified manufacturers to produce, package and distribute our products may harm our clinical trials, regulatory filings, market introduction and subsequent sales of our products.

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

Management and principal stockholders may be able to exert significant control on matters requiring approval by our stockholders

As of March 31, 2012, our management and principal stockholders (those owning more than 5% of our outstanding shares) together beneficially owned approximately 45% of our shares of common stock. As a result, our management and principal stockholders, acting together or individually, may be able to exert significant control on matters requiring approval by our stockholders, including the election of all or at least a majority of our Board of Directors, the approval of amendments to our charter, and the approval of business combinations and certain financing transactions. In September 2008, a group of our stockholders prevailed in a proxy contest that resulted in the replacement of all members of our Board of Directors.

The market prices for securities of biopharmaceutical and biotechnology companies such as ours have been and are likely to continue to be highly volatile due to reasons that are related and unrelated to our operating performance and progress; we have not paid dividends in the past and do not anticipate doing so in the future

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances, the status of our relationships or proposed relationships with third-party collaborators, the results of testing and clinical trials, future sales of equity or debt securities by us, the exercise of outstanding options and warrants that could result in dilution to our current holders of common stock, developments in our patents or other proprietary rights or those of our competitors, our own or Merck’s failure to meet analyst expectations, any litigation regarding the same, technological innovations or new therapeutic products, governmental regulation, or public concern as to the safety of products developed by us or others and general market conditions concerning us, our competitors or other biopharmaceutical companies may have a significant effect on the market price of our common stock. For example, in the twelve months ended March 31, 2012, our closing stock price fluctuated from a high of $0.93 to a low of $0.36. Such fluctuations can lead to securities class action litigation and make it difficult to obtain financing. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

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

We are subject to risks related to our information technology systems and the information gathered in our clinical trials

We rely on information technology systems in order to conduct business, including internal and external communications, ordering materials for our operations, storing operational information and maintaining and reporting our results. These systems are vulnerable to interruption or failure due to the age of certain of our systems, viruses, malware, security breaches, fire, power loss, system malfunction and other events, which may be beyond our control. Systems interruptions or failures could reduce our ability to develop our products or continue our business, which could have a material adverse effect on our operations and financial performance.

Additionally, federal and state laws governing our ability to obtain and, in some cases, to use and disclose data we need to conduct research activities, including our clinical trials, could increase our costs of doing business. These laws’ requirements could further complicate our ability to obtain necessary research data from our collaborators. In the event that our systems are breached and certain clinical data is compromised, we could become subject to costs arising from failure to maintain the privacy of protected health information. Claims that we have violated individuals’ privacy rights or breached our privacy obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The information required under this Item appears under the heading “Exhibit Index” of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSITE VISION INCORPORATED

Dated: May 4, 2012	by:	/s/ Louis Drapeau
Louis Drapeau
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Table

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from InSite Vision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements.