Form 10-Q
period 2012-06-30
INSITE VISION INC
filed 2012-08-14
CIK 802724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 10, 2012
Common Stock, $0.01 par value per share	131,951,033 shares

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

InSite Vision Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share data)	June 30, 2012	December 31, 2011
	(UNAUDITED)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$2,061	$1,900
Short-term investments	15,493	24,495
Accounts receivable	1,603	2,564
Prepaid expenses and other current assets	109	12

Total current assets	19,266	28,971

Property and equipment, net	323	345

Debt issuance costs, net	2,877	3,085

Total assets	$22,466	$32,401

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$959	$703
Accrued liabilities	1,748	411
Accrued compensation and related expense	728	978
Accrued royalties	919	964
Accrued interest	2,352	1,171
Non-recourse secured notes payable, current	6,918	6,286
Warrant liability	2,907	4,155

Total current liabilities	16,531	14,668
Non-recourse secured notes payable	51,640	52,272

Total liabilities	68,171	66,940

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized; 131,951,033 shares issued and outstanding at June 30, 2012 and December 31, 2011	1,320	1,320
Additional paid-in capital	164,103	163,668
Accumulated deficit	(211,128)	(199,527)

Total stockholders’ deficit	(45,705)	(34,539)

Total liabilities and stockholders’ deficit	$22,466	$32,401

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2011.

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011

Revenues:
Royalties	$1,816	$2,869	$4,089	$5,785
Licensing fee and milestone amortization	—	200	—	200
Other product and service revenues	—	—	—	194

Total revenues	1,816	3,069	4,089	6,179

Expenses:
Research and development	4,780	1,404	8,797	2,570
General and administrative	1,363	1,509	2,766	2,752
Cost of revenues, principally royalties to third parties	186	368	451	945

Total expenses	6,329	3,281	12,014	6,267

Loss from operations	(4,513)	(212)	(7,925)	(88)

Interest expense and other, net	(2,470)	(2,561)	(4,924)	(5,125)
Change in fair value of warrant liability	229	—	1,248	—

Net loss	$(6,754)	$(2,773)	$(11,601)	$(5,213)

Net loss per share:
Loss per share - basic	$(0.05)	$(0.03)	$(0.09)	$(0.05)

Loss per share - diluted	$(0.05)	$(0.03)	$(0.09)	$(0.05)

Weighted average shares used in per-share calculation:
- Basic	131,951	94,823	131,951	94,823

- Diluted	131,951	94,823	131,951	94,823

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(in thousands)	2012	2011
OPERATING ACTIVITIES:
Net loss	$(11,601)	$(5,213)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46	30
Amortization of debt issuance costs	208	208
Stock-based compensation	435	266
Change in fair value of warrant liability	(1,248)	—
Changes in operating assets and liabilities:
Accounts receivable	961	583
Prepaid expenses and other current assets	(97)	(124)
Accounts payable	256	305
Accrued liabilities	1,337	(50)
Accrued compensation and related expense	(250)	(107)
Accrued royalties	(45)	26
Accrued interest	1,181	(260)

Net cash used in operating activities	(8,817)	(4,336)

INVESTING ACTIVITIES:
Purchase of property and equipment	(24)	(20)
Decrease in short-term investments	9,002	2,999

Net cash provided by investing activities	8,978	2,979

Net increase (decrease) in cash and cash equivalents	161	(1,357)
Cash and cash equivalents at beginning of period	1,900	11,469

Cash and cash equivalents at end of period	$2,061	$10,112

Supplemental disclosure of cash flow information:
Interest received	$8	$7

Interest paid	$3,541	$5,184

Income taxes	$1	$1

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Notes to Condensed Consolidated Financial Statements

June 30, 2012

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for any future period.

The Company operates in one segment using one measure of profitability to manage its business. All of the Company’s long-lived assets are located in the United States. Revenues are primarily royalties from the North American license (as amended, the “Merck License”) of AzaSite to Merck & Co. (“Merck”) and royalties of Besivance from Bausch & Lomb. For the fiscal year ended September 30, 2011, the Company received $15 million in minimum royalties from Merck. For the fiscal year ended September 30, 2012, the Company expects to receive $17 million in minimum royalties from Merck.

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

Short-Term Investments

The Company’s investment policy is to limit the risk of principal loss of invested funds by generally attempting to limit market risk. Accordingly, as of June 30, 2012, the Company’s short-term investments of $15.5 million were invested in U.S. Treasury securities with original maturities of twelve months or less. They are classified as trading securities principally bought and held for the purpose of selling them in the near term with unrealized gains and losses included in earnings. As of June 30, 2012, the unrealized gain (loss) on these short-term investments was insignificant.

Warrant Liability

In July 2011, the Company issued warrants to purchase shares of the Company’s common stock in connection with a private placement financing transaction. The Company accounted for these warrants as a liability measured at fair value due to a provision included in the warrant agreements that provide the warrant holders with an option to require the Company (or its successor) to purchase their warrants for cash in the event of a “Fundamental Transaction” (as defined in the warrant agreements). The actual amount of cash required if the option is exercised would be determined using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) as determined in accordance with the terms of the warrant agreements. The fair value of the warrant liability is estimated using the Black-Scholes Model which requires inputs such as the remaining term of the warrants, share price volatility and risk-free interest rate. These assumptions are reviewed on a monthly basis and changes in the estimated fair value of the outstanding warrants are recognized each reporting period in the Condensed Consolidated Statements of Operations under “Change in fair value of warrant liability.”

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

At June 30, 2012, $17.1 million of the Company’s cash and cash equivalents and short-term investments consisted of Level 1 U.S. Treasury-backed money market funds that are measured at fair value on a recurring basis.

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

The Company has debt in the form of non-recourse, secured notes payable with a fixed interest rate, which constitute $58.6 million of Level 2 borrowings outstanding at June 30, 2012, measured at fair value on a nonrecurring basis, with an interest rate of 16%. At June 30, 2012, the Company’s debt was reflected in the accompanying unaudited condensed consolidated financial statements at face value. Due to a decline and uncertainty of AzaSite royalty revenues, it is reasonably possible that the fair value of the debt has declined. The decline in value of debt is not reasonably determinable at this time.

As discussed above, the fair value of the warrant liability (Level 3) was initially recorded on the grant date and remeasured at June 30, 2012 using the Black-Scholes Model, which requires inputs such as the remaining term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop.

The fair value of the warrant liability was estimated using the following assumptions, as determined in accordance with the terms of the warrant agreements, at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Risk-free interest rate	0.7%	0.8%
Remaining term (years)	4.0	4.5
Expected dividends	0.0%	0.0%
Volatility	100.0%	100.0%

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

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the six months ended June 30, 2012 (in thousands):

Balance at December 31, 2011	$4,155
Net decrease in fair value of warrant liability on remeasurement	(1,248)

Balance at June 30, 2012	$2,907

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

Equity Incentive Program

In 2007, the Company’s stockholders approved the Company’s 2007 Performance Incentive Plan (the “2007 Plan”), which provides for grants of options and other equity-based awards to the Company’s employees, directors and consultants. Options granted under this plan, and its predecessor plan, expire 10 years after the date of grant and become exercisable at such times and under such conditions as determined by the Company’s Board of Directors (generally, with 25% vesting after one year and the balance vesting on a daily basis over the next three years of service). Upon termination of the optionee’s service, unvested options terminate and vested options generally expire three months thereafter, if not exercised. Only nonqualified stock options have been granted under these plans to date. On January 1 of each calendar year during the term of the 2007 Plan, the shares of common stock available for issuance under the 2007 Plan will be increased by the lesser of (i) 2% of the total outstanding shares of common stock on December 31 of the preceding calendar year and (ii) 3,000,000 shares.

Stock-based Compensation

The Company’s stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

The effect of recording stock-based compensation for the three and six months ended June 30, 2012 and 2011 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Stock-based compensation expense by type of award:
Employee stock options	$206	$132	$401	$266
Non-employee stock options	17	—	34	—

Total stock-based compensation expense	$223	$132	$435	$266

Stock-based compensation included in expense line items in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Research and development	$67	$24	$129	$56
General and administrative	156	108	306	210

	$223	$132	$435	$266

During the six months ended June 30, 2012 and 2011, the Company granted options to purchase 2,197,500 and 1,662,500 shares of common stock, respectively, with an estimated total grant date fair value of $738,000 and $483,000, respectively. Based on the Company’s historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 10% for its options for all periods disclosed. Accordingly, for the quarters ended June 30, 2012 and 2011, the Company estimated that the stock-based compensation for the awards not expected to vest was $300,000 and $281,000, respectively.

As of June 30, 2012, unrecorded deferred stock-based compensation balance related to stock options was $1.6 million and will be recognized over an estimated weighted-average amortization period of 2.4 years.

Valuation assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model using the graded-vesting method with the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
Stock Options	2012	2011	2012	2011
Risk-free interest rate	0.9%	1.6%	0.8%	2.0%
Expected term (years)	5	5	5	5
Expected dividends	0.0%	0.0%	0.0%	0.0%
Volatility	91.2%	90.5%	90.7%	89.2%

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

The following is a summary of activity for the indicated periods:

	Number of shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	11,003,963	$0.41
Granted	2,197,500	0.48
Exercised	—	0.00
Forfeited	(37,500)	0.40
Expired	(180,000)	0.40

Outstanding at June 30, 2012	12,983,963	$0.42	8.06	$228

Options vested and expected to vest at June 30, 2012	12,321,673	$0.42	8.00	$227
Options exercisable at June 30, 2012	5,846,575	$0.42	7.08	$190

At June 30, 2012, the Company had 5,996,355 shares of common stock available for grant or issuance under its 2007 Plan. The weighted average grant date fair value of options granted during the six months ended June 30, 2012 and 2011 was $0.34 and $0.28 per share, respectively. No options were exercised during the six months ended June 30, 2012 and 2011.

The following table details the Company’s nonvested option activity for the period ended June 30, 2012:

	Number of shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2011	6,285,949	$0.27
Granted	2,197,500	0.34
Vested	(1,308,561)	0.24
Forfeited	(37,500)	0.28

Outstanding at June 30, 2012	7,137,388	$0.27

Note 3.	Net Loss per Share

Basic net loss per share has been computed using the weighted-average number of common shares outstanding during the period. Dilutive net loss per share is computed using the sum of the weighted average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options and warrants. Potentially dilutive securities have been excluded from the computation of diluted net loss per share in 2012 and 2011 as their inclusion would be antidilutive. For the three and six months ended June 30, 2012, 27,775,339 options and warrants were excluded from the calculation of diluted net loss per share because the effect was anti-dilutive. For the three and six months ended June 30, 2011, 11,510,978 options and warrants were excluded from the calculation of diluted net loss per share because the effect was anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2012	2011	2012	2011
Numerator:
Net loss	$(6,754)	$(2,773)	$(11,601)	$(5,213)

Denominator:
Weighted-average shares outstanding	131,951	94,823	131,951	94,823
Effect of dilutive securities:
Stock options	—	—	—	—

Weighted-average shares outstanding for diluted loss per share	131,951	94,823	131,951	94,823

Net loss per share:
Basic	$(0.05)	$(0.03)	$(0.09)	$(0.05)

Diluted	$(0.05)	$(0.03)	$(0.09)	$(0.05)

Note 4.	Warrant Liability

In July 2011, the Company completed a private placement financing transaction in which it sold shares of its common stock and warrants to purchase shares of its common stock. The Company sold a total of 36,978,440 shares of common stock, at a price of $0.60 per share, and issued warrants to purchase up to 14,791,376 shares of common stock. The warrants are exercisable at $0.75 per share and expire five years from the date of issuance. The private placement resulted in $22.2 million in gross proceeds and approximately $20.4 million in net proceeds to the Company after deducting placement agent fees, legal, accounting and other costs associated with the transaction. The Company intends to use the net proceeds of the transaction to fund clinical trials and for general corporate purposes, including working capital.

As discussed in Note 1, the warrants issued in July 2011 include a provision that provides the warrant holders with an option to require the Company (or its successor) to purchase the warrants for cash in an amount equal to the Black-Scholes value in the event of a “Fundamental Transaction” (as defined in the warrant agreements). Accordingly, the fair value of the warrants at the issuance date was estimated using the Black-Scholes Model, as determined in accordance with the terms of the warrant agreements, and the Company recorded a warrant liability of $6.4 million in July 2011 and remeasured to $4.2 million at December 31, 2011. The Company remeasured the warrant liability to $2.9 million at June 30, 2012 and recorded a decrease to the warrant liability of approximately $1.3 million, which was recognized as income in the Company’s Condensed Consolidated Statement of Operations for the six months ended June 30, 2012. Additional disclosures regarding assumptions used in calculating the fair value of the warrant liability are included in Note 1.

Note 5.	Common Stock Warrants

The following table shows outstanding warrants as of June 30, 2012, all of which were issued in the July 2011 private placement financing transaction. All of the outstanding warrants have cashless exercise provisions in the event the registration statement registering the resale of the shares of common stock issuable upon exercise of the warrants is not effective or the prospectus forming a part of the registration statement is not current. All warrants are exercisable for common stock.

Date Issued	Warrant Shares	Exercise Price	Expiration Date	Potential Proceeds if Exercised for Cash
July 18, 2011	14,791,376	$0.75	July 18, 2016	$11,093,532

Note 6.	Subsequent Events

On August 9, 2012, the Company amended the payment terms of the existing Merck License through its subsidiary, Inspire Pharmaceuticals, Inc. On a quarterly basis, Merck will pay the Company the higher of the pro-rata annual minimum royalty or the earned royalty for 2012 and 2013. In addition, in August 2012, Merck paid the Company a $7.2 million catch-up payment for the difference between the earned royalties already paid for the fourth quarter of 2011 and the first and second quarters of 2012, and the pro-rata annual minimum royalties for those quarters.

The Company evaluated subsequent events through the date on which the financial statements were issued and determined that there were no other subsequent events that required adjustments or disclosures to the financial statements for the quarter ended June 30, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below under “Risk Factors,” as well as elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence or identification of unanticipated events.

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

•

BromSiteTM (ISV-303) is a DuraSite formulation of bromfenac in development for the treatment of post-operative inflammation and eye pain. We initiated a Phase 1/2 clinical trial for this product candidate in August 2010 and completed patient enrollment in December 2010. In the first quarter of 2011, we received positive top-line results from this study, which demonstrated the efficacy and safety of BromSite. In the third quarter of 2011, we completed an additional Phase 2 clinical trial to investigate the pharmacokinetics (PK) of BromSite in humans. We received positive top-line results that showed that the mean concentration of bromfenac in the aqueous humor of patients using BromSite was more than double compared to the currently available bromfenac eye product. We have discussed the design of the Phase 3 clinical trial with the FDA. We initiated a Phase 3 clinical trial for this product candidate in July 2012.

•

ISV-101 is a DuraSite formulation with a low concentration of bromfenac for the treatment of dry eye disease. We filed an Investigational New Drug Application (IND) with the FDA for this product candidate in the first quarter of 2011. We anticipate a Phase 1/2 clinical trial for this product candidate, but no time period has been set.

Business Strategy.

Our business strategy consists of the following:

1.	Develop our pipeline of ocular product candidates. We seek to identify new product candidates from proven drugs that can be improved by formulation in DuraSite, which substantially reduces the clinical risk in these product candidates. We plan to conduct preclinical and clinical testing of our portfolio product candidates.

2.	Monetize our product candidates. At the appropriate time, we seek to partner with larger pharmaceutical companies to manufacture and market these products. Partnering agreements generally include upfront and milestone payments, as well as on-going royalty payments upon commercialization, payable to us.

Major Developments

Our major developments and events in 2012 included:

•	As of July 24, 2012, we had 826 patients, out of 900 planned patients, enrolled in the AzaSite Plus/DexaSite Phase 3 clinical trial; and

•	In July 2012, we initiated the BromSite Phase 3 clinical trial.

Results of Operations

Revenues.

Our revenues for the three and six months ended June 30, 2012 and 2011 were:

Revenues

(in millions)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
AzaSite royalties	$1.3	$2.6	$3.2	$5.4
Besivance royalties	0.5	0.3	0.9	0.4
Other	—	0.2	—	0.4

Total	$1.8	$3.1	$4.1	$6.2

For the three months ended June 30, 2012 and 2011, the decrease in AzaSite royalties was driven by a 50% decrease in AzaSite net sales by Merck. The increase in Besivance royalties was driven by an increase in net sales of Besivance by Bausch + Lomb. Revenues in the second quarter of 2011 also included $0.2 million from the amortization and recognition of international license fee payments for AzaSite.

For the six months ended June 30, 2012 and 2011, the decrease in AzaSite royalties was driven by a 40% decrease in AzaSite net sales by Merck. The increase in Besivance royalties was driven by an increase in net sales of Besivance by Bausch + Lomb. Revenues in the six months ended June 30, 2011 also included $0.2 million from the amortization and recognition of international license fee payments for AzaSite and $0.2 million from the sale of azithromycin to Merck under a supply agreement (the “Supply Agreement”).

Research and development expenses.

Our research and development (R&D) expenses for the three and six months ended June 30, 2012 and 2011 were:

R&D Cost by Program

(in millions)

	Three months ended June 30,		Six months ended June 30,
Program	2012	2011	2012	2011
AzaSite Plus/DexaSite	$2.2	$0.2	$4.2	$0.3
BromSite	0.8	0.3	1.2	0.4
New products and other	0.2	0.1	0.4	0.3
Programs - non-specific	1.6	0.8	3.0	1.6

Total	$4.8	$1.4	$8.8	$2.6

For the three and six months ended June 30, 2012, our AzaSite Plus/DexaSite program expenses primarily related to costs for our Phase 3 clinical trial. As of June 30, 2012, we had 760 patients enrolled. Our BromSite program expenses primarily related to the costs of preparing for a Phase 3 clinical trial. Non-specific program costs, which comprised facility, internal personnel and stock-based compensation costs that are not allocated to a specific development program, increased primarily due to an increase in headcount as a direct result of the Phase 3 clinical trials for AzaSite Plus/DexaSite and the planned Phase 3 clinical trial for BromSite. In addition, we continue to incur R&D expense to develop new product candidates.

For the three and six months ended June 30, 2011, program expenses primarily consisted of non-specific program costs which comprised facility, internal personnel and stock-based compensation costs that are not allocated to a specific development program. Our AzaSite Plus/DexaSite program expenses primarily related to costs to prepare for the new Phase 3 clinical trial. Our BromSite program expenses primarily related to the Phase 1/2 clinical trial that was initiated in August 2010.

General and administrative expenses.

General and administrative expenses for the three months ended June 30, 2012 and 2011 were $1.4 million and $1.5 million, respectively. In the 2011 period, the Company incurred higher legal expenses pertaining to patent litigation with the Regents of the University of California and Sandoz, Inc. General and administrative expenses for the six months ended June 30, 2012 and 2011 were $2.8 million.

Cost of revenues.

Cost of revenues for the three months ended June 30, 2012 and 2011 were $0.2 million and $0.4 million, respectively. Cost of revenues for the six months ended June 30, 2012 and 2011 were $0.5 million and $0.9 million, respectively. Cost of revenues were primarily comprised of royalties accrued for third parties, including Pfizer. For the six months ended June 30, 2011, cost of revenues also included $0.2 million for the cost of the azithromycin supplied to Merck under the Supply Agreement.

Interest expense and other, net.

Interest expense and other, net, for the three months ended June 30, 2012 and 2011 was an expense of $2.5 million and $2.6 million, respectively. Interest expense and other, net, for the six months ended June 30, 2012 and 2011 was an expense of $4.9 million and $5.1 million, respectively. These expenses are primarily related to interest on our secured notes payable.

Change in fair value of warrant liability.

Change in fair value of warrant liability was income of $0.2 million and $1.2 million, respectively, for the three and six months ended June 30, 2012. The income resulted from a decrease in the fair value of our warrant liability that was previously valued as of March 31, 2012 and December 31, 2011, respectively, and revalued as of June 30, 2012. The decrease in fair value was primarily driven by a decrease in our stock price.

Liquidity and Capital Resources

In recent years, we have financed our operations primarily through private placements, debt financings and payments from corporate collaborations. At June 30, 2012, our cash and cash equivalents and short-term investments were $2.1 million and $15.5 million, respectively. It is our policy to invest our cash and cash equivalents and short-term investments in highly liquid securities, such as interest-bearing money market funds, treasury and federal agency notes. The current uncertain credit markets may affect the liquidity of such money market funds or other cash investments.

Net cash used in operating activities was $8.8 million and $4.3 million for the six months ended June 30, 2012 and 2011, respectively. The increase primarily resulted from $4.2 million of costs incurred for our AzaSite/DexaSite Phase 3 clinical trial.

Net cash provided by investing activities was $9.0 million and $3.0 million for the six months ended June 30, 2012 and 2011, respectively. In 2012 and 2011, we converted short-term investments to cash and cash equivalents.

For the six months ended June 30, 2012 and 2011, we undertook no financing activities.

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

We have debt in the form of non-recourse, secured notes payable with fixed interest rates. As a result, our exposure to market risk caused by fluctuations in interest rates is minimal. We had $58.6 million in borrowings outstanding as of June 30, 2012, with a fixed interest rate of 16%. If the market interest rates increase by 10% from the June 30, 2012 levels, it would not result in an increase in interest expense. As of June 30, 2012, the face value of our debt was estimated to be approximately the fair value based on current market rates.

The securities in our investment portfolio are not leveraged and are subject to minimal interest rate risk. Due to their original maturities of twelve months or less, the securities are classified as cash and cash equivalents or short-term investments. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio. While a hypothetical decrease in market interest rates by 10% from the June 30, 2012 levels would cause a decrease in interest income, it would not likely result in loss of principal.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings.

We are subject to various claims and legal actions during the ordinary course of our business. On November 30, 2009, a patent interference was declared before the Board of Patent Appeals and Interferences on certain U.S. patents covering AzaSite. Regents of the University of California, or University, assert that the inventions contained in these patents were made by a former employee of the University alone, and without collaboration with us. They are asserting that they own those inventions, and that they are entitled to an award of priority of invention and a judgment that the inventions are not patentable to us. On November 25, 2011, the U.S. Patent and Trademark Office, or USPTO, entered judgment against the University. On December 23, 2011, the University filed a Notice of Appeal to the Court of Appeals for the Federal Circuit in Washington, D.C., and on January 4, 2012, we filed a Notice of Cross-Appeal. We continue to believe the University’s assertions are without merit and we will continue to vigorously defend our position.

We received a Notice Letter that Sandoz, Inc. or Sandoz, has filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution, or the Sandoz Product, prior to the expiration of the five U.S. patents listed in the Orange Books for AzaSite, which include four of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Sandoz ANDA filing, Sandoz alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed upon by the Sandoz Product. On May 26, 2011, we, Merck and Pfizer filed a patent infringement lawsuit against Sandoz and related entities. The plaintiff companies have agreed that Merck will take the lead in prosecuting this lawsuit. The filing of this lawsuit triggered an automatic stay, or bar, of the FDA’s approval of the ANDA for up to 30 months or until a final district court decision of the infringement lawsuit, whichever comes first. We and the other plaintiffs intend to vigorously enforce our patent rights relating to AzaSite and vigorously contest any Sandoz assertions that these patents are invalid or unenforceable.

There are currently no other claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

Item 1A.	Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in our quarterly report on Form 10-Q for the quarter ended March 31, 2012.

It is difficult to evaluate our business because we are in an early stage of commercializing our products, our technology is untested and successful development of pharmaceutical products is highly uncertain and requires significant expenditures and time

We are in the early stages of commercializing our products. AzaSite received regulatory approval in the U.S. in April 2007 and commercial sales of AzaSite began in the third quarter of 2007. Besivance received regulatory approval in May 2009 and commercial sales of Besivance began in the second half of 2009. We must receive approval in other countries prior to marketing AzaSite in such countries. Before regulatory authorities grant us marketing approval for additional products, we need to conduct significant additional research and development and preclinical and clinical testing and submit New Drug Applications, or NDAs. Successful development of pharmaceutical products is highly uncertain. Products that appear promising in research or development, may be delayed or fail to reach later stages of development or the market for several reasons, including:

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

Clinical trials are expensive, time-consuming and difficult to design, enroll and implement and there can never be any assurance that the results of such clinical trials will be favorable

Human clinical trials for our product candidates are very expensive and difficult to design, enroll and implement, in part because they are subject to rigorous regulatory requirements. A significant portion of our operating expenses in the six months ending June 30, 2012 has been incurred on our AzaSite Plus/DexaSite Phase 3 clinical trial as well as preparations for additional trials. The clinical trial process is also time-consuming. We may experience difficulties or delays in enrolling our clinical trials, which can delay the trials and our ability to obtain ultimate approval of our product candidates. In addition, we require various clinical materials to conduct our clinical trials and any unavailability or delay in our ability to obtain these materials may delay our trials, cause them to be more expensive or preclude us from completing these trials, which would harm our ability to obtain approval for our product candidates and therefore harm our business. We estimate that any particular clinical trial may take over a year to complete and will be very expensive. Furthermore, we could encounter problems that might cause us to abandon or repeat clinical trials resulting in additional expense, further delays and potentially preventing the completion of such trials. The commencement and completion of clinical trials may be delayed or terminated due to several factors, including, among others:

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

For example, results from our Phase 3 clinical trial of AzaSite Plus for the treatment of blepharoconjunctivitis showed improved clinical outcomes as compared to treatment with a corticosteroid alone or antibiotic alone in the reduction of inflammatory signs and symptoms and bacterial eradication, respectively. In addition, AzaSite Plus was very well tolerated. However, the trial did not achieve its primary clinical endpoint as defined by the protocol. We discussed the results of this trial with the FDA and determined a development plan for AzaSite Plus. We cannot assure you that our current Phase 3 clinical trial for AzaSite Plus and DexaSite will meet the prescribed clinical endpoint as defined in the protocol for that study or that we will ultimately achieve FDA approval for the commercialization of AzaSite Plus or DexaSite.

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

We may not be able to enter into arrangements with third parties to support the commercialization of our products on acceptable terms, or at all, and may not be able to maintain any arrangement that we do enter into. If we pursue a partnership for AzaSite Plus, DexaSite or our other product candidates prior to completing the Phase 3 trials, we will likely receive less favorable economic terms than if we completed successful Phase 3 trials.

The commercial success of our products is dependent on the diligent efforts of our corporate collaborators

Because we generally rely on third parties for the marketing and sale of our products, revenues that we receive will be highly dependent on the efforts and success of these third parties, particularly our partner Merck. Since Merck’s acquisition of Inspire, net sales of AzaSite have decreased significantly. There can be no assurance that our royalty revenues from net sales of AzaSite will return to prior levels or will grow as originally anticipated. Our partners, including Merck, may terminate their relationships with us and/or may not diligently or successfully market or sell our products. These partners may also pursue alternative or competing technologies or develop alternative products either on their own or in collaboration with others, including our competitors. In addition, marketing consultants and contract sales organizations that we may use in the future for our products may market products that compete with our products and we must rely on their efforts and ability to market and sell our products effectively.

If we fail to enter into future collaborations or our current collaborations are terminated, we will need to enter into new collaborations or establish our own sales and marketing organization

We may not be able to enter into or maintain collaborative arrangements with third parties, including Merck. If we are not successful in entering into future collaborations or maintaining our existing collaborations, particularly with Merck, we may be required to find new corporate collaborators or establish our own sales and marketing organization. We do not have a long-standing relationship with Merck and have limited information with respect to AzaSite and its marketing. The number of monthly prescriptions and sales of AzaSite have significantly declined since Merck took over marketing and sales of AzaSite after its acquisition of Inspire. While the minimum royalty payments from Merck have made up for this decline, there can be no assurance that Merck will devote significant resources to, or successfully market and sell, AzaSite. There can be no assurance that we will ever receive higher, or equivalent, royalty revenues from Merck than we did from Inspire as an independent company. In addition, under the terms of the Merck License, Merck’s obligation to make minimum royalty payments may be suspended upon the occurrence of certain events, such as a requirement by the FDA or other governmental agency to suspend the marketing of AzaSite or withdraw it from the market in the United States or if we are unable to obtain commercial quantities of AzaSite for Merck to market and sell. Furthermore, Merck may terminate the Merck License at any time. If Merck were to terminate the Merck License, we would have to find a new marketing partner or market AzaSite ourselves. There can be no assurance that any new partnership would be on similar terms as the Merck License. We have no experience in sales, marketing or distribution and establishing such an organization would be costly. Moreover, there is no guarantee that a sales and marketing organization established by us would be successful. If we are unable to maintain existing collaborations, enter into additional collaborations or successfully market our products ourselves, our revenues and financial results would be significantly harmed.

Our future success depends on our ability to engage third parties to assist us with the development of new products, new indications for existing products and the conduct of our clinical trials to achieve regulatory approval for commercialization and any failure or delay by those parties to fulfill their obligations could adversely affect our development and commercialization plans

For our business model to succeed, we must continually develop new products or discover new indications for our existing products. As part of that process, we rely on third parties such as clinical research organizations, clinical investigators and outside testing labs for development activities, such as Phase 2 and/or Phase 3 clinical testing, and to assist us in obtaining regulatory approvals for our product candidates. We rely heavily on these parties for successful execution of their responsibilities but have no control over how these parties manage their businesses and cannot assure you that such parties will diligently or effectively perform their activities. For example, the clinical investigators that are conducting our clinical trials, including our current Phase 3 clinical trial for AzaSite Plus and DexaSite are not our employees and we anticipate that any future clinical trials of AzaSite Plus, DexaSite or BromSite will also be conducted by third parties. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocols, rules and regulations or in accordance with the general investigational plan and protocols for the trial as well as the various rules and regulations governing clinical trials in the United States and abroad. Any failure by those parties to perform their duties effectively and on a timely basis could harm our ability to develop and commercialize new products, harm our business and subject us to potential liabilities.

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

Inspire historically promoted AzaSite to ophthalmologists. Pediatricians and primary care physicians write more than 67% of prescriptions for ophthalmic antibiotics. However, Inspire had no experience calling on pediatricians and primary care physicians. To date, Merck has continued to market AzaSite exclusively to ophthalmologists. There can be no assurance that Merck will more broadly market AzaSite. Inspire’s and Merck’s focus on eye care professionals rather than pediatricians and primary care providers may have resulted and if continued, may continue to result in lower AzaSite sales and therefore lower royalties paid to us. A large number of pharmaceutical companies, including those with competing products and those with products for indications that are completely unrelated to AzaSite, compete for the time and attention of eye care professionals, pediatricians and primary care physicians. Neither we nor our subsidiary have any control over how Merck manages and operates its sales force, how effective Merck’s sales efforts will be or Merck’s pricing decisions regarding AzaSite.

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

Merck could deemphasize, sell, terminate or sublicense its rights to AzaSite. Neither we nor our subsidiary can prevent Merck from developing or licensing a product that competes with AzaSite or limiting or withdrawing its support of AzaSite. Our subsidiary’s ability to pay amounts due on the AzaSite Notes may be materially harmed to the extent Merck is unable or unwilling to successfully market and sell AzaSite. To the extent that our subsidiary fails to meet its payment obligations, we will have to make such payments out of our own cash resources in order to avoid a default under the AzaSite Notes, which we have done in the past. Failure to pay the interest due on two consecutive payment dates would constitute an event of default under the indenture, giving the right, but not the obligation, to noteholders to exercise their contractual remedies pursuant to the indenture. To the extent that an event of default occurs, the bondholders could seek available remedies, including foreclosure on our subsidiary. Our ability to receive future revenue from sales of AzaSite is dependent on our subsidiary repaying the AzaSite Notes in a timely fashion. If our subsidiary takes longer than anticipated to repay the AzaSite Notes, or if it defaults on the AzaSite Notes, we may not receive future revenue from AzaSite as currently planned, or at all.

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

We rely on a sole source for the supply of the active pharmaceutical ingredient for AzaSite

We currently have a single supplier for azithromycin, the active drug incorporated into AzaSite. Under the Merck License and the Supply Agreement, we have agreed to provide a supply of azithromycin to Merck for the manufacture of AzaSite in the Territory, which we currently arrange through one supplier. The supplier of azithromycin has a drug master file on the compound with the FDA and is subject to the FDA’s review and oversight. The supplier’s manufacturing facility is subject to potential natural disasters, including earthquakes, hurricanes, tornadoes, floods, fires or explosions, and other interruptions in operation due to factors including labor unrest or strikes, failures of utility services or microbial or other contamination. If the supplier failed or refused to continue to supply us, if the FDA were to identify issues in the production of azithromycin that the supplier was unable to resolve quickly and cost-effectively, or if other issues were to arise that impact production, Merck’s ability to manufacture and commercialize AzaSite could be interrupted, we may be in breach of the Supply Agreement and our subsidiary’s ability to pay amounts due on the AzaSite Notes may be materially harmed, which could force us to make such payments out of our own cash resources in order to avoid a default under the AzaSite Notes and prevent or delay our ability to receive future revenue from AzaSite. Additional suppliers for azithromycin exist, but qualification of an alternative source could be time consuming and expensive and, during such qualification process, could negatively impact the sales of AzaSite. There is also no guarantee that these additional suppliers can supply sufficient quantities or quality product at a reasonable price, or at all. While we are required to maintain a certain level of inventory of azithromycin to support Merck’s manufacturing needs, that inventory may not be sufficient to prevent an interruption in the availability of AzaSite.

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

Our insurance coverage may not adequately cover our potential product liability exposure

We are exposed to potential product liability risks inherent in the development, testing, manufacturing, marketing and sale of human therapeutic products. Product liability insurance for the pharmaceutical industry is expensive. Although we believe our current insurance coverage is adequate to cover likely claims we may encounter given our current stage of development and activities, our present product liability insurance coverage will not be adequate to cover all potential claims we may encounter, particularly if AzaSite is commercialized outside the United States and Canada. If AzaSite is commercialized in other countries, we may have to increase our coverage, which will be expensive, and we may not be able to obtain or afford adequate insurance coverage against potential claims in sufficient amounts or at a reasonable cost.

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

Management and principal stockholders may be able to exert significant control on matters requiring approval by our stockholders

As of June 30, 2012, our management and principal stockholders (those owning more than 5% of our outstanding shares) together beneficially owned approximately 46% of our shares of common stock. As a result, our management and principal stockholders, acting together or individually, may be able to exert significant control on matters requiring approval by our stockholders, including the election of all or at least a majority of our Board of Directors, the approval of amendments to our charter, and the approval of business combinations and certain financing transactions. In September 2008, a group of our stockholders prevailed in a proxy contest that resulted in the replacement of all members of our Board of Directors.

The market prices for securities of biopharmaceutical and biotechnology companies such as ours have been and are likely to continue to be highly volatile due to reasons that are related and unrelated to our operating performance and progress; we have not paid dividends in the past and do not anticipate doing so in the future

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances, the status of our relationships or proposed relationships with third-party collaborators, the results of testing and clinical trials, future sales of equity or debt securities by us, the exercise of outstanding options and warrants that could result in dilution to our current holders of common stock, developments in our patents or other proprietary rights or those of our competitors, our own or Merck’s failure to meet analyst expectations, any litigation regarding the same, technological innovations or new therapeutic products, governmental regulation, or public concern as to the safety of products developed by us or others and general market conditions concerning us, our competitors or other biopharmaceutical companies may have a significant effect on the market price of our common stock. For example, in the twelve months ended June 30, 2012, our closing stock price fluctuated from a high of $0.70 to a low of $0.27. Such fluctuations can lead to securities class action litigation and make it difficult to obtain financing. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

We have not paid any cash dividends on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Our common stock trades on the OTCBB

Our common stock currently trades on the over-the-counter bulletin board (OTCBB) market, although there are no assurances that it will continue to trade on this market. Over-the-counter (OTC) transactions involve risks in addition to those associated with transactions on a stock exchange. Listing on the OTC rather than a stock exchange could harm the trading volume and liquidity of our common stock and, as a result, the market price for our common stock might become more volatile. Listing on the OTC could also cause a reduction in the number of investors willing or able to hold or acquire our common stock, transactions in our common stock could be delayed and securities analysts’ and news media coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock. Listing on the OTC could also make our common stock substantially less attractive as collateral for loans, for investment by potential financing sources under their internal policies or state and federal securities laws or as consideration in future capital raising transactions. Furthermore, the listing on the OTC rather than a stock exchange may have other negative implications, including the potential loss of confidence by suppliers, partners and employees. Our OTC status may also make it more difficult and expensive for us to comply with state and federal securities laws in connection with future financings, acquisitions or equity issuances to employees and other service providers, thereby making it more difficult and expensive for us to raise capital, acquire other businesses using our stock and compensate our employees using equity.

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

Sales of shares of common stock issued in our July 2011 financing may cause the market price of our common stock to decline

We issued 36,978,440 shares of common stock and warrants to purchase up to 14,791,376 shares of common stock in our July 2011 financing. The aggregate of 51,769,816 shares of common stock issued in the transaction and issuable upon exercise of the warrants may be freely sold in the open market, subject to compliance with Rule 144 and other applicable securities laws. The sale of a significant amount of these shares of common stock in the open market, or the perception that these sales may occur, could cause the market price of our common stock to decline or become highly volatile.

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

  On August 9, 2012, we entered into the First Amendment to the License Agreement, by and between InSite and Inspire (the “First Amendment”), which amended certain limited terms of the License Agreement. Pursuant to the First Amendment, the parties agreed to amend Section 5.3(a) of the License Agreement in order to establish procedures and calculations for payment by Inspire of quarterly royalty payments rather than annual royalty payments. In addition, under the First Amendment, Inspire agreed to pay us $7,293,251 for quarterly true-up payments due for the first three quarters of the current royalty period.

  The foregoing description of the First Amendment is not complete and is qualified in its entirety by reference to the full text of the First Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.	Exhibits.

  The information required under this Item appears under the heading “Exhibit Index” of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSITE VISION INCORPORATED

Dated: August 14, 2012	by:	/s/ Louis Drapeau

Louis Drapeau
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Table

10.1	First Amendment to License Agreement, by and between Inspire Pharmaceuticals, Inc. and InSite Vision, dated as of August 9, 2012.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from InSite Vision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements.