Form 10-Q
period 2012-09-30
INSITE VISION INC
filed 2012-11-09
CIK 802724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 6, 2012
Common Stock, $0.01 par value per share	131,951,033 shares

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

InSite Vision Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share data)	September 30, 2012	December 31, 2011
	(UNAUDITED)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$1,225	$1,900
Short-term investments	11,995	24,495
Accounts receivable	4,617	2,564
Prepaid expenses and other current assets	118	12

Total current assets	17,955	28,971
Property and equipment, net	379	345
Debt issuance costs, net	2,771	3,085

Total assets	$21,105	$32,401

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$907	$703
Accrued liabilities	720	411
Accrued compensation and related expense	978	978
Accrued royalties	1,074	964
Accrued interest	1,073	1,171
Non-recourse secured notes payable, current	9,737	6,286
Warrant liability	3,010	4,155

Total current liabilities	17,499	14,668
Non-recourse secured notes payable	43,931	52,272

Total liabilities	61,430	66,940

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized; 131,951,033 shares issued and outstanding at September 30, 2012 and December 31, 2011	1,320	1,320
Additional paid-in capital	164,341	163,668
Accumulated deficit	(205,986)	(199,527)

Total stockholders’ deficit	(40,325)	(34,539)

Total liabilities and stockholders’ deficit	$21,105	$32,401

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2011.

See accompanying notes to condensed consolidated financial statements.

.

InSite Vision Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Revenues:
Royalties	$12,139	$6,613	$16,228	$12,398
Licensing fee and milestone amortization	—	—	—	200
Other product and service revenues	—	—	—	194

Total revenues	12,139	6,613	16,228	12,792

Expenses:
Research and development	2,600	1,898	11,397	4,468
General and administrative	1,623	1,677	4,389	4,429
Cost of revenues, principally royalties to third parties	313	343	764	1,288

Total expenses	4,536	3,918	16,550	10,185

Income (loss) from operations	7,603	2,695	(322)	2,607
Interest expense and other, net	(2,358)	(2,547)	(7,282)	(7,672)
Change in fair value of warrant liability	(103)	1,363	1,145	1,363

Net income (loss)	$5,142	$1,511	$(6,459)	$(3,702)

Net income (loss) per share:
Income (loss) per share - basic	$0.04	$0.01	$(0.05)	$(0.04)

Income (loss) per share - diluted	$0.04	$0.01	$(0.05)	$(0.04)

Weighted average shares used in per-share calculation:
- Basic	131,951	124,968	131,951	104,982

- Diluted	132,584	126,726	131,951	104,982

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(in thousands)	2012	2011
OPERATING ACTIVITIES:
Net loss	$(6,459)	$(3,702)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70	58
Amortization of debt issuance costs	314	313
Stock-based compensation	673	419
Change in fair value of warrant liability	(1,145)	(1,363)
Changes in operating assets and liabilities:
Accounts receivable	(2,053)	(3,149)
Prepaid expenses and other current assets	(106)	(331)
Accounts payable	204	165
Accrued liabilities	309	93
Accrued compensation and related expense	—	96
Accrued royalties	110	54
Accrued interest	(98)	(60)

Net cash used in operating activities	(8,181)	(7,407)

INVESTING ACTIVITIES:
Purchase of property and equipment	(104)	(131)
Decrease (increase) in short-term investments	12,500	(20,492)

Net cash provided by (used in) investing activities	12,396	(20,623)

FINANCING ACTIVITIES:
Issuance of common stock from priviate placement, net of issuance costs	—	20,399
Payment of secured notes payable	(4,890)	—

Net cash provided by (used in) financing activities	(4,890)	20,399

Net decrease in cash and cash equivalents	(675)	(7,631)
Cash and cash equivalents at beginning of period	1,900	11,469

Cash and cash equivalents at end of period	$1,225	$3,838

Supplemental disclosure of cash flow information:
Interest received	$14	$22

Interest paid	$7,077	$7,441

Income taxes	$1	$—

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Notes to Condensed Consolidated Financial Statements

September 30, 2012

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for any future period.

The Company operates in one segment using one measure of profitability to manage its business. All of the Company’s long-lived assets are located in the United States. Revenues are primarily royalties from the North American license (as amended, the “Merck License”) of AzaSite to Merck & Co. (“Merck”) and royalties of Besivance from Bausch + Lomb. On August 9, 2012, the Company amended the payment terms of the existing Merck License. On a quarterly basis, Merck will pay the Company the higher of the pro-rata annual minimum royalty or the earned royalty for 2012 and 2013. In addition, in August 2012, Merck paid the Company a $7.3 million catch-up payment for the difference between the earned royalties already paid for the fourth quarter of 2011 and the first and second quarters of 2012, and the pro-rata annual minimum royalties for those quarters. For the fiscal year ended September 30, 2011, the measurement period pursuant to the terms of the Merck License, the Company received $15 million in minimum royalties from Merck. For the fiscal year ended September 30, 2012, the Company received $17 million in minimum royalties from Merck. For the fiscal year ended September 30, 2013, the Company expects to receive $19 million in minimum royalties, unless Merck cancels the agreement with six month’s notice.

These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Use of Estimates

The preparation of financial statements requires the Company to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Short-Term Investments

The Company’s investment policy is to limit the risk of principal loss of invested funds by generally attempting to limit market risk. Accordingly, as of September 30, 2012, the Company’s short-term investments of $12.0 million were invested in U.S. Treasury securities with original maturities of twelve months or less. They are classified as trading securities principally bought and held for the purpose of selling them in the near term with unrealized gains and losses included in earnings. As of September 30, 2012, the unrealized gain (loss) on these short-term investments was insignificant.

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

At September 30, 2012, $13.1 million of the Company’s cash and cash equivalents and short-term investments consisted of Level 1 U.S. Treasury-backed money market funds that are measured at fair value on a recurring basis.

The Company’s financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and debt obligations. Accounts receivable and accounts payable are reflected in the accompanying unaudited condensed consolidated financial statements at cost, which approximates fair value due to the short-term nature of these instruments. While the Company believes its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The Company has debt in the form of non-recourse, secured notes payable with a fixed interest rate, which constitute $53.7 million of Level 2 borrowings outstanding at September 30, 2012, measured at fair value on a nonrecurring basis, with an interest rate of 16%. At September 30, 2012, the Company’s debt was reflected in the accompanying unaudited condensed consolidated financial statements at face value. Due to a decline in and uncertainty regarding AzaSite earned royalty revenues, it is reasonably possible that the fair value of the debt has declined. The decline in value of debt is not reasonably determinable at this time.

As discussed above, the fair value of the warrant liability, determined using Level 3 criteria, was initially recorded on the grant date and remeasured at September 30, 2012 using the Black-Scholes Model, which requires inputs such as the remaining term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop.

The fair value of the warrant liability was estimated using the following assumptions, as determined in accordance with the terms of the warrant agreements, at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Risk-free interest rate	0.6%	0.8%
Remaining term (years)	3.8	4.5
Expected dividends	0.0%	0.0%
Volatility	100.0%	100.0%

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

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2012 (in thousands):

Balance at December 31, 2011	$4,155
Net decrease in fair value of warrant liability on remeasurement	(1,145)

Balance at September 30, 2012	$3,010

The net decrease in the estimated fair value of the warrant liability was recognized as income under “Change in fair value of warrant liability” in the Condensed Consolidated Statements of Operations.

The warrant liability’s exposure to market risk will vary over time depending on interest rates and the Company’s stock price. Although the table above reflects the current estimated fair value of the warrant liability, it does not reflect the gains or losses associated with market exposures, which will depend on actual market conditions during the remaining life of the warrants.

Recently Adopted Pronouncements

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

The effect of recording stock-based compensation for the three and nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Stock-based compensation expense by type of award:
Employee stock options	$216	$150	$617	$416
Scientific Advisory Board stock options	22	3	56	3

Total stock-based compensation expense	$238	$153	$673	$419

Stock-based compensation included in expense line items in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Research and development	$70	$40	$199	$96
General and administrative	168	113	474	323

	$238	$153	$673	$419

During the nine months ended September 30, 2012 and 2011, the Company granted options to purchase 2,197,500 and 1,967,500 shares of common stock, respectively, with an estimated total grant date fair value of $738,000 and $601,000, respectively. Based on the Company’s historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 10% for its options for all periods disclosed. Accordingly, for the quarters ended September 30, 2012 and 2011, the Company estimated that the stock-based compensation for the awards not expected to vest was $255,000 and $261,000, respectively.

As of September 30, 2012, unrecorded deferred stock-based compensation balance related to stock options was $1.3 million and will be recognized over an estimated weighted-average amortization period of 2.3 years.

Valuation assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model using the graded-vesting method with the following weighted-average assumptions:

	Three months ended September 30,	Nine months ended September 30,
Stock Options	2011	2012	2011
Risk-free interest rate	0.9%	0.8%	1.8%
Expected term (years)	5	5	5
Expected dividends	0.0%	0.0%	0.0%
Volatility	90.1%	90.7%	89.3%

There are no valuation assumptions for the three months ended September 30, 2012, since the Company did not grant stock options.

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

The following is a summary of activity for the indicated periods:

	Number of shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	11,003,963	$0.41
Granted	2,197,500	0.48
Exercised	—	0.00
Forfeited	(97,500)	0.42
Expired	(205,000)	0.47

Outstanding at September 30, 2012	12,898,963	$0.42	7.82	$345

Options vested and expected to vest at September 30, 2012	12,390,757	$0.42	7.77	$342
Options exercisable at September 30, 2012	6,591,676	$0.42	7.02	$275

At September 30, 2012, the Company had 6,081,355 shares of common stock available for grant or issuance under its 2007 Plan. The weighted average grant date fair value of options granted during the nine months ended September 30, 2012 and 2011 was $0.34 and $0.31 per share, respectively. No options were exercised during the nine months ended September 30, 2012 and 2011.

The following table details the Company’s nonvested option activity for the period ended September 30, 2012:

	Number of shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2011	6,285,949	$0.27
Granted	2,197,500	0.34
Vested	(2,078,662)	0.25
Forfeited	(97,500)	0.29

Outstanding at September 30, 2012	6,307,287	$0.27

Note 3. Net Income (Loss) per Share

Basic net income (loss) per share has been computed using the weighted-average number of common shares outstanding during the period. Dilutive net income (loss) per share is computed using the sum of the weighted average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options and warrants. Potentially dilutive securities have been excluded from the computation of diluted net income (loss) per share in 2012 and 2011 as their inclusion would be antidilutive. For the three months ended September 30, 2012 and 2011, 27,057,611 and 23,583,761 options and warrants were excluded from the calculation of diluted net income per share because the effect was anti-dilutive. For the nine months ended September 30, 2012 and 2011, 27,690,339 and 25,341,839 options and warrants were excluded from the calculation of diluted net loss per share because the effect was anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2012	2011	2012	2011
Numerator:
Net income (loss)	$5,142	$1,511	$(6,459)	$(3,702)

Denominator:
Weighted-average shares outstanding	131,951	124,968	131,951	104,982
Effect of dilutive securities:
Stock options	633	1,758	—	—

Weighted-average shares outstanding for diluted loss per share	132,584	126,726	131,951	104,982

Net income (loss) per share:
Basic	$0.04	$0.01	$(0.05)	$(0.04)

Diluted	$0.04	$0.01	$(0.05)	$(0.04)

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

As discussed in Note 1, the warrants issued in July 2011 include a provision that provides the warrant holders with an option to require the Company (or its successor) to purchase the warrants for cash in an amount equal to the Black-Scholes value in the event of a “Fundamental Transaction” (as defined in the warrant agreements). Accordingly, the fair value of the warrants at the issuance date was estimated using the Black-Scholes Model, as determined in accordance with the terms of the warrant agreements, and the Company recorded a warrant liability of $6.4 million in July 2011 and remeasured to $4.2 million at December 31, 2011. The Company remeasured the warrant liability to $3.0 million at September 30, 2012 and recorded a decrease to the warrant liability of approximately $1.1 million, which was recognized as income in the Company’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2012. Additional disclosures regarding the assumptions used in calculating the fair value of the warrant liability are included in Note 1.

Note 5. Common Stock Warrants

The following table shows outstanding warrants as of September 30, 2012, all of which were issued in the July 2011 private placement financing transaction. All of the outstanding warrants have cashless exercise provisions in the event the registration statement registering the resale of the shares of common stock issuable upon exercise of the warrants is not effective or the prospectus forming a part of the registration statement is not current. All warrants are exercisable for common stock.

Date Issued	Warrant Shares	Exercise Price	Expiration Date	Potential Proceeds if Exercised for Cash
July 18, 2011	14,791,376	$0.75	July 18, 2016	$11,093,532

Note 6. Subsequent Events

The Company evaluated subsequent events through the date on which the financial statements were issued and determined that there were no subsequent events that required adjustments or disclosures to the financial statements for the quarter ended September 30, 2012.

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

•

AzaSite® (azithromycin ophthalmic solution) 1% is a DuraSite formulation of azithromycin, a broad spectrum ocular antibiotic approved by the U.S. Food and Drug Administration (FDA) in April 2007 to treat bacterial conjunctivitis (pink eye). It was commercialized in the United States by Inspire Pharmaceuticals, Inc. (Inspire) beginning in August 2007. The key advantages of AzaSite are a significantly reduced dosing regimen leading to better compliance and outcome, with a broad spectrum antibiotic, and a lowered probability of bacterial resistance based on high tissue concentration. On May 16, 2011, Merck & Co. (Merck) acquired Inspire and Inspire became a wholly-owned subsidiary of Merck. Merck is now responsible for commercializing AzaSite in North America. We receive a 25% royalty on net sales of AzaSite in North America, plus minimum royalties if applicable.

•

Besivance® (besifloxacin ophthalmic suspension) 0.6% is a DuraSite formulation of besifloxacin, a broad spectrum ocular antibiotic approved by the FDA in May 2009 to treat bacterial conjunctivitis (pink eye). An advantage of Besivance is a faster rate of resolution of the infection that may reduce the duration of the illness and reduce the chances of infecting others. Besivance was developed by Bausch + Lomb Incorporated (Bausch & Lomb) and launched in the United States in the second half of 2009. In 2011, Besivance was launched internationally in select countries. We receive a middle single-digit royalty on net sales of Besivance globally.

•

AzaSite PlusTM (ISV-502) is a fixed combination of azithromycin and dexamethasone in DuraSite for the treatment of ocular inflammation and infection (blepharitis and/or blepharoconjunctivitis) for which there is no FDA approved indicated treatment. We completed a Phase 3 trial in November 2008 and AzaSite Plus was very well tolerated. Although efficacious, the trial did not achieve its primary clinical endpoint as defined by the previous protocol. We discussed the results of this trial with the FDA and determined a new development plan for this product candidate. In May 2011, we reached an agreement with the FDA on a Special Protocol Assessment (SPA) for the design of a Phase 3 clinical trial of AzaSite Plus in patients with blepharitis. An SPA is a written agreement with the FDA that the study design and planned analysis of the sponsor’s Phase 3 clinical trial adequately addresses the objectives necessary to support a regulatory submission. We initiated a new Phase 3 clinical trial for this product candidate in the fourth quarter of 2011, which was fully enrolled in the third quarter of 2012.

•

DexaSiteTM (ISV-305) is a DuraSite formulation of dexamethasone in development for the treatment of ocular inflammation. We have met with the FDA to discuss the development pathway for this product candidate. DexaSite is included in the Phase 3 clinical trial SPA for AzaSite Plus. Accordingly, we initiated a Phase 3 clinical trial for this product candidate in the fourth quarter of 2011, which was fully enrolled in the third quarter of 2012.

•

BromSiteTM (ISV-303) is a DuraSite formulation of bromfenac in development for the treatment of post-operative inflammation and eye pain. We initiated a Phase 1/2 clinical trial for this product candidate in August 2010 and completed patient enrollment in December 2010. In the first quarter of 2011, we received positive top-line results from this study, which demonstrated the efficacy and safety of BromSite. In the third quarter of 2011, we completed an additional Phase 2 clinical trial to investigate the pharmacokinetics (PK) of BromSite in humans. We received positive top-line results that showed that the mean concentration of bromfenac in the aqueous humor of patients using BromSite was more than double compared to the currently available bromfenac eye product. We have discussed the design of the Phase 3 clinical trial with the FDA. We initiated a Phase 3 clinical trial for this product candidate in July 2012. As of November 8, 2012, 206 patients were enrolled.

•

DuraSite 2® is our next-generation enhanced drug delivery system, which is designed to provide a broad platform for developing superior ophthalmic therapeutics. DuraSite 2 is based on the original DuraSite technology, and incorporates a cationic polymer to achieve sustained and enhanced ocular delivery of drugs. DuraSite 2 is designed to increase the tissue penetration for topically delivered ocular drugs with the aim of improved efficacy and dosing convenience. We have preclinical data from a comparative study that demonstrated superior drug retention and tissue penetration compared to DuraSite. We plan to utilize the DuraSite 2 platform in all future pipeline product candidates and it will be available for license for other drugs.

•

ISV-101 is a DuraSite formulation with a low concentration of bromfenac for the treatment of dry eye disease. We filed an Investigational New Drug Application (IND) with the FDA for this product candidate in the first quarter of 2011. We anticipate conducting a Phase 1/2 clinical trial for this product candidate, but no time period has been set.

Business Strategy.

Our business strategy consists of the following:

1.	Develop our pipeline of ocular product candidates. We seek to identify new product candidates from proven drugs that can be improved by formulation in DuraSite, which substantially reduces the clinical risk in these product candidates. As appropriate, we plan to conduct preclinical and clinical testing of our portfolio product candidates.

2.	Partner our product candidates. At the appropriate time, we seek to partner with larger pharmaceutical companies to manufacture and market these products. Partnering agreements would generally include upfront and milestone payments, as well as on-going royalty payments upon commercialization, payable to us.

Major Developments

Our major developments and events in 2012 included:

•

In July 2012, we initiated the BromSite Phase 3 clinical trial and as of November 8, 2012, we had 206 patients, out of 240 planned patients, enrolled and results are expected in late 2012 or early 2013;

•

In August 2012, we amended the payment terms of the existing Merck License. On a quarterly basis, Merck will pay us the higher of the pro-rata annual minimum royalty or the earned royalty for 2012 and 2013. In addition, in August 2012, Merck paid us a $7.3 million catch-up payment for the difference between the earned royalties already paid for the fourth quarter of 2011 and the first and second quarters of 2012, and the pro-rata annual minimum royalties for those quarters;

•

In September 2012, we completed patient enrollment for the AzaSite Plus and DexaSite Phase 3 clinical trial and enrolled 907 patients. We expect to complete the clinical trial and have top-line data by early 2013; and

•

In September 2012, we introduced DuraSite 2, our next-generation enhanced drug delivery system and announced preclinical data from a study that demonstrated superior drug retention and tissue penetration compared to DuraSite.

Results of Operations

Revenues.

Our revenues for the three and nine months ended September 30, 2012 and 2011 were:

Revenues

(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
AzaSite royalties	$11.5	$6.3	$14.8	$11.7
Besivance royalties	0.6	0.3	1.4	0.7
Other	—	—	—	0.4

Total	$12.1	$6.6	$16.2	$12.8

For the three months ended September 30, 2012 and 2011, revenues included an additional $9.3 million and $3.9 million, respectively, minimum royalty true-up for AzaSite by Merck. The increase in royalties was driven by an increase in the required minimum royalty to $17 million for the fiscal year ended September 30, 2012 compared to $15 million for the same period in 2011. In addition, a decline in net sales of AzaSite by Merck further increased the minimum royalty true-up received in 2012. For the fiscal year ended September 30, 2012, earned royalties for net sales of AzaSite decreased by 31% compared to the same period in 2011. The increase in Besivance royalties was driven by an increase in net sales of Besivance by Bausch + Lomb.

For the nine months ended September 30, 2012 and 2011, revenues included an additional $9.3 million and $3.9 million, respectively, minimum royalty true-up for AzaSite by Merck. For the nine months ended September 30, 2012, earned royalties for net sales of AzaSite have declined by 30% compared to the same period in 2011. The increase in Besivance royalties was driven by an increase in net sales of Besivance by Bausch + Lomb. Revenues in the nine months ended September 30, 2011 also included $0.2 million from the amortization and recognition of international license fee payments for AzaSite and $0.2 million from the sale of azithromycin to Merck under a supply agreement (the “Supply Agreement”).

Research and development expenses.

Our research and development (R&D) expenses for the three and nine months ended September 30, 2012 and 2011 were:

R&D Cost by Program

(in millions)

	Three months ended September 30,		Nine months ended September 30,
Program	2012	2011	2012	2011
AzaSite Plus/DexaSite	$0.9	$0.5	$5.2	$0.8
BromSite	0.3	0.3	1.5	0.7
New products and other	—	0.1	0.3	0.3
Programs - non-specific	1.4	1.0	4.4	2.7

Total	$2.6	$1.9	$11.4	$4.5

For the three and nine months ended September 30, 2012, our AzaSite Plus/DexaSite program expenses primarily related to costs for our Phase 3 clinical trial. As of September 30, 2012, we completed patient enrollment for the clinical trial and had 907 patients enrolled. Our BromSite program expenses primarily related to the costs of preparing for and initiating a Phase 3 clinical trial. As of September 30, 2012, we had 87 patients enrolled, out of 240 planned patients. Non-specific program costs, which comprised facility, internal personnel and stock-based compensation costs that are not allocated to a specific development program, increased primarily due to an increase in headcount as a direct result of the Phase 3 clinical trial for AzaSite Plus/DexaSite and the Phase 3 clinical trial for BromSite. In addition, we continue to incur R&D expense to develop new product candidates.

For the three and nine months ended September 30, 2011, program expenses primarily consisted of non-specific program costs which comprised facility, internal personnel and stock-based compensation costs that are not allocated to a specific development program. Our AzaSite Plus/DexaSite program expenses primarily related to costs to prepare for the new Phase 3 clinical trial. Our BromSite program expenses primarily related to the Phase 1/2 clinical trial that concluded in the first quarter of 2011 and the Phase 2 PK Study performed in the third quarter of 2011. In addition, we developed new product candidates.

General and administrative expenses.

General and administrative expenses for the three months ended September 30, 2012 and 2011 were $1.6 million and $1.7 million, respectively. General and administrative expenses for the nine months ended September 30, 2012 and 2011 were $4.4 million.

Cost of revenues.

Cost of revenues for the three months ended September 30, 2012 and 2011 were $0.3 million. Cost of revenues for the nine months ended September 30, 2012 and 2011 were $0.8 million and $1.3 million, respectively. Cost of revenues were primarily comprised of royalties accrued for third parties, including Pfizer, which declined due to lower net sales of AzaSite by Merck. For the nine months ended September 30, 2011, cost of revenues also included $0.2 million for the cost of the azithromycin supplied to Merck under the Supply Agreement.

Interest expense and other, net.

Interest expense and other, net, for the three months ended September 30, 2012 and 2011 was an expense of $2.4 million and $2.5 million, respectively. Interest expense and other, net, for the nine months ended September 30, 2012 and 2011 was an expense of $7.3 million and $7.7 million, respectively. These expenses represent interest on our secured notes payable and the decreases in each 2012 period resulted from pay downs of principal.

Change in fair value of warrant liability.

Change in fair value of warrant liability was an expense of $0.1 million and income of $1.4 million, respectively, for the three months ended September 30, 2012 and 2011. Change in fair value of warrant liability was income of $1.1 million and $1.4 million, respectively, for the nine months ended September 30, 2012 and 2011. The expense or income resulted from an increase or decrease, respectively, in the fair value of our warrant liability that was previously valued as of June 30, 2012 and December 31, 2011, respectively, and revalued as of September 30, 2012. The fluctuations in fair value were primarily driven by an increase or decrease in our stock price.

Liquidity and Capital Resources

In recent years, we have financed our operations primarily through private placements, debt financings and payments from corporate collaborations. At September 30, 2012, our cash and cash equivalents and short-term investments were $1.2 million and $12.0 million, respectively. It is our policy to invest our cash and cash equivalents and short-term investments in highly liquid securities, such as interest-bearing money market funds, treasury and federal agency notes. The current uncertain credit markets may affect the liquidity of such money market funds or other cash investments.

Net cash used in operating activities was $8.2 million and $7.4 million for the nine months ended September 30, 2012 and 2011, respectively. The increase primarily resulted from costs incurred for our AzaSite/DexaSite and BromSite Phase 3 clinical trials.

Net cash provided by investing activities was $12.4 million for the nine months ended September 30, 2012. Net cash used in investing activities was $20.6 million for the nine months ended September 30, 2011. In 2012, we converted short-term investments to cash and cash equivalents to be used for operating activities. In 2011, we received $20.4 million in net proceeds from a private placement financing transaction that were invested in short-term investments.

Net cash used in financing activities was $4.9 million for the nine months ended September 30, 2012, which resulted from a payment of principal on our secured notes payable. Net cash provided by financing activities was $20.4 million for the nine months ended September 30, 2011. In July 2011, we completed a private placement financing transaction in which we sold shares of common stock and warrants to purchase shares of common stock, which resulted in approximately $20.4 million in net proceeds to us after deducting placement agent fees, legal, accounting and other costs associated with the transaction. We have used and continue to use the net proceeds of the transaction to fund clinical trials and for general corporate purposes, including working capital.

Recently Adopted Pronouncements

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have debt in the form of non-recourse, secured notes payable with fixed interest rates. As a result, our exposure to market risk caused by fluctuations in interest rates is minimal. We had $53.7 million in borrowings outstanding as of September 30, 2012, with a fixed interest rate of 16%. If the market interest rates increase by 10% from the September 30, 2012 levels, it would not result in an increase in interest expense. At September 30, 2012, our debt was reflected in the accompanying unaudited condensed consolidated financial statements at face value. Due to a decline in and uncertainty regarding AzaSite earned royalty revenues, it is reasonably possible that the fair value of the debt has declined. The decline in value of debt is not reasonably determinable at this time.

The securities in our investment portfolio are not leveraged and are subject to minimal interest rate risk. Due to their original maturities of twelve months or less, the securities are classified as cash and cash equivalents or short-term investments. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio. While a hypothetical decrease in market interest rates by 10% from the September 30, 2012 levels would cause a decrease in interest income, it would not likely result in loss of principal.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in our quarterly report on Form 10-Q for the quarter ended June 30, 2012.

It is difficult to evaluate our business because we are still in an early stage of commercializing our products, our technology is untested and successful development of pharmaceutical products is highly uncertain and requires significant expenditures and time

We are still in an early stage of commercializing our products. AzaSite received regulatory approval in the U.S. in April 2007 and commercial sales of AzaSite began in the third quarter of 2007. Besivance received regulatory approval in May 2009 and commercial sales of Besivance began in the second half of 2009. We must receive approval in other countries prior to marketing AzaSite in such countries. Before regulatory authorities grant us marketing approval for additional products, we need to conduct significant additional research and development and preclinical and clinical testing and submit New Drug Applications, or NDAs. Successful development of pharmaceutical products is highly uncertain. Products that appear promising in research or development, may be delayed or fail to reach later stages of development or the market for several reasons, including:

•	preclinical tests may show the product to be toxic or lack efficacy in animal models;

•

failure to receive the necessary U.S. or international regulatory approvals or a delay in receiving such approvals due to, among other things, slow enrollment in clinical studies, failure to achieve study endpoints within the time period prescribed by the study, or at all, additional time requirements for data analysis or Biological License Application or NDA preparation, discussions with the FDA, FDA requests for additional preclinical or clinical data, analyses or changes to study design; or safety, efficacy or manufacturing issues;

•	clinical trial results may show the product to be less effective than desired or to have harmful or problematic side effects;

•	difficulties in formulating the product, scaling the manufacturing process, or getting necessary manufacturing approvals;

•	even if safe and effective, manufacturing costs, pricing, reimbursement issues or other factors may make the product uneconomical;

•	proprietary rights of others and their competing products and technologies may prevent the product from being developed or commercialized; or

•	inability to compete with superior, equivalent, more cost-effective or more effectively promoted products offered by competitors.

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

Clinical trials are expensive, time-consuming and difficult to design, enroll and implement and there can never be any assurance that the results of such clinical trials will be favorable

Human clinical trials for our product candidates are very expensive and difficult to design, enroll and implement, in part because they are subject to rigorous regulatory requirements. A significant portion of our operating expenses in the nine months ended September 30, 2012 was incurred on our AzaSite Plus/DexaSite Phase 3 clinical trial and BromSite Phase 3 clinical trial as well as preparations for additional trials. There can be no assurance that either of these clinical trials will meet their clinical endpoints as required by the FDA. The clinical trial process is also time-consuming. We may experience difficulties or delays in enrolling our clinical trials, which can delay the trials and our ability to obtain ultimate approval of our product candidates. In addition, we require various clinical materials to conduct our clinical trials and any unavailability or delay in our ability to obtain these materials may delay our trials, cause them to be more expensive or preclude us from completing these trials, which would harm our ability to obtain approval for our product candidates and therefore harm our business. We estimate that any particular clinical trial may take over a year to complete and will be very expensive. Furthermore, we could encounter problems that might cause us to abandon or repeat clinical trials resulting in additional expense, further delays and potentially preventing the completion of such trials. The commencement and completion of clinical trials may be delayed or terminated due to several factors, including, among others:

•	unforeseen safety issues;

•	lack of effectiveness during clinical trials, including failure to meet required clinical endpoints;

•	difficulty in determining dosing and trial protocols;

•	slower than expected rates of patient recruitment;

•	difficulties in obtaining clinical materials or participants necessary for the conduct of our clinical trials;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of clinical investigators to follow our clinical protocols.

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

The results of our clinical trials may not support our product candidate claims

Even if our clinical trials are completed as planned, we cannot be certain that the results will support our product candidate claims. Even if pre-clinical testing and early clinical trials for a product candidate are successful, this does not ensure that later clinical trials will be successful and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing, meet our expectations or defined clinical endpoints, or satisfy the FDA or other regulatory bodies. The clinical trial process may fail to demonstrate that our product candidates are safe for humans or effective for indicated uses. In addition, our clinical trials involve relatively small patient populations. Because of the small sample size, the results of these clinical trials may not be indicative of future results. Any such failure would likely cause us to abandon the product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay or preclude the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues.

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

We may not be able to enter into arrangements with third parties to support the commercialization of our products on acceptable terms, or at all, and may not be able to maintain any arrangement that we do enter into. If we pursue a partnership for AzaSite Plus, DexaSite or our other product candidates prior to successfully completing Phase 3 trials, we will likely receive less favorable economic terms than if we successfully completed Phase 3 trials.

The commercial success of our products is dependent on the diligent efforts of our corporate collaborators

Because we generally rely on third parties for the marketing and sale of our products, revenues that we receive will be highly dependent on the efforts and success of these third parties, particularly our partner Merck. Since Merck’s acquisition of Inspire, the monthly prescriptions and our earned revenues on net sales of AzaSite by Merck have decreased significantly. There can be no assurance that our royalty revenues from net sales of AzaSite will return to prior levels or will grow as originally anticipated. Our partners, including Merck, may terminate their relationships with us and/or may not diligently or successfully market or sell our products. These partners may also pursue alternative or competing technologies or develop alternative products either on their own or in collaboration with others, including our competitors. In addition, marketing consultants and contract sales organizations that we may use in the future for our products may market products that compete with our products and we must rely on their efforts and ability to market and sell our products effectively.

If we fail to enter into future collaborations or our current collaborations are terminated, we will need to enter into new collaborations or establish our own sales and marketing organization

We may not be able to enter into or maintain collaborative arrangements with third parties, including Merck. If we are not successful in entering into future collaborations or maintaining our existing collaborations, particularly with Merck, we may be required to find new corporate collaborators or establish our own sales and marketing organization. We do not have a long-standing relationship with Merck and have limited information with respect to AzaSite and its marketing. The number of monthly prescriptions and sales of AzaSite have significantly declined since Merck took over marketing and sales of AzaSite after its acquisition of Inspire. While the minimum royalty payments from Merck have made up for this decline, there can be no assurance that Merck will devote significant resources to, or successfully market and sell, AzaSite. There can be no assurance that we will ever receive higher, or equivalent, royalty revenues from Merck than we did from Inspire as an independent company. In addition, under the terms of the Merck License, Merck’s obligation to make minimum royalty payments terminates in September 2013 and also may be suspended upon the occurrence of certain events, such as a requirement by the FDA or other governmental agency to suspend the marketing of AzaSite or withdraw it from the market in the United States or if we are unable to obtain commercial quantities of AzaSite for Merck to market and sell. Furthermore, Merck may terminate the Merck License at any time. If Merck were to terminate the Merck License, we would have to find a new marketing partner or market AzaSite ourselves. There can be no assurance that any new partnership would be possible or on similar terms as the Merck License or that it would be successful. We have no experience in sales, marketing or distribution and establishing such an organization would be costly. Moreover, there is no guarantee that a sales and marketing organization established by us would be successful. If we are unable to maintain existing collaborations, enter into additional collaborations or successfully market our products ourselves, our revenues and financial results would be significantly harmed.

Our future success depends on our ability to engage third parties to assist us with the development of new products, new indications for existing products and the conduct of our clinical trials to achieve regulatory approval for commercialization and any failure or delay by those parties to fulfill their obligations could adversely affect our development and commercialization plans

For our business model to succeed, we must continually develop new products or discover new indications for our existing products. As part of that process, we rely on third parties such as clinical research organizations, clinical investigators and outside testing labs for development activities, such as Phase 2 and/or Phase 3 clinical testing, and to assist us in obtaining regulatory approvals for our product candidates. We rely heavily on these parties for successful execution of their responsibilities but have no control over how these parties manage their businesses and cannot assure you that such parties will diligently or effectively perform their activities. For example, the clinical investigators that are conducting our clinical trials, including our current Phase 3 clinical trial for AzaSite Plus and DexaSite and our BromSite Phase 3 clinical trial, are not our employees and we anticipate that any future clinical trials of AzaSite Plus, DexaSite or BromSite will also be conducted by third parties. However, we are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocols, rules and regulations or in accordance with the general investigational plan and protocols for the trial as well as the various rules and regulations governing clinical trials in the United States and abroad. Any failure by those parties to perform their duties effectively, in compliance with clinical trial protocols or on a timely basis could delay or cause cancellation of our clinical trial, harm our ability to develop and commercialize new products, harm our business and subject us to potential liabilities.

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

Merck’s failure to successfully market and commercialize AzaSite would harm sales of AzaSite and, therefore, would delay or prevent repayment of the AzaSite Notes, which would delay or prevent us from receiving future revenue from sales of AzaSite

The AzaSite Notes issued by our subsidiary will be repaid solely from royalties on net sales of AzaSite in the United States and Canada by Merck under the Merck License. Merck has full control of all promotional, sales and marketing activities for AzaSite in these territories, and has sole control over the pricing of AzaSite. The monthly prescriptions and our earned royalties on net sales of AzaSite have declined since Merck took over marketing and sales of AzaSite after its acquisition of Inspire. While the minimum royalty payments from Merck have made up for this decline, such payments terminate in September 2013 and there can be no assurance that Merck will devote significant resources to, or successfully market and sell, AzaSite. Accordingly, royalty payments in respect of net sales of AzaSite in the United States and Canada, if Merck markets AzaSite in Canada, will be entirely dependent on the actions, efforts and success of Merck, over whom neither we nor our subsidiary have control. The success of Merck’s commercialization of AzaSite and the timely repayment of the AzaSite Notes will depend on a number of factors, including, among others:

•	the scope of Merck’s marketing of AzaSite in the United States and, if launched, in Canada;

•	Merck’s commitment to continuing the Merck License with us;

•	the effectiveness and extent of Merck’s promotional, sales and marketing efforts;

•	Merck’s ability to successfully market AzaSite to physicians and patients;

•	Merck’s deployment of resources to market and sell AzaSite;

•	Merck’s ability to build, train and retain an effective sales force;

•	Merck’s marketing efforts outside of ophthalmologists;

•	Merck’s pricing decisions regarding AzaSite;

•	Merck’s marketing and selling of any current or future competing products;

•	Merck’s ability to compete against competitors;

•	the discovery of any side effects or negative efficacy findings for AzaSite;

•	product recalls or product liability claims relating to AzaSite;

•	the introduction of generic competition;

•	the extent to which competing products for the treatment of bacterial conjunctivitis obtain more favorable formulary status than AzaSite; and

•	the relevant parties’ ability to adequately maintain or enforce the intellectual property rights relevant to AzaSite.

Merck may determine to focus its resources on its other products, internal development and other activities, which may harm its successful marketing of AzaSite and therefore impact our royalty payments.

Inspire historically promoted AzaSite to ophthalmologists. Pediatricians and primary care physicians write more than 67% of prescriptions for ophthalmic antibiotics. However, Inspire had no experience calling on pediatricians and primary care physicians. To date, Merck has continued to market AzaSite exclusively to ophthalmologists. There can be no assurance that Merck will more broadly market AzaSite. Inspire’s and Merck’s focus on eye care professionals rather than pediatricians and primary care providers may have resulted and, if continued, may continue to result in lower AzaSite sales and therefore lower royalties paid to us. A large number of pharmaceutical companies, including those with competing products and those with products for indications that are completely unrelated to AzaSite, compete for the time and attention of eye care professionals, pediatricians and primary care physicians. Neither we nor our subsidiary have any control over how Merck manages and operates its sales force, how effective Merck’s sales efforts will be or Merck’s pricing decisions regarding AzaSite.

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

Merck could deemphasize, sell, terminate or sublicense its rights to AzaSite. Neither we nor our subsidiary can prevent Merck from developing or licensing a product that competes with AzaSite or limiting or withdrawing its support of AzaSite. Our subsidiary’s ability to pay amounts due on the AzaSite Notes will be materially harmed to the extent Merck is unable or unwilling to successfully market and sell AzaSite. To the extent that our subsidiary fails to meet its payment obligations, we may make such payments out of our own cash resources in order to avoid a default under the AzaSite Notes, which we have done in the past. Failure to pay the interest due on two consecutive payment dates would constitute an event of default under the indenture, giving the right, but not the obligation, to noteholders to exercise their contractual remedies pursuant to the indenture. To the extent that an event of default occurs, the bondholders could seek available remedies, including foreclosure on our subsidiary. Our ability to receive future revenue from sales of AzaSite is dependent on our subsidiary repaying the AzaSite Notes in a timely fashion. If our subsidiary takes longer than anticipated to repay the AzaSite Notes, or if it defaults on the AzaSite Notes, we may not receive future revenue from AzaSite.

Royalties under the Merck License may not be sufficient for our subsidiary to meet its payment obligations under the AzaSite Notes

Merck’s obligation to pay royalties on net sales of AzaSite under the Merck License expires on a country-by-country basis upon the later of 11 years from the first commercial sale of AzaSite or when the last valid claim under one of our licensed patents covering a subject product under the Merck License in the United States and Canada expires. In the United States, first commercial sales occurred in August 2007, therefore, the obligation to pay royalties expires in August 2018. While our subsidiary will be entitled to minimum royalties under the Merck License through September 2013, such minimum royalties will not be sufficient for our subsidiary to meet its payment obligations under the AzaSite Notes and, therefore, it will be dependent on Merck’s successful sales and marketing efforts for AzaSite in order for it to receive royalties in excess of these minimum amounts. In addition, under the terms of the Merck License, Merck’s obligation to make minimum royalty payments may be suspended upon the occurrence of certain events, such as a requirement by the FDA or other governmental agency to suspend the marketing of AzaSite or withdraw it from the market in the United States or if we are unable to obtain commercial quantities of AzaSite for Merck to market and sell. Merck also has the right to terminate the Merck License at any time, in which case we would not receive any future royalties, including minimum royalties, from Merck. To the extent that royalties, including minimum royalties, are insufficient for our subsidiary to meet its payment obligations, we may make such payments out of our own cash resources in order to avoid a default under the notes, which we have done in the past. In addition, Merck’s obligation to pay minimum royalties is suspended during any period in which (i) the FDA or any other applicable regulatory authority has required any Merck licensed product to be withdrawn from the market or the marketing thereof otherwise to be suspended in the United States or (ii) Merck is unable, despite use of commercially reasonable efforts, to obtain supply of any Merck licensed product in finished form in commercially reasonable amounts necessary to launch or market such Merck licensed product in the United States.

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

In addition, certain of the raw materials that we use in formulating DuraSite, the drug delivery system used in AzaSite and our other products, are available only from Lubrizol Advanced Materials, Inc., or Lubrizol. Although we do not have a current supply agreement with Lubrizol, we have not encountered any difficulties obtaining necessary materials from Lubrizol. Any significant interruption in the supply of these raw materials could delay sales of AzaSite, which could then harm our subsidiary’s ability to pay amounts due on the AzaSite Notes and affect our ability to receive future revenue from AzaSite.

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

Uncertainties regarding healthcare reform and third-party reimbursement may impair our ability to raise capital, form collaborations and sell our products

The continuing efforts of governmental and third-party payers to contain or reduce the costs of healthcare through various means may harm our business. For example, in some foreign markets, the pricing or profitability of healthcare products is subject to government control. In the United States, there have been, and we expect there will continue to be, a number of federal and state proposals to implement similar government control, which could lead to lower reimbursement rates for our products or no reimbursement at all. The implementation or even the announcement of any of these legislative or regulatory proposals or reforms could harm our business by reducing the prices we or our partners are able to charge for our products, impeding our ability to achieve profitability, raise capital or form collaborations. In addition, the availability of reimbursement from third-party payers determines, in large part, the demand for healthcare products in the United States and elsewhere. Examples of such third-party payers are government and private insurance plans. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products and third-party payers are increasingly challenging the prices charged for medical products and services. If we or our partners succeed in bringing one or more products to the market, reimbursement from third-party payers may not be available or may not be sufficient to allow the sale of these products on a competitive or profitable basis.

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

Management and principal stockholders may be able to exert significant control on matters requiring approval by our stockholders

As of September 30, 2012, our management and principal stockholders (those owning more than 5% of our outstanding shares) together beneficially owned approximately 46% of our shares of common stock. As a result, our management and principal stockholders, acting together or individually, may be able to exert significant control on matters requiring approval by our stockholders, including the election of all or at least a majority of our Board of Directors, the approval of amendments to our charter, and the approval of business combinations and certain financing transactions. In September 2008, a group of our stockholders prevailed in a proxy contest that resulted in the replacement of all members of our Board of Directors.

The market prices for securities of biopharmaceutical and biotechnology companies such as ours have been and are likely to continue to be highly volatile due to reasons that are related and unrelated to our operating performance and progress; we have not paid dividends in the past and do not anticipate doing so in the future

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances, the status of our relationships or proposed relationships with third-party collaborators, the results of testing and clinical trials, future sales of equity or debt securities by us, the exercise of outstanding options and warrants that could result in dilution to our current holders of common stock, developments in our patents or other proprietary rights or those of our competitors, our own or Merck’s failure to meet analyst expectations, any litigation regarding the same, technological innovations or new therapeutic products, governmental regulation, or public concern as to the safety of products developed by us or others and general market conditions concerning us, our competitors or other biopharmaceutical companies may have a significant effect on the market price of our common stock. For example, in the twelve months ended September 30, 2012, our closing stock price fluctuated from a high of $0.54 to a low of $0.27. Such fluctuations can lead to securities class action litigation and make it difficult to obtain financing. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

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

INSITE VISION INCORPORATED

Dated: November 9, 2012	by:	/s/ Louis Drapeau
Louis Drapeau
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Table

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from InSite Vision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements.