Form 10-K
period 2012-12-31
INSITE VISION INC
filed 2013-03-26
CIK 802724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of registrant’s Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of June 30, 2012 was approximately $28,152,000 (based upon the closing sale price of the Common Stock on the last business day of the registrant’s most recently completed second fiscal quarter). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the Common Stock have been excluded from such calculation as such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock, $0.01 par value, outstanding as of March 19, 2013: 131,951,033.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2013 annual meeting of stockholders are incorporated by reference into Part III hereof.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

Except for the historical information contained herein, the discussion in this Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, beliefs, objectives, expectations and intentions. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below under “Risk Factors,” and elsewhere herein. The cautionary statements made in this document should be read as applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. References in this Annual Report on Form 10-K to the “Company,” “InSite,” “we,” “our” and “us” refer to InSite Vision, Incorporated and its consolidated subsidiaries, unless we state, or the context indicates, otherwise.

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

•

AzaSite® (azithromycin ophthalmic solution) 1% is a DuraSite formulation of azithromycin, a broad spectrum ocular antibiotic approved by the U.S. Food and Drug Administration (FDA) in April 2007 to treat bacterial conjunctivitis (pink eye). It was commercialized in the United States by Inspire Pharmaceuticals, Inc. (Inspire) beginning in August 2007. The key advantages of AzaSite are a significantly reduced dosing regimen leading to better compliance and outcome, a trusted broad spectrum antibiotic, and a lowered probability of bacterial resistance based on high tissue concentration. In May 2011, Merck & Co. (Merck) acquired Inspire and Inspire became a wholly-owned subsidiary of Merck. Merck is now responsible for commercializing AzaSite in North America. We receive a 25% royalty on net sales of AzaSite in North America, plus minimum royalties if applicable.

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

•

AzaSite PlusTM (ISV-502) is a fixed combination of azithromycin and dexamethasone in DuraSite for the treatment of ocular inflammation and infection (blepharitis and/or blepharoconjunctivitis) for which there is no FDA approved indicated treatment. We completed a Phase 3 trial in November 2008 for the treatment of blepharoconjunctivitis and AzaSite Plus was very well tolerated. Although efficacious, the trial did not achieve its primary clinical endpoint as defined by the previous protocol. We discussed the results of this trial with the FDA and determined a new development plan for this product candidate. In May 2011, we reached an agreement with the FDA on a Special Protocol Assessment (SPA) for the design of a Phase 3 clinical trial of AzaSite Plus in patients with blepharitis. An SPA is a written agreement with the FDA that the study design and planned analysis of the sponsor’s Phase 3 clinical trial adequately addresses the objectives necessary to support a regulatory submission. In November 2011, we initiated a new Phase 3 clinical trial for this product candidate in blepharitis and completed patient enrollment in the clinical trial in September 2012. This study enrolled more than 900 patients and we expect to receive top-line data in the second quarter of 2013.

•

DexaSiteTM (ISV-305) is a DuraSite formulation of dexamethasone in development for the treatment of ocular inflammation. DexaSite is included in the Phase 3 clinical trial SPA for AzaSite Plus. In November 2011, we initiated a Phase 3 clinical trial for this product candidate in blepharitis and completed patient enrollment in the clinical trial in September 2012. This study enrolled more than 900 patients and we expect to receive top-line data in the second quarter of 2013.

•

BromSiteTM (ISV-303) is a DuraSite formulation of bromfenac in development for the treatment of post-operative inflammation and eye pain. We initiated a Phase 1/2 clinical trial for this product candidate in August 2010 and we received positive top-line results from this study in the first quarter of 2011, which demonstrated the efficacy and safety of BromSite. In the third quarter of 2011, we completed an additional Phase 2 clinical trial to investigate the pharmacokinetics (PK) of BromSite in humans. We received positive top-line results that showed that the mean concentration of bromfenac in the aqueous humor of patients using BromSite was more than double compared to the currently available bromfenac eye product. In July 2012, we initiated a Phase 3 clinical trial for this product candidate and completed patient enrollment in November 2012 with 268 patients enrolled. In March 2013, we received positive top-line results that demonstrated a reduction of inflammation and pain after cataract surgery at a lower drug concentration compared to the current market leader.

•

DuraSite 2® is our next-generation enhanced drug delivery system, which is designed to provide a broad platform for developing superior ophthalmic therapeutics. DuraSite 2 is based on the original DuraSite technology, and incorporates a cationic polymer to achieve sustained and enhanced ocular delivery of drugs. DuraSite 2 is designed to increase the tissue penetration for topically delivered ocular drugs with the aim of improved efficacy and dosing convenience. We obtained preclinical data from a comparative study that demonstrated superior drug retention and tissue penetration compared to DuraSite. We plan to utilize the DuraSite 2 platform in future pipeline product candidates and expect that it will be available for license for our other drugs. A patent application for DuraSite 2 was submitted to the U.S. Patent and Trademark Office (USPTO) in 2009.

•

ISV-101 is a DuraSite formulation with a low concentration of bromfenac for the treatment of dry eye disease. We filed an Investigational New Drug Application (IND) with the FDA for this product candidate in the first quarter of 2011. We plan to initiate a Phase 1/2 clinical trial for this product candidate, but no time period has been set.

Business Strategy.

Our business strategy consists of the following:

1. Develop our pipeline of ocular product candidates. We seek to identify new product candidates from proven drugs that can be improved by formulation in DuraSite, which can substantially reduce the clinical risk involved in these product candidates. As appropriate, we plan to conduct preclinical and clinical testing of our product candidates.

2. Partner our product candidates. When we deem it appropriate, we seek to partner with larger pharmaceutical companies to manufacture and market our products. Partnering agreements generally include upfront and milestone payments, as well as on-going royalty payments upon commercialization, payable to us.

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

Ophthalmic Anti-Infective Market

The ocular anti-infectives market is estimated at $1.4 billion. Eye infections are routinely treated with topical antibiotics or antibiotic/corticosteroid fixed combination products. We are developing topical products to treat eye and eye-lid infections and/or inflammations. Some of these infections and/or inflammations are either under-treated or do not have an FDA-approved product indication. These infections and/or inflammations can be both acute and chronic. Our goal is to provide highly effective, safe and differentiated therapeutics for the treatment of acute and chronic ocular infection and inflammation. There are two general areas where our topical ocular anti-infective products have been utilized by eye-care physicians, or where we believe our product candidates are well-suited to improving patient care:

•	Eye Infections.

•

Acute bacterial conjunctivitis (pink eye) is a common condition experienced by most people at some point in their lives, but is especially prevalent among children. Approximately four million cases of bacterial conjunctivitis are seen annually in the United States in children and adults, with direct and indirect costs estimated to be as much as $857 million annually. The conjunctiva is the transparent lining on the inside of the eyelids and the white part of the eye. In bacterial conjunctivitis, bacteria infects these parts of the eye and the white part of the eye may look pink from the inflammation. As it is an extremely contagious condition, immediate treatment is recommended. Our developed ocular antibiotics, AzaSite and Besivance, are targeted at treating this disease with significantly lower dosing than competing products.

•	Eye-lid Infections.

•

Blepharitis (also known as lid margin disease) is a chronic inflammation of the eyelids, particularly the eyelid margins where the eyelashes grow. It is a common disorder, particularly among the elderly, that may be caused by bacterial growth, viral infection, allergies, environmental conditions or systemic disease. In a survey conducted by researchers at George Washington University, ophthalmologists and optometrists reported that blepharitis is commonly seen in the clinical practice in 37% and 47% of their patients, respectively. In spite of that frequency, blepharitis is frequently misdiagnosed or under-diagnosed.

Blepharitis is a chronic condition with periodic acute episodes that are difficult to treat. An eyelid with blepharitis may become itchy and appear red and swollen with scaly, greasy debris along the lid margin. There are no approved pharmaceutical products for the treatment of blepharitis. Patients are typically advised to use lid scrubs, hot compresses, lid massage, antibiotics, corticosteroids and fixed-combination products. We are conducting a Phase 3 clinical trial of two novel ophthalmic products that utilize our DuraSite drug delivery technology to alleviate the signs and symptoms of blepharitis; AzaSite Plus, a topical anti-bacterial and anti-inflammatory combination product; and DexaSite, a corticosteroid anti-inflammatory agent.

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

•

Post-Operative Ocular Inflammation and Pain is typically treated using non-steroidal anti-inflammatory drugs (NSAIDs). An estimated 60 percent of ophthalmic surgeons deploy topical NSAIDs before and after cataract and other procedures to address patient pain and prevent complications, such as cystoid macular edema. Cystoid macular edema (CME) is a serious post-surgical complication that occurs when inflammation and swelling develop in the center of the retina. Although rare, it is the most common cause of decreased vision or even blindness following cataract surgery. Cataract surgery is the most frequent ophthalmic procedure conducted in the United States, with approximately 3 million cataract surgeries performed annually. The ophthalmic NSAID market is estimated to be $320 million, with more than 2.6 million prescriptions written annually. As the population in the U.S. ages, the market for ocular NSAIDs that are effective and easy for patients to use is expected to grow 7.1 percent between 2007 and 2014. We completed a Phase 3 clinical study of our BromSite product candidate, which is intended to relieve post-operative ocular inflammation and pain while providing superior tissue penetration of drug to the eye that may reduce the incidences of CME with convenient twice-daily dosing.

•

Dry Eye Disease occurs when the ocular surface and/or tear film is compromised. While causes of dry eye may vary, it is frequently associated with inflammation of the surface of the eye, the lacrimal gland, or the conjunctiva. A chronic condition that can occur at any age, dry eye disease is most prevalent among the elderly. Symptoms of dry eye disease include a scratchy feeling as if something is in the eye, stinging or burning of the eye; episodes of excess tearing that follow periods of very dry sensation; stringy discharge from the eye and pain or redness. According to the National Eye Institute, dry eye disease is estimated to affect five million people age 50 and older in the U.S. alone, with tens of millions more experiencing less severe symptoms. We have developed a low-dose topical NSAID, known as ISV-101, intended for the treatment of dry eye disease. We plan to initiate a Phase 1/2 clinical trial for ISV-101, but no time period has been set.

Products and Product Candidates

The following table summarizes the current status of our principal products and product candidates in our development pipeline. A more detailed description of each product and product candidate follows the table.

Principal DuraSite Products and Product Candidates

Active Programs

Product	Indications	Anticipated Benefits	Status
AzaSite	Bacterial conjunctivitis (pink eye)	Broad-spectrum macrolide antibiotic with reduced dosing frequency	*Approved and launched in U.S. *Approved in Canada

Besivance	Bacterial conjunctivitis (pink eye)	Broad-spectrum fluoroquinolone antibiotic with reduced dosing frequency	*Approved and launched in the U.S. and select countries internationally

AzaSite Plus	Blepharitis	Broad-spectrum antibiotic combined with a potent corticosteroid with reduced dosing frequency to treat both inflammation and infection	Phase 3 clinical trial patient enrollment completed

DexaSite	Ocular inflammation	A potent corticosteroid with reduced dosing frequency to treat inflammation	Phase 3 clinical trial patient enrollment completed

BromSite	Post-operative inflammation and eye pain	A non-steriodal anti-inflammatory to treat pain and inflammation	Phase 3 clinical trial completed

ISV-101	Dry eye disease	A low dose non-steriodal anti-inflammatory to treat dry eye disease	Filed an IND with the FDA Phase 1/2 clinical trial planned

The DuraSite Product Family of Topical Anti-infectives and Product Candidates

AzaSite: Launched commercially in the United States by Inspire (acquired by Merck) in August 2007 for Bacterial Conjunctivitis (pink eye)

We developed a topical formulation of the antibiotic azithromycin to treat bacterial conjunctivitis and other infections of the eye. Bacterial conjunctivitis is a common ocular surface disease characterized by inflammation of the delicate skin and mucosa on the inside of the eyelids and the white part of the eye. These bacterial infections are contagious and are generally accompanied by irritation, itching, foreign body sensation, watering, mucus discharge and redness. The bacterial form of the disease is generally more common in children than adults.

Azithromycin has a broad spectrum of antibiotic activity and is widely used to treat respiratory and other infections in its oral and parenteral forms. AzaSite is an eye drop of 1% azithromycin formulated to deliver sufficient tissue concentrations over a seven-day dosing period using our proprietary DuraSite technology. The eye drop is designed to enable superior bactericidal activity against common ocular pathogens and even difficult bacteria such as pseudomonas. We believe the key advantages of AzaSite include its once-a-day dosing after the first two days of twice-a-day dosing and the high and persistent levels of azithromycin achieved in the tissues of the eye. Clinical studies have shown that AzaSite is well tolerated and effective. AzaSite was approved by the FDA in April 2007. In August 2007, Inspire Pharmaceuticals commercially launched AzaSite in the United States pursuant to its license from InSite. In May 2011, Merck acquired Inspire and Inspire became a wholly-owned subsidiary of Merck. AzaSite is commercialized by Merck in the United States.

Besivance: Launched commercially in the United States by Bausch & Lomb in second half of 2009 for Bacterial Conjunctivitis (pink eye) and now available in select countries internationally

Besivance (besifloxacin ophthalmic suspension) 0.6% is indicated for the treatment of bacterial conjunctivitis in patients one year or older and is marketed by Bausch & Lomb.

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

Besivance was approved by the FDA in May 2009. The product was launched commercially in the second half of 2009 in the United States. In 2011, Besivance was launched internationally in select countries.

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

The Phase 3 trial tested a total of 417 patients with blepharoconjunctivitis. The dosing regimen consisted of one drop in the eye and one on the eyelid, two times a day for 14 days. The trial design included three treatment arms with the objective of demonstrating the superiority of AzaSite Plus in treating blepharoconjunctivitis over AzaSite alone or DexaSite alone.

Results from the Phase 3 trial indicated that AzaSite Plus improved clinical outcomes as compared to treatment with AzaSite alone in the reduction of inflammatory signs and symptoms and dexamethasone alone in bacterial eradication. AzaSite Plus was very well tolerated. However, an evaluation of the data indicated that the trial did not achieve its primary clinical endpoint as the reduction of inflammatory signs and symptoms between AzaSite Plus and DexaSite was statistically equivalent.

In April 2009, we discussed the results of this trial with the FDA and, based on this meeting, we developed a protocol for the treatment of blepharitis that would seek to demonstrate AzaSite Plus’s ability to delay exacerbation and/or recurrence of acute episodes of blepharitis. This study would serve as a basis for revisions to the pivotal Phase 3 clinical trial protocols.

In 2010, we discussed a development pathway for this product candidate with the FDA. In May 2011, we reached an agreement with the FDA on a SPA for the design of a Phase 3 clinical trial of AzaSite Plus in patients with blepharitis. The trial design includes four study arms to receive AzaSite Plus, DexaSite, AzaSite or the DuraSite vehicle twice-daily for a period of 14 days. Under the SPA-approved trial protocol, AzaSite Plus was evaluated for safety and efficacy against AzaSite for the primary clinical endpoint of resolution of the clinical signs and symptoms of blepharitis and against DexaSite to compare the length of time to recurrence or exacerbation of symptoms following the treatment period. AzaSite Plus was also evaluated for the secondary clinical endpoint of clinical improvement of signs and symptoms of blepharitis against AzaSite. In November 2011, we initiated a Phase 3 clinical trial for this product candidate and completed patient enrollment in the clinical trial in September 2012. This study enrolled more than 900 patients and we expect to receive top-line data in the second quarter of 2013.

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

In 2010, we discussed a development pathway for this product candidate with the FDA. DexaSite was included in the Phase 3 clinical trial SPA for AzaSite Plus, which allows us to simultaneously evaluate both agents in a single Phase 3 clinical trial for the treatment of blepharitis. Per the SPA-approved protocol, the efficacy and safety of DexaSite was measured against the DuraSite vehicle for the primary clinical endpoint of resolution of clinical signs and symptoms of blepharitis at the end of the dosing period. DexaSite was also evaluated for the secondary clinical endpoint of clinical improvement of signs and symptoms of blepharitis. In November 2011, we initiated a Phase 3 clinical trial for this product candidate and completed patient enrollment in the clinical trial in September 2012. This study enrolled more than 900 patients and we expect to receive top-line data in the second quarter of 2013.

BromSite: Phase 3 clinical trial for post-operative inflammation and eye pain completed

We developed a topical formulation of the non-steriodal anti-inflammatory bromfenac to treat post-operative inflammation and eye pain in patients who have undergone cataract surgery. In the first half of 2010, we completed our preclinical development of this product candidate and filed an IND with the FDA. In the second half of 2010, we initiated and completed enrollment for the Phase 1/2 clinical trial for this product candidate. In the first quarter of 2011, we received positive top-line results from this study, which demonstrated the efficacy and safety of BromSite. In the third quarter of 2011, we completed an additional Phase 2 clinical trial to investigate the PK of BromSite in humans. We received positive top-line results that showed that the mean concentration of bromfenac in the aqueous humor of patients using BromSite was more than double compared to the currently available bromfenac eye product. We discussed the design of the Phase 3 clinical trial with the FDA. The BromSite Phase 3 clinical study was a two-arm, double-blind, placebo-controlled clinical trial where the placebo arm was the DuraSite vehicle. Patients undergoing cataract surgery were randomized and then dosed twice-a-day beginning the day before surgery and continuing the day of surgery and 14 days post-surgery. The primary study endpoint is the reduction of pain and inflammation after surgery. In July 2012, we initiated a Phase

3 clinical trial for this product candidate and completed patient enrollment in November 2012 with 268 patients enrolled. In March 2013, we received positive top-line results that demonstrated a reduction of inflammation and pain after cataract surgery at a lower drug concentration compared to the current market leader.

ISV-101: Filed an IND for this product candidate

We developed a topical formulation of the non-steriodal anti-inflammatory bromfenac to treat dry eye disease. In January 2011, we filed an IND with the FDA. We plan to initiate a Phase 1/2 clinical trial for this product candidate, but no time period has been set.

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

The combination of DuraSite and proven drug products is designed to result in differentiated products that have increased efficacy and improved compliance through a reduced dosing frequency that yields better outcomes, lowers the development risk by using the proven DuraSite technology with a proven drug product and lowers development costs. In addition to its formulation with azithromycin in our AzaSite family of products, our DuraSite technology may be used in the formulation of new ocular product candidates using either non-proprietary drugs or compounds developed by others for non-ophthalmic indications.

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

DuraSite 2 is our next-generation enhanced drug delivery system, which is designed to provide a broad platform for developing superior ophthalmic therapeutics. DuraSite 2 is based on the original DuraSite technology, and incorporates a cationic polymer to achieve sustained and enhanced ocular delivery of drugs. DuraSite 2 is designed to increase the tissue penetration for topically delivered ocular drugs with the aim of improved efficacy and dosing convenience. We have preclinical data from a comparative study that demonstrated superior drug retention and tissue penetration compared to DuraSite. We plan to utilize the DuraSite 2 platform in future pipeline product candidates and expect that it will be available for license for our other drugs. A patent application for DuraSite 2 was submitted to the USPTO in 2009.

Additional Research and Development Opportunities

In addition to products leveraging our DuraSite technology, we occasionally seek to in-license or acquire promising product candidates and technologies from other companies and universities and research institutions and to apply our expertise to create novel differentiated ophthalmic products.

Collaborative, Licensing and Service Agreements

As part of our business strategy, we have entered into, and will continue to pursue additional licensing agreements, corporate collaborations and service agreements. There can be no assurance that we will be able to negotiate acceptable collaborative, licensing or service agreements, or that our existing arrangements will be successful or renewed or that they will not be terminated.

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

Merck. In February 2007, we entered into a license agreement with Inspire. In May 2011, Merck acquired Inspire and Inspire is currently a wholly-owned subsidiary of Merck. Under the license agreement (Merck License), we licensed exclusive development and commercialization rights under our AzaSite patent rights and certain know-how for topical anti-infective products containing azithromycin as the sole active ingredient for human ocular or ophthalmic indications in the United States and Canada and their respective territories. The Merck License also provides for nonexclusive licenses under our DuraSite patent rights, container patent rights, Columbia Laboratories, Inc. polymer technology patent rights and certain know-how in the same field of use as described above. We also granted Merck an exclusive sublicense under the Pfizer patent rights that we have licensed under the Pfizer License discussed above. Merck has the right to grant sublicenses under the terms of the Merck License.

Under the Merck License, Inspire paid us license fees and a milestone payment totaling $32 million through FDA approval in April 2007. Merck also pays us a royalty on net sales. The royalty rate is 25%. Merck is obligated to pay us royalties under the Merck License for the longer of (i) eleven years from the launch of the first product (August 13, 2007) or (ii) the period during which a valid claim under a patent licensed from us covers a licensed product. For five years after the first year of commercial sale, Merck is required to pay us the greater of the royalty discussed above or certain tiered minimum royalties, which minimum royalties will terminate in September 2013. The minimum royalty for the fiscal year ending September 30, 2013 is $19 million, payable on a quarterly basis. The royalties under the Merck License are subject to certain reductions in the event of patent invalidity, third party licenses, generic competition and uncured material breach.

After obtaining regulatory approval in the United States and Canada, we transferred all regulatory documentation regarding AzaSite to Merck. Thereafter, Merck has been responsible for all regulatory obligations and strategies relating to the further development and commercialization of products in the United States and Canada. Merck is also responsible for commercialization in both the U.S. and Canada.

We also entered into a trademark license agreement with Merck in February 2007 under which we granted Merck an exclusive license to the AzaSite trademark and domain name and a nonexclusive license to the DuraSite trademark in connection with the commercialization of products in the United States and Canada under the terms of the Merck License.

We also entered into a supply agreement (Supply Agreement) with Merck in February 2007 for azithromycin. We had previously entered into a third-party supply agreement for the production of azithromycin. The Supply Agreement was terminated in July 2012.

During the years ended December 31, 2012, 2011 and 2010, Merck royalties and supply revenues represented approximately 90%, 90% and 92%, respectively, of our total revenues.

Catalent Pharma Solutions, formerly Cardinal Health PTS, L.L.C. The AzaSite NDA was transferred to Merck and manufacturing responsibilities for AzaSite were transferred to Merck for sales in the United States and Canada. We continue to have a relationship with Catalent for the manufacture of AzaSite for sales outside the U.S. and Canada and for research and development purposes, as well as for other products in our pipeline.

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

Patents and Proprietary Rights

Patents and other proprietary rights are important to our business. Our policy is to file patent applications seeking to protect technology, inventions and improvements to our inventions that we consider valuable. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. Our DuraSite drug delivery products are made under patents and applications, and we have filed a number of patent applications in the United States relating to our DuraSite technology with delivery tips and drug compounds. Of these applications, six U.S. patents have been issued. We have four U.S. patents on our retinal drug delivery device that have been issued. Six U.S. patents have been issued related to our antibiotic programs with two applications pending. At least eight other patent applications by us relating to the foregoing and other aspects of our business and potential business are also pending. Foreign counterparts of our patents have also been filed or issued in many countries.

The patent positions of pharmaceutical companies, including ours, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, we do not know whether any of our pending patent applications will result in the issuance of patents or if any of our patents will provide significant proprietary protection. Since patent applications are maintained in secrecy until they are published, we cannot be certain that we or any licensor was the first to file patent applications for such inventions or that patents issued to our competitors will not block or limit our ability to exploit our technology. Moreover, we might have to participate in interference proceedings declared by the USPTO to determine priority of invention, which could result in substantial cost to us, even if the eventual outcome is favorable. There can be no assurance that our patents will be held valid or enforceable by a court or that a competitor’s technology or product would be found to infringe such patents. See Item 3. “Legal Proceedings.”

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

Research and Development

On December 31, 2012, our research and development staff numbered 22 people, of whom four have Ph.Ds. Our research and development expenses for the years ended December 31, 2012, 2011 and 2010 were as follows:

Research and Development Cost by Program

(in millions)

Program	2012	2011	2010
AzaSite Plus/DexaSite	$6.6	$1.6	$0.1
BromSite	2.7	1.0	1.3
New products and other	0.4	0.7	0.7
Programs—non-specific	5.8	4.0	2.9

Total	$15.5	$7.3	$5.0

In 2012, program expenses included our AzaSite Plus/DexaSite program primarily related to costs for our Phase 3 clinical trial. We completed patient enrollment for the clinical trial in 2012 and enrolled more than 900 patients. Our BromSite program expenses primarily related to the costs of the Phase 3 clinical trial. We completed patient enrollment in 2012 and enrolled more than 240 patients. Non-specific program costs, which comprised facility, internal personnel and stock-based compensation costs that are not allocated to a specific development program, increased primarily due to an increase in headcount as a direct result of the Phase 3 clinical trial for AzaSite Plus/DexaSite and the Phase 3 clinical trial for BromSite. In addition, we continue to incur R&D expense to develop new product candidates.

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

Under the Merck License, Merck is responsible for the manufacture of AzaSite for the United States and Canada. The AzaSite NDA was transferred to Merck and manufacturing responsibilities for AzaSite were transferred to Merck for sales in the United States and Canada. We have a relationship with Catalent for the manufacture of AzaSite for sales outside the U.S. and Canada and for research and development purposes, as well as for other product candidates in our pipeline.

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

The global ophthalmic pharmaceutical market is currently comprised of a number of large and well-established companies, including Novartis/Alcon Laboratories, Inc., Allergan, Inc., Bausch & Lomb, Johnson & Johnson, Merck, and Pfizer. While there are many other large- and medium-sized companies participating in the ophthalmic market, smaller companies such as our own find it challenging to successfully develop and market products without entering into collaborations.

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

Competition in our industry depends on a variety of factors including the ability to develop enhanced and innovative products, maintain a proprietary technology position, obtain required government approvals for products on a timely basis, attract and retain key personnel, effective and timely marketing of approved products and enter into effective collaborations for the manufacture, commercial marketing and distribution of products in key worldwide markets.

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

Scientific and Business Advisors

We have access to a number of academic and industry advisors with expertise in clinical ophthalmology and pharmaceutical development, marketing and sales. Our advisors meet with our management and key scientific employees on an ad hoc basis to provide advice in their respective areas of expertise and further assist us by periodically reviewing with management our preclinical, clinical and marketing activities. In 2011, we established the Scientific Advisory Board (SAB) to help guide and shape our research programs in the development of novel ophthalmic medicines. Members of the SAB represent leaders in ophthalmic research, treatment and clinical drug development, including Golman Peyman, M.D., Richard Lindstrom, M.D., Gary Foulks, M.D., Michael Lemp, M.D., and Kelly Nichols, O.D., M.P.H., Ph.D. The SAB is led by our Chief Medical Officer, Kamran Hosseini, M.D., Ph.D., and Brian Levy, O.D. M.Sc., a member of our Board of Directors, will also participate in all SAB meetings. Our SAB members possess deep insight into the etiology of important ocular diseases, which will be instrumental in advancing our therapeutic programs. Our SAB members have already made significant contributions to our current clinical development programs, providing input on trial protocols and endpoint design.

We plan to add additional advisors as appropriate. Although we expect to receive guidance from our advisors, all of our advisors are employed on a full-time basis by other entities, or are primarily engaged in outside business activities, and may have other commitments to, or consulting or advisory contracts with, other entities that may conflict or compete with their obligations to us.

Executive Officers of the Company

As of March 26, 2013, our executive officers were as follows:

Name	Title	Age
Timothy Ruane	Chief Executive Officer and member of the Board	48
Louis Drapeau	Vice President and Chief Financial Officer	69
Lyle M. Bowman, Ph.D.	Vice President, Development	64
Kamran Hosseini, M.D., Ph.D.	Vice President, Clinical & Regulatory Affairs and Chief Medical Officer	48
Surendra Patel	Vice President, Operations & Quality	57

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

Louis Drapeau joined us on October 1, 2007 as Vice President and Chief Financial Officer and served as the interim Chief Executive Officer from October 2008 through November 2010. Mr. Drapeau served as Senior Vice President, Finance and Chief Financial Officer of Nektar Therapeutics, a biopharmaceutical company, from January 2006 until September 2007. From August 2002 to August 2005, Mr. Drapeau was Senior Vice President and Chief Financial Officer of BioMarin Pharmaceutical, a fully integrated biopharmaceutical company. From August 2004 to May 2005, Mr. Drapeau also held the position of Acting Chief Executive Officer of BioMarin. Prior to that, Mr. Drapeau spent over 30 years with Arthur Andersen including 19 years as an Audit Partner in Arthur Andersen’s Northern California Audit and Business Consulting practice, including 12 years as Managing Partner. He holds an undergraduate degree in mechanical engineering and a Masters in Business Administration from Stanford University.

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

Executive officers are appointed to serve at the discretion of the Board until their successors are appointed. There are no family relationships between any members of the Board and our executive officers.

Employees

As of December 31, 2012, we had 30 employees, 27 of whom were full time. None of our employees are covered by a collective bargaining agreement. We believe we have good employee relations. We also utilize independent consultants to provide services in certain areas of our scientific and business operations.

Item 1A.	Risk Factors

Risks Relating to Our Business

It is difficult to evaluate our business because we are in an early stage of commercializing our products, our product candidates are still in clinical trials and successful development of pharmaceutical products is highly uncertain and requires significant expenditures, risk and time

We are still in an early stage of commercializing our products. AzaSite received regulatory approval in the U.S. in April 2007 and commercial sales of AzaSite began in the third quarter of 2007. Besivance received regulatory approval in May 2009 and commercial sales of Besivance began in the second half of 2009. We must receive approval in other countries prior to marketing AzaSite in such countries. Before regulatory authorities grant us marketing approval for additional products, we need to conduct significant additional research and development and preclinical and clinical testing and submit New Drug Applications, or NDAs. Successful development of pharmaceutical products is highly uncertain. Products that appear promising in research or development, may be delayed or fail to reach later stages of development or the market for several reasons, including:

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

We have a history of operating losses and we expect to continue to have losses in the future

We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that failed to achieve clinical end points or did not prove to have commercial potential. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties or other revenues from sales of our products. Attaining significant revenue or profitability depends upon our ability, alone or with third parties, to develop our potential products successfully, conduct clinical trials, obtain required regulatory approvals and manufacture and market our products successfully. We may not ever achieve or be able to maintain significant revenue or profitability, including with respect to AzaSite, our lead product which has experienced declining sales in the United States and has not been commercially launched outside the United States.

Clinical trials are expensive, time-consuming and difficult to design, enroll and implement and there can never be any assurance that the results of such clinical trials will be favorable

Human clinical trials for our product candidates are very expensive and difficult to design, enroll and implement, in part because they are subject to rigorous regulatory requirements. A significant portion of our operating expenses in the year ended December 31, 2012 was incurred on our AzaSite Plus/DexaSite Phase 3 clinical trial and BromSite Phase 3 clinical trial. There can be no assurance that our AzaSite Plus/DexaSite Phase 3 clinical trial will meet its clinical endpoints as required by the FDA. The clinical trial process is also time-consuming. We may experience difficulties or delays in enrolling our clinical trials, which can delay the trials and our ability to obtain ultimate approval of our product candidates. In addition, we require various clinical materials to conduct our clinical trials and any unavailability or delay in our ability to obtain these materials may delay our trials, cause them to be more expensive or preclude us from completing these trials, which would harm our ability to obtain approval for our product candidates and therefore harm our business. We estimate that any particular clinical trial may take over a year to complete and will be very expensive. Furthermore, we could encounter problems that might cause us to abandon or repeat clinical trials resulting in additional expense, further delays and potentially preventing the completion of such trials. The commencement and completion of clinical trials may be delayed or terminated due to several factors, including, among others:

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

The results of our clinical trials may not support our product candidate claims

Even if our clinical trials are completed as planned, we cannot be certain that the results will support our product candidate claims. Even if pre-clinical testing and clinical trials for a product candidate are successful, this does not ensure that later clinical trials will be successful and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing, meet our expectations or defined clinical endpoints, or satisfy the FDA or other regulatory bodies. The clinical trial process may fail to demonstrate that our product candidates are safe for humans or effective for indicated uses. In addition, our clinical trials involve relatively small patient populations. Because of the small sample size, the results of these clinical trials may not be indicative of future results. Any such failure would likely cause us to abandon the product candidate and may delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay or preclude the filing of our NDAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues.

For example, results from our 2008 Phase 3 clinical trial of AzaSite Plus for the treatment of blepharoconjunctivitis showed improved clinical outcomes as compared to treatment with a corticosteroid or antibiotic alone in the reduction of inflammatory signs and symptoms and bacterial eradication, respectively. In addition, AzaSite Plus was very well tolerated. However, the trial did not achieve its primary clinical endpoint as defined by the protocol. We discussed the results of this trial with the FDA and determined a development plan for AzaSite Plus. We cannot assure you that our current Phase 3 clinical trial for AzaSite Plus and DexaSite for blepharitis, or any future Phase 3 clinical trial for BromSite, will meet the prescribed clinical endpoints as defined in the protocol for these studies or that we will ever achieve FDA approval for the commercialization of AzaSite Plus, DexaSite, or BromSite.

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

We may not be able to enter into arrangements with third parties to support the commercialization of our products on acceptable terms, or at all, and may not be able to maintain any arrangement that we do enter into. If we pursue a partnership for AzaSite Plus, DexaSite, BromSite or our other product candidates prior to successfully completing Phase 3 trials, we will likely receive less favorable economic terms than if we successfully completed Phase 3 trials.

The commercial success of our products is dependent on the diligent efforts of our corporate collaborators

Because we generally rely on third parties for the marketing and sale of our products, revenues that we receive will be highly dependent on the efforts and success of these third parties, particularly our partner Merck. Since Merck’s acquisition of Inspire, the monthly prescriptions and our earned royalty revenues on net sales of AzaSite by Merck have decreased significantly. There can be no assurance that our royalty revenues from net sales of AzaSite will return to prior levels or will grow as originally anticipated. Our partners, including Merck, may terminate their relationships with us and/or may not diligently or successfully market or sell our products. These partners may also emphasize sales and marketing of their other products or pursue alternative or competing technologies or develop alternative products either on their own or in collaboration with others, including our competitors. In addition, marketing consultants and contract sales organizations that we use for our products may market products that compete with our products and we must rely on their efforts and ability to market and sell our products effectively.

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

Our future success depends on our ability to engage third parties to assist us with the development of new products, new indications for existing products and the conduct of our clinical trials to achieve regulatory approval for commercialization and any failure or delay by those parties to fulfill their obligations could adversely affect our development and commercialization plans

For our business model to succeed, we must continually develop new products or discover new indications for our existing products. As part of that process, we rely on third parties such as clinical research organizations, clinical investigators and outside testing labs for development activities, such as Phase 2 and/or Phase 3 clinical testing, and to assist us in obtaining regulatory approvals for our product candidates. We rely heavily on these parties for successful execution of their responsibilities but have no control over how these parties manage their businesses and cannot assure you that such parties will diligently or effectively perform their activities. For example, the clinical investigators that are conducting our clinical trials, including our current Phase 3 clinical trial for AzaSite Plus and DexaSite and our recently completed BromSite Phase 3 clinical trial, are not our employees and we anticipate that any future clinical trials of AzaSite Plus, DexaSite or BromSite will also be conducted by third parties. We are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocols, rules and regulations or in accordance with the general investigational plan and protocols for the trial as well as the various rules and regulations governing clinical trials in the United States and abroad. Any failure by those parties to perform their duties effectively, in compliance with clinical trial protocols, or on a timely basis, could delay or cause cancellation of our clinical trials, cause us to have to repeat the clinical trials, thereby increasing our expenses, harm our ability to develop and commercialize new products, harm our business and subject us to potential liabilities.

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

A patent interference was declared before the Board of Patent Appeals and Interferences on certain U.S. patents covering AzaSite. Regents (Regents) of the University of California (University) assert that the inventions contained in these patents were made by a former employee of the University alone, and without collaboration with us. They are asserting that they own those inventions, and that they are entitled to an award of priority of invention and a judgment that the inventions are not patentable to us. On November 25, 2011, the USPTO entered judgment against the University. On December 23, 2011, the University filed a Notice of Appeal to the Court of Appeals for the Federal Circuit in Washington, D.C., and on January 4, 2012, we filed a Notice of Cross-Appeal. We continue to believe the University’s assertions are without merit and intend to vigorously contest those assertions. Oral arguments took place in November 2012 and no decision has yet been rendered. An adverse outcome of this interference could impact our royalty stream from Merck for AzaSite.

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

In certain circumstances, we may lose the potential to receive future royalty payments or we may be required to pay damages for breaches of representations, warranties or covenants under certain of the AzaSite Note financing agreements

In February 2008, through a wholly-owned subsidiary, we issued $60 million in aggregate principal amount of AzaSite Notes, which are secured principally by royalty payments from future sales of AzaSite in North America, but not the right to receive such payments and by a pledge by us of all the outstanding equity interest in our subsidiary. If the AzaSite royalty payments are insufficient to repay the AzaSite Notes or if an event of default occurs under the indenture governing the AzaSite Notes, in certain circumstances, we would have to make payments on the AzaSite Notes out of our own cash resources, the royalty payments and our equity interest in our subsidiary may be foreclosed upon and we would lose the potential to receive future royalty payments and lose our intellectual property and other rights related to AzaSite. In addition, in connection with the issuance of the AzaSite Notes, we have made certain representations, warranties and covenants to our subsidiary and the holders of the AzaSite Notes (Noteholders). If we breach these representations, warranties or covenants, such breach could trigger an event of default under the indenture and we could also be liable to our subsidiary or the Noteholders for substantial damages in respect of any such breach, which could harm our financial condition and ability to conduct our business as currently planned. See Note 7 of the Consolidated Financial Statements in this Annual Report on Form 10-K for a more complete description of the terms of the AzaSite Notes.

Merck’s failure to successfully market and commercialize AzaSite would harm sales of AzaSite and, therefore, would delay or prevent repayment of the AzaSite Notes, which would delay or prevent us from receiving future revenue from sales of AzaSite

The AzaSite Notes issued by our subsidiary will be repaid solely from royalties on net sales of AzaSite in the United States and Canada by Merck under the Merck License. Merck has full control of all promotional, sales and marketing activities for AzaSite in these territories, and has sole control over the pricing of AzaSite. The monthly prescriptions and our earned royalties on net sales of AzaSite have declined since Merck took over marketing and sales of AzaSite after its acquisition of Inspire. While the minimum royalty payments from Merck have made up for this decline, such payments terminate in September 2013 and there can be no assurance that Merck will devote significant resources to, or successfully market and sell, AzaSite. Accordingly, royalty payments in respect of net sales of AzaSite in the United States and Canada, if Merck markets AzaSite in Canada, are entirely dependent on the actions, efforts and success of Merck, over whom neither we nor our subsidiary have control. The success of Merck’s commercialization of AzaSite and the timely repayment of the AzaSite Notes will depend on a number of factors, including, among others:

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

Merck could deemphasize, sell, terminate or sublicense its rights to AzaSite. Neither we nor our subsidiary can prevent Merck from developing or licensing a product that competes with AzaSite or limiting or withdrawing its support of AzaSite. Our subsidiary’s ability to pay amounts due on the AzaSite Notes will be materially harmed to the extent Merck is unable or unwilling to successfully market and sell AzaSite. To the extent that our subsidiary fails to meet its payment obligations, we may make such payments out of our own cash resources in order to avoid a default under the AzaSite Notes, which we have done in the past. Failure to pay the interest due on two consecutive payment dates would constitute an event of default under the indenture, giving the right, but not the obligation, to noteholders to exercise their contractual remedies pursuant to the indenture. To the extent that an event of default occurs, the bondholders could seek available remedies, including foreclosure on our subsidiary. Our ability to receive future revenue from sales of AzaSite is dependent on our subsidiary repaying the AzaSite Notes in a timely fashion. If our subsidiary takes longer than anticipated to repay the AzaSite Notes, or if it defaults on the AzaSite Notes, we may not receive future revenue from AzaSite in North America.

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

We rely on a sole source for the supply of the active pharmaceutical ingredient for AzaSite

We currently have a single supplier for azithromycin, the active drug incorporated into AzaSite, as well as AzaSite Plus and AzaSite Xtra. The supplier of azithromycin has a drug master file on the compound with the FDA and is subject to the FDA’s review and oversight. The supplier’s manufacturing facility is subject to potential natural disasters, including earthquakes, hurricanes, tornadoes, floods, fires or explosions, and other interruptions in operation due to factors including labor unrest or strikes, failures of utility services or microbial or other contamination. If the supplier failed or refused to continue to supply us or Merck, if the FDA were to identify issues in the production of azithromycin that the supplier was unable to resolve quickly and cost-effectively, or if other issues were to arise that impact production, Merck’s ability to manufacture and commercialize AzaSite could be interrupted, and our subsidiary’s ability to pay amounts due on the AzaSite Notes may be materially harmed, which could force us to make such payments out of our own cash resources in order to avoid a default under the AzaSite Notes and prevent or delay our ability to receive future revenue from AzaSite. Additional suppliers for azithromycin exist, but qualification of an alternative source would be required and could be time consuming and expensive and, during such qualification process, any shortage of azithromycin would negatively impact the sales of AzaSite and could delay the development timeline of AzaSite Plus and AzaSite Xtra.

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

We may need to raise additional funds in the future, which could be difficult to obtain or could dilute the value and rights of our common stock, and if not obtained in satisfactory amounts, may prevent us from developing our products, conducting clinical trials or otherwise taking advantage of future opportunities or growing our business, any of which could harm our business

We may need to raise additional funds through equity, public or private debt, sale of assets or other arrangements, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. The current worldwide financing environment is challenging, particularly for smaller capitalized businesses such as ours, which could make it more difficult for us to raise funds on reasonable terms, or at all. If we issue additional equity securities, our stockholders will experience dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we raise funds through debt, we will have to pay interest and may be subject to restrictive covenants, which would restrict operating flexibility and could harm our business. If we cannot raise sufficient funds on acceptable terms, if and when needed, we may not be able to develop our products, conduct clinical trials, have the financial strength and leverage to negotiate favorable terms with potential marketing partners, market our products, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated industry changes, any of which could harm our business.

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

Our insurance coverage may not adequately cover our potential product liability exposure

We are exposed to potential product liability risks inherent in the development, testing, manufacturing, marketing and sale of human therapeutic products. Product liability insurance for the pharmaceutical industry is expensive. Although we believe our current insurance coverage is adequate to cover likely claims we may encounter given our current stage of development and activities, our present product liability insurance coverage may not be adequate to cover all potential claims we may encounter, particularly if AzaSite is commercialized outside the United States and Canada. If AzaSite is commercialized in other countries, we may have to increase our coverage, which will be expensive, and we may not be able to obtain or afford adequate insurance coverage against potential claims in sufficient amounts or at a reasonable cost.

Our use of hazardous materials may pose environmental risks and liabilities which may cause us to incur significant costs

Our research, development and manufacturing processes involve the controlled use of small amounts of hazardous solvents used in pharmaceutical development and manufacturing, including acetic acid, acetone, acrylic acid, calcium chloride, chloroform, dimethyl sulfoxide, ethyl alcohol, hydrogen chloride, nitric acid, phosphoric acid and other similar solvents. We retain a licensed outside contractor that specializes in the disposal of hazardous materials used in the biotechnology industry to properly dispose of these materials, but we cannot completely eliminate the risk of accidental contamination or injury from these materials. Our cost for the disposal services rendered by our outside contractor was not material for the years ended 2012, 2011, or 2010, respectively. In the event of an accident involving these materials, we could be held liable for any damages that result and any such liability could exceed our resources. Moreover, as our business develops we may be required to incur significant costs to comply with federal, state and local environmental laws, regulations and policies, especially to the extent that we manufacture our own products.

Management and principal stockholders may be able to exert significant control on matters requiring approval by our stockholders

As of December 31, 2012, our management and principal stockholders (those owning more than 5% of our outstanding shares) together beneficially owned approximately 52% of our shares of common stock. As a result, our management and principal stockholders, acting together or individually, may be able to exert significant control on matters requiring approval by our stockholders, including the election of all or at least a majority of our Board of Directors, the approval of amendments to our charter, and the approval of business combinations and certain financing transactions. In September 2008, a group of our stockholders prevailed in a proxy contest that resulted in the replacement of all members of our Board of Directors.

The market prices for securities of biopharmaceutical and biotechnology companies such as ours have been and are likely to continue to be highly volatile due to reasons that are related and unrelated to our operating performance and progress; we have not paid dividends in the past and do not anticipate doing so in the future

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances, the status of our relationships or proposed relationships with third-party collaborators, the results of testing and clinical trials, future sales of equity or debt securities by us, the exercise of outstanding options and warrants that could result in dilution to our current holders of common stock, developments in our patents or other proprietary rights or those of our competitors, our own or Merck’s failure to meet analyst expectations, any litigation regarding the same, technological innovations or new therapeutic products, governmental regulation, or public concern as to the safety of products developed by us or others and general market conditions concerning us, our competitors or other biopharmaceutical companies may have a significant effect on the market price of our common stock. For example, in the twelve months ended December 31, 2012, our closing stock price fluctuated from a high of $0.50 to a low of $0.27. Such fluctuations can lead to securities class action litigation and make it difficult to obtain financing. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

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

We currently lease approximately 39,123 square feet of research laboratory and office space located in Alameda, California. The facility includes laboratories for formulation, analytical, microbiology, pharmacology, quality control and development as well as a pilot manufacturing plant. The lease expires on December 31, 2013, and may be renewed by us for an additional 5-year term. In October 2010, we subleased approximately 11,640 square feet of office space at this facility. The sublease expires on December 31, 2013. We believe our existing facilities will be suitable and adequate to meet our needs for the immediate future.

Item 3.	Legal Proceedings

We are subject to various claims and legal actions during the ordinary course of our business. On November 30, 2009, a patent interference was declared before the Board of Patent Appeals and Interferences on certain U.S. patents covering AzaSite. Regents of the University assert that the inventions contained in these patents were made by a former employee of the University alone, and without collaboration with us. They are asserting that they own those inventions, and that they are entitled to an award of priority of invention and a judgment that the inventions are not patentable to us. On November 25, 2011, the USPTO entered judgment against the University. On December 23, 2011, the University filed a Notice of Appeal to the Court of Appeals for the Federal Circuit in Washington, D.C., and on January 4, 2012, we filed a Notice of Cross-Appeal. Oral arguments took place in November 2012 and no decision has yet been rendered. We continue to believe the University’s assertions are without merit and we will continue to vigorously defend our position.

We received a Notice Letter stating that Sandoz has filed an ANDA with the FDA seeking marketing approval for the Sandoz Product prior to the expiration of the five US patents listed in the Orange Books for AzaSite, which include four of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Sandoz ANDA filing, Sandoz alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed by the Sandoz Product. On May 26, 2011, we, Merck and Pfizer filed a patent infringement lawsuit against Sandoz and related entities. The plaintiff companies have agreed that Merck will take the lead in prosecuting this lawsuit. The filing of this lawsuit triggered an automatic stay, or bar, of the FDA’s approval of the ANDA for up to 30 months or until a final district court decision of the infringement lawsuit, whichever comes first. We and the other plaintiffs intend to vigorously enforce our patent rights relating to AzaSite and vigorously contest any Sandoz assertions that these patents are invalid or unenforceable.

On January 3, 2013, Janel Joseph and Mitchell Joseph III filed a complaint in circuit court in Fayette County, Kentucky against Bausch & Lomb and us alleging that Janel Joseph was injured when her physician treated her with the Bausch & Lomb product Besivance following a photorefractive keratectomy. The plaintiffs allege that the use was off-label but nonetheless marketed by the defendants. Ms. Joseph alleges loss of vision and Mr. Joseph, her husband, alleges loss of consortium. On February 1, 2013, Bausch & Lomb removed the case to the United States District Court for the Eastern District of Kentucky. On February 8. 2013, the defendants filed answers denying the allegations. There have been no further proceedings. The plaintiffs to date have not made a specific claim for damages.

We believe that there are currently no other claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

Item 4.	Mine Safety Procedures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Since April 21, 2009, our common stock has traded on the OTCBB market under the symbol “INSV.” OTC market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. From September 30, 2008 to April 20, 2009, our common stock traded on The New York Stock Exchange Alternext US under the symbol “ISV.” From June 10, 1998 to September 29, 2008, our common stock was traded on The American Stock Exchange under the symbol “ISV”. The New York Stock Exchange Euronext acquired the American Stock Exchange on September 30, 2008. From our initial public offering on October 18, 1993 until June 9, 1998, our common stock traded on The Nasdaq National Market under the symbol “INSV.” Prior to our initial public offering, there was no public market for our common stock. The following table sets forth the high and low closing sales prices for our common stock as reported by the OTCBB for the periods indicated. These prices do not include retail mark-ups, mark-downs or commissions.

2012	High	Low
First Quarter	0.50	0.36
Second Quarter	0.41	0.27
Third Quarter	0.46	0.32
Fourth Quarter	0.39	0.29

2011	High	Low
First Quarter	0.60	0.30
Second Quarter	0.93	0.63
Third Quarter	0.70	0.48
Fourth Quarter	0.54	0.38

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

As of March 19, 2013, we had approximately 164 registered stockholders of record of our Common Stock. On March 19, 2013, the last sale price reported on the OTCBB for our common stock was $0.34 per share.

Stock Performance Graph

The following graph compares the percentage change in (i) the cumulative total stockholder return on our common stock from December 31, 2007 through December 31, 2012 with (ii) the cumulative total return on (a) the American Stock Exchange (U.S. Index) and (b) the American Stock Exchange (biotech) index. The comparison assumes (i) an investment of $100 on December 31, 2007 in each of the foregoing indices and (ii) reinvestment of dividends, if any.

The stock price performance shown on the graph below represents historical price performance and is not necessarily indicative of any future stock price performance.

	AMEX	ISV	AMEX BIOTECH
12/31/07	100	100	100
12/31/08	58	27	82
12/31/09	76	51	120
12/31/10	92	45	165
12/31/11	95	59	139
12/31/12	98	41	197

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

The comparability of the following selected financial data is affected by a variety of factors, and this data is qualified by reference to and should be read in conjunction with the audited financial statements and notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Annual Report on Form 10-K. The following table sets forth selected financial data for us for the five years ended December 31, 2012 (in thousands except per share amounts):

	Year Ended December 31,
(in thousands, except per share data)	2012	2011	2010	2009	2008
Statement of Operations Data
Revenues:
Royalties	$21,641	$15,138	$11,120	$8,000	$3,596
Licensing fee, milestone amortization and other	—	785	747	1,798	10,110

Total revenues	21,641	15,923	11,867	9,798	13,706

Expenses:
Research and development	15,479	7,337	4,974	5,436	16,242
General and administrative	5,781	5,645	4,511	5,792	8,251
Cost of revenues, principally royalties to third parties	1,062	1,917	1,727	1,549	630
Severance	—	—	—	527	1,909
Impairment of property and equipment	—	—	—	615	—

Total expenses	22,322	14,899	11,212	13,919	27,032
Interest expense and other, net	(9,494)	(10,167)	(10,248)	(10,034)	(7,984)
Change in fair value of warrant liability	1,898	2,201	—	—	—

Net loss	$(8,277)	$(6,942)	$(9,593)	$(14,155)	$(21,310)

Net loss per share:
Loss per share—basic	$(0.06)	$(0.06)	$(0.10)	$(0.15)	$(0.23)

Loss per share—diluted	$(0.06)	$(0.06)	$(0.10)	$(0.15)	$(0.23)

Weighted average shares used in per share calculation:
—Basic	131,951	111,769	94,774	94,710	94,607

—Diluted	131,951	111,769	94,774	94,710	94,607

	As of December 31,
(in thousands)	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$9,322	$26,395	$16,468	$24,721	$37,456
Working capital, exclusive of deferred revenues	(3,424)	14,303	14,104	22,816	35,068
Total assets	17,759	32,401	23,586	32,246	44,943
Non-recourse secured notes payable	51,883	58,558	60,000	60,000	60,000
Accumulated deficit	(207,804)	(199,527)	(192,585)	(182,992)	(168,837)
Total stockholders’ equity (deficit)	$(41,869)	$(34,539)	$(42,220)	$(33,033)	$(19,506)

No cash dividends have been declared or paid by us since our inception.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

AzaSite® (azithromycin ophthalmic solution) 1% is a DuraSite formulation of azithromycin, a broad spectrum ocular antibiotic approved by the U.S. Food and Drug Administration (FDA) in April 2007 to treat bacterial conjunctivitis (pink eye). It was commercialized in the United States by Inspire Pharmaceuticals, Inc. (Inspire) beginning in August 2007. The key advantages of AzaSite are a significantly reduced dosing regimen leading to better compliance and outcome, a trusted broad spectrum antibiotic, and a lowered probability of bacterial resistance based on high tissue concentration. In May 2011, Merck & Co. (Merck) acquired Inspire and Inspire became a wholly-owned subsidiary of Merck. Merck is now responsible for commercializing AzaSite in North America. We receive a 25% royalty on net sales of AzaSite in North America, plus minimum royalties if applicable.

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

•

AzaSite PlusTM (ISV-502) is a fixed combination of azithromycin and dexamethasone in DuraSite for the treatment of ocular inflammation and infection (blepharitis and/or blepharoconjunctivitis) for which there is no FDA approved indicated treatment. We completed a Phase 3 trial in November 2008 for the treatment of blepharoconjunctivitis and AzaSite Plus was very well tolerated. Although efficacious, the trial did not achieve its primary clinical endpoint as defined by the previous protocol. We discussed the results of this trial with the FDA and determined a new development plan for this product candidate. In May 2011, we reached an agreement with the FDA on a Special Protocol Assessment (SPA) for the design of a Phase 3 clinical trial of AzaSite Plus in patients with blepharitis. An SPA is a written agreement with the FDA that the study design and planned analysis of the sponsor’s Phase 3 clinical trial adequately addresses the objectives necessary to support a regulatory submission. In November 2011, we initiated a new Phase 3 clinical trial for this product candidate in blepharitis and completed patient enrollment in the clinical trial in September 2012. This study enrolled more than 900 patients and we expect to receive top-line data in the second quarter of 2013.

•

DexaSiteTM (ISV-305) is a DuraSite formulation of dexamethasone in development for the treatment of ocular inflammation. DexaSite is included in the Phase 3 clinical trial SPA for AzaSite Plus. In November 2011, we initiated a Phase 3 clinical trial for this product candidate in blepharitis and completed patient enrollment in the clinical trial in September 2012. This study enrolled more than 900 patients and we expect to receive top-line data in the second quarter of 2013.

•

BromSiteTM (ISV-303) is a DuraSite formulation of bromfenac in development for the treatment of post-operative inflammation and eye pain. We initiated a Phase 1/2 clinical trial for this product candidate in August 2010 and we received positive top-line results from this study in the first quarter of 2011, which demonstrated the efficacy and safety of BromSite. In the third quarter of 2011, we completed an additional Phase 2 clinical trial to investigate the pharmacokinetics (PK) of BromSite in humans. We received positive top-line results that showed that the mean concentration of bromfenac in the aqueous humor of patients using BromSite was more than double compared to the currently available bromfenac eye product. In July 2012, we initiated a Phase 3 clinical trial for this product candidate and completed patient enrollment in November 2012 with 268 patients enrolled. In March 2013, we received positive top-line results that demonstrated a reduction of inflammation and pain after cataract surgery at a lower drug concentration compared to the current market leader.

•

DuraSite 2® is our next-generation enhanced drug delivery system, which is designed to provide a broad platform for developing superior ophthalmic therapeutics. DuraSite 2 is based on the original DuraSite technology, and incorporates a cationic polymer to achieve sustained and enhanced ocular delivery of drugs. DuraSite 2 is designed to increase the tissue penetration for topically delivered ocular drugs with the aim of improved efficacy and dosing convenience. We obtained preclinical data from a comparative study that demonstrated superior drug retention and tissue penetration compared to DuraSite. We plan to utilize the DuraSite 2 platform in future pipeline product candidates and expect that it will be available for license for our other drugs. A patent application for DuraSite 2 was submitted to the U.S. Patent and Trademark Office (USPTO) in 2009.

•

ISV-101 is a DuraSite formulation with a low concentration of bromfenac for the treatment of dry eye disease. We filed an Investigational New Drug Application (IND) with the FDA for this product candidate in the first quarter of 2011. We plan to initiate a Phase 1/2 clinical trial for this product candidate, but no time period has been set.

Major Developments

Our recent major developments and events include:

•	In July 2012, we initiated the BromSite Phase 3 clinical trial. We completed patient enrollment in November 2012 with 268 patients enrolled and received positive top-line results in March 2013;

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

•

In September 2012, we completed patient enrollment for the AzaSite Plus and DexaSite Phase 3 clinical trial and enrolled more than 900 patients. We expect to have top-line data in the second quarter first half of 2013; and

•

In September 2012, we introduced DuraSite 2, our next-generation enhanced drug delivery system and announced preclinical data from a study that demonstrated superior drug retention and tissue penetration compared to DuraSite.

Business Strategy

Our business strategy consists of the following:

1.	Develop our pipeline of ocular product candidates. We seek to identify new product candidates from proven drugs that can be improved by formulation in DuraSite, which can substantially reduce the clinical risk involved in these product candidates. As appropriate, we plan to conduct preclinical and clinical testing of our product candidates.

2.	Partner our product candidates. When we deem it appropriate, we seek to partner with larger pharmaceutical companies to manufacture and market our products. Partnering agreements generally include upfront and milestone payments, as well as on-going royalty payments upon commercialization, payable to us.

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

For the year ended December 31, 2011, we adopted amendments to the accounting standard related to multiple-deliverable revenue arrangements. The amendment requires entities to allocate revenue in multiple-deliverable revenue arrangements using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendment eliminated the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. The adoption of this amendment did not impact our consolidated financial position or results of operations since we did not enter into or materially modify revenue arrangements during the years ended December 31, 2012 and 2011. In addition, there have been no significant changes to the units of accounting, the allocation of consideration received to the various units of accounting, and the timing of revenue recognition based on this amendment. We do not expect the adoption of this amendment to have a material impact on future periods.

Income Taxes. We account for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. We record a valuation allowance against deferred tax assets to reduce their carrying value to an amount that is more likely than not to be realized. When we establish or reduce the valuation allowance related to the deferred tax assets, our provision for income taxes will increase or decrease, respectively, in the period such determination is made.

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

Results of Operations

Revenues.

Our revenues for the years ended December 31, 2012, 2011 and 2010 were, as follows:

	Year Ended December 31,
	2012	2011	2010
AzaSite royalties	$19.5	$13.9	$10.7
Besivance royalties	2.1	1.2	0.5
Other	—	0.8	0.7

Total	$21.6	$15.9	$11.9

For 2012, AzaSite royalties included $7.6 million of royalties based on net sales and an additional $11.9 million minimum royalty true-up payment by Merck. The increase in royalties was driven by an increase in the required minimum royalty to $17 million for the fiscal year ended September 30, 2012, the measurement period pursuant to the terms of the Merck License, and the pro-rata share of $19 million for the fiscal year ended September 30, 2013. Merck’s obligation to make minimum royalty payments terminates in September 2013 and also may be suspended upon the occurrence of certain events, such as a requirement by the FDA or other governmental agency to suspend the marketing of AzaSite or withdraw it from the market in the United States. In addition, a decline in net sales of AzaSite by Merck further increased the minimum royalty true-up payment. Earned AzaSite royalties declined by 24% compared to the same period in 2011. The increase in Besivance royalties in 2012 was driven by an increase in net sales of Besivance by Bausch & Lomb.

For 2011, AzaSite royalties included $10.0 million of royalties based on net sales and an additional $3.9 million minimum royalty true-up payment by Merck. The increase in royalties was driven by an increase in the required minimum royalty to $15 million for the fiscal year ended September 30, 2011. In addition, a decline in net sales of AzaSite by Merck further increased the minimum royalty true-up payment. The increase was offset by a 6% decrease in AzaSite net sales. The increase in Besivance royalties was driven by an increase in net sales of Besivance. Revenues in 2011 also included $0.5 million from the sale of azithromycin to Merck and certain international partners under supply agreements and $0.3 million from the amortization and recognition of international license fee payments for AzaSite.

In 2010, revenues primarily consisted of $10.7 million of earned royalties from net sales of AzaSite by Merck. compared to $8.0 million in 2009. The $2.7 million increase in royalty revenues from the prior year was primarily due to a 22% increase of AzaSite net sales in the United States. In addition, the royalty rate for AzaSite increased from 20% to 25% in July 2009. 2010 revenues also included $0.5 million of royalties from net sales of Besivance by Bausch & Lomb, $0.5 million of grant income under the Therapeutic Discovery Program and $0.2 million from the sale of materials to Merck under the Supply Agreement.

Research and development.

Our research and development activities can be separated into two major segments, research and clinical development. Research includes activities involved in evaluating a potential product, related preclinical testing and manufacturing. Clinical development includes activities related to filings with the FDA and the related human clinical testing required to obtain marketing approval for a potential product. We estimate that the following represents the approximate cost of these activities for 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Research	$5,047	$4,468	$3,137
Clinical development	10,432	2,869	1,837

Total research and development	$15,479	$7,337	$4,974

Our research and development expenses by program for 2012, 2011 and 2010 (in millions) were:

Program	2012	2011	2010
AzaSite Plus/DexaSite	$6.6	$1.6	$0.1
BromSite	2.7	1.0	1.3
New products and other	0.4	0.7	0.7
Programs—non-specific	5.8	4.0	2.9

Total	$15.5	$7.3	$5.0

Research and development expenses were $15.5 million in 2012. In 2012, program expenses consisted of our AzaSite Plus/DexaSite program primarily related to costs for our Phase 3 clinical trial. We completed patient enrollment for the AzaSite Plus/DexaSite clinical trial in 2012 and enrolled more than 900 patients. Our BromSite program expenses primarily related to the costs for our Phase 3 clinical trial. We completed patient enrollment for the BromSite clinical trial in 2012 and enrolled more than 240 patients. Non-specific program costs, which comprised facility, internal personnel and stock-based compensation costs that are not allocated to a specific development program, increased primarily due to an increase in headcount as a direct result of the Phase 3 clinical trials. In addition, we continue to incur R&D expense to develop new product candidates.

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

Our future research and development expenses will depend on the results and magnitude or scope of our clinical, preclinical and research activities and requirements imposed by regulatory agencies. Accordingly, our research and development expenses may fluctuate significantly from period to period. In addition, if we in-license or out-license rights to product candidates, our research and development expenses may fluctuate significantly.

General and administrative.

General and administrative expenses increased to $5.8 million in 2012 from $5.6 million in 2011. In 2012, we incurred slightly higher costs related to financial reporting services and investor relations.

General and administrative expenses increased to $5.6 million in 2011 from $4.5 million in 2010. In 2011, we incurred higher personnel-related costs due to an increase in headcount and higher legal expenses pertaining to patent litigation with the Regents of the University and Sandoz.

Cost of revenues.

Our cost of revenues were $1.1 million, $1.9 million and $1.7 million for 2012, 2011 and 2010, respectively. Cost of revenues were primarily comprised of royalties accrued for third parties, including Pfizer, based on AzaSite net sales by Merck. In 2011 and 2010, cost of revenues also included the cost of the azithromycin supplied to Merck and international partners under supply agreements.

Interest expense and other, net.

Interest expense and other, net, was an expense of $9.5 million, $10.2 million and $10.2 million for 2012, 2011 and 2010, respectively. Interest expense was primarily due to the interest expense on the non-recourse AzaSite Notes issued in February 2008 and related amortization of the debt issuance costs incurred from our issuance of the AzaSite Notes. Interest expense decreased in 2012 as a result of pay downs of principal on the AzaSite Notes.

Change in fair value of warrant liability.

Change in fair value of warrant liability was income of $1.9 million and $2.2 million for 2012 and 2011, respectively. The income resulted from a decrease in the fair value of our warrant liability that was initially valued as of July 18, 2011 and revalued as of December 31, 2012 and 2011. The decrease in fair value was primarily driven by a decrease in our stock price.

Liquidity and Capital Resources

In recent years, we have financed our operations primarily through private placements of equity securities, debt financings and payments from corporate collaborations. At December 31, 2012 and 2011, our cash, cash equivalents and short-term investments were $9.3 million and $26.4 million, respectively. It is our policy to invest our cash and cash equivalents in highly liquid securities, such as interest-bearing money market funds, treasury and federal agency notes. The current uncertain credit markets may affect the liquidity of such money market funds or other cash investments.

We have incurred significant losses since inception, including net losses of approximately $8.3 million, $6.9 million and $9.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, our accumulated deficit was $207.8 million.

We believe we have available funds to enable us to meet our obligations for approximately the next 12 months. Our ability to fund our operations is dependent primarily upon our ability to execute on our business plan, including generating sufficient cash inflows from operating activities and obtaining additional funding.

We will need to raise additional funding to support our operating activities. Adequate funding may not be available on acceptable terms, or at all. The failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Cash used in operating activities was $10.3 million, $8.9 million and $8.1 million for 2012, 2011 and 2010, respectively. The increase in 2012 compared to 2011 was primarily due to our Phase 3 clinical trials related to AzaSite Plus/DexaSite and BromSite. This cost increase was offset by an $11.9 million AzaSite minimum royalty true-up payment received from Merck. The increase in 2011 compared to 2010 was primarily due to higher personnel costs related to an increase in headcount and costs incurred to prepare for clinical trials related to AzaSite Plus, DexaSite, BromSite and ISV-101. This cost increase was offset by a $3.9 million AzaSite minimum royalty true-up payment received from Merck.

Cash provided by investing activities was $16.4 million and $12.4 million for 2012 and 2010, respectively. Cash used in investing activities was $19.7 million for 2011. In 2012 and 2010, we converted $16.5 million and $12.5 million, respectively, from short-term investments to cash and cash equivalents. In 2011, we invested $19.5 million in short-term investments.

Cash used in financing activities was $6.7 million for 2012. Cash provided by financing activities was $19.0 million and $16,000 for 2011 and 2010, respectively. In 2012 and 2011, we made principal payments of $6.7 million and $1.4 million, respectively, on the AzaSite Notes. In July 2011, we completed a private placement financing transaction in which we sold shares of common stock and warrants to purchase shares of common stock, which resulted in approximately $20.4 million in net proceeds to us after deducting placement agent fees, legal, accounting and other costs associated with the transaction. We intend to use the net proceeds of the transaction to fund clinical trials and for general corporate purposes, including working capital.

The tables below set forth the amount of cash that we raised for fiscal years 2010 through 2012 from equity financings and option exercises.

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

We anticipate no material capital expenditures to be incurred for environmental compliance in fiscal year 2013. Based on our environmental compliance record to date, and our belief that we are current in compliance with applicable environmental laws and regulations, environmental compliance is not expected to materially harm our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. Some of these amounts are based on management’s estimates and assumptions about these obligations including their duration, the possibility of renewal and other factors. Because these estimates are necessarily subjective, our actual payments in the future may vary from those listed in this table.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 years
Purchase obligations(1)	$2,918	$2,918	$—	$—	$—
Facilities lease obligations(2)	848	848	—	—	—
Licensing agreement obligations(3)	4,772	876	1,540	1,540	816
Secured notes payable(4)	51,883	10,395	—	—	41,488
Interest payments on secured notes payable(5)	42,553	7,704	13,276	13,276	8,297

Total commitments	$102,974	$22,741	$14,816	$14,816	$50,601

(1)	Purchase obligations include commitments related to clinical development.
(2)	We lease our facilities under a non-cancelable operating lease that expires in 2013.

(3)	We have entered into certain license agreements that require us to make royalty payments for the life of the licensed patents. The estimated royalties due under certain of these agreements are as noted for 2013 through 2019.
(4)	Principal repayments are limited to royalties received from Merck from net sales of AzaSite in the United States and Canada. When the AzaSite royalties received for any quarter exceed the interest payments and certain expenses due that quarter, the excess will be applied to the repayment of principal of the notes until the notes have been paid in full. Future payments represent an estimate of expected principal repayments based on minimum royalty income covered by the agreement and future projected sales. The AzaSite Notes are due in 2019.
(5)	Interest repayments represent an estimate based on expected principal repayments.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates.

We have debt in the form of non-recourse, secured notes payable with fixed interest rates. As a result, our exposure to market risk caused by fluctuations in interest rates is minimal. We had $51.9 million in the AzaSite Notes outstanding as of December 31, 2012, with a fixed interest rate of 16%. If the market interest rates were to increase by 10% from the December 31, 2012 levels, it would not result in an increase in interest expense. At December 31, 2012, our debt was reflected in the accompanying unaudited condensed consolidated financial statements at face value. Due to a decline in and uncertainty regarding AzaSite earned royalty revenues, it is reasonably possible that the fair value of the debt has declined. The decline in value of debt is not reasonably determinable at this time.

The securities in our investment portfolio are not leveraged and are subject to minimal interest rate risk. Due to their original maturities of twelve months or less, the securities are classified as cash and cash equivalents or short-term investments. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio. While a hypothetical decrease in market interest rates by 10% from the December 31, 2012 levels would cause a decrease in interest income, it would not likely result in loss of principal.

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

The following Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm are included on the pages that follow:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

InSite Vision Incorporated

We have audited the accompanying consolidated balance sheets of InSite Vision Incorporated and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InSite Vision Incorporated as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

March 26, 2013

INSITE VISION INCORPORATED

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,323	$1,900
Short-term investments	7,999	24,495
Accounts receivable, net	5,250	2,564
Prepaid expenses and other current assets	144	12

Total current assets	14,716	28,971

Property and equipment, net	377	345

Debt issuance costs, net	2,666	3,085

Total assets	$17,759	$32,401

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$677	$703
Accrued liabilities	1,535	411
Accrued compensation and related expense	1,134	978
Accrued royalties	1,104	964
Accrued interest	1,038	1,171
Non-recourse secured notes payable, current	10,395	6,286
Warrant liability	2,257	4,155

Total current liabilities	18,140	14,668
Non-recourse secured notes payable, long-term	41,488	52,272

Total liabilities	59,628	66,940

Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized; 131,951,033 shares issued and outstanding at December 31, 2012 and 2011	1,320	1,320
Additional paid-in capital	164,615	163,668
Accumulated deficit	(207,804)	(199,527)

Total stockholders’ deficit	(41,869)	(34,539)

Total liabilities and stockholders’ deficit	$17,759	$32,401

See accompanying notes to consolidated financial statements.

INSITE VISION INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2012	2011	2010
Revenues:
Royalties	$21,641	$15,138	$11,120
Licensing fee and milestone amortization	—	275	—
Other product and service revenues	—	510	747

Total revenues	21,641	15,923	11,867

Expenses:
Research and development	15,479	7,337	4,974
General and administrative	5,781	5,645	4,511
Cost of revenues, principally royalties to third parties	1,062	1,917	1,727

Total expenses	22,322	14,899	11,212

Income (loss) from operations	(681)	1,024	655
Interest expense and other, net	(9,494)	(10,167)	(10,248)
Change in fair value of warrant liability	1,898	2,201	—

Net loss	$(8,277)	$(6,942)	$(9,593)

Net loss per share:
Loss per share—basic	$(0.06)	$(0.06)	$(0.10)

Loss per share—diluted	$(0.06)	$(0.06)	$(0.10)

Weighted average shares used in per share calculation:
—Basic	131,951	111,769	94,774

—Diluted	131,951	111,769	94,774

See accompanying notes to consolidated financial statements.

INSITE VISION INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances, December 31, 2009	94,738,400	$947	$149,012	$(182,992)	$(33,033)
Issuance of common stock from exercise of stock options	84,193	1	20	—	21
Stock-based compensation	—	—	385	—	385
Net loss	—	—	—	(9,593)	(9,593)

Balances, December 31, 2010	94,822,593	948	149,417	(192,585)	(42,220)
Issuance of common stock from private placement, net of issuance costs	36,978,440	370	20,029	—	20,399
Issuance of common stock from exercise of stock options	150,000	2	56	—	58
Initial value of warrant liability	—	—	(6,356)	—	(6,356)
Stock-based compensation	—	—	522	—	522
Net loss	—	—	—	(6,942)	(6,942)

Balances, December 31, 2011	131,951,033	1,320	163,668	(199,527)	(34,539)
Stock-based compensation	—	—	947	—	947
Net loss	—	—	—	(8,277)	(8,277)

Balances, December 31, 2012	131,951,033	$1,320	$164,615	$(207,804)	$(41,869)

See accompanying notes consolidated financial statements.

INSITE VISION INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES:
Net loss	$(8,277)	$(6,942)	$(9,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95	86	212
Amortization of debt issuance costs	419	419	418
Stock-based compensation	947	522	385
Change in fair value of warrant liability	(1,898)	(2,201)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,686)	788	(215)
Prepaid expenses and other current assets	(132)	3	142
Accounts payable	(26)	371	46
Accrued liabilities	1,124	(100)	151
Accrued compensation and related expense	156	358	(348)
Accrued royalties	140	72	245
Accrued interest	(133)	(2,205)	438
Deferred revenues	—	(75)	—

Net cash used in operating activities	(10,271)	(8,904)	(8,119)

INVESTING ACTIVITIES:
Purchase of property and equipment	(127)	(184)	(150)
Decrease (increase) in short-term investments	16,496	(19,496)	12,500

Net cash provided by (used in) investing activities	16,369	(19,680)	12,350

FINANCING ACTIVITIES:
Issuance of common stock from private placement, net of issuance costs	—	20,399	—
Issuance of common stock from exercise of options and employee purchase plan, net of issuance costs	—	58	21
Payment of secured notes payable	(6,675)	(1,442)	—
Payment of capital lease obligation	—	—	(5)

Net cash provided by (used in) financing activities	(6,675)	19,015	16

Net increase (decrease) in cash and cash equivalents	(577)	(9,569)	4,247
Cash and cash equivalents at beginning of year	1,900	11,469	7,222

Cash and cash equivalents at end of year	$1,323	$1,900	$11,469

Supplemental disclosure of cash flow information:
Interest received	$17	$28	$21

Interest paid	$9,224	$11,981	$9,411

Income taxes	$1	$1	$1

See accompanying notes to consolidated financial statements.

InSite Vision Incorporated

Notes to Consolidated Financial Statements

For the years ended December 31, 2012, 2011 and 2010

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

The Company has incurred significant losses since inception, including net losses of approximately $8.3 million, $6.9 million and $9.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, the Company’s accumulated deficit was $207.8 million.

The Company believes it has available funds to enable us to meet our obligations for approximately the next 12 months. Our ability to fund our operations is dependent primarily upon our ability to execute on our business plan, including generating sufficient cash inflows from operating activities and obtaining additional funding.

The Company will need to raise additional funding to support our operating activities. Adequate funding may not be available on acceptable terms, or at all. The failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on our business, results of operations and financial condition. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Principles of Consolidation. The consolidated financial statements include the accounts of InSite Vision Incorporated as well as its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Industry Segment and Geographic Information. The Company operates in one segment and is focused on developing drugs and drug delivery systems principally for ophthalmic indications. The Company had limited foreign-based operations for the years ended December 31, 2012, 2011 and 2010. All long-lived assets are located in the United States.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

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

Property and Equipment. Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is provided over the estimated useful lives of the respective assets, which range from three to five years, using the straight-line method. Leasehold improvements and property acquired under capital lease are amortized over the lives of the related leases or their estimated useful lives, whichever is shorter, using the straight-line method. Depreciation and amortization expense for the years ended December 31, 2012, 2011 and 2010 was $95,000, $86,000 and $212,000, respectively. The costs of repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets. The Company periodically assesses the recoverability of its long-lived assets for which an indicator of impairment exists by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If the Company concludes that the carrying value will not be recovered, the Company measures the amount of such impairment by comparing the fair value to the carrying value. For the years ended December 31, 2012, 2011 and 2010, no impairment of property and equipment was recorded.

Patents. As a result of the Company’s research and development efforts, the Company has obtained, or is applying for, a number of patents to protect proprietary technology and inventions. All costs associated with patents for product candidates under development are expensed as incurred. As of December 31, 2012, the Company had no capitalized patent costs.

Debt Issuance Costs. Debt issuance costs paid to third parties are capitalized and amortized over the life of the underlying debt, using the straight-line method. Amortization of debt issuance costs for the years ended December 31, 2012, 2011 and 2010 were $419,000, $419,000 and $418,000, respectively, and are included in interest expense and other, net in the Consolidated Statements of Operations. See Note 7, “Non-Recourse Secured Notes Payable” for further discussion of the underlying debt.

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

As of December 31, 2012 and 2011, $9.2 million and $26.3 million, respectively, of the Company’s cash, cash equivalents and short-term investments consisted of Level 1 Treasury-backed money market funds that are measured at fair value on a recurring basis.

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

The Company has debt in the form of non-recourse, secured notes payable with a fixed interest rate, which constitute $51.9 million of Level 2 borrowings outstanding at December 31, 2012, measured at fair value on a nonrecurring basis, with an interest rate of 16%. At December 31, 2012, the Company’s debt was reflected in the accompanying consolidated financial statements at face value. Due to a decline in and uncertainty regarding AzaSite earned royalty revenues, it is reasonably possible that the fair value of the debt has declined. The decline in value of debt is not reasonably determinable at this time.

As discussed above, the fair value of the warrant liability, determined using Level 3 criteria, was initially recorded on the grant date and remeasured at December 31, 2012 and 2011 using the Black-Scholes Model, which requires inputs such as the remaining term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop.

The fair value of the warrant liability was estimated using the following assumptions, as determined in accordance with the terms of the warrant agreements, at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Risk-free interest rate	0.4%	0.8%
Remaining term (years)	3.5	4.5
Expected dividends	0.0%	0.0%
Volatility	100.0%	100.0%

The expected dividend yield is set at zero because the Company has never paid cash dividends and has no present intention to pay cash dividends. Per the terms of the warrant agreements, expected volatility is based on the historical volatility of the Company’s common stock and is equal to the greater of 100% or the 30-day volatility rate. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as published by the Federal Reserve and represent the yields on actively-traded U.S. Treasury securities for a term equal to the remaining term of the warrants.

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the year ended December 31, 2012 (in thousands):

Balance at December 31, 2011	$4,155
Net decrease in fair value of warrant liability on remeasurment	(1,898)

Balance at December 31, 2012	$2,257

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

The Company’s revenues are primarily derived from royalties on product sales and licensing agreements, and such agreements may provide for various types of payments, including upfront payments, research funding and related fees during the terms of the agreements, milestone payments based on the achievement of established development objectives and licensing fees.

The Company receives royalties from licensees based on third-party sales. The royalties are recorded as earned in accordance with the contract terms when third-party results are reliably measured and collectability is reasonably assured.

Revenues associated with non-refundable up-front license fees under arrangements where the license fees cannot be accounted for as separate units of accounting are deferred and recognized as revenues on a straight-line basis over the expected term of the Company’s continued involvement. Revenues from the achievement of milestones are recognized as revenues when the milestones are achieved and the milestone payments are due and collectible.

For the year ended December 31, 2011, the Company adopted amendments to the accounting standard related to multiple-deliverable revenue arrangements. The amendment requires entities to allocate revenue in multiple-deliverable revenue arrangements using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendment eliminated the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. The adoption of this amendment did not impact the Company’s consolidated financial position or results of operations since the Company did not enter into or materially modify revenue arrangements for the years ended December 31, 2012 and 2011. In addition, there have been no significant changes to the units of accounting, the allocation of consideration received to the various units of accounting, and the timing of revenue recognition based on this amendment. The Company does not expect the adoption of this amendment to have a material impact on future periods.

Research and Development Expenses. Research and development expenses include salaries, benefits, facility costs, services provided by outside consultants and contractors, administrative costs and materials for the Company’s research and development activities. The Company expenses these research and development activities as they are incurred.

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

General and Administrative Expenses. General and administrative expenses include salaries, benefits, facility costs, services provided by outside consultants and contractors, legal services, advertising and marketing, investor relations, financial reporting, materials and other expenses related to general corporate and sales and marketing activities. The Company recognizes such costs as they are incurred.

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

The Company occasionally issues stock options and warrants to consultants of the Company in exchange for services. The Company has valued these options and warrants using the Black-Scholes option pricing model, at each reporting period and has recorded charges to operations over the vesting periods of the individual stock options or warrants. Such charges amounted to approximately $56,000 and $20,000 during the years ended December 31, 2012 and 2011, respectively. No such charges were incurred in 2010.

Net Loss per Share. Basic net loss per share has been computed using the weighted-average number of common shares outstanding during the period. Dilutive net loss per share is computed using the sum of the weighted-average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options and warrants. Potentially dilutive securities have been excluded from the computation of diluted net loss per share in 2012, 2011 and 2010 as their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
(in thousands, except per share data)	2012	2011	2010
Numerator:
Net loss	$(8,277)	$(6,942)	$(9,593)

Denominator:
Weighted-average shares outstanding	131,951	111,769	94,774
Effect of dilutive securities:
Stock options and warrants	—	—	—

Weighted-average shares outstanding for diluted loss	131,951	111,769	94,774

Net loss per share:
Basic	$(0.06)	$(0.06)	$(0.10)

Diluted	$(0.06)	$(0.06)	$(0.10)

For the years ended December 31, 2012, 2011 and 2010, due to the loss applicable to common stockholders, loss per share is based on the weighted average number of common shares only, as the effect of including equivalent shares from stock options and warrants would be anti-dilutive. At December 31, 2012, 2011 and 2010, 28,156,898, 25,795,339 and 10,293,478 options and warrants, respectively, were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

Comprehensive Income (Loss). Comprehensive income (loss) is the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. The consolidated comprehensive loss for the Company was equal to the net loss attributable to the Company for the years ended December 31, 2012, 2011 and 2010.

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

Significant Customers and Risk. All revenues recognized and/or deferred were primarily from AzaSite licensees. The Company is entitled to receive royalty revenues from net sales of AzaSite under the terms of its agreements with Merck and other licenses and, accordingly, all trade receivables are concentrated with these parties. Due to the nature of these agreements, these parties have significant influence over the commercial success of AzaSite. Revenues from Merck represented approximately 90%, 90% and 92% of total revenues for the years ended December 31, 2012, 2011 and 2010, respectively.

Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and short-term investments. The Company’s cash, cash equivalents and short-term investments are primarily deposited in demand accounts with two financial institutions.

Risks from Third Party Manufacturing Concentration. The Company relies on a single source manufacturer for each of its product candidates and on a single source manufacturer for the active pharmaceutical ingredient in its product candidates. Accordingly, delays in the manufacture of the Company’s product candidates or the active pharmaceutical ingredients could adversely impact the development of the Company’s product candidates. Furthermore, the Company has no control over the manufacture and the overall product supply chain of products for which it is entitled to receive revenue.

2. License Agreements

In December 2003, the Company completed the sale of its drug candidate for the treatment of ocular infections to Bausch & Lomb Incorporated (“Bausch & Lomb”), pursuant to a Purchase Agreement and a License Agreement. The drug candidate, Besivance, was developed by Bausch & Lomb. In May 2009, the FDA approved Besivance to treat bacterial conjunctivitis (pink eye). Besivance was launched in the United States by Bausch & Lomb in the last half of 2009. In 2011, Besivance was launched internationally in select countries. During the years ended December 31, 2012, 2011 and 2010, the Company recognized $2,126,000, $1,208,000 and $467,000, respectively, of royalties related to net sales of Besivance by Bausch & Lomb.

On February 15, 2007, the Company entered into a license agreement for AzaSiteTM (the “Merck License”) with Inspire Pharmaceuticals, Inc (“Inspire”). In May 2011, Merck & Co. (“Merck”) acquired Inspire and Inspire became a wholly-owned subsidiary of Merck. Under the Merck License, the Company licensed to Merck, exclusive development and commercialization rights in the United States and Canada, for topical anti-infective products containing azithromycin as the sole active ingredient for human ocular or ophthalmic indications. The Company also granted Merck an exclusive sublicense under the Pfizer patent rights the Company has licensed under the Pfizer License discussed below. Merck has the right to grant sublicenses under the terms of the Merck License.

Merck paid the Company an upfront license fee of $13 million on February 15, 2007 and on May 11, 2007 paid an additional $19 million upon regulatory approval by the U.S. Food and Drug Administration (“FDA”). Merck also pays the Company a royalty on net sales of AzaSite in the United States and Canada. The royalty rate is currently 25% of net sales. Merck is obligated to pay the Company royalties under the Merck License for the longer of (i) eleven years from the launch of the first product or (ii) the period during which a valid claim under a patent exists. Until September 30, 2013, Merck will pay the Company certain tiered minimum royalties. The royalties discussed above are subject to certain reductions in the event of patent invalidity, generic competition, uncured material breach under the Merck License or in the event that Merck is required to pay license fees to third parties for the continued use of AzaSite. Merck may also terminate the Merck License at any time upon 6 months notice.

The Company also entered into a supply agreement (the “Supply Agreement”) with Merck on February 15, 2007 for the active pharmaceutical ingredient azithromycin. The Company had previously entered into a third-party supply agreement for the production of this active ingredient. The Supply Agreement was terminated in July 2012.

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

On August 9, 2012, the Company amended the payment terms of the existing Merck License. Under the amended terms, on a quarterly basis, Merck will pay the Company the higher of the pro-rata annual minimum royalty or the earned royalty for 2012 and 2013. In addition, in August 2012, Merck paid the Company a $7.3 million catch-up payment for the difference between the earned royalties already paid for the fourth quarter of 2011 and the first and second quarters of 2012, and the pro-rata annual minimum royalties for those quarters. For the fiscal year ended September 30, 2011, the measurement period pursuant to the terms of the Merck License, the Company received $15 million in minimum royalties from Merck. For the fiscal year ended September 30, 2012, the Company received $17 million in minimum royalties from Merck. For the fiscal year ending September 30, 2013, the Company expects to receive $19 million in minimum royalties, unless Merck cancels the agreement upon six months notice.

In August 2007, Merck commercially launched AzaSite in the United States. Accordingly, during the years ended December 31, 2012, 2011 and 2010, the Company recognized $19,515,000, $13,930,000 and $10,652,000, respectively, of royalties related to the Merck License. Additionally, during the years ended December 31, 2011 and 2010, the Company recognized $449,000 and $258,000, respectively, of revenue from Merck for the sales of the active ingredient, azithromycin, under the Supply Agreement, sales of AzaSite inventory and for contract services provided by the Company.

On February 15, 2007, the Company entered into a worldwide, exclusive, royalty-bearing license agreement with Pfizer Inc. (“Pfizer”) under Pfizer’s patent family titled “Method of Treating Eye Infections with Azithromycin” for ocular anti-infective product candidates known as AzaSite and AzaSite Plus (the “Pfizer License”). Under the Pfizer License, the Company is required to pay Pfizer a low single digit royalty based on net sales of the licensed products and to use reasonable commercial efforts to seek regulatory approval for and market licensed products. The Pfizer License provides the Company the right to grant sublicenses thereunder, subject to Pfizer’s prior approval, which approval shall not be unreasonably withheld. Pfizer approved the sublicense granted to Merck. Based on the royalty report provided by Merck, for the years ended December 31, 2012, 2011 and 2010, the Company recorded third-party royalties of $1,062,000, $1,407,000 and $1,491,000, respectively, due primarily under the Pfizer License.

The Company has entered into, and will continue to pursue additional licensing agreements, corporate collaborations and service contracts. There can be no assurance that the Company will be able to negotiate acceptable collaborative, licensing or service agreements, or that the existing arrangements will be successful or renewed or will not be terminated.

3. Short-term Investments

As of December 31, 2012 and 2011, the Company had $8.0 million and $24.5 million in short-term investments, respectively. The Company’s investment policy is to limit the risk of principal loss and to ensure safety of invested funds by generally attempting to limit market risk. Accordingly, the Company’s short-term investments were invested in U.S. Treasury securities with original maturities of 12 months or less. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings. At December 31, 2012 and 2011, the unrealized gains on these short-term investments were insignificant.

4. Accounts Receivable, net

Accounts receivable, net represent amounts due to the Company from its licensees, including Merck and other third parties. Accounts receivable, net increased by $2.7 million for the year ended December 31, 2012 from December 31, 2011. Increase primarily resulted from an additional $2.6 million minimum royalty true-up by Merck. At December 31, 2012 and 2011, the Company did not record a bad debt allowance related to any accounts receivable as all amounts were reasonably expected to be collected. The need for a bad debt allowance is evaluated each reporting period based on the Company’s assessment of the collectability of the amounts.

5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2012	2011
Laboratory and other equipment	$1,399	$1,272
Leasehold improvements	45	45
Furniture and fixtures	14	14

	1,458	1,331
Accumulated depreciation and amortization	(1,081)	(986)

Property and equipment, net	$377	$345

6. Warrant Liability

On July 18, 2011, the Company completed a private placement financing transaction in which it sold shares of its common stock and warrants to purchase shares of its common stock. The Company sold a total of

36,978,440 shares of common stock, at a price of $0.60 per share, and issued warrants to purchase up to 14,791,376 shares of common stock. The warrants are exercisable at $0.75 per share and expire five years from the date of issuance. The private placement resulted in $22.2 million in gross proceeds and approximately $20.4 million in net proceeds to the Company after deducting placement agent fees, legal, accounting and other costs associated with the transaction. The Company has used the net proceeds of the transaction to fund clinical trials and for general corporate purposes, including working capital.

As discussed in Note 1, the warrants issued in July 2011 include a provision that provides the warrant holders with an option to require the Company (or its successor) to purchase the warrants for cash in an amount equal to the Black-Scholes value in the event of a “Fundamental Transaction” (as defined in the warrant agreements). Accordingly, the fair value of the warrants at the issuance date was estimated using the Black-Scholes Model, as determined in accordance with the terms of the warrant agreements, and the Company recorded a warrant liability of $6.4 million. The Company remeasured the warrant liability at December 31, 2012 and 2011, and recorded a decrease to the warrant liability of approximately $1.9 million and $2.2 million, respectively, which was recognized as income in the Company’s Consolidated Statement of Operations for the year ended December 31, 2012 and 2011. Additional disclosures regarding assumptions used in calculating the fair value of the warrant liability are included in Note 1.

7. Non-Recourse Secured Notes Payable

In February 2008, the Company’s wholly-owned subsidiary, Azithromycin Royalty Sub, LLC completed a private placement of $60.0 million in aggregate principal amount of non-convertible, non-recourse promissory notes due in 2019. Net proceeds from the financing were approximately $55.3 million after transaction costs of approximately $4.7 million. In addition, $5.0 million of the proceeds was set aside for interest reserves. The annual interest rate on the notes is 16% with interest payable quarterly in arrears beginning May 15, 2008. The notes are secured by, and will be repaid from, royalties to be paid to the Company by Merck from minimum required royalties and royalties from net sales of AzaSite in the United States and Canada. The secured notes payable are non-recourse to InSite Vision Incorporated. When the AzaSite royalties received for any quarter exceed the interest payments and certain expenses due that quarter, the excess will be applied to the repayment of principal of the notes until the notes have been paid in full. As of December 31, 2012, no balance remained in the interest reserve. Further shortfalls, if any, may be paid by the Company to avoid default under the agreement but the Company currently has no plans to do so. The notes may be redeemed at the Company’s option at the current principal amount. As of December 31, 2012, $41.5 million of secured notes payable was classified as long-term and $10.4 million was classified as current.

At December 31, 2012, the estimated future principal payments on the notes, based on minimum royalty income covered by the agreement and future projected sales, were as follows (in thousands):

Year Ending December 31,
2013	$10,395
2014	—
2015	—
2016	—
2017	—
Thereafter	41,488

Total secured notes payable	$51,883

At the current level of AzaSite royalties received by the Company from Merck, the Company will default on the notes during 2014 after the receipt of the final minimum royalty payment in the fourth quarter of 2013. Based on current royalty levels, the royalties thereafter will not cover the required interest payments. After default and assuming foreclosure by the noteholders, the Company will lose its right to receive AzaSite royalties in North America and the principal balance of the notes will be recorded as income and the note liability will be eliminated from the Consolidated Balance Sheet.

8. Commitments and Contingencies

The Company has entered into certain license agreements that require it to make royalty payments for the life of the licensed patents. The estimated royalty payments related to the net sales of AzaSite in North America are approximately $4.8 million for the period 2013 through 2019. These contractual obligations are reflected in the Company’s financial statements once the related obligation becomes due. Much of these obligations would be eliminated if the Company defaults on the notes, as the noteholders will be responsible for paying these royalties.

The Company conducts its operations from leased facilities in Alameda, California under non-cancelable operating lease agreements that expire in December 2013. Lease payments include rent and the Company’s pro-rata share of operation expenses. The Company subleases a portion of the facility under a lease agreement that expires in 2013. Lease income includes rent and a pro-rata share of operation expenses. For accounting purposes, the Company is amortizing all rent payments and receipts ratably over the life of the lease. Rent expense for the years ended December 31, 2012, 2011 and 2010, was $697,000, $697,000, and $757,000, respectively. Future minimum lease payments under the operating lease and future cash receipts from the sublease, are as follows (in thousands):

Year Ending December 31,	Operating Lease Cash Payments	Operating Sublease Cash Receipts	Operating Lease Cash Payments, net
2013	$848	$106	$742

9. Income Taxes

Provision for Income Taxes

There was no provision for income taxes for the years ended December 31, 2012, 2011 and 2010 due to the Company’s net operating losses.

Income tax provision related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 34% to pretax loss as follows (in thousands):

	2012	2011	2010
Tax provision at federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	0.0%	0.0%	0.0%
Warrant liability	7.8%	10.8%	0.0%
Other permanent differences	0.0%	-0.1%	-1.4%
Credits	0.0%	2.7%	0.9%
Expiring net operating losses	-15.0%	-11.4%	-46.0%
True up of deferred tax assets	0.0%	-4.3%	0.0%
Valuation allowance	-26.8%	-31.7%	12.5%

Effective tax rate	0.0%	0.0%	0.0%

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$44,077	$40,138
Tax credit carryforwards	7,870	7,523
Capitalized research and development	9,926	14,163
Depreciation	182	263
Other	581	291

Total deferred tax assets	62,636	62,378
Valuation allowance	(62,636)	(62,378)

Net deferred tax assets	$—	$—

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. During the years ended December 31, 2012 and 2011, the valuation allowance increased by $0.3 million and $1.9 million, respectively.

At December 31, 2012, the Company had net operating loss carryforwards for federal income tax purposes of approximately $113.4 million, which expire in the years 2013 through 2032 and federal tax credits of approximately $3.3 million, which expire in the years 2018 through 2032. At December 31, 2012, the Company also had net operating loss carryforwards for state income tax purposes of approximately $91.9 million, which expire in the years 2013 through 2032, and state research and development tax credits of approximately $4.6 million, which carryforward indefinitely.

The future utilization of the Company’s net operating loss carryforwards to offset future taxable income is subject to an annual limitation as a result of ownership changes that have occurred previously, and may be further impacted by future ownership changes. As necessary, the deferred tax assets have been reduced by any carryforwards that expire prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance. These carryforwards may be further reduced if the Company has any additional ownership changes in the future.

The valuation allowance includes amounts of benefit at both December 31, 2012 and 2011 related to stock-based compensation and exercises, prior to the implementation of Accounting Standards Codification 515 and 718 that will be credited to additional paid-in capital when realized.

The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013. The act retroactively reinstated various expired tax extenders for the 2012 year. None of the extenders included in the Act are material to our financial statements and the impact of the tax law change will be accounted for in 2013 under ASC 740-10-45-15 as this is the period of enactment.

A change in California law occurred in November 2012 with the enactment of RTC Sec. 25128.7 related to apportionment of income. The new law is effective beginning in 2013. All California deferred tax assets have been adjusted using the rates that will be in effect when the deferred tax assets are expected to be utilized.

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

The Company files income tax returns in the U.S. federal and California jurisdictions. The Company is no longer subject to tax examinations for years before 2009 for federal returns and 2008 for California returns, except to the extent that it utilizes net operating losses or tax credit carryforwards that originated before those years. The Company is not currently under audit by any major tax jurisdiction nor has it been in the past.

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipated any significant changes to unrecognized tax benefits over the next 12 months. During the years ended December 31, 2012 and 2011, no interest or penalties were required to be recognized relating to unrecognized tax benefits.

10. Common Stock Warrants

The following table shows outstanding warrants as of December 31, 2012, all of which were issued in the July 2011 private placement financing transaction. All of the outstanding warrants have cashless exercise provisions in the event the registration statement registering the resale of the shares of common stock issuable upon exercise of the warrants is not effective or the prospectus forming a part of the registration statement is not current. All warrants are exercisable for common stock.

Date Issued	Warrant Shares	Exercise Price	Expiration Date	Cash if Exercised
July 18, 2011	14,791,376	$0.75	July 18, 2016	$11,093,532

11. Stock-based Compensation

Equity Incentive Program

Prior to October 15, 2007, the Company granted options under a stock option plan adopted in 1994 and amended thereafter (the “1994 Plan”), that allowed for the grant of non-qualified stock options, incentive stock options and stock purchase rights to the Company’s employees, directors, and consultants. On October 15, 2007, the Company’s stockholders approved a new equity incentive plan, the 2007 Performance Incentive Plan (the “2007 Plan”), that provides for grants of options and other equity-based awards to the Company’s employees, directors and consultants. The Company’s authority to grant new awards under the 1994 Plan terminated upon stockholder approval of the 2007 Plan. Options granted under these plans expire 10 years after the date of grant and become exercisable at such times and under such conditions as determined by the Company’s Board of Directors or a committee appointed by the Board (generally with 25% vesting after one year and the balance vesting on a daily basis over the next three years of service). Upon termination of the optionee’s service, unvested options terminate, and vested options generally expire at the end of three months. Only nonqualified stock options have been granted under these plans to date. On January 1 of each calendar year during the term of the 2007 Plan, the shares of Common Stock available for issuance will be increased by the lesser of 2% of the total outstanding shares of Common Stock on December 31 of the preceding calendar year, or 3,000,000 shares.

Employee Stock Purchase Plans

The Company maintained an employee stock purchase plan, adopted in 1994 and amended thereafter (the “Purchase Plan”), until August 2009. In August 2009, the Purchase Plan was suspended. No new offering period will commence and no additional shares will be added to the Purchase Plan under its evergreen provision unless and until approved by the Company’s Board of Directors. The Purchase Plan operated in 24-month “offering periods” that are each divided into four six-month “purchase periods.” The Purchase Plan allowed eligible employees to purchase Common Stock at 85% of the lower of the fair market value of the Common Stock on the first day of the applicable offering period or the fair market value of the Common Stock on the last day of the applicable purchase period. Purchases were limited to 10% of each employee’s eligible compensation, subject to certain Internal Revenue Service restrictions. All of the Company’s employees were eligible to participate in the Purchase Plan after certain service periods were met. The number of shares available for issuance under the Purchase Plan was automatically increased on the first trading day in January each calendar year, by an amount equal to 0.5% of the total number of shares of Common Stock outstanding on the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 125,000 shares. No shares have been issued under the Purchase Plan since 2009. As of December 31, 2012, there was no remaining unrecorded deferred stock-based compensation expense related to the Purchase Plan. As of December 31, 2012, 515,183 shares were reserved for issuance under the Purchase Plan.

Stock-based Compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument.

The effect of recording stock-based compensation for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Stock-based compensation expense by type of award:
Employee stock options	$891	$502	$385
Scientific Advisory Board stock options	56	20	—

Total stock-based compensation	$947	$522	$385

Stock-based compensation included in expense line items in the Consolidated Statements of Operations for the year ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Research and development	$271	$141	$74
General and administrative	676	381	311

	$947	$522	$385

During the years ended December 31, 2012 and 2011, respectively, the Company granted options to purchase 4,047,500 and 2,955,000 shares of common stock with an estimated total grant date fair value of $1.2 million and $0.9 million. Based on the Company’s historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 10% for its options for all periods disclosed. Accordingly, for the years ended December 31, 2012 and 2011, the Company estimated that the stock-based compensation for the awards not expected to vest was $0.2 million and $0.3 million, respectively.

As of December 31, 2012 and 2011, the unrecorded deferred stock-based compensation balances related to stock options were $1.3 million and $1.4 million, respectively, and will be recognized over an estimated weighted-average amortization period of 2.2 years and 2.5 years, respectively.

Fair Value Assumptions

The fair value of each option grant is estimated using the Black-Scholes valuation model on the date of grant and the graded-vesting method with the following weighted-average assumptions:

	Year ended December 31,
Stock Options	2012	2011	2010
Risk-free interest rate	0.7%	0.9%	2.0%
Expected term (years)	5	5	5
Expected dividends	0.0%	0.0%	0.0%
Volatility	90.9%	89.7%	87.8%

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

The following is a summary of activity under the Company’s stock option plans for the indicated periods:

	Number of shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2009	7,406,285	$0.74	4.93	$296

Granted	5,424,374	0.37
Exercised	(84,193)	0.24
Forfeited	(325,804)	0.34
Expired	(3,485,199)	1.08

Outstanding at December 31, 2010	8,935,463	0.40	8.79	211

Granted	2,955,000	0.44
Exercised	(150,000)	0.38
Forfeited	(455,000)	0.33
Expired	(281,500)	0.70

Outstanding at December 31, 2011	11,003,963	0.41	8.11	861

Granted	4,047,500	0.42
Exercised	—	0.00
Forfeited	(784,223)	0.37
Expired	(901,718)	0.38

Outstanding at December 31, 2012	13,365,522	$0.42	7.69	$156

Options vested and expected to vest at December 31, 2012	12,923,912	$0.42	7.64	$156
Options exercisable at December 31, 2012	7,752,944	$0.42	7.02	$150

At December 31, 2012, the Company had 5,614,796 shares of common stock available for grant under its 2007 Plan. The weighted average grant date fair value of options granted during the years ended December 31, 2012, 2011 and 2010 were $0.29, $0.31 and $0.25, respectively. The total intrinsic value of options exercised during the year ended December 31, 2011 and 2010 were $24,000 and $13,000, respectively. No options were exercised during the year ended December 31, 2012.

At December 31, 2011 and 2010 options to purchase 4,718,014 and 2,889,719 shares of common stock were exercisable at weighted-average exercise prices of $0.43 and $0.52, per share, respectively.

12. Legal Proceedings

The Company is subject to various claims and legal actions during the ordinary course of its business. On November 30, 2009, a patent interference was declared before the Board of Patent Appeals and Interferences on certain U.S. patents covering AzaSite. Regents of the University of California, or University, assert that the inventions contained in these patents were made by a former employee of the University alone, and without collaboration with us. They are asserting that they own those inventions, and that they are entitled to an award of priority of invention and a judgment that the inventions are not patentable to us. On November 25, 2011, the U.S. Patent and Trademark Office, or USPTO, entered judgment against the University. On December 23, 2011, the University filed a Notice of Appeal to the Court of Appeals for the Federal Circuit in Washington, D.C., and on January 4, 2012, we filed a Notice of Cross-Appeal. Oral arguments took place in November 2012 and no decision has yet been rendered. We continue to believe the University’s assertions are without merit and we will continue to vigorously defend our position.

The Company received a Notice Letter that Sandoz, Inc. or Sandoz, has filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution, or the Sandoz Product, prior to the expiration of the five U.S. patents listed in the Orange Books for AzaSite, which include four of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Sandoz ANDA filing, Sandoz alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed upon by the Sandoz Product. On May 26, 2011, we, Merck and Pfizer filed a patent infringement lawsuit against Sandoz and related entities. The plaintiff companies have agreed that Merck will take the lead in prosecuting this lawsuit. The filing of this lawsuit triggered an automatic stay, or bar, of the FDA’s approval of the ANDA for up to 30 months or until a final district court decision of the infringement lawsuit, whichever comes first. We and the other plaintiffs intend to vigorously enforce our patent rights relating to AzaSite and vigorously contest any Sandoz assertions that these patents are invalid or unenforceable.

On January 3, 2013, Janel Joseph and Mitchell Joseph III filed a complaint in circuit court in Fayette County, Kentucky against Bausch & Lomb and the Company alleging that Janel Joseph was injured when her physician treated her with the Bausch & Lomb product Besivance following a photorefractive keratectomy. The plaintiffs allege that the use was off-label but nonetheless marketed by the defendants. Ms. Joseph alleges loss of vision and Mr. Joseph, her husband, alleges loss of consortium. On February 1, 2013, Bausch & Lomb removed the case to the United States District Court for the Eastern District of Kentucky. On February 8. 2013, the defendants filed answers denying the allegations. There have been no further proceedings. The plaintiffs to date have not made a specific claim for damages.

There are currently no other claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

13. Quarterly Results (Unaudited)

The following table is a summary of the quarterly results of operations for the years ended December 31, 2012 and 2011. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The Company’s operating results for any quarter are not necessarily indicative of results for any future period.

(In thousands, except per share amounts)	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$2,273	$1,816	$12,139	$5,413
Cost of revenues	265	186	313	298
Gross profit	2,008	1,630	11,826	5,115
Income (loss) from operations	(3,412)	(4,513)	7,603	(359)
Net income (loss)	(4,847)	(6,754)	5,142	(1,818)
—basic	$(0.04)	$(0.05)	$0.04	$(0.01)
—diluted	$(0.04)	$(0.05)	$0.04	$(0.01)

(In thousands, except per share amounts)	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$3,110	$3,069	$6,613	$3,131
Cost of revenues	577	368	343	629
Gross profit	2,533	2,701	6,270	2,502
Income (loss) from operations	124	(212)	2,695	(1,583)
Net income (loss)	(2,440)	(2,773)	1,511	(3,240)
—basic	$(0.03)	$(0.03)	$0.01	$(0.02)
—diluted	$(0.03)	$(0.03)	$0.01	$(0.02)

14. Subsequent Events

The Company evaluated subsequent events through the date on which the financial statements were issued, and has determined that there are no subsequent events that require adjustments or disclosure to the financial statements for the year ended December 31, 2012.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment using those criteria, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Exchange act Rule 13a-15(f)) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On July 26, 2012, in connection with Merck entering into a supply agreement with a third-party supplier of azithromycin, Merck and the Company terminated the Supply Agreement.

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

The information required by this Item will appear under the headings labeled “Director Compensation for 2012,” “Compensation, Discussion and Analysis,” “Compensation of Named Executive Officers,” “Summary Compensation Table for 2010,” “Grants of Plan Based Awards in 2012,” “Outstanding Equity Awards at Fiscal 2012 Year End,” “ Option Exercises and Stock Vested in 2012,” “Non-Qualified Deferred Compensation for 2012,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our Proxy Statement and such required information is incorporated herein by reference.

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

Independent Auditor Fees

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

(3) Exhibits{PRIVATE}

The information required under this Item appears under the heading “Exhibit Index” of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2013

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

Name	Capacity	Date

/S/ TIMOTHY RUANE Timothy Ruane	Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2013

/S/ LOUIS DRAPEAU Louis Drapeau	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2013

/S/ BRIAN LEVY Brian Levy, O.D. M.Sc.	Director	March 26, 2013

/S/ TIMOTHY MCINERNEY Timothy McInerney	Chairman of Board, Director	March 26, 2013

/S/ ROBERT O’HOLLA Robert O’Holla	Director	March 26, 2013

/S/ CRAIG A. TOOMAN Craig A. Tooman	Director	March 26, 2013

/S/ ANTHONY J. YOST Anthony J. Yost	Director	March 26, 2013

EXHIBIT INDEX

Number	Exhibit Table

3.1[1]	Restated Certificate of Incorporation as filed with the Delaware Secretary of State on October 25, 1993.

3.2[2]	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 11, 1997.

3.3[2]	Certificate of Correction of the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 26, 1997.

3.4[3]	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock as filed with the Delaware Secretary of State on July 3, 2002.

3.5[4]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on June 3, 1994.

3.6[5]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on July 20, 2000.

3.7[5]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on June 1, 2004.

3.8[6]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on October 23, 2006

3.9[7]	Amended Bylaws, as amended on December 14, 2011.

4.1	Reference is made to Exhibits 3.1 through 3.9.

10.1[8]	InSite Vision Incorporated Amended and Restated Employee Stock Purchase Plan adopted October 15, 2007.

10.29HH	InSite Vision Incorporated 1994 Stock Option Plan (Amended and Restated as of June 8, 1998).

10.38HH	InSite Vision Incorporated 2007 Performance Incentive Plan.

10.48HH	Form of Nonqualified Stock Option Agreement (2007).

10.58HH	Form of Incentive Stock Option Agreement (2007).

10.610HH	Form of Indemnification Agreement between the Company and its directors and officers.

10.711HH	Form of Employee’s Proprietary Information and Inventions Agreement.

10.8[1][2]	Facilities Lease, dated September 1, 1996, between the Registrant and Alameda Real Estate Investments.

10.9[1][3]	Amendment No. 1 to Marina Village Office Tech Lease, dated July 20, 2001 and effective January 1, 2002.

10.10[5]	Amendment No. 3 to Marina Village Office Tech Lease, dated November 28, 2006.

10.11[14]H	Exclusive License Agreement, dated as of February 15, 2007, by and between the Company and Pfizer, Inc. and Pfizer Products, Inc.

10.12[14]H	License Agreement, dated as of February 15, 2007, by and between the Company and Inspire Pharmaceuticals, Inc.

10.13[14]H	Trademark License Agreement, dated as of February 15, 2007, by and between the Company and Inspire Pharmaceuticals, Inc.

10.14[15]H	First Amendment to License Agreement, dated as of August 9, 2012, by and between the Company and Inspire Pharmaceuticals, Inc.

Number	Exhibit Table

10.15[16]	Purchase and Sale Agreement, dated as of February 21, 2008, by and between Azithromycin Royalty Sub LLC and the Company.

10.16[16]	Note Purchase Agreement, dated as of February 21, 2008, by and among Azithromycin Royalty Sub LLC, the Company and the purchasers named therein.

10.17[16]	Indenture, dated as of February 21, 2008, by and between Azithromycin Royalty Sub LLC and U.S. Bank National Association.

10.18[16]	Pledge and Security Agreement made by the Company to U.S. Bank National Association, as Trustee, dated February 21, 2008.

10.19[16]	Residual License Agreement by and between Azithromycin Royalty Sub LLC and the Company dated February 21, 2008.

10.2017HH	InSite Vision Incorporated Annual Bonus Plan.

10.2118HH	InSite Vision Incorporated Severance Plan.

10.22[19]HH	Offer letter, by and between the Company and Louis Drapeau, dated October 31, 2008.

10.23[20]HH	Offer letter, by and between the Company and Timothy Ruane, dated December 1, 2010.

10.24[21]	Form of Securities Purchase Agreement, dated July 12, 2011.

10.25[21]	Form of Common Stock Warrant issued pursuant to Securities Purchase Agreement, dated July 12, 2011.

10.25[22]	Option Cancellation Agreement, by and between the Company and Timothy Ruane, dated December 27, 2012.

21.1	List of Subsidiaries.

23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm.

24.1	Reference is hereby made to the Power of Attorney included on the signature page to this Annual Report on Form 10-K.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from InSite Vision, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

1.	Incorporated by reference to exhibits in the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.
2.	Incorporated by reference to exhibits in the Company’s Registration Statement on Form S-3 (Registration No. 333-36673) as filed with the Securities and Exchange Commission on September 29, 1997.
3.

Incorporated by reference to an exhibit in Amendment No. 1 the Company’s Registration Statement on Form S-1 (Registration No. 33-68024) as filed with the Securities and Exchange Commission on September 16, 1993.

4.	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-3 (file Number 333-126084) as filed with the Securities and Exchange Commission on June 23, 2005.
5.	Incorporated by reference to an exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
6.	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
7.	Incorporated by reference to an exhibit in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2011.
8.	Incorporated by reference to an exhibit in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2007.
9.	Incorporated by reference to exhibits to the Company’s Registration Statement on Form S-8 (Registration No. 333-60057) as filed with the Securities and Exchange Commission on July 28, 1998.
10.	Incorporated by reference to an exhibit in the Company’s Registration Statement on Form S-1 (Registration No. 33-68024) as filed with the Securities and Exchange Commission on August 27, 1993.
11.	Incorporated by reference to an exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.
12.	Incorporated by reference to an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.
13.	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
14.	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
15.	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
16.	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
17.	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
18.	Incorporated by reference to an exhibit in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2009.
19.	Incorporated by reference to an exhibit in the Company’s Amendment No. 1 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2009.
20.	Incorporated by reference to an exhibit in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2010.
21.	Incorporated by reference to an exhibit in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2011.
22.	Incorporated by reference to an exhibit in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2012.
H	Confidential treatment has been granted with respect to certain portions of this agreement.
HH	Management contract or compensatory plan.