Form 10-Q
period 2013-03-31
INSITE VISION INC
filed 2013-05-09
CIK 802724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 2, 2013
Common Stock, $0.01 par value per share	131,951,033 shares

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2013

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

InSite Vision Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share data)	March 31, 2013	December 31, 2012
	(UNAUDITED)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$1,469	$1,323
Short-term investments	3,000	7,999
Accounts receivable	5,160	5,250
Prepaid expenses and other current assets	293	144

Total current assets	9,922	14,716
Property and equipment, net	369	377
Debt issuance costs, net	2,562	2,666

Total assets	$12,853	$17,759

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$965	$677
Accrued liabilities	1,019	1,535
Accrued compensation and related expense	557	1,134
Accrued royalties	933	1,104
Accrued interest	990	1,038
Non-recourse secured notes payable, current	8,227	10,395
Warrant liability	2,402	2,257

Total current liabilities	15,093	18,140
Non-recourse secured notes payable	41,284	41,488

Total liabilities	56,377	59,628

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized; 131,951,033 shares issued and outstanding at March 31, 2013 and December 31, 2012	1,320	1,320
Additional paid-in capital	164,881	164,615
Accumulated deficit	(209,725)	(207,804)

Total stockholders’ deficit	(43,524)	(41,869)

Total liabilities and stockholders’ deficit	$12,853	$17,759

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2012.

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2013	2012
Revenues:
Royalties	$5,260	$2,273

Total revenues	5,260	2,273

Expenses:
Research and development	3,367	4,017
General and administrative	1,453	1,403
Cost of revenues, principally royalties to third parties	85	265

Total expenses	4,905	5,685

Income (loss) from operations	355	(3,412)
Interest expense and other, net	(2,131)	(2,454)
Change in fair value of warrant liability	(145)	1,019

Net loss	$(1,921)	$(4,847)

Net loss per share:
Loss per share—basic	$(0.01)	$(0.04)

Loss per share—diluted	$(0.01)	$(0.04)

Weighted average shares used in per-share calculation:
—Basic	131,951	131,951

—Diluted	131,951	131,951

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(in thousands)	2013	2012
OPERATING ACTIVITIES:
Net loss	$(1,921)	$(4,847)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26	26
Amortization of debt issuance costs	104	104
Stock-based compensation	266	212
Change in fair value of warrant liability	145	(1,019)
Changes in operating assets and liabilities:
Accounts receivable	90	410
Prepaid expenses and other current assets	(149)	(182)
Accounts payable	288	746
Accrued liabilities	(516)	535
Accrued compensation and related expense	(577)	(525)
Accrued royalties	(171)	(2)
Accrued interest	(48)	433

Net cash used in operating activities	(2,463)	(4,109)

INVESTING ACTIVITIES:
Purchase of property and equipment	(18)	(6)
Decrease in short-term investments	4,999	5,003

Net cash provided by investing activities	4,981	4,997

FINANCING ACTIVITIES:
Payment of secured notes payable	(2,372)	—

Net cash used in financing activities	(2,372)	—

Net increase in cash and cash equivalents	146	888
Cash and cash equivalents at beginning of period	1,323	1,900

Cash and cash equivalents at end of period	$1,469	$2,788

Supplemental disclosure of cash flow information:
Interest received	$1	$2

Interest paid	$2,075	$1,918

Income taxes	$1	$1

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Notes to Condensed Consolidated Financial Statements

March 31, 2013

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for any future period.

The Company operates in one segment using one measure of profitability to manage its business. All of the Company’s long-lived assets are located in the United States. Revenues are primarily royalties from the North American license (as amended, the “Merck License”) of AzaSite to Merck & Co. (“Merck”) and royalties of Besivance from Bausch & Lomb. For the fiscal year ended September 30, 2012, the Company received $17 million in minimum royalties from Merck. For the fiscal year ended September 30, 2013, the Company expects to receive $19 million in minimum royalties from Merck.

These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Use of Estimates

The preparation of financial statements requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Short-Term Investments

The Company’s investment policy is to limit the risk of principal loss of invested funds by generally attempting to limit market risk. Accordingly, as of March 31, 2013, the Company’s short-term investments of $3.0 million were invested in U.S. Treasury securities with original maturities of twelve months or less. They are classified as trading securities principally bought and held for the purpose of selling them in the near term with unrealized gains and losses included in earnings. As of March 31, 2013, the unrealized gain on these short-term investments was insignificant.

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

At March 31, 2013, $4.2 million of the Company’s cash and cash equivalents and short-term investments consisted of Level 1 U.S. Treasury-backed money market funds that are measured at fair value on a recurring basis.

The Company has debt in the form of non-recourse, secured notes payable with a fixed interest rate, which constitute $49.5 million of Level 2 borrowings outstanding at March 31, 2013, measured at fair value on a nonrecurring basis, with an interest rate of 16%. At March 31, 2013, the Company’s debt was reflected in the accompanying unaudited condensed consolidated financial statements at face value. Due to a decline in, and uncertainty of, AzaSite earned royalty revenues, it is reasonably possible that the fair value of the debt has declined. The decline in value of debt is not reasonably determinable at this time.

As discussed above, the fair value of the warrant liability, determined using Level 3 criteria, was initially recorded on the grant date and remeasured at March 31, 2013 using the Black-Scholes Model, which requires inputs such as the remaining term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop.

The fair value of the warrant liability was estimated using the following assumptions, as determined in accordance with the terms of the warrant agreements, at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Risk-free interest rate	0.4%	0.4%
Remaining term (years)	3.3	3.5
Expected dividends	0.0%	0.0%
Volatility	108.7%	100.0%

The expected dividend yield was set at zero because the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility was based on the historical volatility of the Company’s common stock and was equal to the greater of 100% or the 30-day volatility rate. The risk-free interest rates were taken from the Daily Federal Yield Curve Rates as published by the Federal Reserve and represent the yields on actively traded U.S. Treasury securities for a term equal to the remaining term of the warrants.

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2013 (in thousands):

Balance at December 31, 2012	$2,257
Net increase in fair value of warrant liability on remeasurement	145

Balance at March 31, 2013	$2,402

The net increase in the estimated fair value of the warrant liability was recognized as income under “Change in fair value of warrant liability” in the Condensed Consolidated Statements of Operations.

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

The effect of recording stock-based compensation for the three months ended March 31, 2013 and 2012 was as follows (in thousands):

	Three months ended
	March 31,
	2013	2012
Stock-based compensation expense by type of award:
Employee stock options	$266	$195
Scientific Advisory Board stock options	—	17

Total stock-based compensation expense	$266	$212

Stock-based compensation included in expense line items in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 was as follows (in thousands):

	Three months ended
	March 31,
	2013	2012
Research and development	$90	$62
General and administrative	176	150

	$266	$212

During the three months ended March 31, 2013 and 2012, the Company granted options to purchase 3,056,874 and 2,010,000 shares of common stock, respectively, with an estimated total grant date fair value of $683,000 and $693,000, respectively. Based on the Company’s historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 10% for its options for all periods disclosed. Accordingly, for the quarters ended March 31, 2013 and 2012, the Company estimated that the stock-based compensation for the awards not expected to vest was $373,000 and $337,000, respectively.

As of March 31, 2013, unrecorded deferred stock-based compensation balance related to stock options was $1.7 million and will be recognized over an estimated weighted-average amortization period of 2.6 years.

Valuation assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model using the graded-vesting method with the following weighted-average assumptions:

	Three months ended March 31,
Stock Options	2013	2012
Risk-free interest rate	0.8%	0.8%
Expected term (years)	5	5
Expected dividends	0.0%	0.0%
Volatility	90.1%	90.6%

The expected dividend yield was set at zero because the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility was based on the historical volatility of the Company’s common stock and the expected moderation in future volatility over the period commensurate with the expected life of the options and other factors. The risk-free interest rates were taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded U.S. Treasury securities for terms equal to the expected term of the options. The expected term calculation was based on the terms utilized by the Company’s peers, observed historical option exercise behavior and post-vesting forfeitures of options by the Company’s employees.

The following is a summary of activity for the indicated periods:

	Number of shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	13,365,522	$0.42
Granted	3,056,874	0.32
Exercised	—	0.00
Forfeited	—	0.00
Expired	(28,433)	0.81

Outstanding at March 31, 2013	16,393,963	$0.40	7.72	$156

Options vested and expected to vest at March 31, 2013	15,590,876	$0.40	7.66	$156
Options exercisable at March 31, 2013	8,836,615	$0.42	6.95	$155

At March 31, 2013, the Company had 5,225,375 shares of common stock available for grant or issuance under its 2007 Plan. The weighted average grant date fair value of options granted during the three months ended March 31, 2013 and 2012 was $0.22 and $0.34 per share, respectively. No options were exercised during the three months ended March 31, 2013 and 2012.

Note 3. Net Loss per Share

Basic net loss per share has been computed using the weighted-average number of common shares outstanding during the period. Dilutive net loss per share was computed using the sum of the weighted average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options and warrants. Potentially dilutive securities have been excluded from the computation of diluted net loss per share in 2013 and 2012 as their inclusion would be antidilutive. For the three months ended March 31, 2013 and 2012, 31,185,339 and 27,625,339 options and warrants, respectively, were excluded from the calculation of diluted net loss per share because the effect was anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended
	March 31,
(in thousands, except per share data)	2013	2012
Numerator:
Net loss	$(1,921)	$(4,847)

Denominator:
Weighted-average shares outstanding	131,951	131,951
Effect of dilutive securities:
Stock options	—	—

Weighted-average shares outstanding for diluted loss per share	131,951	131,951

Net loss per share:
Basic	$(0.01)	$(0.04)

Diluted	$(0.01)	$(0.04)

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

As discussed in Note 1, the warrants issued in July 2011 include a provision that provides the warrant holders with an option to require the Company (or its successor) to purchase the warrants for cash in an amount equal to the Black-Scholes value in the event of a “Fundamental Transaction” (as defined in the warrant agreements). Accordingly, the fair value of the warrants at the issuance date was estimated using the Black-Scholes Model, as determined in accordance with the terms of the warrant agreements, and the Company recorded a warrant liability of $6.4 million in July 2011 and remeasured to $2.3 million at December 31, 2012. The Company remeasured the warrant liability to $2.4 million at March 31, 2013 and recorded an increase to the warrant liability of approximately $0.1 million, which was recognized as expense in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2013. Additional disclosures regarding the assumptions used in calculating the fair value of the warrant liability are included in Note 1.

Note 5. Common Stock Warrants

The following table shows outstanding warrants as of March 31, 2013, all of which were issued in the July 2011 private placement financing transaction. All of the outstanding warrants have cashless exercise provisions in the event the registration statement registering the resale of the shares of common stock issuable upon exercise of the warrants is not effective or the prospectus forming a part of the registration statement is not current. All warrants are exercisable for common stock.

Date Issued	Warrant Shares	Exercise Price	Expiration Date	Potential Proceeds if Exercised for Cash
July 18, 2011	14,791,376	$0.75	July 18, 2016	$11,093,532

Note 6. Subsequent Events

On April 2, 2013, the Company sold its rights to royalty payments relating to sales of Besivance, beginning on January 1, 2013, for $15 million at closing, with an additional $1 million payable in February 2014 if certain Besivance sales targets are met. Under the terms of the agreement, the Company may receive a portion of future royalty payments from sales of Besivance after the purchasers have received royalty payments exceeding the total purchase price. In addition, the right to the full royalty payments from sales of Besivance will be returned to the Company after the purchasers have received royalty payments of 2.75 times the total purchase price. Patent protection for Besivance in the United States expires in 2021.

The Company evaluated subsequent events through the date on which the financial statements were issued and determined that there were no other subsequent events that required adjustments or disclosures to the financial statements for the quarter ended March 31, 2013.

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

•

Besivance® (besifloxacin ophthalmic suspension) 0.6% is a DuraSite formulation of besifloxacin, a broad spectrum ocular antibiotic approved by the FDA in May 2009 to treat bacterial conjunctivitis (pink eye). An advantage of Besivance is a faster rate of resolution of the infection that may reduce the duration of the illness and reduce the chances of infecting others. Besivance was developed by Bausch + Lomb Incorporated (Bausch & Lomb) and launched in the United States in the second half of 2009. In 2011, Besivance was launched internationally in select countries. Until its sale in April 2013, we received a middle single-digit royalty on net sales of Besivance globally. In April 2013, we sold the royalty payments on sales of Besivance, beginning on January 1, 2013, for $15 million at closing, with an additional $1 million payable in February 2014 if certain Besivance sales targets are met. Under the terms of the agreement, if the purchaser receives specified levels of total cash from the Besivance royalty, the royalty would be returned to us in whole or in part. Patent protection for Besivance in the United States expires in 2021.

•

AzaSite PlusTM (ISV-502) is a fixed combination of azithromycin and dexamethasone in DuraSite for the treatment of ocular inflammation and infection (blepharitis and/or blepharoconjunctivitis) for which there is no FDA approved indicated treatment. We completed a Phase 3 trial in November 2008 for the treatment of blepharoconjunctivitis and AzaSite Plus was very well tolerated. Although efficacious, the trial did not achieve its primary clinical endpoint as defined by the previous protocol. We discussed the results of this trial with the FDA and determined a new development plan for this product candidate. In May 2011, we reached an agreement with the FDA on a Special Protocol Assessment (SPA) for the design of a Phase 3 clinical trial of AzaSite Plus in patients with blepharitis. An SPA is a written agreement with the FDA that the study design and planned analysis of the sponsor’s Phase 3 clinical trial adequately addresses the objectives necessary to support a regulatory submission. In November 2011, we initiated a new Phase 3 clinical trial for this product candidate in blepharitis and completed patient enrollment in the clinical trial in September 2012. This study enrolled more than 900 patients and we expect to receive top-line data in the second or third quarter of 2013.

•

DexaSiteTM (ISV-305) is a DuraSite formulation of dexamethasone in development for the treatment of ocular inflammation. DexaSite is included in the Phase 3 clinical trial SPA for AzaSite Plus. In November 2011, we initiated a Phase 3 clinical trial for this product candidate in blepharitis and completed patient enrollment in the clinical trial in September 2012. This study enrolled more than 900 patients and we expect to receive top-line data in the second or third quarter of 2013.

•

BromSiteTM (ISV-303) is a DuraSite formulation of bromfenac in development for the treatment of post-operative inflammation and eye pain. We initiated a Phase 1/2 clinical trial for this product candidate in August 2010 and we received positive top-line results from this study in the first quarter of 2011, which demonstrated the efficacy and safety of BromSite. In the third quarter of 2011, we completed an additional Phase 2 clinical trial to investigate the pharmacokinetics (PK) of BromSite in humans. We received positive top-line results that showed that the mean concentration of bromfenac in the aqueous humor of patients using BromSite was more than double compared to the currently available bromfenac eye product. In July 2012, we initiated a Phase 3 clinical trial for this product candidate and completed patient enrollment in November 2012. In March 2013, we received positive top-line results from the first Phase 3 clinical trial of BromSite demonstrating statistically significant superiority (p < 0.001) compared to vehicle in alleviating ocular pain and inflammation among patients following cataract surgery. The BromSite Phase 3 clinical trial enrolled 268 patients undergoing cataract surgery in a two-arm trial designed to evaluate the efficacy and safety of BromSite against the DuraSite vehicle alone. We plan to initiate the second Phase 3 clinical trial for this product candidate in the second quarter of 2013.

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

Business Strategy.

Our business strategy consists of the following:

1.	Develop our pipeline of ocular product candidates. We seek to identify new product candidates from proven drugs that can be improved by formulation in DuraSite, which can substantially reduce the clinical risk involved in these product candidates. As appropriate, we plan to conduct preclinical and clinical testing of our product candidates.

2.	Partner our product candidates. When we deem it appropriate, we seek to partner with larger pharmaceutical companies to manufacture and market our products. Partnering agreements generally include upfront and milestone payments, as well as on-going royalty payments upon commercialization, payable to us.

Major Developments

Our major developments and events in 2013 included:

•	In March 2013, we completed the BromSite Phase 3 clinical trial with 268 patients enrolled and received positive top-line results; and

•

In April 2013, we sold our rights to royalty payments relating to sales of Besivance, beginning on January 1, 2013, for $15 million at closing, with an additional $1 million payable in February 2014 if certain Besivance sales targets are met.

Results of Operations

Revenues.

Our revenues for the three months ended March 31, 2013 and 2012 were:

Revenues

(in millions)

	Three months ended
	March 31,
	2013	2012
AzaSite royalties	$4.8	$1.9
Besivance royalties	0.5	0.4

Total	$5.3	$2.3

For the three months ended March 31, 2013 and 2012, AzaSite royalties included $1.4 million and $1.9 million, respectively, of royalties based on net sales. For the three months ended March 31, 2013, AzaSite royalties also included an additional $3.4 million minimum royalty true-up payment from Merck. The increase in royalties was driven by the quarterly pro-rata share of the required $19 million minimum royalty for the fiscal year ended September 30, 2013, the measurement period pursuant to the terms of the Merck License. Merck’s obligation to make minimum royalty payments terminates in September 2013 and also may be suspended upon the occurrence of certain events, such as a requirement by the FDA or other governmental agency to suspend the marketing of AzaSite or withdraw it from the market in the United States. In addition, a decline in net sales of AzaSite by Merck further increased the minimum royalty true-up payment. Earned AzaSite royalties declined by 29% compared to the same period in 2012. The increase in Besivance royalties in 2013 was driven by an increase in net sales of Besivance by Bausch + Lomb. In April 2013, we sold the royalty payments on sales of Besivance, beginning on January 1, 2013, for $15 million at closing, with an additional $1 million payable in February 2014 if certain Besivance sales targets are met. Under the terms of the agreement, if the purchaser receives specified levels of total cash from the Besivance royalty, the royalty would be returned to us in whole or in part. Patent protection for Besivance in the United States expires in 2021.

Research and development expenses.

Our research and development (R&D) expenses for the three months ended March 31, 2013 and 2012 were:

R&D Cost by Program

(in millions)

	Three months ended
	March 31,
Program	2013	2012
AzaSite Plus/DexaSite	$0.8	$2.1
BromSite	0.9	0.4
New products and other	—	0.1
Programs—non-specific	1.7	1.4

Total	$3.4	$4.0

For the three months ended March 31, 2013, our AzaSite Plus/DexaSite program expenses were primarily related to costs for our Phase 3 clinical trial. We completed patient enrollment for the AzaSite Plus/DexaSite clinical trial in September 2012 and enrolled more than 900 patients. Our BromSite program expenses were primarily related to the costs for our Phase 3 clinical trial. We completed patient enrollment in November 2012 with 268 patients and received positive top-line results in March 2013. Non-specific program costs, which comprised facility, internal personnel and stock-based compensation costs that are not allocated to a specific development program, increased primarily due to an increase in headcount as a result of the Phase 3 clinical trials for AzaSite Plus/DexaSite and the Phase 3 clinical trial for BromSite. In addition, we expect to incur additional R&D expense to develop new product candidates.

For the three months ended March 31, 2012, our AzaSite Plus/DexaSite program expenses were primarily related to costs for our Phase 3 clinical trial. Our BromSite program expenses were primarily related to costs to prepare for our Phase 3 clinical trial. Non-specific program costs, which comprised facility, internal personnel and stock-based compensation costs that are not allocated to a specific development program.

General and administrative expenses.

General and administrative expenses for the three months ended March 31, 2013 and 2012 were $1.5 million and $1.4 million, respectively.

Cost of revenues.

Cost of revenues for the three months ended March 31, 2013 and 2012 were $0.1 million and $0.3 million, respectively. Cost of revenues in 2012 consisted of royalties to Pfizer and another third party. In 2013, we were not required to pay royalties to the other third party, which resulted in lower cost of revenues. The decline in cost of revenues was caused by a decline in net sales of AzaSite.

Interest expense and other, net.

Interest expense and other, net, for the three months ended March 31, 2013 and 2012 was an expense of $2.1 million and $2.5 million, respectively. Interest expense included interest expense on the non-recourse notes issued in February 2008 and related amortization of the debt issuance costs incurred from our issuance of the notes. Interest expense decreased in 2013 as a result of payments of principal on the notes.

Change in fair value of warrant liability.

Change in fair value of warrant liability was expense of $0.1 million and income of $1.0 million, respectively, for the three months ended March 31, 2013 and 2012. The expense and income was primarily driven by an increase and a decrease, respectively, in our stock price, which directly impact the fair value of our warrant liability.

Liquidity and Capital Resources

In recent years, we have financed our operations primarily through private placements, debt financings and payments from corporate collaborations. At March 31, 2013, our cash and cash equivalents and short-term investments were $1.5 million and $3.0 million, respectively. It is our policy to invest our cash and cash equivalents and short-term investments in highly liquid securities, such as interest-bearing money market funds, treasury and federal agency notes. The current uncertain credit markets may affect the liquidity of such money market funds or other cash investments.

Net cash used in operating activities was $2.5 million and $4.1 million for the three months ended March 31, 2013 and 2012, respectively. In 2013 and 2012, we incurred $1.7 million and $2.5 million, respectively, in direct costs related to our Phase 3 clinical trials for AzaSite/DexaSite and BromSite.

Net cash provided by investing activities was $5.0 million for the three months ended March 31, 2013 and 2012. In 2013 and 2012, we converted short-term investments to cash and cash equivalents.

Net cash used in financing activities for the three months ended March 31, 2013 reflected the principal payments of $2.4 million on our notes. For the three months ended March 31, 2012, we undertook no financing activities.

In April 2013, we sold the royalty payments on sales of Besivance, beginning on January 1, 2013, for $15 million at closing, with an additional $1 million payable in February 2014 if certain Besivance sales targets are met. Under the terms of the agreement, if the purchaser receives specified levels of total cash from the Besivance royalty, the royalty would be returned to us in whole or in part. Patent protection for Besivance in the United States expires in 2021.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have debt in the form of non-recourse, secured notes payable with fixed interest rates. As a result, our exposure to market risk caused by fluctuations in interest rates is minimal. We had $49.5 million in borrowings outstanding as of March 31, 2013, with a fixed interest rate of 16%. If the market interest rates increase by 10% from the March 31, 2013 levels, it would not result in an increase in interest expense. At March 31, 2013, the Company’s debt was reflected in the accompanying unaudited condensed consolidated financial statements at face value. Due to a decline in, and uncertainty of, AzaSite earned royalty revenues, it is reasonably possible that the fair value of the debt has declined. The decline in value of debt is not reasonably determinable at this time.

The securities in our investment portfolio are not leveraged and are subject to minimal interest rate risk. Due to their original maturities of twelve months or less, the securities are classified as cash and cash equivalents or short-term investments. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio. While a hypothetical decrease in market interest rates by 10% from the March 31, 2013 levels would cause a decrease in interest income, it would not likely result in loss of principal.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is subject to various claims and legal actions during the ordinary course of its business. On November 30, 2009, a patent interference was declared before the Board of Patent Appeals and Interferences on certain U.S. patents covering AzaSite. Regents of the University of California, or University, asserted that the inventions contained in these patents were made by a former employee of the University alone, and without collaboration with us. They asserted that they owned those inventions, and that they were entitled to an award of priority of invention and a judgment that the inventions were not patentable to us. On November 25, 2011, the U.S. Patent and Trademark Office, or USPTO, entered judgment against the University. On December 23, 2011, the University filed a Notice of Appeal to the Court of Appeals for the Federal Circuit in Washington, D.C., and on January 4, 2012, we filed a Notice of Cross-Appeal. Oral arguments took place in November 2012 and on March 25, 2013, the U.S. Court of Appeals affirmed the prior ruling of the USPTO and rendered a decision in our favor. On April 26, 2013, opposing counsel informed our Company that the University will not be seeking relief from the appellate court’s decision. The time period for the University to further appeal this decision has lapsed.

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

On January 3, 2013, Janel Joseph and Mitchell Joseph III filed a complaint in circuit court in Fayette County, Kentucky against Bausch & Lomb and the Company alleging that Janel Joseph was injured when her physician treated her with the Bausch & Lomb product Besivance following a photorefractive keratectomy. The plaintiffs allege that the use was off-label but nonetheless marketed by the defendants. Ms. Joseph alleges loss of vision and Mr. Joseph, her husband, alleges loss of consortium. On February 1, 2013, Bausch & Lomb removed the case to the United States District Court for the Eastern District of Kentucky. On February 8, 2013, the defendants filed answers denying the allegations. There have been no further proceedings. The plaintiffs to date have not made a specific claim for damages.

There are currently no other claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

Item 1A.	Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in our annual report on Form 10-K for the year ended December 31, 2012.

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

Clinical trials are expensive, time-consuming and difficult to design, enroll and implement and there can never be any assurance that the results of such clinical trials will be favorable

Human clinical trials for our product candidates are very expensive and difficult to design, enroll and implement, in part because they are subject to rigorous regulatory requirements. A significant portion of our operating expenses in the quarter ended March 31, 2013 was incurred on our AzaSite Plus/DexaSite Phase 3 clinical trial and BromSite Phase 3 clinical trial. There can be no assurance that our AzaSite Plus/DexaSite Phase 3 clinical trial will meet its clinical endpoints as required by the FDA. The clinical trial process is also time-consuming. We may experience difficulties or delays in enrolling our clinical trials, which can delay the trials and our ability to obtain ultimate approval of our product candidates. In addition, we require various clinical materials to conduct our clinical trials and any unavailability or delay in our ability to obtain these materials may delay our trials, cause them to be more expensive or preclude us from completing these trials, which would harm our ability to obtain approval for our product candidates and therefore harm our business. We estimate that any particular clinical trial may take over a year to complete and will be very expensive. Furthermore, we could encounter problems that might cause us to abandon or repeat clinical trials resulting in additional expense, further delays and potentially preventing the completion of such trials. The commencement and completion of clinical trials may be delayed or terminated due to several factors, including, among others:

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

For example, results from our 2008 Phase 3 clinical trial of AzaSite Plus for the treatment of blepharoconjunctivitis showed improved clinical outcomes as compared to treatment with a corticosteroid or antibiotic alone in the reduction of inflammatory signs and symptoms and bacterial eradication, respectively. In addition, AzaSite Plus was very well tolerated. However, the trial did not achieve its primary clinical endpoint as defined by the protocol. We discussed the results of this trial with the FDA and determined a development plan for AzaSite Plus. We cannot assure you that our current Phase 3 clinical trial for AzaSite Plus and DexaSite for blepharitis, or our second Phase 3 clinical trial for BromSite, will meet the prescribed clinical endpoints as defined in the protocol for these studies or that we will ever achieve FDA approval for the commercialization of AzaSite Plus, DexaSite, or BromSite.

Our strategy for commercialization of our products requires us to enter into successful arrangements with corporate collaborators

We generally intend to enter into partnering and collaborative arrangements with respect to the commercialization of our product candidates, such as AzaSite Plus, DexaSite and BromSite. However, we cannot assure you that we will be able to enter into such arrangements or that they will be beneficial to us. The success of our partnering and collaboration arrangements will depend upon many factors, including, among others:

•	the progress and results of our preclinical and clinical testing and research and development programs;

•	the time and cost involved in obtaining regulatory approvals;

•	the market, or perceived market, for our product candidates;

•	our ability to negotiate favorable terms with potential collaborators;

•	the efforts and success of our collaborators in further developing or marketing the product;

•	our ability to prosecute, defend and enforce patent claims and other intellectual property rights;

•	the outcome of possible future legal actions; and

•	competing technological and market developments.

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

Our future success depends on our ability to engage third parties to assist us with the development of new products, new indications for existing products and the conduct of our clinical trials to achieve regulatory approval for commercialization and any failure or delay by those parties to fulfill their obligations could adversely affect our development and commercialization plans

For our business model to succeed, we must continually develop new products or discover new indications for our existing products. As part of that process, we rely on third parties such as clinical research organizations, clinical investigators and outside testing labs for development activities, such as Phase 2 and/or Phase 3 clinical testing, and to assist us in obtaining regulatory approvals for our product candidates. We rely heavily on these parties for successful execution of their responsibilities but have no control over how these parties manage their businesses and cannot assure you that such parties will diligently or effectively perform their activities. For example, the clinical investigators that are conducting our clinical trials, including our current Phase 3 clinical trial for AzaSite Plus and DexaSite and our second BromSite Phase 3 clinical trial, are not our employees and we anticipate that any future clinical trials of AzaSite Plus, DexaSite or BromSite will also be conducted by third parties. We are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocols, rules and regulations or in accordance with the general investigational plan and protocols for the trial as well as the various rules and regulations governing clinical trials in the United States and abroad. Any failure by those parties to perform their duties effectively, in compliance with clinical trial protocols, or on a timely basis, could delay or cause cancellation of our clinical trials, cause us to have to repeat the clinical trials, thereby increasing our expenses, harm our ability to develop and commercialize new products, harm our business and subject us to potential liabilities.

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

Our business depends upon our proprietary rights and we may not be able to protect, enforce, or secure our intellectual property rights adequately

Our success depends in large part on our ability to obtain patents, protect trade secrets, obtain and maintain rights to technology developed by others, and operate without infringing upon the proprietary rights of others. A substantial number of patents in the field of ophthalmology and genetics have been issued to pharmaceutical, biotechnology and biopharmaceutical companies. Moreover, competitors may have filed patent applications, may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with ours. We cannot assure you that patents will be granted on a timely basis, or at all, on any of our patent applications or that the scope of any of our issued patents will be sufficiently broad to offer meaningful protection. We may not be able to develop additional proprietary products that are patentable. Even if we receive patent issuances, those issued patents may not be able to provide us with adequate protection for our inventions or may be challenged by others.

A patent interference was declared before the Board of Patent Appeals and Interferences on certain U.S. patents covering AzaSite. Regents (Regents) of the University of California (University) asserted that the inventions contained in these patents were made by a former employee of the University alone, and without collaboration with us. They asserted that they owned those inventions, and that they were entitled to an award of priority of invention and a judgment that the inventions are not patentable to us. On November 25, 2011, the USPTO entered judgment against the University. On December 23, 2011, the University filed a Notice of Appeal to the Court of Appeals for the Federal Circuit in Washington, D.C., and on January 4, 2012, we filed a Notice of Cross-Appeal. We believed the University’s assertions were without merit and vigorously contested those assertions. Oral arguments took place in November 2012 and on March 26, 2013, the U.S. Court of Appeals affirmed the prior ruling of the USPTO and rendered a decision in our favor. On April 26, 2013, opposing counsel informed our Company that the University will not be seeking relief from the appellate court’s decision. The time period for the University to further appeal this decision has lapsed.

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

Management and principal stockholders may be able to exert significant control on matters requiring approval by our stockholders

As of March 31, 2013, our management and principal stockholders (those owning more than 5% of our outstanding shares) together beneficially owned approximately 53% of our shares of common stock. As a result, our management and principal stockholders, acting together or individually, may be able to exert significant control on matters requiring approval by our stockholders, including the election of all or at least a majority of our Board of Directors, the approval of amendments to our charter, and the approval of business combinations and certain financing transactions. In September 2008, a group of our stockholders prevailed in a proxy contest that resulted in the replacement of all members of our Board of Directors.

The market prices for securities of biopharmaceutical and biotechnology companies such as ours have been and are likely to continue to be highly volatile due to reasons that are related and unrelated to our operating performance and progress; we have not paid dividends in the past and do not anticipate doing so in the future

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances, the status of our relationships or proposed relationships with third-party collaborators, the results of testing and clinical trials, future sales of equity or debt securities by us, the exercise of outstanding options and warrants that could result in dilution to our current holders of common stock, developments in our patents or other proprietary rights or those of our competitors, our own or Merck’s failure to meet analyst expectations, any litigation regarding the same, technological innovations or new therapeutic products, governmental regulation, or public concern as to the safety of products developed by us or others and general market conditions concerning us, our competitors or other biopharmaceutical companies may have a significant effect on the market price of our common stock. For example, in the twelve months ended March 31, 2013, our closing stock price fluctuated from a high of $0.46 to a low of $0.27. Such fluctuations can lead to securities class action litigation and make it difficult to obtain financing. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

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

INSITE VISION INCORPORATED

Dated: May 9, 2013	by:	/s/ Louis Drapeau
Louis Drapeau
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Table

10.1**	Royalty Purchase Agreement, by and between SWK Funding LLC and Bess Royalty, L.P. and InSite Vision, dated as of April 2, 2013.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from InSite Vision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

**	Confidential treatment has been requested for portions of this agreement.