Form 10-Q
period 2013-06-30
INSITE VISION INC
filed 2013-08-14
CIK 802724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 12, 2013
Common Stock, $0.01 par value per share	131,951,033 shares

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

InSite Vision Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share data)	June 30, 2013	December 31, 2012
	(UNAUDITED)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$6,610	$1,323
Short-term investments	8,000	7,999
Accounts receivable	4,750	5,250
Prepaid expenses and other current assets	162	144

Total current assets	19,522	14,716

Property and equipment, net	355	377

Debt issuance costs, net	2,458	2,666

Total assets	$22,335	$17,759

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,196	$677
Accrued liabilities	576	1,535
Accrued compensation and related expense	818	1,134
Accrued royalties	938	1,104
Accrued interest	937	1,038
Non-recourse secured notes payable, current	5,536	10,395
Warrant liability	2,229	2,257

Total current liabilities	12,230	18,140
Non-recourse secured notes payable	41,301	41,488

Total liabilities	53,531	59,628

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized; 131,951,033 shares issued and outstanding at June 30, 2013 and December 31, 2012	1,320	1,320
Additional paid-in capital	165,093	164,615
Accumulated deficit	(197,609)	(207,804)

Total stockholders’ deficit	(31,196)	(41,869)

Total liabilities and stockholders’ deficit	$22,335	$17,759

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2012.

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012

Revenues:
Royalties	$4,750	$1,816	$10,010	$4,089
Sale of royalty rights, net	14,490	—	14,490	—

Total revenues	19,240	1,816	24,500	4,089

Expenses:
Research and development	3,477	4,780	6,844	8,797
General and administrative	1,624	1,363	3,077	2,766
Cost of revenues, principally royalties to third parties	167	186	252	451

Total expenses	5,268	6,329	10,173	12,014

Income (loss) from operations	13,972	(4,513)	14,327	(7,925)

Interest expense and other, net	(2,029)	(2,470)	(4,160)	(4,924)
Change in fair value of warrant liability	173	229	28	1,248

Net income (loss)	$12,116	$(6,754)	$10,195	$(11,601)

Net income (loss) per share:
Income (loss) per share - basic	$0.09	$(0.05)	$0.08	$(0.09)

Income (loss) per share - diluted	$0.09	$(0.05)	$0.08	$(0.09)

Weighted average shares used in per-share calculation:
- Basic	131,951	131,951	131,951	131,951

- Diluted	132,512	131,951	132,505	131,951

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(in thousands)	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$10,195	$(11,601)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52	46
Amortization of debt issuance costs	208	208
Stock-based compensation	478	435
Change in fair value of warrant liability	(28)	(1,248)
Changes in operating assets and liabilities:
Accounts receivable	500	961
Prepaid expenses and other current assets	(18)	(97)
Accounts payable	519	256
Accrued liabilities	(959)	1,337
Accrued compensation and related expense	(316)	(250)
Accrued royalties	(166)	(45)
Accrued interest	(101)	1,181

Net cash provided by (used in) operating activities	10,364	(8,817)

INVESTING ACTIVITIES:
Purchase of property and equipment	(30)	(24)
Decrease (increase) in short-term investments	(1)	9,002

Net cash provided by (used in) investing activities	(31)	8,978

FINANCING ACTIVITIES:
Payment of secured notes payable	(5,046)	—

Net cash used in financing activities	(5,046)	—

Net increase in cash and cash equivalents	5,287	161
Cash and cash equivalents at beginning of period	1,323	1,900

Cash and cash equivalents at end of period	$6,610	$2,061

Supplemental disclosure of cash flow information:
Interest received	$3	$8

Interest paid	$4,056	$3,541

Income taxes paid	$1	$1

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Notes to Condensed Consolidated Financial Statements

June 30, 2013

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for any future period.

The Company operates in one segment using one measure of profitability to manage its business. All of the Company’s long-lived assets are located in the United States. Revenues are primarily royalties from the North American license (as amended, the “Merck License”) of AzaSite to Merck & Co. (“Merck”) and royalties of Besivance from Bausch & Lomb. For the fiscal year ended September 30, 2012, the Company received $17 million in minimum royalties from Merck. For the fiscal year ended September 30, 2013, the Company expects to receive $19 million in minimum royalties from Merck. On June 20, 2013, the Company entered into an amendment (the “Amendment”) to its Merck License. The Amendment grants back to the Company, the right to develop and commercialize AzaSite Xtra™. The Amendment also grants Merck the exclusive option, but not the obligation, to re-acquire the exclusive right to develop and commercialize AzaSite Xtra in the United States and Canada. The option can be exercised during the period commencing on the effective date of the Amendment and ending on the date that is ten (10) business days following the first regulatory approval of AzaSite Xtra in the United States, unless the Merck License is earlier terminated or has expired in accordance with its terms. Upon exercise of the option, Merck is required to pay the Company a one-time payment. In addition, in the event that Merck exercises the option, Merck will be obligated to pay the Company royalties on net sales of AzaSite Xtra consistent with the terms of the Merck License for so long as the Company remains indebted under certain Senior Secured Notes. In the event that the Company is no longer indebted under the AzaSite Notes, the Company has agreed to negotiate in good faith a separate royalty buy-down agreement with Merck with respect to AzaSite Xtra; provided that any modification to royalty payment obligations with respect to AzaSite Xtra would be subject to the Company and Merck reaching a subsequent agreement.

On April 2, 2013, the Company sold its rights to royalty payments relating to sales of Besivance, beginning on January 1, 2013, for $15 million at closing, with an additional $1 million payable in February 2014 if certain Besivance sales targets are met. $0.5 million of previously recorded Besivance royalties in 2013 were netted against the sales price. Under the terms of the agreement, the Company may receive a portion of future royalty payments from sales of Besivance after the purchasers have received royalty payments exceeding the total purchase price. In addition, the right to the full royalty payments from sales of Besivance will be returned to the Company after the purchasers have received royalty payments of 2.75 times the total purchase price. Patent protection for Besivance in the United States expires in 2021.

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

Short-Term Investments

The Company’s investment policy is to limit the risk of principal loss of invested funds by generally attempting to limit market risk. Accordingly, as of June 30, 2013, the Company’s short-term investments of $8.0 million were invested in U.S. Treasury securities with original maturities of twelve months or less. They are classified as trading securities principally bought and held for the purpose of selling them in the near term with unrealized gains and losses included in earnings. As of June 30, 2013, the unrealized gain on these short-term investments was insignificant.

Warrant Liability

In July 2011, the Company issued warrants to purchase shares of the Company’s common stock in connection with a private placement financing transaction. The Company accounted for these warrants as a liability measured at fair value due to a provision included in the warrant agreements that provides the warrant holders with an option to require the Company (or its successor) to purchase their warrants for cash in the event of a “Fundamental Transaction” (as defined in the warrant agreements). The actual amount of cash required if the mandatory purchase option is exercised would be determined using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) as determined in accordance with the terms of the warrant agreements. The fair value of the warrant liability is estimated using the Black-Scholes Model which requires inputs such as the remaining term of the warrants, share price volatility and risk-free interest rate. These assumptions are reviewed on a monthly basis and changes in the estimated fair value of the outstanding warrants are recognized each reporting period in the Condensed Consolidated Statements of Operations under “Change in fair value of warrant liability.”

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

At June 30, 2013, $13.1 million of the Company’s cash and cash equivalents and short-term investments consisted of Level 1 U.S. Treasury-backed money market funds that are measured at fair value on a recurring basis.

The Company has debt in the form of non-recourse, secured notes payable with a fixed interest rate, which constitute $46.8 million of Level 2 borrowings outstanding at June 30, 2013, measured at fair value on a nonrecurring basis, with an interest rate of 16%. At June 30, 2013, the Company’s debt was reflected in the accompanying unaudited condensed consolidated financial statements at face value. Due to a decline in, and uncertainty of, AzaSite earned royalty revenues, it is reasonably possible that the fair value of the debt has declined. However, any decline in value of this debt is not reasonably determinable at this time.

As discussed above, the fair value of the warrant liability, determined using Level 3 criteria, was initially recorded on the grant date and remeasured at June 30, 2013 using the Black-Scholes Model, which requires inputs such as the remaining term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. A significant increase (decrease) of any of the subjective variables would result in a correlated increase (decrease) in the warrant liability and an inverse effect on net income (loss).

The fair value of the warrant liability was estimated using the following assumptions, as determined in accordance with the terms of the warrant agreements, at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Risk-free interest rate	0.7%	0.4%
Remaining term (years)	3.0	3.5
Expected dividends	0.0%	0.0%
Volatility	100.0%	100.0%

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

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the six months ended June 30, 2013 (in thousands):

Balance at December 31, 2012	$2,257
Net decrease in fair value of warrant liability on remeasurement	(28)

Balance at June 30, 2013	$2,229

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued an amendment to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar loss or a tax credit carryforward exists. The amendment requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This amendment is effective on a prospective basis for fiscal years beginning after December 15, 2013. The Company is currently evaluating the impact of this amendment and expects that the adoption of this amendment will not materially impact the Company’s consolidated financial position or results of operations, other than additional disclosure and presentation requirements.

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

The effect of recording stock-based compensation for the three and six months ended June 30, 2013 and 2012 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Stock-based compensation expense by type of award:
Employee stock options	$210	$206	$476	$401
Scientific Advisory Board stock options	2	17	2	34

Total stock-based compensation expense	$212	$223	$478	$435

Stock-based compensation included in expense line items in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Research and development	$76	$67	$167	$129
General and administrative	136	156	311	306

	$212	$223	$478	$435

During the six months ended June 30, 2013 and 2012, the Company granted options to purchase 3,356,874 and 2,197,500 shares of common stock, respectively, with an estimated total grant date fair value of $749,000 and $738,000, respectively. Based on the Company’s historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 10% for its options for all periods disclosed. Accordingly, for the quarters ended June 30, 2013 and 2012, the Company estimated that the stock-based compensation for the awards not expected to vest was $332,000 and $300,000, respectively.

As of June 30, 2013, unrecorded deferred stock-based compensation balance related to stock options was $1.5 million and will be recognized over an estimated weighted-average amortization period of 2.5 years.

Valuation assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model using the graded-vesting method with the following weighted-average assumptions:

	Three months ended June 30,		Six months ended June 30,
Stock Options	2013	2012	2013	2012
Risk-free interest rate	0.7%	0.9%	0.8%	0.8%
Expected term (years)	5	5	5	5
Expected dividends	0.0%	0.0%	0.0%	0.0%
Volatility	90.6%	91.2%	90.2%	90.7%

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

The following is a summary of activity for the indicated periods:

	Number of shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	13,365,522	$0.42
Granted	3,356,874	0.32
Exercised	—	0.00
Forfeited	(225,000)	0.33
Expired	(28,433)	0.81

Outstanding at June 30, 2013	16,468,963	$0.40	7.62	$224

Options vested and expected to vest at June 30, 2013	15,788,162	$0.40	7.55	$219
Options exercisable at June 30, 2013	9,357,697	$0.42	6.75	$186

At June 30, 2013, the Company had 5,150,375 shares of common stock available for grant or issuance under its 2007 Plan. The weighted average grant date fair value of options granted during the six months ended June 30, 2013 and 2012 was $0.22 and $0.34 per share, respectively. No options were exercised during the six months ended June 30, 2013 and 2012.

Note 3. Net Income (Loss) per Share

Basic net income (loss) per share has been computed using the weighted-average number of common shares outstanding during the period. Dilutive net income (loss) per share was computed using the sum of the weighted average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options and warrants. Potentially dilutive securities have been excluded from the computation of diluted net income (loss) per share in 2013 and 2012 as their inclusion would be antidilutive. For the three months ended June 30, 2013 and 2012, respectively, 30,699,052 and 27,775,339 options and warrants were excluded from the calculation of diluted net loss per share because the effect was anti-dilutive. For the six months ended June 30, 2013 and 2012, respectively, 30,706,276 and 27,775,339 options and warrants were excluded from the calculation of diluted net loss per share because the effect was anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2013	2012	2013	2012
Numerator:
Net income (loss)	$12,116	$(6,754)	$10,195	$(11,601)

Denominator:
Weighted-average shares outstanding	131,951	131,951	131,951	131,951
Effect of dilutive securities:
Stock options	561	—	554	—

Weighted-average shares outstanding for diluted income (loss) per share	132,512	131,951	132,505	131,951

Net income (loss) per share:
Basic	$0.09	$(0.05)	$0.08	$(0.09)

Diluted	$0.09	$(0.05)	$0.08	$(0.09)

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

As discussed in Note 1, the warrants issued in July 2011 include a provision that provides the warrant holders with an option to require the Company (or its successor) to purchase the warrants for cash in an amount equal to the Black-Scholes value in the event of a “Fundamental Transaction” (as defined in the warrant agreements). Accordingly, the fair value of the warrants at the issuance date was estimated using the Black-Scholes Model, as determined in accordance with the terms of the warrant agreements, and the Company recorded a warrant liability of $6.4 million in July 2011 and remeasured to $2.3 million, $2.4 million and $2.2 million at December 31, 2012, March 31, 2013 and June 30, 2013, respectively. The Company recorded a decrease to the warrant liability of approximately $0.2 million and $0.1 million for the three and six months ended June 30, 2013, respectively, which was recognized as income in the Company’s Condensed Consolidated Statement of Operations. Additional disclosures regarding the assumptions used in calculating the fair value of the warrant liability are included in Note 1.

Note 5. Common Stock Warrants

The following table shows outstanding warrants as of June 30, 2013, all of which were issued in the July 2011 private placement financing transaction. All of the outstanding warrants have cashless exercise provisions in the event the registration statement registering the resale of the shares of common stock issuable upon exercise of the warrants is not effective or the prospectus forming a part of the registration statement is not current. All warrants are exercisable for common stock.

Date Issued	Warrant Shares	Exercise Price	Expiration Date	Potential Proceeds if Exercised for Cash
July 18, 2011	14,791,376	$0.75	July 18, 2016	$11,093,532

Note 6. Subsequent Events

On August 1, 2013, Merck notified the Company that it has ceased sales representative promotion of their ophthalmic products, including AzaSite, in the United States, effective immediately. The ophthalmic products, including AzaSite, will continue to be commercially available in the United States and physicians will be able to continue to prescribe the products for their patients. On August 8, 2013, the Company invoked the dispute resolution procedure in the Merck License. The Company asserts in its dispute resolution notice that Merck is not using commercially reasonable efforts to commercialize AzaSite with their recent decision to cease sales representative promotion of AzaSite. In addition, it has not compensated the Company for bulk drug that was transferred to Merck.

On August 1, 2013, the Company and Legacy Partners I Alameda, LLC entered into the fifth amendment to its lease, dated September 1, 1996, which covers the Company’s office and laboratory space at 965 Atlantic Avenue and 2020 Challenger Drive, in Alameda, California. Under the terms of the amendment, (i) the term of the Company’s lease for the existing space was extended for an additional seven years, (ii) the existing space was expanded by approximately 5,000 square feet, commencing on January 1, 2015 or sooner at the option of the Company (iii) the Company is eligible to receive from Legacy Partners up to $1.3 million for leasehold improvements for both buildings, and (iv) certain other terms and provisions of the lease were modified. The amendment also grants the Company an option to renew the lease for an additional five-year term. Effective for the twelve months beginning June 1, 2013, the annual rent for the existing space is approximately $575,000 compared to $848,000 previously. If the lease of the expansion space commences prior to June 1, 2014, the annual rent for the expansion space will be approximately $92,000, and if the lease commences on or after June 1, 2014, the annual rent will be approximately $95,000. The amendment provides for an annual rent increase each year during the term of the lease.

The Company evaluated subsequent events through the date on which the financial statements were issued and determined that there were no other subsequent events that required adjustments or disclosures to the financial statements for the quarter ended June 30, 2013.

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

•

AzaSite® (azithromycin ophthalmic solution) 1% is a DuraSite formulation of azithromycin, a broad spectrum ocular antibiotic approved by the U.S. Food and Drug Administration (FDA) in April 2007 to treat bacterial conjunctivitis (pink eye). It was commercialized in the United States by Inspire Pharmaceuticals, Inc. (Inspire) beginning in August 2007. The key advantages of AzaSite are a significantly reduced dosing regimen leading to better compliance and outcome, a trusted broad spectrum antibiotic, and a lowered probability of bacterial resistance based on high tissue concentration. In May 2011, Merck & Co. (Merck) acquired Inspire and Inspire became a wholly-owned subsidiary of Merck. Merck is now responsible for commercializing AzaSite in North America. We receive a 25% royalty on net sales of AzaSite in North America, plus minimum royalties if applicable. On August 1, 2013, Merck notified us that it has ceased sales representative promotion of their ophthalmic products, including AzaSite, in the United States, effective immediately. According to the notice from Merck, the ophthalmic products, including AzaSite, will continue to be commercially available in the United States and physicians will be able to continue to prescribe the products for their patients. On August 8, 2013, we invoked the dispute resolution procedure in the Merck License. We assert in our dispute resolution notice that Merck is not using commercially reasonable efforts to commercialize AzaSite with their recent decision to cease sales representative promotion of AzaSite. In addition, Merck has not compensated us for bulk drug that was transferred to Merck.

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

•

AzaSite PlusTM (ISV-502) is a fixed combination of azithromycin and dexamethasone in DuraSite for the treatment of ocular inflammation and infection (blepharitis and/or blepharoconjunctivitis) for which there is no FDA approved indicated treatment. We completed a Phase 3 trial in November 2008 for the treatment of blepharoconjunctivitis and AzaSite Plus was very well tolerated. Although efficacious, the trial did not achieve its primary clinical endpoint as defined by the previous protocol. We discussed the results of this trial with the FDA and determined a new development plan for this product candidate. In May 2011, we reached an agreement with the FDA on a Special Protocol Assessment (SPA) for the design of a Phase 3 clinical trial of AzaSite Plus in patients with blepharitis. An SPA is a written agreement with the FDA that the study design and planned analysis of the sponsor’s Phase 3 clinical trial adequately addresses the objectives necessary to support a regulatory submission. In November 2011, we initiated a new Phase 3 clinical trial for this product candidate in blepharitis and completed patient enrollment in the clinical trial in September 2012. This study enrolled 907 patients and we announced top-line results in July 2013. AzaSite Plus did not meet the primary endpoint of complete resolution of all clinical signs and symptoms of blepharitis. However, AzaSite Plus did demonstrate statistically significant improvements in the disease’s clinical signs and symptoms at the end of treatment on Day 15. We have scheduled a meeting with the FDA in August 2013 to review the overall results of the clinical trial and determine the next steps in the development this product candidate.

•

DexaSiteTM (ISV-305) is a DuraSite formulation of dexamethasone in development for the treatment of ocular inflammation. DexaSite is included in the Phase 3 clinical trial SPA for AzaSite Plus. In November 2011, we initiated a Phase 3 clinical trial for this product candidate in blepharitis and completed patient enrollment in the clinical trial in September 2012. This study enrolled 907 patients and we announced top-line results in July 2013. DexaSite did not meet the primary endpoint of complete resolution of all clinical signs and symptoms of blepharitis. However, DexaSite did demonstrate statistically significant improvements in the disease’s clinical signs and symptoms at the end of treatment on Day 15. We have scheduled a meeting with the FDA in August 2013 to review the overall results of the clinical trial and determine the next steps in the development this product candidate.

•

BromSiteTM (ISV-303) is a DuraSite formulation of bromfenac in development for the treatment of post-operative inflammation and eye pain. We initiated a Phase 1/2 clinical trial for this product candidate in August 2010 and we received positive top-line results from this study in the first quarter of 2011, which demonstrated the efficacy and safety of BromSite. In the third quarter of 2011, we completed an additional Phase 2 clinical trial to investigate the pharmacokinetics (PK) of BromSite in humans. We received positive top-line results that showed that the mean concentration of bromfenac in the aqueous humor of patients using BromSite was more than double compared to the currently available bromfenac eye product. In July 2012, we initiated a Phase 3 clinical trial for this product candidate and completed patient enrollment in November 2012. The BromSite Phase 3 clinical trial enrolled 268 patients undergoing cataract surgery in a two-arm trial designed to evaluate the efficacy and safety of BromSite against the DuraSite vehicle alone. In March 2013, we received positive top-line results from this Phase 3 clinical trial demonstrating statistically significant superiority compared to vehicle (p < 0.001) in alleviating ocular pain and inflammation among patients following cataract surgery. In May 2013, we initiated the second Phase 3 clinical trial for this product candidate and are seeking to enroll approximately 240 patients.

•

DuraSite 2® is our next-generation enhanced drug delivery system, which is designed to provide a broad platform for developing superior ophthalmic therapeutics. DuraSite 2 is based on the original DuraSite technology, and incorporates a cationic polymer to achieve sustained and enhanced ocular delivery of drugs. DuraSite 2 is designed to increase the tissue penetration for topically delivered ocular drugs with the aim of improved efficacy and dosing convenience. We obtained preclinical data from a comparative study that demonstrated superior drug retention and tissue penetration compared to DuraSite. In July 2013, the patent application for DuraSite 2 was approved by the U.S. Patent and Trademark Office (USPTO) through a Notice of Allowance. The patent is expected to provide protection to 2029 for both the delivery system and the drugs that are formulated with DuraSite 2. We plan to utilize the DuraSite 2 platform in the development of all future pipeline products. Additionally, once the patent issues, we plan to initiate a broad licensing program that provides access to industry partners through both exclusive and non-exclusive licensing and/or commercialization agreements.

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

•

In April 2013, we sold our rights to royalty payments relating to sales of Besivance, beginning on January 1, 2013, for $15 million at closing, with an additional $1 million payable in February 2014 if certain Besivance sales targets are met;

•	In May 2013, we initiated the second BromSite Phase 3 clinical trial;

•	In June 2013, we regained the development rights for AzaSite Xtra from Merck;

•	In July 2013, the patent application for DuraSite 2 was approved by the USPTO through a Notice of Allowance; and

•

In July 2013, we announced top-line results for the AzaSite Plus and DexaSite Phase 3 clinical trial. AzaSite Plus and DexaSite did not meet the primary endpoint of complete resolution of all clinical signs and symptoms of blepharitis. However, AzaSite Plus and DexaSite did demonstrate statistically significant improvements in the disease’s clinical signs and symptoms at the end of treatment on Day 15. We have scheduled a meeting with the FDA in August 2013 to review the overall results of the clinical trial and determine the next steps in the development these product candidates.

Results of Operations

Revenues.

Our revenues for the three and six months ended June 30, 2013 and 2012 were:

Revenues

(in millions)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
AzaSite royalties	$4.7	$1.3	$9.5	$3.2
Besivance royalties	—	0.5	0.5	0.9
Sale of royalty rights, net	14.5	—	14.5	—

Total	$19.2	$1.8	$24.5	$4.1

For the three months ended June 30, 2013 and 2012, AzaSite royalties included $1.4 million and $1.3 million, respectively, of royalties based on net sales, or earned royalties. For the three months ended June 30, 2013, AzaSite royalties also included an additional $3.3 million minimum royalty true-up payment from Merck. The increase in royalties was driven by the quarterly pro-rata share of the required $19 million minimum royalty for the fiscal year ended September 30, 2013, the measurement period pursuant to the terms of the Merck License. Merck’s obligation to make minimum royalty payments terminates in September 2013 and also may be suspended upon the occurrence of certain events, such as a requirement by the FDA or other governmental agency to suspend the marketing of AzaSite or withdraw it from the market in the United States. Earned AzaSite royalties increased by 4% compared to the same period in 2012. Given Merck’s notification that it has ceased sales representative promotion of their ophthalmic products, including AzaSite, in the United States effective August 1, 2013, we believe that our AzaSite earned royalties may decline further in future periods.

In April 2013, we sold the rights to receive royalty payments on sales of Besivance, beginning on January 1, 2013, for $15 million at closing, with an additional $1 million payable in February 2014 if certain Besivance sales targets are met. $0.5 million of previously recorded Besivance royalties in 2013 were netted against the sales price. Under the terms of the agreement, if the purchasers receive specified levels of total cash from the Besivance royalty, the royalty would be returned to us in whole or in part. Patent protection for Besivance in the United States expires in 2021.

For the six months ended June 30, 2013 and 2012, AzaSite royalties included $2.7 million and $3.2 million, respectively, of royalties based on net sales. For the six months ended June 30, 2013, AzaSite royalties also included an additional $6.8 million minimum royalty true-up payment from Merck. The increase in royalties was driven by the quarterly pro-rata share of the required $19 million minimum royalty for the fiscal year ended September 30, 2013. In addition, a decline in net sales of AzaSite by Merck further increased the minimum royalty true-up payment. Earned AzaSite royalties declined by 15% compared to the same period in 2012. For the six months ended June 30, 2013, we recorded $14.5 million from the sale of the rights to receive royalty payments on sales of Besivance, beginning on January 1, 2013.

Research and development expenses.

Our research and development (R&D) expenses for the three and six months ended June 30, 2013 and 2012 were:

R&D Cost by Program

(in millions)

	Three months ended June 30,		Six months ended June 30,
Program	2013	2012	2013	2012
BromSite	$1.5	$0.8	$2.4	$1.2
AzaSite Plus/DexaSite	0.4	2.2	1.2	4.2
New products and other	—	0.2	—	0.4
Programs - non-specific	1.6	1.6	3.2	3.0

Total	$3.5	$4.8	$6.8	$8.8

For the three and six months ended June 30, 2013, our BromSite program expenses were primarily related to the costs for our Phase 3 clinical trials. For the first Phase 3 clinical trial, we completed patient enrollment in November 2012 with 268 patients and received positive top-line results in March 2013. In May 2013, we initiated the second Phase 3 clinical trial for BromSite and as of June 30, 2013, we had 74 patients enrolled, out of 240 planned patients. Our AzaSite Plus/DexaSite program expenses were primarily related to costs for our Phase 3 clinical trial. We completed patient enrollment for the AzaSite Plus/DexaSite clinical trials in September 2012 and enrolled 907 patients. In July 2013, we announced top-line results for the AzaSite Plus and DexaSite Phase 3 clinical trial. AzaSite Plus and DexaSite did not meet the primary endpoint of complete resolution of all clinical signs and symptoms of blepharitis. However, AzaSite Plus and DexaSite did demonstrate statistically significant improvements in the chronic disease’s clinical signs and symptoms at the end of treatment on Day 15. We have scheduled a meeting with the FDA in August 2013 to review the overall results of the clinical trial and determine the next steps in the development these product candidates. Non-specific program costs, which comprised facility, internal personnel and stock-based compensation costs, are not allocated to a specific development program. In addition, we expect to incur additional R&D expense to develop new product candidates.

For the three and six months ended June 30, 2012, our BromSite program expenses were primarily related to costs to prepare for our first Phase 3 clinical trial. Our AzaSite Plus/DexaSite program expenses were primarily related to costs for our Phase 3 clinical trial.

General and administrative expenses.

General and administrative expenses for the three months ended June 30, 2013 and 2012 were $1.6 million and $1.4 million, respectively. General and administrative expenses for the six months ended June 30, 2013 and 2012 were $3.1 million and $2.8 million, respectively. These increases are primarily attributed to legal and professional fees related to the sale of the Besivance royalty payment.

Cost of revenues.

Cost of revenues for the three months ended June 30, 2013 and 2012 were $0.2 million. Cost of revenues for the six months ended June 30, 2013 and 2012 were $0.3 million and $0.5 million, respectively. Cost of revenues in 2012 consisted of royalties to Pfizer and another third party. In 2013, we were not required to pay royalties to the other third party, which resulted in lower cost of revenues in the 2013 period. The decline in cost of revenues was also caused by a decline in net sales of AzaSite.

Interest expense and other, net.

Interest expense and other, net, for the three months ended June 30, 2013 and 2012 was an expense of $2.0 million and $2.5 million, respectively. Interest expense and other, net, for the six months ended June 30, 2013 and 2012 was an expense of $4.2 million and $4.9 million, respectively. Interest expense included interest expense on the non-recourse notes issued in February 2008 and related amortization of the debt issuance costs incurred from our issuance of the notes. Interest expense decreased in the 2013 periods as a result of payments of principal on the notes.

Change in fair value of warrant liability.

Change in fair value of warrant liability was income of $0.2 million for each of the three months ended June 30, 2013 and 2012. Change in fair value of warrant liability was income of less than $0.1 million and $1.2 million, respectively, for the six months ended June 30, 2013 and 2012. The income was primarily driven by a decrease in our stock price, which directly impacts the fair value of our warrant liability.

Liquidity and Capital Resources

In recent years, we have financed our operations primarily through private placements, debt financings and payments from corporate collaborations. At June 30, 2013, our cash and cash equivalents and short-term investments were $6.6 million and $8.0 million, respectively. It is our policy to invest our cash and cash equivalents and short-term investments in highly liquid securities, such as interest-bearing money market funds, treasury and federal agency notes. The current uncertain credit markets may affect the liquidity of such money market funds or other cash investments.

Our subsidiary is dependent on royalties from Merck on net sales of AzaSite to meet its payment obligations under the AzaSite Notes. Given (i) the current level of AzaSite net sales in the United States, (ii) Merck’s notification that it has ceased sales representative promotion of their ophthalmic products, including AzaSite, in the United States effective August 1, 2013, which we believe may result in a further decline in our AzaSite earned royalties in future periods, and (iii) that our minimum royalties from Merck terminate September 2013, we believe it is likely that our subsidiary would not have sufficient funds to pay its obligations under the AzaSite Notes, which could result in an event of default under the AzaSite Notes.

Net cash provided by operating activities was $10.4 million for the six months ended June 30, 2013. Net cash used in operating activities was $8.8 million for the six months ended June 30, 2012. In 2013 and 2012, we incurred approximately $1.9 million and $3.6 million, respectively, in direct costs related to our Phase 3 clinical trials for AzaSite/DexaSite and BromSite. In April 2013, we sold the rights to receive royalty payments on sales of Besivance, beginning on January 1, 2013, for $15 million at closing, with an additional $1 million payable in February 2014 if certain Besivance sales targets are met. Under the terms of the agreement, if the purchaser receives specified levels of total cash from the Besivance royalty, the royalty would be returned to us in whole or in part. Patent protection for Besivance in the United States expires in 2021.

Net cash used in investing activities was less than $0.1 million for the six months ended June 30, 2013. Net cash provided by investing activities was $9.0 million for the six months ended June 30, 2012. In 2012, we converted short-term investments to cash and cash equivalents.

Net cash used in financing activities for the six months ended June 30, 2013 reflected the principal payments of $5.0 million on our notes. For the six months ended June 30, 2012, we undertook no financing activities.

Recent Accounting Pronouncements

In July 2013, the FASB issued an amendment to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar loss or a tax credit carryforward exists. The amendment requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This amendment is effective on a prospective basis for fiscal years beginning after December 15, 2013. We are currently evaluating the impact of this amendment and expect that the adoption of this amendment will not materially impact our consolidated financial position or results of operations, other than additional disclosure and presentation requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have debt in the form of non-recourse, secured notes payable with fixed interest rates. As a result, our exposure to market risk caused by fluctuations in interest rates is minimal. We had $46.8 million in borrowings outstanding as of June 30, 2013, with a fixed interest rate of 16%. If market interest rates increase by 10% from the June 30, 2013 levels, it would not result in an increase in interest expense. At June 30, 2013, the Company’s debt was reflected in the accompanying unaudited condensed consolidated financial statements at face value. Due to a decline in, and uncertainty of, AzaSite earned royalty revenues, it is reasonably possible that the fair value of the debt has declined. However, any decline in value of this debt is not reasonably determinable at this time.

The securities in our investment portfolio are not leveraged and are subject to minimal interest rate risk. Due to their original maturities of twelve months or less, the securities are classified as cash and cash equivalents or short-term investments. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio. While a hypothetical decrease in market interest rates by 10% from the June 30, 2013 levels would cause a decrease in interest income, it would not likely result in loss of principal.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company received a Notice Letter that Mylan Pharmaceuticals, Inc. or Mylan, has filed an ANDA with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution, or the Mylan Product, prior to the expiration of the U.S. patents listed in the Orange Books for AzaSite, which include three of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Mylan ANDA filing, Mylan alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed upon by the Mylan Product. On June 14, 2013, we, Merck and Pfizer filed a patent infringement lawsuit against Mylan and a related entity. The plaintiff companies have agreed that Merck will take the lead in prosecuting this lawsuit. The filing of this lawsuit triggered an automatic stay, or bar, of the FDA’s approval of the ANDA for up to 30 months or until a final district court decision of the infringement lawsuit, whichever comes first. We and the other plaintiffs intend to vigorously enforce our patent rights relating to AzaSite and vigorously contest any Mylan assertions that these patents are invalid or unenforceable.

On January 3, 2013, Janel Joseph and Mitchell Joseph III filed a complaint in circuit court in Fayette County, Kentucky against Bausch & Lomb and the Company alleging that Janel Joseph was injured when her physician treated her with the Bausch & Lomb product Besivance following a photorefractive keratectomy. The plaintiffs allege that the use was off-label but nonetheless marketed by the defendants. Ms. Joseph alleges loss of vision and Mr. Joseph, her husband, alleges loss of consortium. On February 1, 2013, Bausch & Lomb removed the case to the United States District Court for the Eastern District of Kentucky. On February 8, 2013, the defendants filed answers denying the allegations. The plaintiffs to date have not made a specific claim for damages. The parties are proceeding with discovery.

There are currently no other claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

Item 1A. Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in our quarterly report on Form 10-Q for the quarter ended March 31, 2013.

It is difficult to evaluate our business because we are in an early stage of commercializing our products, our product candidates are still in clinical trials and successful development of pharmaceutical products is highly uncertain and requires significant expenditures, risk and time

We are still in an early stage of commercializing our products. AzaSite received regulatory approval in the U.S. in April 2007 and commercial sales of AzaSite began in the third quarter of 2007. Besivance received regulatory approval in May 2009 and commercial sales of Besivance began in the second half of 2009. We must receive approval in other countries prior to marketing AzaSite in such countries. Before regulatory authorities grant us marketing approval for additional products, we need to conduct significant additional research and development and preclinical and clinical testing and submit New Drug Applications, or NDAs. Successful development of pharmaceutical products is highly uncertain. Products that appear promising in research or development may be delayed or fail to reach later stages of development or the market for several reasons, including:

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

We have a history of operating losses and we expect to continue to have losses in the future

We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that failed to achieve clinical end points or did not prove to have commercial potential. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties or other revenues from sales of our products. Attaining significant revenue or profitability depends upon our ability, alone or with third parties, to develop our potential products successfully, conduct clinical trials, obtain required regulatory approvals and manufacture and market our products successfully. We may not ever achieve or be able to maintain significant revenue or profitability, including with respect to AzaSite, our lead product which has experienced declining sales in the United States, which we believe may decline further given Merck’s termination of sales representative promotion of their ophthalmic products, including AzaSite, in the United States, effective August 1, 2013. AzaSite has not been commercially launched outside the United States.

Clinical trials are expensive, time-consuming and difficult to design, enroll and implement and there can never be any assurance that the results of such clinical trials will be favorable

Human clinical trials for our product candidates are very expensive and difficult to design, enroll and implement, in part because they are subject to rigorous regulatory requirements. A significant portion of our operating expenses in the quarter ended June 30, 2013 was incurred on our AzaSite Plus/DexaSite Phase 3 clinical trial and BromSite Phase 3 clinical trial. Despite the significant time, expense and resources devoted to the trial, the AzaSite Plus/DexaSite Phase 3 clinical trial did not meet its clinical endpoints as required by the FDA and the future development of these product candidates is uncertain. The clinical trial process is also time-consuming. We may experience difficulties or delays in enrolling our clinical trials, which can delay the trials and our ability to obtain ultimate approval of our product candidates. In addition, we require various clinical materials to conduct our clinical trials and any unavailability or delay in our ability to obtain these materials may delay our trials, cause them to be more expensive or preclude us from completing these trials, which would harm our ability to obtain approval for our product candidates and therefore harm our business. We estimate that any particular clinical trial may take over a year to complete and will be very expensive. Furthermore, we could encounter problems that might cause us to abandon or repeat clinical trials resulting in additional expense, further delays and potentially preventing the completion of such trials. The commencement and completion of clinical trials may be delayed or terminated due to several factors, including, among others:

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

For example, results from our 2008 Phase 3 clinical trial of AzaSite Plus for the treatment of blepharoconjunctivitis showed improved clinical outcomes as compared to treatment with a corticosteroid or antibiotic alone in the reduction of inflammatory signs and symptoms and bacterial eradication, respectively. However, the trial did not achieve its primary clinical endpoint as defined by the protocol. In 2013, our AzaSite Plus/DexaSite Phase 3 clinical trial also failed to meet its primary endpoint. The future development of these product candidates is unclear and we may not receive any return on our significant investments in AzaSite Plus or DexaSite. We cannot assure you that our second Phase 3 clinical trial for BromSite will meet the prescribed clinical endpoints as defined in the protocol for this study or that we will ever achieve FDA approval for the commercialization of AzaSite Plus, DexaSite, or BromSite.

Our strategy for commercialization of our products requires us to enter into successful arrangements with corporate collaborators

We generally intend to enter into partnering and collaborative arrangements with respect to the commercialization of our product candidates. However, we cannot assure you that we will be able to enter into such arrangements or that they will be beneficial to us. The success of our partnering and collaboration arrangements will depend upon many factors, including, among others:

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

We may not be able to enter into arrangements with third parties to support the commercialization of our products on acceptable terms, or at all, and may not be able to maintain any arrangement that we do enter into. If we pursue a partnership for BromSite or our other product candidates prior to successfully completing Phase 3 trials, we will likely receive less favorable economic terms than if we successfully completed Phase 3 trials.

The commercial success of our products is dependent on the diligent efforts of our corporate collaborators

Because we generally rely on third parties for the marketing and sale of our products, revenues that we receive will be highly dependent on the efforts and success of these third parties. We received notice effective August 1, 2013, that our partner Merck has ceased sales representative promotion of their ophthalmic products, including AzaSite, in the United States. Prior to Merck’s notice and since Merck’s acquisition of Inspire, the monthly prescriptions and our earned royalty revenues on net sales of AzaSite by Merck had decreased significantly. While AzaSite will continue to be commercially available in the United States and physicians will be able to continue to prescribe AzaSite, we believe that our AzaSite earned royalties may decline further in future periods. In addition, our partners, including Merck, may terminate their relationships with us and/or may not diligently or successfully market or sell our products. These partners may also emphasize sales and marketing of their own or other products or pursue alternative or competing technologies or develop alternative products either on their own or in collaboration with others, including our competitors. In addition, marketing consultants and contract sales organizations that we use for our products may market products that compete with our products and we must rely on their efforts and ability to market and sell our products effectively.

If we fail to enter into future collaborations or our current collaborations are terminated, we will need to enter into new collaborations or establish our own sales and marketing organization

We may not be able to enter into or maintain collaborative arrangements with third parties, including Merck. If we are not successful in entering into future collaborations or maintaining our existing collaborations, we may be required to find new corporate collaborators or establish our own sales and marketing organization. We do not have a long-standing relationship with Merck and, effective August 1, 2013, we received notice that Merck has ceased sales representative promotion of their ophthalmic products, including AzaSite, in the United States. Prior to this notice, the number of monthly prescriptions and sales of AzaSite have significantly declined. While the minimum royalty payments from Merck have made up for this decline, Merck’s minimum royalty payment obligations terminate in September 2013 and also may be suspended upon the occurrence of certain events, such as a requirement by the FDA or other governmental agency to suspend the marketing of AzaSite or withdraw it from the market in the United States or if we are unable to obtain commercial quantities of AzaSite for Merck to market and sell. Given Merck’s termination of its sales representative promotion of its ophthalmic products, including AzaSite, in the United States, effective August 1, 2013, we believe that our AzaSite earned royalties may decline further in future periods. In addition, on August 8, 2013, we invoked the dispute resolution procedure in the Merck License. We assert in our dispute resolution notice that Merck is not using commercially reasonable efforts to commercialize AzaSite with their recent decision to cease sales representative promotion of AzaSite. In addition, Merck has not compensated us for bulk drug that was transferred to Merck. At this time, it is not clear whether we will be able to amicably resolve this dispute with Merck and if not, what our future course of action will be and what impact such dispute, or the resolution thereof, will have on our relationship with Merck or our revenues from AzaSite. If the Merck License is terminated, we will have to find a new marketing partner or market AzaSite ourselves. There can be no assurance that any new partnership would be possible or on similar terms as the Merck License or that it would be successful. We have no experience in sales, marketing or distribution and establishing such an organization would be costly. Moreover, there is no guarantee that a sales and marketing organization established by us would be successful. If we are unable to maintain existing collaborations, enter into additional collaborations or successfully market our products ourselves, our revenues and financial results would be significantly harmed.

Our future success depends on our ability to engage third parties to assist us with the development of new products, new indications for existing products and the conduct of our clinical trials to achieve regulatory approval for commercialization and any failure or delay by those parties to fulfill their obligations could adversely affect our development and commercialization plans

For our business model to succeed, we must continually develop new products or discover new indications for our existing products. As part of that process, we rely on third parties such as clinical research organizations, clinical investigators and outside testing labs for development activities, such as Phase 2 and/or Phase 3 clinical testing, and to assist us in obtaining regulatory approvals for our product candidates. We rely heavily on these parties for successful execution of their responsibilities but have no control over how these parties manage their businesses and cannot assure you that such parties will diligently or effectively perform their activities. For example, the clinical investigators that are conducting our clinical trials, including our second BromSite Phase 3 clinical trial, are not our employees and we anticipate that any future clinical trials for any of our product candidates will also be conducted by third parties. We are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocols, rules and regulations or in accordance with the general investigational plan and protocols for the trial as well as the various rules and regulations governing clinical trials in the United States and abroad. Any failure by those parties to perform their duties effectively, in compliance with clinical trial protocols, or on a timely basis, could delay or cause cancellation of our clinical trials, cause us to have to repeat the clinical trials, thereby increasing our expenses, harm our ability to develop and commercialize new products, subject us to potential liabilities and harm our business.

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

We may require additional licenses or be subject to expensive and uncertain patent litigation in order to sell our products

A number of pharmaceutical and biotechnology companies and research and academic institutions have developed technologies, filed patent applications or received patents on various technologies that may be related to our business. Some of these technologies, applications or patents may conflict with our technologies or patent applications. As is common in the pharmaceutical and biotech industry, from time to time we receive notices from third parties alleging various challenges to our patent rights. Such conflicts, if proven, could invalidate our issued patents, limit the scope of the patents, if any, that we may be able to obtain, result in the denial of our patent applications or block our rights to exploit our technology. If the USPTO or foreign patent agencies have issued or in the future issue patents to other companies that cover our activities, we may not be able to obtain licenses to these patents at a reasonable cost, or at all, or be able to develop or obtain alternative technology. If we do not obtain such licenses, we could encounter delays in or be precluded altogether from introducing products to the market. If we are required to obtain additional licenses from third parties for the sale of AzaSite in the United States and Canada, we will be required to pay for such additional licenses from our existing cash under the terms of the $60 million in aggregate principal amount of non-convertible, non-recourse promissory notes due in 2019, or the AzaSite Notes.

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

Our business depends upon our proprietary rights and we may not be able to protect, enforce, or secure our intellectual property rights adequately

Our success depends in large part on our ability to obtain patents, protect trade secrets, obtain and maintain rights to technology developed by others, and operate without infringing upon the proprietary rights of others. A substantial number of patents in the field of ophthalmology and genetics have been issued to pharmaceutical, biotechnology and biopharmaceutical companies. Moreover, competitors may have filed patent applications, may have been issued patents or may obtain additional patents and proprietary rights relating to products or processes competitive with ours. We cannot assure you that patents will be granted on a timely basis, or at all, on any of our patent applications or that the scope of any of our issued patents will be sufficiently broad to offer meaningful protection. We may not be able to develop additional proprietary products that are patentable. Even if we receive patent issuances, those issued patents may not provide us with adequate protection for our inventions or may be challenged by others.

For example, a patent interference was declared before the Board of Patent Appeals and Interferences on certain U.S. patents covering AzaSite. Regents (Regents) of the University of California (University) asserted that the inventions contained in these patents were made by a former employee of the University alone, and without collaboration with us. They asserted that they owned those inventions, and that they were entitled to an award of priority of invention and a judgment that the inventions are not patentable to us. On November 25, 2011, the USPTO entered judgment against the University. On December 23, 2011, the University filed a Notice of Appeal to the Court of Appeals for the Federal Circuit in Washington, D.C., and on January 4, 2012, we filed a Notice of Cross-Appeal. We believed the University’s assertions were without merit and vigorously contested those assertions. Oral arguments took place in November 2012 and on March 26, 2013, the U.S. Court of Appeals affirmed the prior ruling of the USPTO and rendered a decision in our favor. On April 26, 2013, opposing counsel informed our Company that the University will not seek relief from the appellate court’s decision. The time period for the University to further appeal this decision has lapsed.

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

We received a Notice Letter that Mylan Pharmaceuticals, Inc. or Mylan, has filed an ANDA with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution, or the Mylan Product, prior to the expiration of the U.S. patents listed in the Orange Books for AzaSite, which include three of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Mylan ANDA filing, Mylan alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed upon by the Mylan Product. On June 14, 2013, we, Merck and Pfizer filed a patent infringement lawsuit against Mylan and a related entity. The plaintiff companies have agreed that Merck will take the lead in prosecuting this lawsuit. The filing of this lawsuit triggered an automatic stay, or bar, of the FDA’s approval of the ANDA for up to 30 months or until a final district court decision of the infringement lawsuit, whichever comes first. We and the other plaintiffs intend to vigorously enforce our patent rights relating to AzaSite and vigorously contest any Mylan assertions that these patents are invalid or unenforceable.

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

We may lose the potential to receive future royalty payments or we may be required to pay damages for breaches of representations, warranties or covenants under certain of the AzaSite Note financing agreements

In February 2008, through a wholly-owned subsidiary, we issued $60 million in aggregate principal amount of AzaSite Notes, which are secured principally by royalty payments from future sales of AzaSite in North America, but not the right to receive such payments and by a pledge by us of all the outstanding equity interest in our subsidiary. The AzaSite Notes issued by our subsidiary will be repaid, if at all, solely from royalties on net sales of AzaSite in the United States and Canada by Merck under the Merck License. Merck has full control of all promotional, sales and marketing activities for AzaSite in the United States and Canada, and has sole control over the pricing of AzaSite. On August 1, 2013, Merck notified us that it has ceased sales representative promotion of its ophthalmic products, including AzaSite, in the United States effective immediately. On August 8, 2013, we invoked the dispute resolution procedure in the Merck License. We assert in our dispute resolution notice that Merck is not using commercially reasonable efforts to commercialize AzaSite with their recent decision to cease sales representative promotion of AzaSite. In addition, Merck has not compensated us for bulk drug that was transferred to Merck. Prior to Merck’s notice, the monthly prescriptions and our earned royalties on net sales of AzaSite had declined since Merck took over marketing and sales of AzaSite after its acquisition of Inspire. While the minimum royalty payments from Merck have made up for this decline, such minimum royalties will not be sufficient for our subsidiary to meet its payment obligations under the AzaSite Notes and Merck’s minimum royalty obligations terminate in September 2013. Given Merck’s termination of its sales representative promotion of AzaSite, we believe that our AzaSite earned royalties may decline further in future periods, which combined with the termination of Merck’s minimum royalty obligations in September 2013, could result in an event of default under the indenture governing the AzaSite Notes in 2014 after the final minimum royalty payment is received.

If the AzaSite royalty payments are insufficient to repay the AzaSite Notes or if an event of default occurs under the indenture governing the AzaSite Notes, in certain circumstances, we could make payments on the AzaSite

Notes out of our own cash resources to avoid a default by our subsidiary on the AzaSite Notes. We currently have no intention of using our cash resources to make payments on the AzaSite Notes on behalf of our subsidiary. Failure to pay amounts due on the AzaSite Notes could result in an event of default under the indenture, giving the right, but not the obligation, to the AzaSite noteholders to exercise their contractual remedies pursuant to the indenture. To the extent that an event of default occurs, the noteholders could seek available remedies, including foreclosure on our subsidiary and the right to receive royalty payments, which would preclude us from receiving future revenue from sales of AzaSite and result in loss of our intellectual property and other rights related to AzaSite. In addition, in connection with the issuance of the AzaSite Notes, we have made certain representations, warranties and covenants to our subsidiary and the holders of the AzaSite Notes (Noteholders). If we breach these representations, warranties or covenants, such breach could trigger an event of default under the indenture and we could also be liable to our subsidiary or the Noteholders for substantial damages in respect of any such breach, which could harm our financial condition and ability to conduct our business as currently planned. See Note 7 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012 for a more complete description of the terms of the AzaSite Notes.

Royalties under the Merck License are also subject to a cumulative reduction or offset in the event of patent invalidity, generic competition, uncured material breaches by us or in the event that Merck is required to pay royalties, milestone payments or license fees to third parties for the continued use of AzaSite. The applicable royalty rate is also subject to reduction by up to 50% in any country during any period in which AzaSite does not have patent protection. These cumulative reductions or offsets could result in our subsidiary receiving significantly reduced or no royalties under the Merck License, which would delay repayment of the AzaSite Notes, or result in a default under the AzaSite Notes. In such circumstances we may not receive any future revenue from AzaSite.

Merck has depended on three pharmaceutical wholesalers for the vast majority of its AzaSite sales in the United States. These companies are Cardinal Health, McKesson Corporation and AmerisourceBergen. Following Merck’s notice, we have not yet determined whether these companies will continue to distribute AzaSite. The loss of any of these wholesalers could harm distribution of AzaSite. It is also possible that these wholesalers, or others, could decide to change their policies or fees, or both, in the future.

The failure to successfully market and commercialize AzaSite would harm sales of AzaSite and, therefore, would delay or prevent repayment of the AzaSite Notes, which would delay or prevent us from receiving future revenue from sales of AzaSite

The success of the commercialization of AzaSite and the timely repayment of the AzaSite Notes will depend on a number of factors, including, among others:

•	the scope of Merck’s marketing of AzaSite in the United States;

•	Merck’s commitment to continuing the Merck License with us and resolving the issues raised in our dispute notice;

•	Merck’s deployment of resources to market and sell AzaSite;

•	Merck’s marketing efforts outside of ophthalmologists;

•	Merck’s pricing decisions regarding AzaSite;

•	Merck’s marketing and selling of any current or future competing products;

•	Merck’s ability to compete against competitors;

•	the discovery of any side effects or negative efficacy findings for AzaSite;

•	product recalls or product liability claims relating to AzaSite;

•	the introduction of generic competition;

•	the extent to which competing products for the treatment of bacterial conjunctivitis obtain more favorable formulary status than AzaSite; and

•	the relevant parties’ ability to adequately maintain or enforce the intellectual property rights relevant to AzaSite.

If the Merck License is terminated in whole or in part while the AzaSite Notes remain outstanding, we will be forced to find a new third party collaborator for AzaSite, pursue commercialization efforts ourselves or else we will lose our right to certain intellectual property rights related to AzaSite to our subsidiary

In February 2008, in connection with our subsidiary’s issuance of the AzaSite Notes, we entered into the residual license agreement with our subsidiary (Residual License Agreement). Under the terms of the Residual License Agreement, if the Merck License is terminated in the United States or Canada while the AzaSite Notes are outstanding, all of our rights to AzaSite in such country or countries will be licensed to our subsidiary and we have three months under the terms of an interim sublicense (Interim Sublicense), which is a part of the Residual License Agreement, to find a new third party collaborator to undertake commercialization efforts with respect to AzaSite or pursue commercialization efforts ourselves in such country or countries. Merck can terminate the Merck License unilaterally in a variety of circumstances, including at any time in its discretion and we can terminate the Merck License upon Merck’s breach under certain circumstances. If the Merck License is terminated, our efforts to find a new third-party collaborator or pursue direct commercialization efforts ourselves will divert the attention of senior management from our current business operations, which could delay the development or licensing of our other product candidates. If we elect to commercialize AzaSite ourselves, we would have to expend significant resources as we currently have no sales, marketing or distribution capabilities or experience, and have no current plans to establish any such resources. Accordingly, our efforts to commercialize AzaSite ourselves, if undertaken, may not be successful and could harm our financial condition and results of operation. We may not be able to find a new third-party collaborator within the time period allowed and there can be no assurance that any such collaboration will be on acceptable terms or will be successful.

If we are unsuccessful in finding a new third party collaborator for AzaSite or elect not to pursue commercialization efforts ourselves, the Interim Sublicense will terminate and our subsidiary will retain all rights to the intellectual property with respect to AzaSite in the related country or countries in which the Merck License was terminated. If the Interim Sublicense terminates in accordance with the Residual License Agreement, our subsidiary may grant a sublicense under the license granted under the Residual License Agreement or pursue commercialization efforts itself. In any such circumstances, our subsidiary will remit for payment on the AzaSite Notes any royalties and other payments arising from the exercise of the license under the Residual License Agreement. As all economic value arising from the intellectual property subject to the Merck License will remain with our subsidiary (whether or not the Merck License remains in effect and whether or not our subsidiary continues to be owned by us or our equity in the subsidiary is foreclosed upon by the Noteholders), while the AzaSite Notes are outstanding and following repayment thereof, we may never receive any future royalties or economic benefit from AzaSite and may lose rights to the intellectual property relating thereto.

We rely on a sole source for the supply of the active pharmaceutical ingredient for AzaSite

We currently have a single supplier for azithromycin, the active drug incorporated into AzaSite, as well as AzaSite Plus and AzaSite Xtra. The supplier of azithromycin has a drug master file on the compound with the FDA and is subject to the FDA’s review and oversight. The supplier’s manufacturing facility is subject to potential natural disasters, including earthquakes, hurricanes, tornadoes, floods, fires or explosions, and other interruptions in operation due to factors including labor unrest or strikes, failures of utility services or microbial or other contamination. If the supplier were to fail or refuse to continue to supply us or Merck, if the FDA were to identify issues in the production of azithromycin that the supplier was unable to resolve quickly and cost-effectively, or if other issues were to arise that impact production, the manufacture and commercialization of AzaSite could be interrupted, and our subsidiary’s ability to pay amounts due on the AzaSite Notes may be materially harmed, which could result in an event of default and prevent us from receiving future revenue from AzaSite. Additional suppliers for azithromycin exist, but qualification of an alternative source would be required and could be time consuming and expensive and, during such qualification process, any shortage of azithromycin would negatively impact the sales of AzaSite and could delay the development timeline of AzaSite Plus and AzaSite Xtra.

In addition, certain of the raw materials that we use in formulating DuraSite, the drug delivery system used in AzaSite and our other products, are available only from Lubrizol Advanced Materials, Inc., or Lubrizol. Although we do not have a current supply agreement with Lubrizol, we have not encountered any difficulties obtaining necessary materials from Lubrizol. Any significant interruption in the supply of these raw materials could delay sales of AzaSite, which could then harm our subsidiary’s ability to pay amounts due on the AzaSite Notes, which could result in an event of default and prevent us from receiving future revenue from AzaSite.

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

We may need to raise additional funds in the future, which could be difficult to obtain or could dilute the value and rights of our common stock, and if not obtained in satisfactory amounts, may prevent us from developing our products, conducting clinical trials or otherwise taking advantage of future opportunities or growing our business, any of which could harm our business

We will need to raise additional funds through equity, public or private debt, sale of assets or other arrangements, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. The current worldwide financing environment is challenging, particularly for smaller capitalized businesses such as ours, which combined with the results of our AzaSite Plus/DexaSite Phase 3 trial and challenges in our relationship with Merck and our ability to make payments under the AzaSite Notes, could make it more difficult for us to raise funds on reasonable terms, or at all. If we issue additional equity securities, our stockholders will experience dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we raise funds through debt, we will have to pay interest and may be subject to restrictive covenants, which would restrict operating flexibility and could harm our business. If we cannot raise sufficient funds on acceptable terms, if and when needed, we may not be able to develop our products, conduct clinical trials, have the financial strength and leverage to negotiate favorable terms with potential marketing partners, market our products, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated industry changes, any of which could harm our business.

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

Management and principal stockholders may be able to exert significant control on matters requiring approval by our stockholders

As of June 30, 2013, our management and principal stockholders (those owning more than 5% of our outstanding shares) together beneficially owned approximately 53% of our shares of common stock. As a result, our management and principal stockholders, acting together or individually, may be able to exert significant control on matters requiring approval by our stockholders, including the election of all or at least a majority of our Board of Directors, the approval of amendments to our charter, and the approval of business combinations and certain financing transactions. In September 2008, a group of our stockholders prevailed in a proxy contest that resulted in the replacement of all members of our Board of Directors.

The market prices for securities of biopharmaceutical and biotechnology companies such as ours have been and are likely to continue to be highly volatile due to reasons that are related and unrelated to our operating performance and progress; we have not paid dividends in the past and do not anticipate doing so in the future

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances, the status of our relationships or proposed relationships with third-party collaborators, including Merck, our subsidiary’s ability to repay amounts due under the AzaSite Notes, the results of testing and clinical trials, future sales of equity or debt securities by us, the exercise of outstanding options and warrants that could result in dilution to our current holders of common stock, developments in our patents or other proprietary rights or those of our competitors, our failure to meet analyst expectations, any litigation regarding the same, technological innovations or new therapeutic products, governmental regulation, or public concern as to the safety of products developed by us or others and general market conditions concerning us, our competitors or other biopharmaceutical companies may have a significant effect on the market price of our common stock. For example, in the twelve months ended June 30, 2013, our closing stock price fluctuated from a high of $0.46 to a low of $0.28. Such fluctuations can lead to securities class action litigation and make it difficult to obtain financing. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

We have not paid any cash dividends on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Our common stock trades on the OTCBB

Our common stock currently trades on the over-the-counter bulletin board (OTCBB) market, although there are no assurances that it will continue to trade on this market. Over-the-counter (OTC) transactions involve risks in addition to those associated with transactions on a stock exchange. Listing on the OTC rather than a stock exchange could harm the trading volume and liquidity of our common stock and, as a result, the market price for our common stock might become more volatile. Listing on the OTC rather than on a major stock exchange could also cause a reduction in the number of investors willing or able to hold or acquire our common stock, transactions in our common stock could be delayed and securities analysts’ and news media coverage of us may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock. Listing on the OTC rather than on a major stock exchange could also make our common stock substantially less attractive as collateral for loans, for investment by potential financing sources under their internal policies or state and federal securities laws or as consideration in future capital raising transactions. Furthermore, the listing on the OTC rather than a stock exchange may have other negative implications, including the potential loss of confidence by suppliers, partners and employees. Our OTC status may also make it more difficult and expensive for us to comply with state and federal securities laws in connection with future financings, acquisitions or equity issuances to employees and other service providers, thereby making it more difficult and expensive for us to raise capital, acquire other businesses using our stock and compensate our employees using equity.

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

We face the risk of a decrease in our cash balances and losses in our investment portfolio

Our investment policy is structured to limit credit risk and manage interest rate risk. By policy, we only invest in what we view as very high quality debt securities, such as U.S. government securities. However, the recent uncertainties in the credit markets, including the recent downgrade by Standard & Poor’s of the U.S. debt rating, could negatively affect our ability to liquidate our positions in securities that we currently believe constitute high quality investments and could also result in the loss of some or all of our principal if the issuer of such securities defaults on its credit obligations. Following completion of our $60.0 million financing in February 2008, our $22.2 million financing in July 2011 and our reciept of $15 million from the sale of the rights to receive Besivance royalty payments in April 2013, investment income has become a more substantial component of our income. The ability to achieve our investment objectives is affected by many factors, some of which are beyond our control. Our interest income will be affected by changes in interest rates, which are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. The outlook for our investment income is dependent on the future direction of interest rates and the amount of cash flows from operations, if any, that are available for investment. Any significant decline in our investment income or the value of our investments as a result of falling interest rates, deterioration in the credit of the securities in which we have invested or general market conditions, could harm our ability to liquidate our investments, our cash position and our income.

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

INSITE VISION INCORPORATED

Dated: August 14, 2013	by:	/s/ Louis Drapeau

Louis Drapeau
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Table

10.1*(1)	Second Amendment to License Agreement, entered into on June 20, 2013, by and between the InSite Vision and Inspire Pharmaceuticals.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from InSite Vision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

*	Confidential treatment has been requested for portions of this agreement.
(1)	Filed herewith.