Form 10-Q/A
period 2013-06-30
INSITE VISION INC
filed 2013-10-07
CIK 802724

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

EXPLANATORY NOTE

InSite Vision Incorporated (the “Company”) is filing this amendment no. 1, or this Amendment, to its quarterly report on Form 10-Q for the quarter ended June 30, 2013, or the Form 10-Q, originally filed with the Securities and Exchange Commission, or the Commission, on August 14, 2013. The purpose of this Amendment is to re-file Exhibit 10.1, which was originally filed with the Form 10-Q, to conform such exhibit to comments received from the staff of the Commission on the confidential treatment request filed by the Company with respect to Exhibit 10.1. Confidential treatment has been requested for certain portions of Exhibit 10.1. Omitted portions have been filed separately with the Commission.

This Amendment contains only the cover page to this Form 10-Q/A, this explanatory note, Item 6, the signature page, Exhibit 10.1, as amended, and Exhibits 31.1 and 31.2. No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Part II OTHER INFORMATION

Item 6. Exhibits.

The information required under this Item appears under the heading “Exhibit Index” of this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSITE VISION INCORPORATED

Dated: October 7, 2013	by:	/s/ Louis Drapeau
Louis Drapeau
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Table

10.1(1)	Second Amendment to License Agreement, entered into on June 20, 2013, by and between InSite Vision and Inspire Pharmaceuticals.

31.1(1)	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(3)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101(4)	The following materials from InSite Vision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

(1)	Filed herewith.
(2)	Previously filed on August 14, 2013 as Exhibit 32.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2013.
(3)	Previously filed on August 14, 2013 as Exhibit 32.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2013.
(4)	Previously furnished on August 14, 2013 as Exhibit 101 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2013.

4