Form 10-Q
period 2013-09-30
INSITE VISION INC
filed 2013-11-13
CIK 802724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 8, 2013
Common Stock, $0.01 par value per share	131,951,033 shares

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

InSite Vision Incorporated

Condensed Consolidated Balance Sheets

	September 30,	December 31,
(in thousands, except share data)	2013	2012
	(UNAUDITED)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$7,423	$1,323
Short-term investments	4,000	7,999
Accounts receivable	4,750	5,250
Prepaid expenses and other current assets	97	144

Total current assets	16,270	14,716
Property and equipment, net	340	377
Debt issuance costs, net	2,353	2,666

Total assets	$18,963	$17,759

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$383	$677
Accrued liabilities	957	1,535
Accrued compensation and related expense	1,057	1,134
Accrued royalties	903	1,104
Accrued interest	883	1,038
Non-recourse secured notes payable, current	2,849	10,395
Warrant liability	1,045	2,257

Total current liabilities	8,077	18,140
Non-recourse secured notes payable	41,282	41,488

Total liabilities	49,359	59,628

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized; 131,951,033 shares issued and outstanding at September 30, 2013 and December 31, 2012	1,320	1,320
Additional paid-in capital	165,314	164,615
Accumulated deficit	(197,030)	(207,804)

Total stockholders’ deficit	(30,396)	(41,869)

Total liabilities and stockholders’ deficit	$18,963	$17,759

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2012.

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012
Revenues:
Royalties	$4,750	$12,139	$14,760	$16,228
Sale of royalty rights, net	—	—	14,490	—
Other revenues	504	—	504	—

Total revenues	5,254	12,139	29,754	16,228

Expenses:
Research and development	2,526	2,600	9,370	11,397
General and administrative	1,279	1,623	4,356	4,389
Cost of revenues, principally royalties to third parties	130	313	382	764

Total expenses	3,935	4,536	14,108	16,550

Income (loss) from operations	1,319	7,603	15,646	(322)
Interest expense and other, net	(1,924)	(2,358)	(6,084)	(7,282)
Change in fair value of warrant liability	1,184	(103)	1,212	1,145

Net income (loss)	$579	$5,142	$10,774	$(6,459)

Net income (loss) per share:
Income (loss) per share - basic	$0.00	$0.04	$0.08	$(0.05)

Income (loss) per share - diluted	$0.00	$0.04	$0.08	$(0.05)

Weighted average shares used in per-share calculation:
- Basic	131,951	131,951	131,951	131,951

- Diluted	132,342	132,584	132,457	131,951

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(in thousands)	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$10,774	$(6,459)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80	70
Amortization of debt issuance costs	313	314
Stock-based compensation	699	673
Change in fair value of warrant liability	(1,212)	(1,145)
Changes in operating assets and liabilities:
Accounts receivable	500	(2,053)
Prepaid expenses and other current assets	47	(106)
Accounts payable	(294)	204
Accrued liabilities	(578)	309
Accrued compensation and related expense	(77)	—
Accrued royalties	(201)	110
Accrued interest	(155)	(98)

Net cash provided by (used in) operating activities	9,896	(8,181)

INVESTING ACTIVITIES:
Purchase of property and equipment	(43)	(104)
Decrease in short-term investments	3,999	12,500

Net cash provided by investing activities	3,956	12,396

FINANCING ACTIVITIES:
Payment of secured notes payable	(7,752)	(4,890)

Net cash used in financing activities	(7,752)	(4,890)

Net increase (decrease) in cash and cash equivalents	6,100	(675)
Cash and cash equivalents at beginning of period	1,323	1,900

Cash and cash equivalents at end of period	$7,423	$1,225

Supplemental disclosure of cash flow information:
Interest received	$4	$14

Interest paid	$5,929	$7,077

Income taxes paid	$1	$1

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Notes to Condensed Consolidated Financial Statements

September 30, 2013

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any future period.

The Company operates in one segment using one measure of profitability to manage its business. All of the Company’s long-lived assets are located in the United States. Revenues are primarily royalties from the North American license (as amended, the “Merck License”) of AzaSite to Merck & Co. (“Merck”) and royalties of Besivance from Bausch & Lomb. For the fiscal year ended September 30, 2012, the measurement period pursuant to the terms of the Merck License, the Company received $17 million in minimum royalties from Merck. For the fiscal year ended September 30, 2013, the Company expects to receive $19 million in minimum royalties from Merck. On June 20, 2013, the Company entered into an amendment (the “Amendment”) to its Merck License. The Amendment grants back to the Company, the right to develop and commercialize AzaSite Xtra™ in the United States and Canada. The Amendment also grants Merck the exclusive option, but not the obligation, to re-acquire the exclusive right to develop and commercialize AzaSite Xtra in the United States and Canada. The option can be exercised during the period commencing on the effective date of the Amendment and ending on the date that is ten (10) business days following the first regulatory approval of AzaSite Xtra in the United States, unless the Merck License is earlier terminated or has expired in accordance with its terms. Upon exercise of the option, Merck is required to pay the Company a one-time payment. In addition, in the event that Merck exercises the option, Merck will be obligated to pay the Company royalties on net sales of AzaSite Xtra consistent with the terms of the Merck License for so long as the Company remains indebted under certain non-recourse secured notes (the “AzaSite Notes”). In the event that the Company is no longer indebted under the AzaSite Notes, the Company has agreed to negotiate in good faith a separate royalty buy-down agreement with Merck with respect to AzaSite Xtra; provided that any modification to royalty payment obligations with respect to AzaSite Xtra would be subject to the Company and Merck reaching a subsequent agreement. For a further discussion of the AzaSite Notes, see Note 5.

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

On August 1, 2013, the Company and Legacy Partners I Alameda, LLC entered into the fifth amendment to the Company’s lease, dated September 1, 1996, which covers the Company’s space at 965 Atlantic Avenue and 2020 Challenger Drive, in Alameda, California. Under the terms of the amendment, (i) the term of the Company’s lease for the existing space was extended for an additional seven years, (ii) the existing space was expanded by approximately 5,000 square feet, commencing on January 1, 2015 or sooner at the option of the Company (iii) the Company is eligible to receive from Legacy Partners up to $1.3 million for leasehold improvements for both buildings, and (iv) certain other terms and provisions of the lease were modified. The amendment also grants the Company an option to renew the lease for an additional five-year term. Effective for the twelve months beginning June 1, 2013, the annual rent for the existing space is approximately $575,000 compared to $848,000 previously. If the lease of the expansion space commences prior to June 1, 2014, the annual rent for the expansion space will be approximately $92,000, and if the lease commences on or after June 1, 2014, the annual rent will be approximately $95,000. The amendment provides for an annual rent increase, of 4% or less, each year during the term of the lease.

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

Short-Term Investments

The Company’s investment policy is to limit the risk of principal loss of invested funds by generally attempting to limit market risk. Accordingly, as of September 30, 2013, the Company’s short-term investments of $4.0 million were invested in U.S. Treasury securities with original maturities of twelve months or less. They are classified as trading securities principally bought and held for the purpose of selling them in the near term with unrealized gains and losses included in earnings. As of September 30, 2013, the unrealized gain on these short-term investments was insignificant.

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

At September 30, 2013, $11.1 million of the Company’s cash and cash equivalents and short-term investments consisted of Level 1 U.S. Treasury-backed money market funds that are measured at fair value on a recurring basis.

The Company has debt, the AzaSite Notes, in the form of non-recourse, secured notes payable with a fixed interest rate, which constitute $44.1 million of Level 2 borrowings outstanding at September 30, 2013, measured at fair value on a nonrecurring basis, with an interest rate of 16%. At September 30, 2013, the Company’s debt was reflected in the accompanying unaudited condensed consolidated financial statements at face value. Due to a decline in, and uncertainty of, AzaSite earned royalty revenues, it is reasonably possible that the fair value of the debt has declined. However, any decline in value of this debt is not reasonably determinable at this time. For a further discussion of the AzaSite Notes, see Note 5.

As discussed above, the fair value of the warrant liability, determined using Level 3 criteria, was initially recorded on the grant date and remeasured at September 30, 2013 using the Black-Scholes Model, which requires inputs such as the remaining term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. A significant increase (decrease) of any of the subjective variables would result in a correlated increase (decrease) in the warrant liability and an inverse effect on net income (loss).

The fair value of the warrant liability was estimated using the following assumptions, as determined in accordance with the terms of the warrant agreements, at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Risk-free interest rate	0.6%	0.4%
Remaining term (years)	2.8	3.5
Expected dividends	0.0%	0.0%
Volatility	100.0%	100.0%

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

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2013 (in thousands):

Balance at December 31, 2012	$2,257
Net decrease in fair value of warrant liability on remeasurement	(1,212)

Balance at September 30, 2013	$1,045

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

The effect of recording stock-based compensation for the three and nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Stock-based compensation expense by type of award:
Employee stock options	$218	$216	$694	$617
Scientific Advisory Board stock options	3	22	5	56

Total stock-based compensation expense	$221	$238	$699	$673

Stock-based compensation included in expense line items in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Research and development	$82	$70	$249	$199
General and administrative	139	168	450	474

	$221	$238	$699	$673

During the nine months ended September 30, 2013 and 2012, the Company granted options to purchase 3,374,374 and 2,197,500 shares of common stock, respectively, with an estimated total grant date fair value of $752,000 and $738,000, respectively. Based on the Company’s historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 10% for its options for all periods disclosed. Accordingly, for the quarters ended September 30, 2013 and 2012, the Company estimated that the stock-based compensation for the awards not expected to vest was $289,000 and $255,000, respectively.

As of September 30, 2013, unrecorded deferred stock-based compensation balance related to stock options was $1.3 million and will be recognized over an estimated weighted-average amortization period of 2.3 years.

Valuation assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model using the graded-vesting method with the following weighted-average assumptions:

	Three months ended September 30,	Nine months ended September 30,
Stock Options	2013	2013	2012
Risk-free interest rate	1.5%	0.9%	0.8%
Expected term (years)	5	5	5
Expected dividends	0.0%	0.0%	0.0%
Volatility	92.3%	77.1%	90.7%

There are no valuation assumptions for the three months ended September 30, 2012 since the Company did not grant stock options.

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

The following is a summary of activity for the indicated periods:

	Number of shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	13,365,522	$0.42
Granted	3,374,374	0.32
Exercised	—	0.00
Forfeited	(225,000)	0.33
Expired	(43,433)	0.75

Outstanding at September 30, 2013	16,471,463	$0.40	7.38	$11

Options vested and expected to vest at September 30, 2013	15,924,041	$0.40	7.32	$11
Options exercisable at September 30, 2013	9,856,362	$0.42	6.56	$11

At September 30, 2013, the Company had 5,147,875 shares of common stock available for grant or issuance under its 2007 Plan. The weighted average grant date fair value of options granted during the nine months ended September 30, 2013 and 2012 was $0.22 and $0.34 per share, respectively. No options were exercised during the nine months ended September 30, 2013 and 2012.

Note 3. Net Income (Loss) per Share

Basic net income (loss) per share has been computed using the weighted-average number of common shares outstanding during the period. Dilutive net income (loss) per share was computed using the sum of the weighted average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options and warrants. Potentially dilutive securities have been excluded from the computation of diluted net income (loss) per share in 2013 and 2012 as their inclusion would be antidilutive. For the three months ended September 30, 2013 and 2012, respectively, 30,871,605 and 27,057,611 options and warrants were excluded from the calculation of diluted net loss per share because the effect was anti-dilutive. For the nine months ended September 30, 2013 and 2012, respectively, 30,757,165 and 27,690,399 options and warrants were excluded from the calculation of diluted net loss per share because the effect was anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended		Nine months ended
	September 30,		September 30,
( in thousands, except per share data)	2013	2012	2013	2012
Numerator:
Net income (loss)	$579	$5,142	$10,774	$(6,459)

Denominator:
Weighted-average shares outstanding	131,951	131,951	131,951	131,951
Effect of dilutive securities:
Stock options	391	633	506	—

Weighted-average shares outstanding for diluted income (loss) per share	132,342	132,584	132,457	131,951

Net income (loss) per share:
Basic	$0.00	$0.04	$0.08	$(0.05)

Diluted	$0.00	$0.04	$0.08	$(0.05)

Note 4. Warrant Liability

In July 2011, the Company completed a private placement financing transaction in which it sold shares of its common stock and warrants to purchase shares of its common stock. The Company sold a total of 36,978,440 shares of common stock, at a price of $0.60 per share, and issued warrants to purchase up to 14,791,376 shares of common stock. The warrants are exercisable at $0.75 per share and expire five years from the date of issuance. The private placement resulted in $22.2 million in gross proceeds and approximately $20.4 million in net proceeds to the Company after deducting placement agent fees, legal, accounting and other costs associated with the transaction. The Company used the net proceeds of the transaction to fund clinical trials and for general corporate purposes, including working capital.

As discussed in Note 1, the warrants issued in July 2011 include a provision that provides the warrant holders with an option to require the Company (or its successor) to purchase the warrants for cash in an amount equal to the Black-Scholes value in the event of a “Fundamental Transaction” (as defined in the warrant agreements). Accordingly, the fair value of the warrants at the issuance date was estimated using the Black-Scholes Model, as determined in accordance with the terms of the warrant agreements, and the Company recorded a warrant liability of $6.4 million in July 2011 and remeasured to $2.3 million, $2.2 million and $1.0 million at December 31, 2012, June 30, 2013 and September 30, 2013, respectively. The Company recorded a decrease to the warrant liability of approximately $1.2 million for both the three and nine months ended September 30, 2013, which was recognized as income in the Company’s Condensed Consolidated Statement of Operations. Additional disclosures regarding the assumptions used in calculating the fair value of the warrant liability are included in Note 1.

Note 5. Non-Recourse Secured Notes Payable

In February 2008, the Company’s wholly-owned subsidiary, Azithromycin Royalty Sub LLC (“AzaSite Royalty Sub”) completed a private placement of $60.0 million in aggregate principal amount of the AzaSite Notes, which are secured notes due in 2019. The annual interest rate on the notes is 16% with interest payable quarterly in arrears beginning May 15, 2008. The notes are secured by, and are repaid from, royalties due from Merck from net sales of AzaSite in the United States and Canada, including earned royalties and minimum royalty payments. The notes are non-recourse to the Company. When the AzaSite royalties received for any quarter exceed the interest payments and certain expenses due that quarter, the excess is applied to the repayment of principal of the notes until the notes have been paid in full. Any shortfalls on required interest payments may be paid by the Company at its option. The notes may be redeemed at the royalty subsidiary’s option at the current principal amount. As of September 30, 2013, $41.3 million of secured notes payable was classified as long-term and $2.8 million was classified as current.

Effective August 1, 2013, Merck ceased sales representative promotion of their ophthalmic products, including AzaSite, in the United States, which we believe will likely result in a further decline in our AzaSite earned royalties in future periods. On October 25, 2013, Merck made its last required minimum royalty payment. Based on current earned royalty levels, the earned royalties will not cover future required interest payments. The Company currently has no plan to make up any shortfall on these required interest payments. At the current level of AzaSite royalties, the royalty subsidiary will default on the notes during 2014. After default and assuming foreclosure by the noteholders on their collateral, the Company will lose all interest in AzaSite Royalty Sub and lose its right to receive AzaSite royalties in North America.

Note 6. Common Stock Warrants

The following table shows outstanding warrants as of September 30, 2013, all of which were issued in the July 2011 private placement financing transaction. All of the outstanding warrants have cashless exercise provisions in the event the registration statement registering the resale of the shares of common stock issuable upon exercise of the warrants is not effective or the prospectus forming a part of the registration statement is not current. All warrants are exercisable for common stock.

				Potential Proceeds if
Date Issued	Warrant Shares	Exercise Price	Expiration Date	Exercised for Cash
July 18, 2011	14,791,376	$0.75	July 18, 2016	$11,093,532

Note 7. Legal Proceedings

The Company is subject to various claims and legal actions during the ordinary course of its business.

In April 2011, the Company received a Notice Letter that Sandoz, Inc. or Sandoz, has filed an Abbreviated New Drug Application, or ANDA, with the U.S. Food and Drug Administration (FDA) seeking marketing approval for a 1% azithromycin ophthalmic solution, or the Sandoz Product, prior to the expiration of the five U.S. patents listed in the Orange Books for AzaSite, which include four of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Sandoz ANDA filing, Sandoz alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed upon by the Sandoz Product. On May 26, 2011, we, Merck and Pfizer filed a patent infringement lawsuit against Sandoz and related entities. The plaintiff companies agreed that Merck would take the lead in prosecuting this lawsuit. Before the trial, the patents involved in the litigation were limited to the one Pfizer patent and three of our patents. On October 4, 2013, the United States District Court for the District of New Jersey entered a Final Judgment in favor of us and the other plaintiffs finding all the asserted claims of the patents in the litigation valid and infringed by Sandoz and related entities. The Court Order specified that the effective date of any FDA approval of a Sandoz ANDA for generic 1% azithromycin ophthalmic solution products would be no earlier than the expiration date of the patents in the litigation. On November 4, 2013, Sandoz filed an appeal of this decision to the United States Court of Appeals for the Federal Circuit. We and the other plaintiffs intend to vigorously contest any Sandoz assertions that these patents should have been found not infringed, invalid or unenforceable.

In May 2013, the Company received a Notice Letter that Mylan Pharmaceuticals, Inc. or Mylan, has filed an ANDA with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution, or the Mylan Product, prior to the expiration of the U.S. patents listed in the Orange Books for AzaSite, which include three of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Mylan ANDA filing, Mylan alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed upon by the Mylan Product. On June 14, 2013, we, Merck and Pfizer filed a patent infringement lawsuit against Mylan and a related entity. The plaintiff companies have agreed that Merck will take the lead in prosecuting this lawsuit. The filing of this lawsuit triggered an automatic stay, or bar, of the FDA’s approval of the ANDA for up to 30 months or until a final district court decision of the infringement lawsuit, whichever comes first. We and the other plaintiffs intend to vigorously enforce our patent rights relating to AzaSite and vigorously contest any Mylan assertions that these patents are invalid or unenforceable.

On January 3, 2013, Janel Joseph and Mitchell Joseph III filed a complaint in circuit court in Fayette County, Kentucky against Bausch & Lomb and the Company alleging that Janel Joseph was injured when her physician treated her with the Bausch & Lomb product Besivance following a photorefractive keratectomy. The plaintiffs allege that the use was off-label but nonetheless marketed by the defendants. Ms. Joseph alleges loss of vision and Mr. Joseph, her husband, alleges loss of consortium. On February 1, 2013, Bausch & Lomb removed the case to the United States District Court for the Eastern District of Kentucky. On February 8, 2013, the defendants filed answers denying the allegations. Fact discovery closed on August 1, 2013. Dispositive motions are due on December 4, 2013. The plaintiffs to date have not made a specific claim for damages. A trial date has been set for July 2014.

There are currently no other claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

Note 8. Subsequent Events

The Company evaluated subsequent events through the date on which the financial statements were issued and determined that there were no subsequent events that required adjustments or disclosures to the financial statements for the quarter ended September 30, 2013.

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

•	AzaSite® (azithromycin ophthalmic solution) 1% is a DuraSite formulation of azithromycin, a broad spectrum ocular antibiotic approved by the FDA in April 2007 to treat bacterial conjunctivitis (pink eye). It was commercialized in the United States by Inspire Pharmaceuticals, Inc. (Inspire) beginning in August 2007. In May 2011, Merck & Co. (Merck) acquired Inspire and Inspire became a wholly-owned subsidiary of Merck. Merck is now responsible for commercializing AzaSite in North America. We receive a 25% royalty on net sales of AzaSite in North America, plus minimum royalties if applicable. On August 1, 2013, Merck notified us that it has ceased sales representative promotion of their ophthalmic products, including AzaSite, in the United States, effective immediately. According to the notice from Merck, the ophthalmic products, including AzaSite, will continue to be commercially available in the United States and physicians will be able to continue to prescribe the products for their patients.

•	Besivance® (besifloxacin ophthalmic suspension) 0.6% is a DuraSite formulation of besifloxacin, a broad spectrum ocular antibiotic approved by the FDA in May 2009 to treat bacterial conjunctivitis (pink eye). Besivance was developed by Bausch + Lomb Incorporated (Bausch & Lomb) and launched in the United States in the second half of 2009. In 2011, Besivance was launched internationally in select countries. Until its sale in April 2013, we received a middle single-digit royalty on net sales of Besivance globally. In April 2013, we sold the royalty payments on sales of Besivance, beginning on January 1, 2013, for $15 million at closing, with an additional $1 million payable in February 2014 if certain Besivance sales targets are met. Under the terms of the agreement, if the purchaser receives specified levels of total cash from the Besivance royalty, the royalty would be returned to us in whole or in part. Patent protection for Besivance in the United States expires in 2021.

•	AzaSite PlusTM (ISV-502) is a fixed combination of azithromycin and dexamethasone in DuraSite for the treatment of ocular inflammation and infection (blepharitis and/or blepharoconjunctivitis) for which there is no FDA approved indicated treatment. In November 2011, we initiated a Phase 3 clinical trial for this product candidate in blepharitis and completed patient enrollment in the clinical trial in September 2012. This study enrolled 907 patients and we announced top-line results in July 2013. AzaSite Plus did not meet the primary endpoint of complete resolution of all clinical signs and symptoms of blepharitis. However, AzaSite Plus did demonstrate statistically significant improvements in the disease’s clinical signs and symptoms at the end of treatment on Day 15. We continue to meet with the FDA to review the overall results of the clinical trial and determine the next steps in the development of this product candidate.

•	DexaSiteTM (ISV-305) is a DuraSite formulation of dexamethasone in development for the treatment of ocular inflammation. In November 2011, we initiated a Phase 3 clinical trial for this product candidate in blepharitis and completed patient enrollment in the clinical trial in September 2012. This study enrolled 907 patients and we announced top-line results in July 2013. DexaSite did not meet the primary endpoint of complete resolution of all clinical signs and symptoms of blepharitis. However, DexaSite did demonstrate statistically significant improvements in the disease’s clinical signs and symptoms at the end of treatment on Day 15. We continue to meet with the FDA to review the overall results of the clinical trial and determine the next steps in the development of this product candidate.

•	BromSiteTM (ISV-303) is a DuraSite formulation of bromfenac in development for the treatment of post-operative inflammation and eye pain. We initiated a Phase 1/2 clinical trial for this product candidate in August 2010 and we received positive top-line results from this study in the first quarter of 2011, which demonstrated the efficacy and safety of BromSite. In the third quarter of 2011, we completed an additional Phase 2 clinical trial to investigate the pharmacokinetics (PK) of BromSite in humans. We received positive top-line results that showed that the mean concentration of bromfenac in the aqueous humor of patients using BromSite was more than double compared to the currently available bromfenac eye product. In July 2012, we initiated a Phase 3 clinical trial for this product candidate and completed patient enrollment in November 2012. The BromSite Phase 3 clinical trial enrolled 268 patients undergoing cataract surgery in a two-arm trial designed to evaluate the efficacy and safety of BromSite against the DuraSite vehicle alone. In March 2013, we received positive top-line results from this Phase 3 clinical trial demonstrating statistically significant superiority compared to vehicle (p < 0.001) in alleviating ocular pain and inflammation among patients following cataract surgery. In May 2013, we initiated the second Phase 3 clinical trial for this product candidate, which was completed in November 2013 with 248 patients enrolled. We expect top-line results from this Phase 3 clinical trial before the end of 2013.

•	DuraSite 2® is our next-generation enhanced drug delivery system, which is designed to provide a broad platform for developing superior ophthalmic therapeutics. DuraSite 2 is based on the original DuraSite technology, and incorporates a cationic polymer to achieve sustained and enhanced ocular delivery of drugs. DuraSite 2 is designed to increase the tissue penetration for topically delivered ocular drugs with the aim of improved efficacy and dosing convenience. We obtained preclinical data from a comparative study that demonstrated superior drug retention and tissue penetration compared to DuraSite. In August 2013, the U.S. Patent and Trademark Office (USPTO) issued a patent on DuraSite 2. The patent provides protection to 2029 for both the delivery system and the drugs that are formulated with DuraSite 2. We plan to utilize the DuraSite 2 platform in the development of all future pipeline products. We plan to initiate a broad licensing program that provides access to industry partners through both exclusive and non-exclusive licensing and/or commercialization agreements.

•	ISV-101 is a DuraSite formulation with a low concentration of bromfenac for the treatment of dry eye disease. We filed an Investigational New Drug Application (IND) with the FDA for this product candidate in the first quarter of 2011. We plan to initiate a Phase 1/2 clinical trial for this product candidate, but no time period has been set.

Business Strategy.

Our business strategy consists of the following:

1.	Develop our pipeline of ocular product candidates. We seek to identify new product candidates from proven drugs that can be improved by formulation in DuraSite, which can substantially reduce the clinical risk involved in these product candidates. As appropriate, we plan to conduct preclinical and clinical testing of our product candidates.

2.	Partner our product candidates. When we deem it appropriate, we seek to partner with larger pharmaceutical companies to manufacture and market our products. Partnering agreements generally include upfront and milestone payments, as well as on-going royalty payments upon commercialization, payable to us.

Major Developments

Our major developments and events in 2013 included:

•	In March 2013, we completed the initial BromSite Phase 3 clinical trial with 268 patients enrolled and received positive top-line results;

•	In April 2013, we sold our rights to royalty payments relating to sales of Besivance, beginning on January 1, 2013, for $15 million at closing, with an additional $1 million payable in February 2014 if certain Besivance sales targets are met;

•	In June 2013, we regained the development rights for AzaSite Xtra from Merck;

•	In July 2013, we announced top-line results for the AzaSite Plus and DexaSite Phase 3 clinical trial. AzaSite Plus and DexaSite did not meet the primary endpoint of complete resolution of all clinical signs and symptoms of blepharitis. However, AzaSite Plus and DexaSite did demonstrate statistically significant improvements in the disease’s clinical signs and symptoms at the end of treatment on Day 15. We continue to meet with the FDA to review the overall results of the clinical trial and determine the next steps in the development these of product candidates;

•	In August 2013, the USPTO issued a patent on DuraSite 2 that provides protection to 2029 for both the delivery system and the drugs that are formulated with DuraSite 2;

•	In October 2013, we announced that the United States District Court for the District of New Jersey upheld all four of the patents protecting AzaSite in a patent infringement lawsuit against Sandoz, Inc. Sandoz filed an ANDA with the FDA in 2011 seeking to market a generic version of AzaSite before expiration of the patents covering AzaSite and its use. On November 4, 2013, Sandoz filed an appeal of this decision to the United States Court of Appeals for the Federal Circuit; and

•	In November 2013, we completed the second BromSite Phase 3 clinical trial with 248 patients enrolled. We expect top-line results from this Phase 3 clinical trial before the end of 2013.

Results of Operations

Revenues.

Our revenues for the three and nine months ended September 30, 2013 and 2012 were:

Revenues

(in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
AzaSite royalties	$4.8	$11.5	$14.3	$14.8
Besivance royalties	—	0.6	0.5	1.4
Sale of royalty rights, net	—	—	14.5	—
Other product and service revenues	0.5	—	0.5	—

Total	$5.3	$12.1	$29.8	$16.2

For the three months ended September 30, 2013 and 2012, AzaSite royalties included $1.1 million and $2.2 million, respectively, of royalties based on net sales, or earned royalties. Earned royalties on AzaSite decreased by 51% compared to the same period in 2012. For the three months ended September 30, 2013 and 2012, AzaSite royalties also included an additional $3.7 million and $9.3 million, respectively, in minimum royalty true-up payments from Merck. The decrease in minimum royalties was primarily driven by an amendment in the payment terms of the Merck License in August 2012. We amended the payment terms such that Merck will pay us, on a quarterly basis, the higher of the pro-rata annual minimum royalty or the earned royalty for 2012 and 2013. As such, Merck paid us an annual minimum royalty true-up payment in the three months ended September 30, 2012 compared to a quarterly pro-rata share in the same period of 2013. The required minimum royalty for the fiscal year ended September 30, 2013 and 2012, the measurement period pursuant to the terms of the Merck License, was $19 million and $17 million, respectively. Merck’s obligation to make minimum royalty payments terminated in September 2013 and Merck’s obligation to pay earned royalties may be suspended upon the occurrence of certain events, such as a requirement by the FDA or other governmental agency to suspend the marketing of AzaSite or withdraw it from the market in the United States. Given Merck’s notification that it has ceased sales representative promotion of their ophthalmic products, including AzaSite, in the United States effective August 1, 2013, we believe that our AzaSite earned royalties may decline further in future periods. See “Liquidity and Capital Resources,” below, and Note 5 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Revenues in the three months ended September 30, 2013 also included $0.5 million from manufacturing equipment rental and the sale of bulk drug to Merck.

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

For the nine months ended September 30, 2013 and 2012, AzaSite royalties included $3.8 million and $5.5 million, respectively, of earned royalties. Earned royalties on AzaSite declined by 30% compared to the same period in 2012. For the nine months ended September 30, 2013 and 2012, AzaSite royalties also included an additional $10.5 million and $9.3 million, respectively, in minimum royalty true-up payments from Merck. The increase in minimum royalties was driven by an increase in the required minimum royalty to $19 million for the fiscal year ended September 30, 2013 from $17 million for the fiscal year ended September 30, 2012. For the nine months ended September 30, 2013, we recorded $14.5 million from the sale of the rights to receive royalty payments on sales of Besivance, beginning on January 1, 2013. Revenues in the nine months ended September 30, 2013 also included $0.5 million from manufacturing equipment rental and the sale of azithromycin to Merck.

Research and development expenses.

Our research and development (R&D) expenses for the three and nine months ended September 30, 2013 and 2012 were:

R&D Cost by Program

(in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
Program	2013	2012	2013	2012
BromSite	$1.1	$0.3	$3.5	$1.5
AzaSite Plus/DexaSite	—	0.9	1.2	5.2
New products and other	—	—	0.1	0.3
Programs—non-specific	1.4	1.4	4.6	4.4

Total	$2.5	$2.6	$9.4	$11.4

For the three and nine months ended September 30, 2013, our BromSite program expenses were primarily related to costs of our Phase 3 clinical trials. For the first Phase 3 clinical trial, we completed patient enrollment in November 2012 with 268 patients and received positive top-line results in March 2013. In May 2013, we initiated the second Phase 3 clinical trial for BromSite and completed patient enrollment in September 2013 with 248 patients enrolled. Our AzaSite Plus/DexaSite program expenses were primarily related to costs for our Phase 3 clinical trial. We completed patient enrollment for the AzaSite Plus/DexaSite clinical trials in September 2012 and enrolled 907 patients. In July 2013, we announced top-line results for the AzaSite Plus and DexaSite Phase 3 clinical trial. AzaSite Plus and DexaSite did not meet the primary endpoint of complete resolution of all clinical signs and symptoms of blepharitis. However, AzaSite Plus and DexaSite did demonstrate statistically significant improvements in the chronic disease’s clinical signs and symptoms at the end of treatment on Day 15. We continue to meet with the FDA to review the overall results of the clinical trial and to determine the next steps in the development of these product candidates. Non-specific program costs, which comprised facility, internal personnel and stock-based compensation costs, are not allocated to a specific development program. In addition, we expect to incur additional R&D expense to develop new product candidates.

For the three and nine months ended September 30, 2012, our BromSite program expenses were primarily related to costs of our first Phase 3 clinical trial. Our AzaSite Plus/DexaSite program expenses were primarily related to costs for our Phase 3 clinical trial.

General and administrative expenses.

General and administrative expenses for the three months ended September 30, 2013 and 2012 were $1.3 million and $1.6 million, respectively. In 2012, we incurred higher legal expenses pertaining to patent litigation with the Regents of the University of California. General and administrative expenses for both the nine months ended September 30, 2013 and 2012 were $4.4 million.

Cost of revenues.

Cost of revenues for the three months ended September 30, 2013 and 2012 were $0.1 million and $0.3 million, respectively. Cost of revenues for the nine months ended September 30, 2013 and 2012 were $0.4 million and $0.8 million, respectively. Cost of revenues in 2012 consisted of royalties to Pfizer and another third party. In 2013, we were not required to pay royalties to the other third party, which resulted in lower cost of revenues in the 2013 period. The decline in cost of revenues was also caused by a decline in net sales of AzaSite.

Interest expense and other, net.

Interest expense and other, net, for the three months ended September 30, 2013 and 2012 was an expense of $1.9 million and $2.4 million, respectively. Interest expense and other, net, for the nine months ended September 30, 2013 and 2012 was an expense of $6.1 million and $7.3 million, respectively. Interest expense included interest expense on our subsidiary’s secured notes (the “AzaSite Notes”) due in 2019 , which were issued in February 2008, and related amortization of the debt issuance costs incurred from our subsidiary’s issuance of the AzaSite Notes. Interest expense decreased in the 2013 periods as a result of payments of principal on the notes.

Change in fair value of warrant liability.

Change in fair value of warrant liability was income of $1.2 million and expense of $0.1 million for the three months ended September 30, 2013 and 2012, respectively. Change in fair value of warrant liability was income of $1.2 million and $1.1 million for the nine months ended September 30, 2013 and 2012, respectively. The non-cash other income was primarily driven by a decrease in our stock price, which directly impacts the fair value of our warrant liability.

Liquidity and Capital Resources

In recent years, we have financed our operations primarily through private placements, debt financings and payments from corporate collaborations. At September 30, 2013, our cash and cash equivalents and short-term investments were $7.4 million and $4.0 million, respectively. It is our policy to invest our cash and cash equivalents and short-term investments in highly liquid securities, such as interest-bearing money market funds, treasury and federal agency notes. The current uncertain credit markets may affect the liquidity of such money market funds or other cash investments.

Our subsidiary is dependent on royalties from Merck on net sales of AzaSite to meet its payment obligations under the AzaSite Notes. Given (i) the current level of AzaSite net sales in the United States, (ii) Merck’s notification that it has ceased sales representative promotion of their ophthalmic products, including AzaSite, in the United States effective August 1, 2013, which we believe will likely result in a further decline in our AzaSite earned royalties in future periods, and (iii) that our minimum royalties from Merck terminated on September 30, 2013 with the last minimum royalty payment received from Merck on October 25, 2013, we believe our subsidiary will default on the AzaSite Notes during 2014. After default and assuming foreclosure by the noteholders on their collateral, we will lose all of our interest in our subsidiary and our right to receive AzaSite royalties in North America. For a further discussion of the AzaSite Notes, see Note 5 of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Net cash provided by operating activities was $9.9 million for the nine months ended September 30, 2013. Net cash used in operating activities was $8.2 million for the nine months ended September 30, 2012. In 2013 and 2012, we incurred approximately $4.7 million and $6.7 million, respectively, in direct costs related to our Phase 3 clinical trials for AzaSite/DexaSite and BromSite. In April 2013, we sold the rights to receive royalty payments on sales of Besivance, beginning on January 1, 2013, for $15 million at closing, with an additional $1 million payable in February 2014 if certain Besivance sales targets are met. Under the terms of the agreement, if the purchaser receives specified levels of total cash from the Besivance royalty, the royalty would be returned to us in whole or in part. Patent protection for Besivance in the United States expires in 2021.

Net cash provided by investing activities was $4.0 million and $12.4 million for the nine months ended September 30, 2013 and 2012, respectively. We converted short-term investments to cash and cash equivalents to fund operating and financing activities.

Net cash used in financing activities for the nine months ended September 30, 2013 and 2012 reflected the principal payments of $7.8 million and $4.9 million, respectively, on the AzaSite Notes.

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

We have debt, the AzaSite Notes, in the form of non-recourse, secured notes payable with fixed interest rates. As a result, our exposure to market risk caused by fluctuations in interest rates is minimal. We had $44.1 million in borrowings outstanding as of September 30, 2013, with a fixed interest rate of 16%. If market interest rates increase by 10% from the September 30, 2013 levels, it would not result in an increase in interest expense. At September 30, 2013, our debt was reflected in the accompanying unaudited condensed consolidated financial statements at face value. Due to a decline in, and uncertainty of, AzaSite earned royalty revenues, it is reasonably possible that the fair value of the debt has declined. However, any decline in value of this debt is not reasonably determinable at this time.

The securities in our investment portfolio are not leveraged and are subject to minimal interest rate risk. Due to their original maturities of twelve months or less, the securities are classified as cash and cash equivalents or short-term investments. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio. While a hypothetical decrease in market interest rates by 10% from the September 30, 2013 levels would cause a decrease in interest income, it would not likely result in loss of principal.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is subject to various claims and legal actions during the ordinary course of its business.

In April 2011, the Company received a Notice Letter that Sandoz, Inc. or Sandoz, has filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution, or the Sandoz Product, prior to the expiration of the five U.S. patents listed in the Orange Books for AzaSite, which include four of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Sandoz ANDA filing, Sandoz alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed upon by the Sandoz Product. On May 26, 2011, we, Merck and Pfizer filed a patent infringement lawsuit against Sandoz and related entities. The plaintiff companies agreed that Merck would take the lead in prosecuting this lawsuit. Before the trial, the patents involved in the litigation were limited to the one Pfizer patent and three of our patents. On October 4, 2013, the United States District Court for the District of New Jersey entered a Final Judgment in favor of us and the other plaintiffs finding all the asserted claims of the patents in the litigation valid and infringed by Sandoz and related entities. The Court Order specified that the effective date of any FDA approval of a Sandoz ANDA for generic 1% azithromycin ophthalmic solution products would be no earlier than the expiration date of the patents in the litigation. On November 4, 2013, Sandoz filed an appeal of this decision to the United States Court of Appeals for the Federal Circuit. We and the other plaintiffs intend to vigorously contest any Sandoz assertions that these patents should have been found not infringed, invalid or unenforceable.

In May 2013, the Company received a Notice Letter that Mylan Pharmaceuticals, Inc. or Mylan, has filed an ANDA with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution, or the Mylan Product, prior to the expiration of the U.S. patents listed in the Orange Books for AzaSite, which include three of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Mylan ANDA filing, Mylan alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed upon by the Mylan Product. On June 14, 2013, we, Merck and Pfizer filed a patent infringement lawsuit against Mylan and a related entity. The plaintiff companies have agreed that Merck will take the lead in prosecuting this lawsuit. The filing of this lawsuit triggered an automatic stay, or bar, of the FDA’s approval of the ANDA for up to 30 months or until a final district court decision of the infringement lawsuit, whichever comes first. We and the other plaintiffs intend to vigorously enforce our patent rights relating to AzaSite and vigorously contest any Mylan assertions that these patents are invalid or unenforceable.

On January 3, 2013, Janel Joseph and Mitchell Joseph III filed a complaint in circuit court in Fayette County, Kentucky against Bausch & Lomb and the Company alleging that Janel Joseph was injured when her physician treated her with the Bausch & Lomb product Besivance following a photorefractive keratectomy. The plaintiffs allege that the use was off-label but nonetheless marketed by the defendants. Ms. Joseph alleges loss of vision and Mr. Joseph, her husband, alleges loss of consortium. On February 1, 2013, Bausch & Lomb removed the case to the United States District Court for the Eastern District of Kentucky. On February 8, 2013, the defendants filed answers denying the allegations. Fact discovery closed on August 1, 2013. Dispositive motions are due on December 4, 2013. The plaintiffs to date have not made a specific claim for damages. A trial date has been set for July 2014.

There are currently no other claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

Item 1A.	Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in our quarterly report on Form 10-Q for the quarter ended June 30, 2013.

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

We need to raise additional funds in the near future, which could be difficult to obtain or could dilute the value and rights of our common stock, and if not obtained in satisfactory amounts, may prevent us from developing our products, conducting clinical trials or otherwise taking advantage of future opportunities or growing our business, any of which could harm our business

We will need to raise additional funds in the near future through equity, public or private debt, sale of assets or other arrangements, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. The current worldwide financing environment is challenging, particularly for smaller capitalized businesses such as ours, which combined with the results of our AzaSite Plus/DexaSite Phase 3 trial, challenges in our relationship with Merck and our subsidiary’s likely default under the AzaSite Notes given the current level of AzaSite earned royalties, could make it more difficult for us to raise funds on reasonable terms, or at all. If we issue additional equity securities, our stockholders will experience dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we raise funds through debt, we will have to pay interest and may be subject to restrictive covenants, which would restrict operating flexibility and could harm our business. If we cannot raise sufficient funds on acceptable terms, if and when needed, we may be forced to significantly scale back on operations and may not be able to develop our products, conduct clinical trials, have the financial strength and leverage to negotiate favorable terms with potential marketing partners, market our products, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated industry changes, any of which could harm our business.

We have a history of operating losses and we expect to continue to have losses in the future

We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that failed to achieve clinical end points or did not prove to have commercial potential. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties or other revenues from sales of our products. Attaining significant revenue or profitability depends upon our ability, alone or with third parties, to develop our potential products successfully, conduct clinical trials, obtain required regulatory approvals and manufacture and market our products successfully. We may not ever achieve or be able to maintain significant revenue or profitability, including with respect to AzaSite, our lead product which has experienced declining sales in the United States, which we believe will likely decline further given Merck’s termination of sales representative promotion of their ophthalmic products, including AzaSite, in the United States, effective August 1, 2013. In addition, our right to receive minimum royalties from Merck terminated in September 2013. AzaSite has not been commercially launched outside the United States.

Clinical trials are expensive, time-consuming and difficult to design, enroll and implement and there can never be any assurance that the results of such clinical trials will be favorable

Human clinical trials for our product candidates are very expensive and difficult to design, enroll and implement, in part because they are subject to rigorous regulatory requirements. A significant portion of our operating expenses in the nine months ended September 30, 2013 was incurred on our AzaSite Plus/DexaSite Phase 3 clinical trial and BromSite Phase 3 clinical trial. Despite the significant time, expense and resources devoted to the trial, the AzaSite Plus/DexaSite Phase 3 clinical trial did not meet its clinical endpoints as required by the FDA and the future development of these product candidates is uncertain. The clinical trial process is also time-consuming. We may experience difficulties or delays in enrolling our clinical trials, which can delay the trials and our ability to obtain ultimate approval of our product candidates. In addition, we require various clinical materials to conduct our clinical trials and any unavailability or delay in our ability to obtain these materials may delay our trials, cause them to be more expensive or preclude us from completing these trials, which would harm our ability to obtain approval for our product candidates and therefore harm our business. We estimate that any particular clinical trial may take over a year to complete and will be very expensive. Furthermore, we could encounter problems that might cause us to abandon or repeat clinical trials resulting in additional expense, further delays and potentially preventing the completion of such trials. The commencement and completion of clinical trials may be delayed or terminated due to several factors, including, among others:

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

The commercial success of our products is dependent on the diligent efforts of our corporate collaborators

Because we generally rely on third parties for the marketing and sale of our products, revenues that we receive will be highly dependent on the efforts and success of these third parties. We received notice effective August 1, 2013, that our partner Merck has ceased sales representative promotion of their ophthalmic products, including AzaSite, in the United States. Prior to Merck’s notice and since Merck’s acquisition of Inspire, the monthly prescriptions and our earned royalty revenues on net sales of AzaSite by Merck had decreased significantly. While we believe AzaSite will continue to be commercially available in the United States and physicians will be able to continue to prescribe AzaSite, we believe that our AzaSite earned royalties will likely decline further in future periods. In addition, our partners, including Merck, may terminate their relationships with us and/or may not diligently or successfully market or sell our products. These partners may also emphasize sales and marketing of their own or other products or pursue alternative or competing technologies or develop alternative products either on their own or in collaboration with others, including our competitors. In addition, marketing consultants and contract sales organizations that we use for our products may market products that compete with our products and we must rely on their efforts and ability to market and sell our products effectively.

If we fail to enter into future collaborations or our current collaborations are terminated, we will need to enter into new collaborations or establish our own sales and marketing organization

We may not be able to enter into or maintain collaborative arrangements with third parties, including Merck. If we are not successful in entering into future collaborations or maintaining our existing collaborations, we may be required to find new corporate collaborators or establish our own sales and marketing organization. We do not have a long-standing relationship with Merck and, effective August 1, 2013, we received notice that Merck has ceased sales representative promotion of their ophthalmic products, including AzaSite, in the United States. Prior to this notice, the number of monthly prescriptions and sales of AzaSite have significantly declined. While to this point the minimum royalty payments from Merck have made up for this decline, Merck’s minimum royalty payment obligations terminated in September 2013. Merck’s obligation to pay earned royalties may be suspended upon the occurrence of certain events, such as a requirement by the FDA or other governmental agency to suspend the marketing of AzaSite or withdraw it from the market in the United States or if we are unable to obtain commercial quantities of AzaSite for Merck to market and sell. Given Merck’s termination of its sales representative promotion of its ophthalmic products, including AzaSite, in the United States, effective August 1, 2013, we believe that our AzaSite earned royalties will likely decline further in future periods. If the Merck License is terminated, we will have to find a new marketing partner or market AzaSite ourselves. There can be no assurance that any new partnership would be possible or on similar terms as the Merck License or that it would be successful. We have no experience in sales, marketing or distribution and establishing such an organization would be costly. Moreover, there is no guarantee that a sales and marketing organization established by us would be successful. If we are unable to maintain existing collaborations, enter into additional collaborations or successfully market our products ourselves, our revenues and financial results would be significantly harmed.

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

In April 2011, we received a letter (Notice Letter) from Sandoz, Inc. (Sandoz) providing notice that Sandoz has filed an Abbreviated New Drug Application (ANDA) with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution (Sandoz Product) prior to the expiration of the five U.S. patents listed in the Orange Books for AzaSite which include four of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Sandoz ANDA filing, Sandoz alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed by the Sandoz Product. On May 26, 2011, we, Merck and Pfizer filed a patent infringement lawsuit against Sandoz and related entities. The plaintiff companies have agreed that Merck will take the lead in prosecuting this lawsuit. Merck, with the assistance of Pfizer and us, will vigorously defend the five U.S. patents related to AzaSite. We own four U.S. patents covering AzaSite and its use, and have an exclusive license to a Pfizer-owned azithromycin patent. The filing of this lawsuit triggered an automatic stay, or bar, of the FDA’s approval of the ANDA for up to 30 months or until a final district court decision of the infringement lawsuit, whichever comes first. We believe that our four patents and the Pfizer patent were properly prosecuted with the USPTO and are valid, and that three of these patents will provide AzaSite with exclusivity until March 2019. Before the trial, the patents involved in the litigation were limited to the one Pfizer patent and three of our patents. On October 4, 2013, the United States District Court for the District of New Jersey entered a Final Judgment in favor of us and the other plaintiffs finding all the asserted claims of the patents in the litigation valid and infringed by Sandoz and related entities. The Court Order specified that the effective date of any FDA approval of a Sandoz ANDA for generic 1% azithromycin ophthalmic solution products would be no earlier than the expiration date of the patents in the litigation. The time period for Sandoz to file an appeal of this decision has not yet lapsed. If Sandoz appeals, we and the other plaintiffs intend to vigorously contest any Sandoz assertions that these patents should have been found not infringed, invalid or unenforceable. An adverse decision on the issues of validity or enforceability on any such appeal would significantly harm our royalty revenue stream from AzaSite.

In May 2013, we received a Notice Letter that Mylan Pharmaceuticals, Inc. or Mylan, has filed an ANDA with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution, or the Mylan Product, prior to the expiration of the U.S. patents listed in the Orange Books for AzaSite, which include three of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Mylan ANDA filing, Mylan alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed upon by the Mylan Product. On June 14, 2013, we, Merck and Pfizer filed a patent infringement lawsuit against Mylan and a related entity. The plaintiff companies have agreed that Merck will take the lead in prosecuting this lawsuit. The filing of this lawsuit triggered an automatic stay, or bar, of the FDA’s approval of the ANDA for up to 30 months or until a final district court decision of the infringement lawsuit, whichever comes first. We and the other plaintiffs intend to vigorously enforce our patent rights relating to AzaSite and vigorously contest any Mylan assertions that these patents are invalid or unenforceable.

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

We may lose our interest in our royalty subsidiary and the potential to receive future royalty payments, or we may be required to pay damages for breaches of representations, warranties or covenants under certain of the AzaSite Note financing agreements

In February 2008, through a wholly-owned subsidiary, we issued $60 million in aggregate principal amount of AzaSite Notes, which are secured principally by royalty payments from future sales of AzaSite in North America, but not the right to receive such payments and by a pledge by us of all the outstanding equity interest in our subsidiary. The AzaSite Notes issued by our subsidiary will be repaid, if at all, solely from royalties on net sales of AzaSite in the United States and Canada by Merck under the Merck License. Merck has full control of all promotional, sales and marketing activities for AzaSite in the United States and Canada, and has sole control over the pricing of AzaSite. On August 1, 2013, Merck notified us that it has ceased sales representative promotion of its ophthalmic products, including AzaSite, in the United States effective immediately. Prior to Merck’s notice, the monthly prescriptions and our earned royalties on net sales of AzaSite had declined since Merck took over marketing and sales of AzaSite after its acquisition of Inspire. While the minimum royalty payments from Merck have made up for this decline, such minimum royalties will not be sufficient for our subsidiary to meet its payment obligations under the AzaSite Notes and Merck’s minimum royalty obligations terminated in September 2013. Given Merck’s termination of its sales representative promotion of AzaSite, we believe that our AzaSite earned royalties will likely decline further in future periods, which, combined with the termination of Merck’s minimum royalty obligations in September 2013, will result in an event of default under the indenture governing the AzaSite Notes in 2014.

If the AzaSite royalty payments are insufficient to repay the AzaSite Notes or if an event of default occurs under the indenture governing the AzaSite Notes, in certain circumstances, we could make payments on the AzaSite Notes out of our own cash resources to avoid a default by our subsidiary on the AzaSite Notes. We currently have no intention of using our cash resources to make payments on the AzaSite Notes on behalf of our subsidiary. Failure to pay amounts due on the AzaSite Notes will result in an event of default under the indenture, giving the right, but not the obligation, to the AzaSite noteholders to exercise their contractual remedies pursuant to the indenture in 2014. Once an event of default occurs, the noteholders could seek available remedies, including foreclosure on our subsidiary and the right to receive royalty payments, which would preclude us from receiving future revenue from sales of AzaSite and result in loss of our rights under the Merck License and therefore our ability to license AzaSite in North America. In addition, in connection with the issuance of the AzaSite Notes, we have made certain representations, warranties and covenants to our subsidiary and the holders of the AzaSite Notes (Noteholders). If we breach these representations, warranties or covenants, such breach could trigger an event of default under the indenture and we could also be liable to our subsidiary or the Noteholders for substantial damages in respect of any such breach, which could harm our financial condition and ability to conduct our business as currently planned. See Note 5 of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 7 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 for a more complete description of the terms of the AzaSite Notes.

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

The failure to successfully market and commercialize AzaSite would harm sales of AzaSite and, therefore, would delay or prevent repayment of the AzaSite Notes, which would delay or prevent us from receiving future revenue from sales of AzaSite and result in loss of our rights under the Merck License and therefore our ability to license AzaSite in North America

The success of the commercialization of AzaSite and the timely repayment of the AzaSite Notes will depend on a number of factors, including, among others:

•	the scope of Merck’s marketing of AzaSite in the United States;

•	Merck’s commitment to continuing the Merck License with us and resolving the issues raised in our dispute notice;

•	Merck’s deployment of resources to market and sell AzaSite or lack thereof;

•	Merck’s marketing efforts outside of ophthalmologists;

•	Merck’s pricing decisions regarding AzaSite;

•	Merck’s marketing and selling of any current or future competing products;

•	Merck’s ability to compete against competitors;

•	the discovery of any side effects or negative efficacy findings for AzaSite;

•	product recalls or product liability claims relating to AzaSite;

•	the introduction of generic competition;

•	the extent to which competing products for the treatment of bacterial conjunctivitis obtain more favorable formulary status than AzaSite; and

•	the relevant parties’ ability to adequately maintain or enforce the intellectual property rights relevant to AzaSite.

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

Management and principal stockholders may be able to exert significant control on matters requiring approval by our stockholders

As of September 30, 2013, our management and principal stockholders (those owning more than 5% of our outstanding shares) together beneficially owned approximately 53% of our shares of common stock. As a result, our management and principal stockholders, acting together or individually, may be able to exert significant control on matters requiring approval by our stockholders, including the election of all or at least a majority of our Board of Directors, the approval of amendments to our charter, and the approval of business combinations and certain financing transactions. In September 2008, a group of our stockholders prevailed in a proxy contest that resulted in the replacement of all members of our Board of Directors.

The market prices for securities of biopharmaceutical and biotechnology companies such as ours have been and are likely to continue to be highly volatile due to reasons that are related and unrelated to our operating performance and progress; we have not paid dividends in the past and do not anticipate doing so in the future

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances, the status of our relationships or proposed relationships with third-party collaborators, including Merck, our subsidiary’s ability to repay amounts due under or default on the AzaSite Notes, the results of testing and clinical trials, future sales of equity or debt securities by us, the exercise of outstanding options and warrants that could result in dilution to our current holders of common stock, developments in our patents or other proprietary rights or those of our competitors, our failure to meet analyst expectations, any litigation regarding the same, technological innovations or new therapeutic products, governmental regulation, or public concern as to the safety of products developed by us or others and general market conditions concerning us, our competitors or other biopharmaceutical companies may have a significant effect on the market price of our common stock. For example, in the twelve months ended September 30, 2013, our closing stock price fluctuated from a high of $0.39 to a low of $0.17. Such fluctuations can lead to securities class action litigation and make it difficult to obtain financing. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

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

We face the risk of a decrease in our cash balances and losses in our investment portfolio

Our investment policy is structured to limit credit risk and manage interest rate risk. By policy, we only invest in what we view as very high quality debt securities, such as U.S. government securities. However, the recent uncertainties in the credit markets, including the recent downgrade by Standard & Poor’s of the U.S. debt rating, could negatively affect our ability to liquidate our positions in securities that we currently believe constitute high quality investments and could also result in the loss of some or all of our principal if the issuer of such securities defaults on its credit obligations. Following completion of our $60.0 million financing in February 2008, our $22.2 million financing in July 2011 and our receipt of $15 million from the sale of the rights to receive Besivance royalty payments in April 2013, investment income has become a more substantial component of our income. The ability to achieve our investment objectives is affected by many factors, some of which are beyond our control. Our interest income will be affected by changes in interest rates, which are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. The outlook for our investment income is dependent on the future direction of interest rates and the amount of cash flows from operations, if any, that are available for investment. Any significant decline in our investment income or the value of our investments as a result of falling interest rates, deterioration in the credit of the securities in which we have invested or general market conditions, could harm our ability to liquidate our investments, our cash position and our income.

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

INSITE VISION INCORPORATED

Dated: November 13, 2013	by:	/s/ Louis Drapeau
Louis Drapeau
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Table

10.1	Amendment No. 5 to Marina Village Office Tech Lease, dated August 1, 2013.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from InSite Vision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements.