Form 10-K
period 2013-12-31
INSITE VISION INC
filed 2014-03-31
CIK 802724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of registrant’s Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of June 30, 2013 was approximately $25,667,000 (based upon the closing sale price of the Common Stock on the last business day of the registrant’s most recently completed second fiscal quarter). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the Common Stock have been excluded from such calculation as such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock, $0.01 par value, outstanding as of March 26, 2014: 131,951,033

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2014 annual meeting of stockholders are incorporated by reference into Part III hereof.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

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

•

AzaSite® (azithromycin ophthalmic solution) 1% is a DuraSite formulation of azithromycin, a broad spectrum ocular antibiotic approved by the United States Food and Drug Administration (FDA) in April 2007 to treat bacterial conjunctivitis (pink eye). It was commercialized in the United States by Inspire Pharmaceuticals, Inc. (Inspire) beginning in August 2007. In May 2011, Merck & Co. (Merck) acquired Inspire and Inspire became a wholly-owned subsidiary of Merck. In November 2013, Akorn, Inc. (Akorn) acquired Inspire from Merck and Inspire became a wholly-owned subsidiary of Akorn. Akorn is now responsible for commercializing AzaSite in North America. We receive a 25% royalty on net sales of AzaSite in North America and we received minimum royalties until September 2013.

•

Besivance® (besifloxacin ophthalmic suspension) 0.6% is a DuraSite formulation of besifloxacin, a broad spectrum ocular antibiotic approved by the FDA in May 2009 to treat bacterial conjunctivitis (pink eye). Besivance was developed by Bausch + Lomb Incorporated (Bausch & Lomb) (wholly-owned by Valeant Pharmaceuticals International, Inc. (Valeant) as of August 2013) and launched in the United States in the second half of 2009. In 2011, Besivance was launched internationally in select countries. Until we sold the Besivance royalty rights in April 2013, we received a middle single-digit royalty on net sales of Besivance globally. In April 2013, we sold the rights to receive royalty payments on sales of Besivance, beginning on January 1, 2013, for $15 million at closing, with an additional $1 million paid in February 2014 after certain 2013 Besivance sales targets were met. Under the terms of the agreement, if the purchasers receive specified levels of total cash from the Besivance royalty, the royalty would be returned to us in whole or in part. Patent protection for Besivance in the United States expires in 2021.

•

AzaSite PlusTM is a fixed combination of azithromycin and dexamethasone in DuraSite for the treatment of ocular inflammation and infection (blepharitis and/or blepharoconjunctivitis) for which there is no FDA approved indicated treatment. In November 2011, we initiated a Phase 3 clinical trial for this product candidate in blepharitis and completed patient enrollment in the clinical trial in September 2012. This study enrolled 907 patients and we announced top-line results in July 2013. AzaSite Plus did not meet the primary endpoint of complete resolution of all clinical signs and symptoms of blepharitis. However, AzaSite Plus did demonstrate statistically significant improvements in the disease’s clinical signs and symptoms at the end of treatment on Day 15. We continue to meet with the FDA to review the overall results of this clinical trial and determine the next steps in the development of this product candidate.

•

DexaSiteTM is a DuraSite formulation of dexamethasone in development for the treatment of ocular inflammation. In November 2011, we initiated a Phase 3 clinical trial for this product candidate in blepharitis and completed patient enrollment in the clinical trial in September 2012. This study enrolled 907 patients and we announced top-line results in July 2013. DexaSite did not meet the primary endpoint of complete resolution of all clinical signs and symptoms of blepharitis. However, DexaSite did demonstrate statistically significant improvements in the disease’s clinical signs and symptoms at the end of treatment on Day 15. We continue to meet with the FDA to review the overall results of this clinical trial and determine the next steps in the development of this product candidate. In November 2013, the FDA approved the protocol for Phase 3 clinical trials in the use of DexaSite for the prevention of inflammation and eye pain in ocular surgery.

•

BromSiteTM is a DuraSite formulation of bromfenac in development for the prevention of post-operative inflammation and eye pain. We initiated a Phase 1/2 clinical trial for this product candidate in August 2010 and we received positive top-line results from this study in the first quarter of 2011, which demonstrated the efficacy and safety of BromSite. In the third quarter of 2011, we completed an additional Phase 2 clinical trial to investigate the pharmacokinetics (PK) of BromSite in humans. We received positive top-line results that showed that the mean concentration of bromfenac in the aqueous humor of patients using BromSite was more than double compared to the currently available bromfenac eye product. In July 2012, we initiated a Phase 3 clinical trial for this product candidate and completed patient enrollment in November 2012. The BromSite Phase 3 clinical trial enrolled 268 patients undergoing cataract surgery in a two-arm trial designed to evaluate the efficacy and safety of BromSite against the DuraSite vehicle alone. In March 2013, we received positive top-line results from this Phase 3 clinical trial demonstrating statistically significant superiority compared to vehicle (p < 0.001) in alleviating ocular pain and inflammation among patients following cataract surgery. In May 2013, we initiated the second Phase 3 clinical trial for this product candidate, which was completed in November 2013 with 248 patients enrolled. We received positive top-line results from this confirmatory Phase 3 clinical trial in December 2013. We plan to file an NDA in the second half of 2014 for this product candidate.

•

DuraSite® 2 is our next-generation enhanced drug delivery system, which is designed to provide a broad platform for developing superior ophthalmic therapeutics. DuraSite 2 is based on the original DuraSite technology, and incorporates a cationic polymer to achieve sustained and enhanced ocular delivery of drugs. DuraSite 2 is designed to increase the tissue penetration for topically delivered ocular drugs with the aim of improved efficacy and dosing convenience. In August 2013, the U.S. Patent and Trademark Office (USPTO) issued a patent on DuraSite 2. The patent provides protection to 2029 for both the delivery system and the drugs that are formulated with DuraSite 2. In November 2013, we obtained preclinical data from a comparative study that demonstrated superior drug retention and tissue penetration compared to DuraSite. We plan to utilize the DuraSite 2 platform in the development of all future pipeline products. We plan to initiate a broad licensing program that provides access to industry partners through both exclusive and non-exclusive licensing and/or commercialization agreements.

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

Business Strategy.

Our business strategy consists of the following:

1. Develop our pipeline of ocular product candidates. We seek to identify new product candidates from proven drugs that can be improved by formulation in DuraSite 2, which can substantially reduce the clinical risk involved in these product candidates. As appropriate, we plan to conduct preclinical and clinical testing of our product candidates.

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

Ophthalmic Anti-Infective Market

The ocular anti-infective market is estimated at $1.4 billion annually. Eye infections are routinely treated with topical antibiotics or antibiotic/corticosteroid fixed-dose combination products. We are developing topical products to treat eye and eye-lid infections and/or inflammations. Some of these infections and/or inflammations are either under-treated or do not have an FDA-approved product indication. These infections and/or inflammations can be both acute and chronic. Our goal is to provide highly effective, safe and differentiated therapeutics for the treatment of acute and chronic ocular infection and inflammation. There are two general areas where our topical ocular anti-infective products have been utilized by eye-care physicians, or where we believe our product candidates are well-suited to improving patient care:

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

•

Blepharitis (also known as lid margin disease) is a chronic inflammation of the eyelids, particularly the eyelid margins where the eyelashes grow. It is a common disorder, particularly among the elderly, that may be caused by bacterial growth, viral infection, allergies, environmental conditions or systemic disease. In a survey conducted by researchers at George Washington University, ophthalmologists and optometrists reported that blepharitis is commonly seen in the clinical practice in 37% and 47% of their patients, respectively. In spite of that frequency, blepharitis is often misdiagnosed or under-diagnosed.

Blepharitis is a chronic condition with periodic acute episodes that are difficult to treat. An eyelid with blepharitis may become itchy and appear red and swollen with scaly, greasy debris along the lid margin. There are no approved pharmaceutical products for the treatment of blepharitis. Patients are typically advised to use lid scrubs, hot compresses, lid massage, antibiotics, corticosteroids and fixed-combination products. We have developed two novel ophthalmic products that utilize our DuraSite drug delivery technology to alleviate the signs and symptoms of blepharitis; AzaSite Plus, a topical anti-bacterial and anti-inflammatory combination product; and DexaSite, a corticosteroid anti-inflammatory agent. The results of our Phase 3 clinical trial for AzaSite Plus and DexaSite are currently being studied and reviewed with the FDA.

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

•

Post-Operative Ocular Inflammation and Pain is typically treated using non-steroidal anti-inflammatory drugs (NSAIDs) and/or topical ophthalmic steroids. Ophthalmic surgeons deploy topical NSAIDs before and after cataract and other procedures to address patient pain. Topical ophthalmic steroids are prescribed post-surgery to address inflammation that can cause significant discomfort. Frequently utilized together, NSAIDs and corticosteroids prevent complications of inflammation, such as cystoid macular edema. Cystoid macular edema (CME) is a serious post-surgical complication that occurs when inflammation and swelling develop in the center of the retina. While the rate of occurrence is uncertain, it is the most common cause of decreased vision or even blindness following cataract surgery. Cataract surgery is the most frequent ophthalmic procedure conducted in the United States, with approximately 3 million cataract surgeries performed annually. As the population in the U.S. ages, the demand for cataract surgeries is expected to rise. More than 20 million Americans have at least one cataract. By 2020, that number is expected to increase to 30 million. In 2011, the ocular anti-inflammatory products (corticosteroids, NSAIDs, and anti-inflammatory/anti-infective combinations) market was valued at over $1.7 billion. We completed two Phase 3 clinical studies of our BromSite product candidate, which is intended to relieve post-operative ocular inflammation and pain while providing superior tissue penetration of drug to the eye that may reduce the incidences of CME with convenient twice-daily dosing. We plan to file an NDA in the second half of 2014 for BromSite. In November 2013, the FDA approved the protocol for Phase 3 clinical trials in the use of DexaSite for the prevention of inflammation and eye pain in ocular surgery. We are also ready to start Phase 3 clinical studies of DexaSite, our topical ophthalmic steroid product candidate, in this indication.

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

Principal DuraSite Products and Product Candidates

Active Programs

Product	Indications	Anticipated Benefits	Status
AzaSite	Bacterial conjunctivitis (pink eye)	Broad-spectrum macrolide antibiotic with reduced dosing frequency	*Approved and launched in U.S. *Approved in Canada

Besivance	Bacterial conjunctivitis (pink eye)	Broad-spectrum fluoroquinolone antibiotic with reduced dosing frequency	*Approved and launched in the U.S. and select countries internationally

AzaSite Plus	Blepharitis	Broad-spectrum antibiotic combined with a potent corticosteroid with reduced dosing frequency to treat both inflammation and infection	Phase 3 clinical trial completed but did not meet the primary endpoint

DexaSite	Blepharitis Post-operative inflammation and eye pain	A potent corticosteroid with reduced dosing frequency to treat inflammation	Phase 3 clinical trial completed for the treatment of blepharitis but did not meet the primary endpoint and ready for Phase 3 clinical trials in ocular surgery

BromSite	Post-operative inflammation and eye pain	A non-steroidal anti-inflammatory to treat pain and inflammation	Two Phase 3 clinical trials completed

ISV-101	Dry eye disease	A low dose non-steroidal anti-inflammatory to treat dry eye disease	Filed an IND with the FDA Phase 1/2 clinical trial planned

The DuraSite Product Family of Topical Anti-infectives and Product Candidates

AzaSite: Launched commercially in the United States by Inspire (acquired by Merck in May 2011 and Akorn in November 2013) in August 2007 for Bacterial Conjunctivitis (pink eye)

We developed a topical formulation of the antibiotic azithromycin to treat bacterial conjunctivitis and other infections of the eye. Bacterial conjunctivitis is a common ocular surface disease characterized by inflammation of the delicate skin and mucosa on the inside of the eyelids and the white part of the eye. These bacterial infections are contagious and are generally accompanied by irritation, itching, foreign body sensation, watering, mucus discharge and redness. The bacterial form of the disease is generally more common in children than adults.

Azithromycin has a broad spectrum of antibiotic activity and is widely used to treat respiratory and other infections in its oral and parenteral forms. AzaSite is an eye drop of 1% azithromycin formulated to deliver sufficient tissue concentrations over a seven-day dosing period using our proprietary DuraSite technology. The eye drop is designed to enable superior bactericidal activity against common ocular pathogens and even difficult bacteria such as pseudomonas. We believe the key advantages of AzaSite include its once-a-day dosing after the first two days of twice-a-day dosing and the high and persistent levels of azithromycin achieved in the tissues of the eye. Clinical studies have shown that AzaSite is well tolerated and effective. AzaSite was approved by the FDA in April 2007. In August 2007, Inspire Pharmaceuticals commercially launched AzaSite in the United States pursuant to its license from InSite. In May 2011, Merck acquired Inspire and Inspire became a wholly-owned subsidiary of Merck. In November 2013, Akorn acquired Inspire from Merck and Inspire became a wholly-owned subsidiary of Akorn. AzaSite is commercialized by Akorn in the United States.

Besivance: Launched commercially in the United States by Bausch & Lomb in the second half of 2009 for Bacterial Conjunctivitis (pink eye) and available in select countries internationally

Besivance (besifloxacin ophthalmic suspension) 0.6% is indicated for the treatment of bacterial conjunctivitis in patients one year or older and is marketed by Bausch & Lomb (wholly-owned by Valeant as of August 2013).

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

In April 2013, we sold the rights to receive royalty payments from Bausch & Lomb on sales of Besivance. Under the terms of the agreement, if the purchasers receive specified levels of total cash from the Besivance royalty, the royalty would be returned to us in whole or in part. Patent protection for Besivance in the United States expires in 2021.

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

Results from the Phase 3 trial indicated that AzaSite Plus improved clinical outcomes as compared to treatment with AzaSite alone in the reduction of inflammatory signs and symptoms and dexamethasone alone in bacterial eradication. AzaSite Plus was very well tolerated. However, the trial did not achieve its primary clinical endpoint as the reduction of inflammatory signs and symptoms between AzaSite Plus and DexaSite was statistically equivalent.

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

DexaSite: A second candidate for blepharitis in Phase 3 development and a new Phase 3 candidate for the prevention of inflammation and pain in ocular surgery.

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

In 2010, we discussed a development pathway for this product candidate with the FDA. DexaSite was included in the Phase 3 clinical trial SPA for AzaSite Plus, which allowed us to simultaneously evaluate both agents in a single Phase 3 clinical trial for the treatment of blepharitis. Per the SPA-approved protocol, the efficacy and safety of DexaSite was measured against the DuraSite vehicle for the primary clinical endpoint of resolution of clinical signs and symptoms of blepharitis at the end of the dosing period. DexaSite was also evaluated for the secondary clinical endpoint of clinical improvement of signs and symptoms of blepharitis. In November 2011, we initiated a Phase 3 clinical trial for this product candidate and completed patient enrollment in the clinical trial in September 2012. This study enrolled 907 patients and we announced top-line results in July 2013. DexaSite did not meet the primary endpoint of complete resolution of all clinical signs and symptoms of blepharitis. However, DexaSite did demonstrate statistically significant improvements in the disease’s clinical signs and symptoms at the end of treatment on Day 15. We continue to meet with the FDA to review the overall results of this clinical trial and determine the next steps in the development of this product candidate.

In November 2013, the FDA approved the Phase 3 clinical trial protocol for use of DexaSite for the prevention of inflammation and pain in ocular surgery.

BromSite: Phase 3 clinical trial for post-operative inflammation and eye pain completed

We developed a topical formulation of the non-steroidal anti-inflammatory bromfenac to treat post-operative inflammation and eye pain in patients who have undergone cataract surgery. In the first half of 2010, we completed our preclinical development of this product candidate and filed an IND with the FDA. In the second half of 2010, we initiated and completed enrollment for the Phase 1/2 clinical trial for this product candidate. In the first quarter of 2011, we received positive top-line results from this study, which demonstrated the efficacy and safety of BromSite. In the third quarter of 2011, we completed an additional Phase 2 clinical trial to investigate the PK of BromSite in humans. We received positive top-line results that showed that the mean concentration of bromfenac in the aqueous humor of patients using BromSite was more than double compared to the currently available bromfenac eye product. We discussed the design of the Phase 3 clinical trial with the FDA. The BromSite Phase 3 clinical study was a two-arm, double-blind, placebo-controlled clinical trial where the placebo arm was the DuraSite vehicle. Patients undergoing cataract surgery were randomized and then dosed twice-a-day beginning the day before surgery and continuing the day of surgery and 14 days post-surgery. The primary study endpoint was the reduction of pain and inflammation after surgery. In July 2012, we initiated a Phase 3 clinical trial for this product candidate and completed patient enrollment in November 2012 with 268 patients enrolled. In March 2013, we received positive top-line results that demonstrated a reduction of inflammation and pain after cataract surgery at a lower drug concentration compared to the current market leader. In May 2013, we initiated the second Phase 3 clinical trial for this product candidate, which was completed in November 2013 with 248 patients enrolled. We received positive top-line results from this confirmatory Phase 3 clinical trial in December 2013. We plan to file an NDA in the second half of 2014 for this product candidate.

ISV-101: Filed an IND for this product candidate

We developed a topical formulation of the non-steroidal anti-inflammatory bromfenac to treat dry eye disease. In January 2011, we filed an IND with the FDA. We plan to initiate a Phase 1/2 clinical trial for this product candidate, but no time period has been set.

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

DuraSite 2 is our next-generation enhanced drug delivery system, which is designed to provide a broad platform for developing superior ophthalmic therapeutics. DuraSite 2 is based on the original DuraSite technology, and incorporates a cationic polymer to achieve sustained and enhanced ocular delivery of drugs. DuraSite 2 is designed to increase the tissue penetration for topically delivered ocular drugs with the aim of improved efficacy and dosing convenience. We have preclinical data from a comparative study that demonstrated superior drug retention and tissue penetration compared to DuraSite. In August 2013, the U.S. Patent and Trademark Office (USPTO) issued a patent on DuraSite 2. The patent provides protection to 2029 for both the delivery system and the drugs that are formulated with DuraSite 2. In November 2013, we obtained preclinical data from a comparative study that demonstrated superior drug retention and tissue penetration compared to DuraSite. We plan to utilize the DuraSite 2 platform in the development of all future pipeline products. We plan to initiate a broad licensing program that provides access to industry partners through both exclusive and non-exclusive licensing and/or commercialization agreements.

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

Pfizer and Pfizer Products, Inc. In February 2007, we entered into a worldwide, exclusive, royalty-bearing licensing agreement with Pfizer (Pfizer License) under Pfizer’s patent family titled “Method of Treating Eye Infections with Azithromycin” for ocular anti-infective product candidates known as AzaSite and AzaSite Plus. Under the Pfizer License, we are required to pay Pfizer a low single-digit royalty based on net sales of the licensed products and to use reasonable commercial efforts to seek regulatory approval for and market licensed products. We have the right to grant sublicenses, subject to Pfizer’s prior approval which shall not be unreasonably withheld. The Pfizer License expires worldwide in November 2018 upon expiration of the underlying Pfizer patent. The Pfizer License may be terminated by Pfizer or us upon material breach of the agreement and following notice and failure to cure, or upon Pfizer or us becoming bankrupt or insolvent.

Akorn. In February 2007, we entered into a license agreement with Inspire. In May 2011, Merck acquired Inspire and Inspire became a wholly-owned subsidiary of Merck. In November 2013, Akorn acquired Inspire from Merck and Inspire is currently a wholly-owned subsidiary of Akorn. Under the license agreement (Akorn License), we licensed exclusive development and commercialization rights under our AzaSite patent rights and certain know-how for topical anti-infective products containing azithromycin as the sole active ingredient for human ocular or ophthalmic indications in the United States and Canada and their respective territories. The Akorn License also provides for nonexclusive licenses under our DuraSite patent rights, container patent rights, Columbia Laboratories, Inc. polymer technology patent rights and certain know-how in the same field of use as described above. We also granted Akorn an exclusive sublicense under the Pfizer patent rights that we have licensed under the Pfizer License discussed above. Akorn has the right to grant sublicenses under the terms of the Akorn License.

Under the Akorn License, Inspire paid us license fees and a milestone payment totaling $32 million through FDA approval in April 2007. Akorn also pays us a royalty on net sales. Akorn, and previously Merck prior to November 2013, is obligated to pay us 25% royalties under the Akorn License for the longer of (i) eleven years from the launch of the first product (August 13, 2007) or (ii) the period during which a valid claim under a patent licensed from us covers a licensed product. For five years after the first year of commercial sale, Merck was required to pay us the greater of the royalty discussed above or certain tiered minimum royalties, which minimum royalties terminated in September 2013. The minimum royalty for the fiscal year ending September 30, 2013 was $19 million, paid on a quarterly basis. The royalties under the Akorn License are subject to certain reductions in the event of patent invalidity, third party licenses, generic competition and uncured material breach.

After obtaining regulatory approval in the United States and Canada, we transferred all regulatory documentation regarding AzaSite to Inspire. Akorn, through its ownership of Inspire, is currently responsible for all regulatory obligations and strategies relating to the further development and commercialization of products in the United States and Canada. Akorn is also responsible for commercialization in both the U.S. and Canada. Akorn focuses its marketing and sales efforts on ophthalmologists rather than pediatricians and primary care physicians, which could limit the effectiveness its AzaSite sales efforts.

We also entered into a trademark license agreement with Inspire in February 2007 under which we granted an exclusive license to the AzaSite trademark and domain name and a nonexclusive license to the DuraSite trademark in connection with the commercialization of products in the United States and Canada under the terms of the Akorn License.

We also entered into a supply agreement (Supply Agreement) with Inspire in February 2007 for azithromycin. We had previously entered into a third-party supply agreement for the production of azithromycin. The Supply Agreement was terminated in July 2012.

During the years ended December 31, 2013, 2012 and 2011, Merck royalties and supply revenues represented approximately 48%, 90% and 90%, respectively, of our total revenues.

Catalent Pharma Solutions, formerly Cardinal Health PTS, L.L.C. The AzaSite New Drug Application (NDA) was transferred to Inspire and manufacturing responsibilities for AzaSite were transferred to Inspire for sales in the United States and Canada. We continue to have a relationship with Catalent for the manufacture of AzaSite for sales outside the U.S. and Canada and for research and development purposes, as well as for other products in our pipeline.

Bausch and Lomb Incorporated. In December 2003, we completed the sale of a drug candidate for the treatment of ocular infections to Bausch & Lomb (wholly-owned by Valeant as of August 2013) pursuant to a purchase agreement and a license agreement (License Agreement) (collectively, the Asset Sale). Under the terms of the Asset Sale, Bausch & Lomb has assumed all future Besivance development and commercialization expenses and is responsible for all development activities. The drug candidate, Besivance, was developed by Bausch & Lomb. In May 2009, the FDA approved Besivance to treat bacterial conjunctivitis (pink eye). Besivance was launched in the United States by Bausch & Lomb in 2009. In 2011, Besivance was launched internationally in select countries. In April 2013, we sold the rights to receive royalty payments on sales of Besivance. Under the terms of the agreement, if the purchasers receive specified levels of total cash from the Besivance royalty, the royalty would be returned to us in whole or in part. Patent protection for Besivance in the United States expires in 2021.

Until we sold the rights to receive royalty payments in 2013, we were entitled to a middle single-digit royalty on Besivance net product sales, globally, ending upon the later of the expiration of the patent rights underlying Besivance or ten years from the date of the first Besivance product sale by Bausch & Lomb.

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

United States Patent 7,795,231 titled “Concentrated Aqueous Azalide Formulations” is owned by InSite Vision and will expire in October 2027. The product AzaSite Xtra includes inventions under this patent. InSite Vision also owns pending foreign patent applications which claim priority to US Patent 7,795,231.

InSite Vision’s United States Patents 6,239,113, 6,569,443, 7,056,893, 7,732,415 and 7,749,970 titled “Topical Treatment or Prevention of Ocular Infections” are based on a 1999 application (US 09/282,165) and will expire in March 2019. The products AzaSite, AzaSite Plus and AzaSite Xtra include inventions under these patents. InSite Vision also owns foreign patents stemming from the 1999 application in the following countries: Australia, Austria, Belgium, Canada, Cyprus, Denmark, Finland, France, Germany, Great Britain, Greece, Hong Kong, Ireland, Italy, Korea, Japan, Luxembourg, Monaco, Mexico, Netherlands, New Zealand, Portugal, Spain, Sweden, and Switzerland. The foreign patents will expire in March 2020.

InSite Vision has licensed from Pfizer United States Patent 6,861,411, titled “Method of Treating Eye Infections with Azithromycin”. The products AzaSite, AzaSite Plus and AzaSite Xtra include inventions covered by some or all of these patents. Foreign patents based on US 6,861,411 and licensed to InSite Vision have been issued in the following countries: Austria, Belgium, Canada, Cyprus, Denmark, Finland, France, Germany, Great Britain, Greece, Ireland, Italy, Korea, Luxembourg, Mexico, Netherlands, Portugal, Spain, Sweden, and Switzerland. All of these patents will expire in November 2018.

The patent positions of pharmaceutical companies, including ours, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, we do not know whether any of our pending patent applications will result in the issuance of patents or if any of our patents will provide significant proprietary protection. Since patent applications are maintained in secrecy until they are published, we cannot be certain that we or any licensor was the first to file patent applications for such inventions or that patents issued to our competitors will not block or limit our ability to exploit our technology. Moreover, we might have to participate in administrative proceedings to determine our entitlement to patent rights, which could result in substantial cost to us, even if the eventual outcome is favorable. There can be no assurance that our patents will be held valid or enforceable by a court or that a competitor’s technology or product would be found to infringe such patents. See Item 3. “Legal Proceedings.”

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

Research and Development

On December 31, 2013, our research and development staff numbered 24 people, of whom five have Ph.Ds. Our research and development expenses for the years ended December 31, 2013, 2012 and 2011 were as follows:

Research and Development Cost by Program

(in millions)

Program	2013	2012	2011
BromSite	$4.2	$2.7	$1.0
AzaSite Plus/DexaSite	1.2	6.6	1.6
New products and other	0.2	0.4	0.7
Programs—non-specific	6.0	5.8	4.0

Total	$11.6	$15.5	$7.3

In 2013, our BromSite program expenses were primarily related to costs of our Phase 3 clinical trials. For the first Phase 3 clinical trial, we completed patient enrollment in November 2012 with 268 patients and received positive top-line results in March 2013. In May 2013, we initiated the second Phase 3 clinical trial for BromSite and completed patient enrollment in September 2013 with 248 patients enrolled and received positive top-line results in December 2013. Our AzaSite Plus/DexaSite program expenses were primarily related to costs for our Phase 3 clinical trial. We completed patient enrollment for the AzaSite Plus/DexaSite clinical trials in September 2012 and enrolled 907 patients. In July 2013, we announced top-line results for the AzaSite Plus and DexaSite Phase 3 clinical trial. AzaSite Plus and DexaSite did not meet the primary endpoint of complete resolution of all clinical signs and symptoms of blepharitis. However, AzaSite Plus and DexaSite did demonstrate statistically significant improvements in the chronic disease’s clinical signs and symptoms at the end of treatment on Day 15. We continue to meet with the FDA to review the overall results of the clinical trial and to determine the next steps in the development of these product candidates. Non-specific program costs, which comprised facility, internal personnel and stock-based compensation costs, are not allocated to a specific development program. In addition, we expect to incur additional research and development expenses to develop new product candidates.

In 2012, program expenses consisted of our AzaSite Plus/DexaSite program primarily related to costs for our Phase 3 clinical trial. We completed patient enrollment for the AzaSite Plus/DexaSite clinical trial in September 2012 and enrolled 907 patients. Our BromSite program expenses primarily related to the costs for our Phase 3 clinical trial. We completed patient enrollment for the BromSite clinical trial in November 2012 and enrolled 268 patients. Non-specific program costs, which comprised facility, internal personnel and stock-based compensation costs that are not allocated to a specific development program, increased primarily due to an increase in headcount as a direct result of the Phase 3 clinical trials.

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

Under the Akorn License, Akorn is responsible for the manufacture of AzaSite for the United States and Canada. The AzaSite NDA was transferred to Inspire (currently owned by Akorn) and manufacturing responsibilities for AzaSite were transferred to Inspire for sales in the United States and Canada. We have a relationship with Catalent for the manufacture of AzaSite for sales outside the U.S. and Canada and for research and development purposes, as well as for other product candidates in our pipeline.

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

The global ophthalmic pharmaceutical market is currently comprised of a number of large and well-established companies, including Novartis/Alcon Laboratories, Inc., Allergan, Inc., Bausch & Lomb, Johnson & Johnson, and Pfizer. While there are many other large- and medium-sized companies participating in the ophthalmic market, smaller companies such as our own find it challenging to successfully develop and market products without entering into collaborations.

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

Scientific and Business Advisors

We have access to a number of academic and industry advisors with expertise in clinical ophthalmology and pharmaceutical development, marketing and sales. Our advisors meet with our management and key scientific employees on an ad hoc basis to provide advice in their respective areas of expertise and further assist us by periodically reviewing with management our preclinical, clinical and marketing activities. In 2011, we established the Scientific Advisory Board (SAB) to help guide and shape our research programs in the development of novel ophthalmic medicines. Members of the SAB represent leaders in ophthalmic research, treatment and clinical drug development, including Golman Peyman, M.D., Richard Lindstrom, M.D., Gary Foulks, M.D., and Kelly Nichols, O.D., M.P.H., Ph.D. The SAB is led by our Chief Medical Officer, Kamran Hosseini, M.D., Ph.D., and Brian Levy, O.D. M.Sc., a member of our Board of Directors. Our SAB members possess deep insight into the etiology of important ocular diseases, which will be instrumental in advancing our therapeutic programs. Our SAB members have already made significant contributions to our current clinical development programs, providing input on trial protocols and endpoint design.

We plan to add additional advisors as appropriate. Although we expect to receive guidance from our advisors, all of our advisors are employed on a full-time basis by other entities, or are primarily engaged in outside business activities, and may have other commitments to, or consulting or advisory contracts with, other entities that may conflict or compete with their obligations to us.

Executive Officers of the Company

As of March 31, 2014, our executive officers were as follows:

Name	Title	Age
Timothy Ruane	Chief Executive Officer and member of the Board	49
Louis Drapeau	Vice President and Chief Financial Officer	70
Lyle M. Bowman, Ph.D.	Vice President, Development	65
Kamran Hosseini, M.D., Ph.D.	Vice President, Clinical & Regulatory Affairs and Chief Medical Officer	49
Surendra Patel	Vice President, Operations & Quality	59

Timothy Ruane joined us on December 1, 2010 as Chief Executive Officer and was appointed as a member of the Board. Previously, Mr. Ruane served as President and Chief Executive Officer of Tekmira Pharmaceuticals and INEX Pharmaceuticals (which spun-out to Tekmira in 2007), a biopharmaceutical company, from 2005 to 2008. From 2004 to 2005, he served as the Senior Vice President of Corporate Development of INEX. From 2002 to 2004, Mr. Ruane was the Senior Vice President of Business Management of ILEX Oncology. Mr. Ruane has more than 24 years of experience with pharmaceutical and biotechnology companies in various management positions. Mr. Ruane has a Bachelor of Science degree in business finance from Wake Forest University and a Masters in Business Administration from the University of Washington.

Louis Drapeau joined us on October 1, 2007 as Vice President and Chief Financial Officer and served as our interim Chief Executive Officer from October 2008 through November 2010. Mr. Drapeau served as Senior Vice President, Finance and Chief Financial Officer of Nektar Therapeutics, a biopharmaceutical company, from January 2006 until September 2007. From August 2002 to August 2005, Mr. Drapeau was Senior Vice President and Chief Financial Officer of BioMarin Pharmaceutical, a fully integrated biopharmaceutical company. From August 2004 to May 2005, Mr. Drapeau also held the position of Acting Chief Executive Officer of BioMarin. Prior to that, Mr. Drapeau spent over 30 years with Arthur Andersen including 19 years as an Audit Partner in Arthur Andersen’s Northern California Audit and Business Consulting practice, including 12 years as Managing Partner. He holds an undergraduate degree in mechanical engineering and a Masters in Business Administration from Stanford University.

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

Kamran Hosseini joined us in February 2008 as Vice President, Clinical & Regulatory Affairs and Chief Medical Officer. From November 2007 to February 2008, Dr. Hosseini served as the ophthalmic expert at JGB BioPharma consulting for R&D, preclinical, clinical, and business development projects. From May 2005 to October 2007, he was the director of ophthalmology drug delivery programs at Alza Corporation, a member of the Johnson and Johnson Family of Companies, where he provided ophthalmology and visual science expertise for new technology assessment activities aimed at enhancing the drug/device unit pipeline. From November 2003 to May 2005, he was a post-doctoral fellow in retinal degenerative diseases at the University of California, San Francisco. Dr. Hosseini received his M.D. from the University of Groningen Faculty of Medicine, The Netherlands, and his Ph.D. as part of a joint program at the University of Texas, Medical Branch in Galveston and the University of Maastricht, The Netherlands.

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

Employees

As of December 31, 2013, we had 33 employees, 31 of whom were full time. None of our employees are covered by a collective bargaining agreement. We believe we have good employee relations. We also utilize independent consultants to provide services in certain areas of our scientific and business operations.

Item 1A.	Risk Factors

Risks Relating to Our Business

Our current cash will only fund our business until approximately September 2014. We need to raise additional funds in the near future, which could be difficult to obtain or could dilute the value and rights of our common stock, and if not obtained in satisfactory amounts, may prevent us from developing our products, conducting clinical trials or otherwise taking advantage of future opportunities or growing our business, any of which could harm our business

Our independent auditors included an explanatory paragraph in their audit report to our consolidated financial statements for the year ended December 31, 2013 referring to our recurring losses from operations, available cash and short-term investment balances and accumulated deficit and a substantial doubt about our ability to continue as a going concern.

We expect that our cash on hand, anticipated cash flow from operations and current cash commitments to us will only enable us to continue operations until approximately September 2014. At that point, or earlier if circumstances change from our current expectations, we will require substantial additional funding from the issuance of debt or equity securities, payments under existing or future collaboration agreements, asset sales or other sources. We cannot assure you that additional funding will be available on a timely basis, or on reasonable terms, or at all.

The current worldwide financing environment is challenging, particularly for smaller capitalized businesses such as ours, which combined with the negative results of our AzaSite Plus/DexaSite Phase 3 trial, challenges in our past relationship with Merck and uncertainties regarding our current and future relationship with Akorn and our subsidiary’s likely default under the AzaSite Notes given the current level of AzaSite earned royalties, could make it more difficult for us to raise funds on reasonable terms, or at all. If we issue additional equity securities, our stockholders will experience dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we raise funds through debt, we will have to pay interest and may be subject to restrictive covenants, which would restrict operating flexibility and could harm our business. In addition, the existence of the explanatory paragraph in the audit report may make it more difficult for us to raise additional financing, may adversely affect the terms of such financing and could prevent investors from purchasing our shares in the open market as certain investors may be restricted or precluded from investing in companies that have received this explanatory paragraph in an audit report. Further, the factors leading to the explanatory paragraph in the audit report may harm our ability to obtain additional funding and could make the terms of any such funding, if available, less favorable than might otherwise be the case. If we do not obtain additional financing when required, we would likely have to cease operations and liquidate our assets.

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

We have a history of operating losses and we expect to continue to have losses in the future

We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that failed to achieve clinical end points or did not prove to have commercial potential. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties or other revenues from sales of our products. Attaining significant revenue or profitability depends upon our ability, alone or with third parties, to develop our potential products successfully, conduct clinical trials, obtain required regulatory approvals and manufacture and market our products successfully. We may not ever achieve or be able to maintain significant revenue or profitability, including with respect to AzaSite, our lead product which has experienced declining sales in the United States, which we believe will likely decline further following Akorn’s acquisition of Inspire from Merck in November 2013. In addition, our right to receive minimum royalties from Merck terminated in September 2013. AzaSite has not been commercially launched outside the United States.

Clinical trials are expensive, time-consuming and difficult to design, enroll and implement and there can never be any assurance that the results of such clinical trials will be favorable

Human clinical trials for our product candidates are very expensive and difficult to design, enroll and implement, in part because they are subject to rigorous regulatory requirements. A significant portion of our operating expenses in the twelve months ended December 31, 2013 was incurred on our AzaSite Plus/DexaSite Phase 3 clinical trial and BromSite Phase 3 clinical trial. Despite the significant time, expense and resources devoted to the trial, the AzaSite Plus/DexaSite Phase 3 clinical trial did not meet its clinical endpoints as required by the FDA and the future development of these product candidates is uncertain. The clinical trial process is also time-consuming. We may experience difficulties or delays in enrolling our clinical trials, which can delay the trials and our ability to obtain ultimate approval of our product candidates. In addition, we require various clinical materials to conduct our clinical trials and any unavailability or delay in our ability to obtain these materials may delay our trials, cause them to be more expensive or preclude us from completing these trials, which would harm our ability to obtain approval for our product candidates and therefore harm our business. We estimate that any particular clinical trial may take over a year to complete and will be very expensive. Furthermore, we could encounter problems that might cause us to abandon or repeat clinical trials resulting in additional expense, further delays and potentially preventing the completion of such trials. The commencement and completion of clinical trials may be delayed or terminated due to several factors, including, among others:

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

We may not be able to enter into arrangements with third parties to support the commercialization of our products on acceptable terms, or at all, and may not be able to maintain any arrangement that we do enter into. If we pursue a partnership for BromSite or our other product candidates prior to successfully filing an NDA or completing Phase 3 trials, we will likely receive less favorable economic terms than if we successfully filed an NDA or completed Phase 3 trials.

The commercial success of our products is dependent on the diligent efforts of our corporate collaborators

Because we generally rely on third parties for the marketing and sale of our products, revenues that we receive will be highly dependent on the efforts and success of these third parties. In November 2013, Akorn acquired Inspire from Merck and Akorn became responsible for the commercialization of AzaSite in the United States. Prior to Akorn’s acquisition of Inspire and since Merck’s acquisition of Inspire, the monthly prescriptions and our earned royalty revenues on net sales of AzaSite by Merck had decreased significantly. While we believe AzaSite will continue to be commercially available in the United States and physicians will be able to continue to prescribe AzaSite, we believe that our AzaSite earned royalties will likely decline further in future periods. In addition, our partners, including Akorn, may terminate their relationships with us and/or may not diligently or successfully market or sell our products. These partners may also emphasize sales and marketing of their own or other products or pursue alternative or competing technologies or develop alternative products either on their own or in collaboration with others, including our competitors. In addition, marketing consultants and contract sales organizations that we use for our products may market products that compete with our products and we must rely on their efforts and ability to market and sell our products effectively.

If we fail to enter into future collaborations or our current collaborations are terminated, we will need to enter into new collaborations or establish our own sales and marketing organization

We may not be able to enter into or maintain collaborative arrangements with third parties, including Akorn. If we are not successful in entering into future collaborations or maintaining our existing collaborations, we may be required to find new corporate collaborators or establish our own sales and marketing organization. We do not have a long-standing relationship with Akorn, which acquired Inspire from Merck in November 2013. Prior to Akorn’s acquisition of Inspire, and continuing since Akorn’s acquisition, the number of monthly prescriptions and sales of AzaSite have significantly declined. While the minimum royalty payments from Merck had previously made up for this decline, Merck’s minimum royalty payment obligations terminated in September 2013 and Akorn has no such obligations. Akorn’s obligation to pay earned royalties may be suspended upon the occurrence of certain events, such as a requirement by the FDA or other governmental agency to suspend the marketing of AzaSite or withdraw it from the market in the United States or if we are unable to obtain commercial quantities of AzaSite for Akorn to market and sell. Despite Akorn’s acquisition of Inspire from Merck, we believe that our AzaSite earned royalties will likely decline further in future periods. If the Akorn License is terminated, we will have to find a new marketing partner or market AzaSite ourselves. There can be no assurance that any new partnership would be possible or on similar terms as the Akorn License or that it would be successful. We have no experience in sales, marketing or distribution and establishing such an organization would be costly. Moreover, there is no guarantee that a sales and marketing organization established by us would be successful. If we are unable to maintain existing collaborations, enter into additional collaborations or successfully market our products ourselves, our revenues and financial results would be significantly harmed.

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

In addition, we may need to litigate in order to defend against claims of infringement by others, to enforce patents issued to us or to protect trade secrets or know-how owned or licensed by us. Litigation could result in substantial cost to and diversion of effort by us, which may harm our business, prospects, financial condition and results of operations, particularly given our limited and declining cash resources. We have also agreed to indemnify our licensees against infringement claims by third parties related to our technology, which could result in additional litigation costs and liability for us. In addition, our efforts to protect or defend our proprietary rights may not be successful or, even if successful, may result in substantial cost to us, thereby utilizing our very limited resources for purposes other than product development and commercialization.

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

In April 2011, we received a letter (Notice Letter) from Sandoz, Inc. (Sandoz) providing notice that Sandoz has filed an Abbreviated New Drug Application (ANDA) with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution (Sandoz Product) prior to the expiration of the five U.S. patents listed in the Orange Books for AzaSite which include four of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Sandoz ANDA filing, Sandoz alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed by the Sandoz Product. On May 26, 2011, we, Merck and Pfizer filed a patent infringement lawsuit against Sandoz and related entities. The plaintiff companies agreed that Merck will take the lead in prosecuting this lawsuit. On November 15, 2013, Akorn acquired Inspire from Merck and, as such, acquired the rights to AzaSite in North America. We believe Akorn will continue to take the lead in prosecuting this lawsuit. Before the trial, the patents involved in the litigation were limited to the one Pfizer patent and three of our patents. On October 4, 2013, the United States District Court for the District of New Jersey entered a Final Judgment in favor of us and the other plaintiffs finding all the asserted claims of the patents in the litigation valid and infringed by Sandoz and related entities. The Court Order specified that the effective date of any FDA approval of a Sandoz ANDA for generic 1% azithromycin ophthalmic solution products would be no earlier than the expiration date of the patents in the litigation. On November 4, 2013, Sandoz filed an appeal of this decision to the United States Court of Appeals for the Federal

Circuit. We and the other plaintiffs intend to vigorously contest any Sandoz assertions that these patents should have been found not infringed, invalid or unenforceable. An adverse decision on the issues of validity or enforceability on any such appeal would significantly harm our royalty revenue stream from AzaSite.

In May 2013, we received a Notice Letter that Mylan Pharmaceuticals, Inc. or Mylan, has filed an ANDA with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution, or the Mylan Product, prior to the expiration of the U.S. patents listed in the Orange Books for AzaSite, which include three of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Mylan ANDA filing, Mylan alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed upon by the Mylan Product. On June 14, 2013, we, Merck and Pfizer filed a patent infringement lawsuit against Mylan and a related entity. On November 15, 2013, Akorn acquired Inspire from Merck and, as such, acquired the rights to AzaSite in North America. The plaintiff companies have agreed that Akorn will take the lead in prosecuting this lawsuit. The filing of this lawsuit triggered an automatic stay, or bar, of the FDA’s approval of the ANDA for up to 30 months or until a final district court decision of the infringement lawsuit, whichever comes first. We and the other plaintiffs intend to vigorously enforce our patent rights relating to AzaSite and vigorously contest any Mylan assertions that these patents are invalid or unenforceable.

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

We may lose our interest in our royalty subsidiary and the potential to receive future royalty payments, or we may be required to pay damages for breaches of representations, warranties or covenants under certain of the AzaSite Note financing agreements

In February 2008, our wholly-owned subsidiary issued $60 million in aggregate principal amount of AzaSite Notes, which are secured principally by royalty payments from future sales of AzaSite in North America, but not the right to receive such payments and by a pledge by us of all the outstanding equity interest in our subsidiary. The AzaSite Notes issued by our subsidiary will be repaid, if at all, solely from royalties on net sales of AzaSite in the United States and Canada by Akorn under the Akorn License. Akorn has full control of all promotional, sales and marketing activities for AzaSite in the United States and Canada, and has sole control over the pricing of AzaSite. Prior to Akorn’s acquisition of Inspire from Merck, and continuing since Akorn’s acquisition of Inspire, the monthly prescriptions and our earned royalties on net sales of AzaSite have significantly declined. While the minimum royalty payments from Merck had made up for this decline, Merck’s minimum royalty obligations terminated in September 2013 and Akorn has no such obligations. We believe that our AzaSite earned royalties will likely decline further in future periods, which, combined with the termination of Merck’s minimum royalty obligations in September 2013, will result in an event of default under the indenture governing the AzaSite Notes in May 2014.

If the AzaSite royalty payments are insufficient to repay the AzaSite Notes or if an event of default occurs under the indenture governing the AzaSite Notes, in certain circumstances, we could make payments on the AzaSite Notes out of our own cash resources to avoid a default by our subsidiary on the AzaSite Notes. We currently have no intention of using our cash resources to make payments on the AzaSite Notes on behalf of our subsidiary. Failure to pay amounts due on the AzaSite Notes will result in an event of default under the indenture, giving the right, but not the obligation, to the AzaSite noteholders to exercise their contractual remedies pursuant to the indenture in May 2014. Once an event of default occurs, the noteholders could seek available remedies, including foreclosure on our subsidiary and the right to receive royalty payments, which would preclude us from receiving future revenue from sales of AzaSite and result in loss of our rights under the Akorn License and therefore our ability to license AzaSite in North America. In addition, in connection with the issuance of the AzaSite Notes, we have made certain representations, warranties and covenants to our subsidiary and the holders of the AzaSite Notes (Noteholders). If we breach these representations, warranties or covenants, such breach could trigger an event of default under the indenture and we could also be liable to our subsidiary or the Noteholders for substantial damages in respect of any such breach, which could harm our financial condition and ability to conduct our business as currently planned. See Note 8 of the consolidated financial statements in this Annual Report on Form 10-K for the year ended December 31, 2013 for a more complete description of the terms of the AzaSite Notes.

Royalties under the Akorn License are also subject to a cumulative reduction or offset in the event of patent invalidity, generic competition, uncured material breaches by us or in the event that Akorn is required to pay royalties, milestone payments or license fees to third parties for the continued use of AzaSite. The applicable royalty rate is also subject to reduction by up to 50% in any country during any period in which AzaSite does not have patent protection. These cumulative reductions or offsets could result in our subsidiary receiving significantly reduced or no royalties under the Akorn License, which would delay repayment of the AzaSite Notes, or result in a default under the AzaSite Notes. In such circumstances we may not receive any future revenue from AzaSite.

The failure to successfully market and commercialize AzaSite would harm sales of AzaSite and, therefore, would delay or prevent repayment of the AzaSite Notes, which would delay or prevent us from receiving future revenue from sales of AzaSite and result in loss of our rights under the Akorn License and therefore our ability to license AzaSite in North America

The success of the commercialization of AzaSite and the timely repayment of the AzaSite Notes will depend on a number of factors, including, among others:

•	the scope of Akorn’s marketing of AzaSite in the United States;

•	Akorn’s commitment to continuing the Akorn License with us;

•	Akorn’s deployment of resources to market and sell AzaSite or lack thereof;

•	Akorn’s marketing efforts outside of ophthalmologists;

•	Akorn’s pricing decisions regarding AzaSite;

•	Akorn’s marketing and selling of any current or future competing products;

•	the effectiveness and extent of Akorn’s promotional, sales and marketing efforts;

•	Akorn’s ability to build, train and retain an effective sales force;

•	Akorn’s marketing efforts and success outside of eye care professionals, such as to pediatricians and primary care physicians;

•	Akorn’s ability to successfully market AzaSite to physicians and patients;

•	Akorn’s ability to compete against larger and more experienced competitors;

•	the discovery of any side effects or negative efficacy findings for AzaSite;

•	product recalls or product liability claims relating to AzaSite;

•	the introduction of generic competition;

•	the extent to which competing products for the treatment of bacterial conjunctivitis obtain more favorable formulary status than AzaSite; and

•	the relevant parties’ ability to adequately maintain or enforce the intellectual property rights relevant to AzaSite.

Akorn is currently promoting AzaSite solely to eye care professionals. Pediatricians and primary care physicians write more than 67% of prescriptions for ophthalmic antibiotics. However, Akorn has no experience calling on pediatricians and primary care physicians. Akorn’s focus on eye care professionals rather than pediatricians and primary care providers could result in lower AzaSite sales and therefore lower royalties paid to us. A large number of pharmaceutical companies, including those with competing products, much larger sales forces and much greater financial resources, and those with products for indications that are completely unrelated to AzaSite, compete for the time and attention of eye care professionals, pediatricians and primary care physicians. Neither we nor our subsidiary have any control over how Akorn manages and operates its sales force, how effective Akorn’s sales efforts will be or Akorn’s pricing decisions regarding AzaSite.

Akorn could experience financial or other difficulties unrelated to AzaSite that could adversely affect the marketing or sale of AzaSite. Moreover, Akorn could change its commercial strategy and deemphasize or sell or sublicense its rights to AzaSite. Neither we nor our subsidiary can prevent Akorn from developing or licensing a product that competes with AzaSite or limiting or withdrawing its support of AzaSite.

If the Akorn License is terminated in whole or in part while the AzaSite Notes remain outstanding, we will be forced to find a new third party collaborator for AzaSite, pursue commercialization efforts ourselves or else we will lose our right to certain intellectual property rights related to AzaSite to our subsidiary

In February 2008, in connection with our subsidiary’s issuance of the AzaSite Notes, we entered into the residual license agreement with our subsidiary (Residual License Agreement). Under the terms of the Residual License Agreement, if the Akorn License is terminated in the United States or Canada while the AzaSite Notes are outstanding, all of our rights to AzaSite in such country or countries will be licensed to our subsidiary and we have three months under the terms of an interim sublicense (Interim Sublicense), which is a part of the Residual License Agreement, to find a new third party collaborator to undertake commercialization efforts with respect to AzaSite or pursue commercialization efforts ourselves in such country or countries. Akorn can terminate the Akorn License unilaterally in a variety of circumstances, including at any time in its discretion and we can terminate the Akorn License upon Akorn’s breach under certain circumstances. If the Akorn License is terminated, our efforts to find a new third-party collaborator or pursue direct commercialization efforts ourselves will divert the attention of senior management from our current business operations, which could delay the development or licensing of our other product candidates. If we elect to commercialize AzaSite ourselves, we would have to expend significant resources as we currently have no sales, marketing or distribution capabilities or experience, and have no current plans to establish any such resources. Our limited cash resources would likely preclude us from establishing any marketing or sales capabilities. Accordingly, our efforts to commercialize AzaSite ourselves, if undertaken, may not be successful and could harm our financial condition and results of operation. We may not be able to find a new third-party collaborator within the time period allowed and there can be no assurance that any such collaboration will be on acceptable terms or will be successful.

If we are unsuccessful in finding a new third party collaborator for AzaSite or elect not to pursue commercialization efforts ourselves, the Interim Sublicense will terminate and our subsidiary will retain all rights to the intellectual property with respect to AzaSite in the related country or countries in which the Akorn License was terminated. If the Interim Sublicense terminates in accordance with the Residual License Agreement, our subsidiary may grant a sublicense under the license granted under the Residual License Agreement or pursue commercialization efforts itself. In any such circumstances, our subsidiary will remit for payment on the AzaSite

Notes any royalties and other payments arising from the exercise of the license under the Residual License Agreement. As all economic value arising from the intellectual property subject to the Akorn License will remain with our subsidiary (whether or not the Akorn License remains in effect and whether or not our subsidiary continues to be owned by us or our equity in the subsidiary is foreclosed upon by the Noteholders), while the AzaSite Notes are outstanding and following repayment thereof, we may never receive any future royalties or economic benefit from AzaSite and may lose rights to the intellectual property relating thereto.

We rely on a sole source for the supply of the active pharmaceutical ingredient for AzaSite

We currently have a single supplier for azithromycin, the active drug incorporated into AzaSite, as well as AzaSite Plus and AzaSite Xtra. The supplier of azithromycin has a drug master file on the compound with the FDA and is subject to the FDA’s review and oversight. The supplier’s manufacturing facility is subject to potential natural disasters, including earthquakes, hurricanes, tornadoes, floods, fires or explosions, and other interruptions in operation due to factors including labor unrest or strikes, failures of utility services or microbial or other contamination. If the supplier were to fail or refuse to continue to supply us or Akorn, if the FDA were to identify issues in the production of azithromycin that the supplier was unable to resolve quickly and cost-effectively, or if other issues were to arise that impact production, the manufacture and commercialization of AzaSite could be interrupted, and our subsidiary’s ability to pay amounts due on the AzaSite Notes may be materially harmed, which could result in an event of default and prevent us from receiving future revenue from AzaSite. Additional suppliers for azithromycin exist, but qualification of an alternative source would be required and could be time consuming and expensive and, during such qualification process, any shortage of azithromycin would negatively impact the sales of AzaSite and could delay the development timeline of AzaSite Plus and AzaSite Xtra.

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

We have to attract and retain key employees to be successful

A critical factor to our success will be retaining our personnel or recruiting replacement personnel. Competition for skilled individuals in the biotechnology business, particularly in the San Francisco Bay Area, is highly competitive, and we may not be able to continue to attract and retain personnel necessary for the development of our business, particularly in light of our financial condition. Our ability to attract and retain such individuals may be reduced by our current financial situation and the challenges we face. The loss of key personnel, the failure to recruit replacement personnel or to develop needed expertise would harm our business.

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

Our use of hazardous materials may pose environmental risks and liabilities which may cause us to incur significant costs

Our research, development and manufacturing processes involve the controlled use of small amounts of hazardous solvents used in pharmaceutical development and manufacturing, including acetic acid, acetone, acrylic acid, calcium chloride, chloroform, dimethyl sulfoxide, ethyl alcohol, hydrogen chloride, nitric acid, phosphoric acid and other similar solvents. We retain a licensed outside contractor that specializes in the disposal of hazardous materials used in the biotechnology industry to properly dispose of these materials, but we cannot completely eliminate the risk of accidental contamination or injury from these materials. Our cost for the disposal services rendered by our outside contractor was not material for the years ended 2013, 2012, or 2011, respectively. In the event of an accident involving these materials, we could be held liable for any damages that result and any such liability could exceed our resources. Moreover, as our business develops we may be required to incur significant costs to comply with federal, state and local environmental laws, regulations and policies, especially to the extent that we manufacture our own products.

Management and principal stockholders may be able to exert significant control on matters requiring approval by our stockholders

As of December 31, 2013, our management and principal stockholders (those owning more than 5% of our outstanding shares) together beneficially owned approximately 52% of our shares of common stock. As a result, our management and principal stockholders, acting together or individually, may be able to exert significant control on matters requiring approval by our stockholders, including the election of all or at least a majority of our Board of Directors, the approval of amendments to our charter, and the approval of business combinations and certain financing transactions. In September 2008, a group of our stockholders prevailed in a proxy contest that resulted in the replacement of all members of our Board of Directors.

The market prices for securities of biopharmaceutical and biotechnology companies such as ours have been and are likely to continue to be highly volatile due to reasons that are related and unrelated to our operating performance and progress; we have not paid dividends in the past and do not anticipate doing so in the future

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances such as our current financial condition, the audit report included in our annual report on Form 10-K for the year ended December 31, 2013 that included an explanatory paragraph referring to our recurring losses from operations, available cash and short-term investment balances and accumulated deficit and a substantial doubt about our ability to continue as a going concern, our ability to obtain new financing, the status of our relationships or proposed relationships with third-party collaborators, including Akorn, our subsidiary’s ability to repay amounts due under or default on the AzaSite Notes, the results of testing and clinical trials, future sales of equity or debt securities by us, the exercise of outstanding options and warrants that could result in dilution to our current holders of common stock, developments in our patents or other proprietary rights or those of our competitors, our failure to meet analyst expectations, any litigation regarding the same, technological innovations or new therapeutic products, governmental regulation, or public concern as to the safety of products developed by us or others and general market conditions concerning us, our competitors or other biopharmaceutical companies may have a significant effect on the market price of our common stock. For example, in the twelve months ended December 31, 2013, our closing stock price fluctuated from a high of $0.36 to a low of $0.17. Such fluctuations can lead to securities class action litigation and make it difficult to obtain financing. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

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

We face the risk of a decrease in our cash balances and losses in our investment portfolio

Our investment policy is structured to limit credit risk and manage interest rate risk. By policy, we only invest in what we view as very high quality debt securities, such as U.S. government securities. However, the recent uncertainties in the credit markets, including the recent downgrade by Standard & Poor’s of the U.S. debt rating, could negatively affect our ability to liquidate our positions in securities that we currently believe constitute high quality investments and could also result in the loss of some or all of our principal if the issuer of such securities defaults on its credit obligations. Following completion of our $60.0 million financing in February 2008, our $22.2 million financing in July 2011 and our receipt of $15 million from the sale of the rights to receive Besivance royalty payments in April 2013 and additional $1 million paid in February 2014, investment income has become a more substantial component of our income. The ability to achieve our investment objectives is affected by many factors, some of which are beyond our control. Our interest income will be affected by changes in interest rates, which are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. The outlook for our investment income is dependent on the future direction of interest rates and the amount of cash flows from operations, if any, that are available for investment. Any significant decline in our investment income or the value of our investments as a result of falling interest rates, deterioration in the credit of the securities in which we have invested or general market conditions, could harm our ability to liquidate our investments, our cash position and our income.

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

We currently lease approximately 39,123 square feet of research laboratory and office space located in Alameda, California. The facility includes laboratories for formulation, analytical, microbiology, pharmacology, quality control and development as well as a pilot manufacturing plant. The lease expires on December 31, 2020, and may be renewed by us for an additional 5-year term. In October 2010, we subleased approximately 11,640 square feet of office space at this facility. The sublease expires on December 31, 2014. On January 1, 2015, or sooner at the option of the Company, the existing leased space will be expanded by approximately 5,000 square feet. We believe our existing facilities will be suitable and adequate to meet our needs for the immediate future.

Item 3.	Legal Proceedings

The Company is subject to various claims and legal actions during the ordinary course of its business.

In April 2011, the Company received a Notice Letter that Sandoz, Inc. or Sandoz, has filed an Abbreviated New Drug Application, or ANDA, with the U.S. Food and Drug Administration (FDA) seeking marketing approval for a 1% azithromycin ophthalmic solution, or the Sandoz Product, prior to the expiration of the five U.S. patents listed in the Orange Books for AzaSite, which include four of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Sandoz ANDA filing, Sandoz alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed upon by the Sandoz Product. On May 26, 2011, we, Merck and Pfizer filed a patent infringement lawsuit against Sandoz and related entities. The plaintiff companies agreed that Merck would take the lead in prosecuting this lawsuit. Before the trial, the patents involved in the litigation were limited to the one Pfizer patent and three of our patents. On October 4, 2013, the United States District Court for the District of New Jersey entered a Final Judgment in favor of us and the other plaintiffs finding all the asserted claims of the patents in the litigation valid and infringed by Sandoz and related entities. The Court Order specified that the effective date of any FDA approval of a Sandoz ANDA for generic 1% azithromycin ophthalmic solution products would be no earlier than the expiration date of the patents in the litigation. On November 4, 2013, Sandoz filed an appeal of this decision to the United States Court of Appeals for the Federal Circuit. On November 15, 2013, Akorn acquired Inspire from Merck, and as such, acquired the rights to AzaSite in North America. We believe Akorn will continue to take the lead in prosecuting this lawsuit. We and the other plaintiffs intend to vigorously contest any Sandoz assertions that these patents should have been found not infringed, invalid or unenforceable.

In May 2013, the Company received a Notice Letter that Mylan Pharmaceuticals, Inc. or Mylan, has filed an ANDA with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution, or the Mylan Product, prior to the expiration of the U.S. patents listed in the Orange Books for AzaSite, which include three of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Mylan ANDA filing, Mylan alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed upon by the Mylan Product. On June 14, 2013, we, Merck and Pfizer filed a patent infringement lawsuit against Mylan and a related entity. On November 15, 2013, Akorn acquired Inspire from Merck, and as such, acquired the rights to AzaSite in North America. The plaintiff companies have agreed that Akorn will take the lead in prosecuting this lawsuit. The filing of this lawsuit triggered an automatic stay, or bar, of the FDA’s approval of the ANDA for up to 30 months or until a final district court decision of the infringement lawsuit, whichever comes first. We and the other plaintiffs intend to vigorously enforce our patent rights relating to AzaSite and vigorously contest any Mylan assertions that these patents are invalid or unenforceable.

On January 3, 2013, Janel Joseph and Mitchell Joseph III filed a complaint in circuit court in Fayette County, Kentucky against Bausch & Lomb and the Company alleging that Janel Joseph was injured when her physician treated her with the Bausch & Lomb product Besivance following a photorefractive keratectomy. The plaintiffs allege that the use was off-label but nonetheless marketed by the defendants. Ms. Joseph alleges loss of vision and Mr. Joseph, her husband, alleges loss of consortium. On February 1, 2013, Bausch & Lomb removed the case to the United States District Court for the Eastern District of Kentucky. On February 8, 2013, the defendants filed answers denying the allegations. Fact discovery closed on August 1, 2013. On December 4, 2013, the Company moved to dismiss the complaint for lack of personal jurisdiction and also moved for summary judgment. Bausch & Lomb, represented by the same counsel, moved for summary judgment on the same day. On January 3, 2014, the plaintiffs filed a response conceding to the Company’s motion to dismiss for lack of personal jurisdiction. The motion is under consideration by the court. The plaintiffs to date have not made a specific claim for damages. A trial date has been set for July 2014.

There are currently no other claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

2013	High	Low
First Quarter	0.36	0.28
Second Quarter	0.34	0.30
Third Quarter	0.34	0.17
Fourth Quarter	0.30	0.19

2012	High	Low
First Quarter	0.50	0.36
Second Quarter	0.41	0.27
Third Quarter	0.46	0.32
Fourth Quarter	0.39	0.29

Dividends

We have never declared or paid dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. It is the present policy of our Board of Directors to retain our earnings, if any, for the development of our business.

Other Information

Information regarding employee stock-based compensation is provided in Note 12 in the Notes to the Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

As of March 26, 2014, we had approximately 155 registered stockholders of record of our Common Stock. On March 26, 2014, the last sale price reported on the OTCBB for our common stock was $0.27 per share.

Stock Performance Graph

The following graph compares the percentage change in (i) the cumulative total stockholder return on our common stock from December 31, 2008 through December 31, 2013 with (ii) the cumulative total return on (a) the American Stock Exchange (U.S. Index) and (b) the American Stock Exchange (biotech) index. The comparison assumes (i) an investment of $100 on December 31, 2008 in each of the foregoing indices and (ii) reinvestment of dividends, if any.

The stock price performance shown on the graph below represents historical price performance and is not necessarily indicative of any future stock price performance.

	AMEX	ISV	AMEX BIOTECH
12/31/08	100	100	100
12/31/09	131	190	146
12/31/10	158	170	201
12/31/11	163	220	169
12/31/12	169	155	239
12/31/13	174	150	360

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

The comparability of the following selected financial data is affected by a variety of factors, and this data is qualified by reference to and should be read in conjunction with the audited financial statements and notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Annual Report on Form 10-K. The following table sets forth selected financial data for us for the five years ended December 31, 2013 (in thousands except per share amounts):

	Year Ended December 31,
(in thousands, except per share data)	2013	2012	2011	2010	2009
Statement of Operations Data
Revenues:
Royalties	$14,787	$21,641	$15,138	$11,120	$8,000
Sale of royalty rights, net	15,490	—	—	—	—
Licensing fee, milestone amortization and other	545	—	785	747	1,798

Total revenues	30,822	21,641	15,923	11,867	9,798

Expenses:
Research and development	11,578	15,479	7,337	4,974	5,436
General and administrative	5,754	5,781	5,645	4,511	5,792
Cost of revenues, principally royalties to third parties	385	1,062	1,917	1,727	1,549
Severance	—	—	—	—	527
Impairment of property and equipment	—	—	—	—	615

Total expenses	17,717	22,322	14,899	11,212	13,919
Interest expense and other, net	(7,896)	(9,494)	(10,167)	(10,248)	(10,034)
Change in fair value of warrant liability	572	1,898	2,201	—	—

Net income (loss)	$5,781	$(8,277)	$(6,942)	$(9,593)	$(14,155)

Net income (loss) per share:
Income (loss) per share—basic	$0.04	$(0.06)	$(0.06)	$(0.10)	$(0.15)

Income (loss) per share—diluted	$0.04	$(0.06)	$(0.06)	$(0.10)	$(0.15)

Weighted average shares used in per share calculation:
—Basic	131,951	131,951	111,769	94,774	94,710

—Diluted	132,433	131,951	111,769	94,774	94,710

	As of December 31,
(in thousands)	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$8,251	$9,322	$26,395	$16,468	$24,721
Working capital, exclusive of deferred revenues	(35,663)	(3,424)	14,303	14,104	22,816
Total assets	14,165	17,759	32,401	23,586	32,246
Non-recourse secured notes payable	41,281	51,883	58,558	60,000	60,000
Accumulated deficit	(202,023)	(207,804)	(199,527)	(192,585)	(182,992)
Total stockholders’ deficit	$(35,154)	$(41,869)	$(34,539)	$(42,220)	$(33,033)

No cash dividends have been declared or paid by us since our inception.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We face significant challenges related to our lack of financial resources. We only expect our current cash to enable us to continue our operations as currently planned until approximately September 2014. Our independent auditors included an explanatory paragraph in their audit report related to our consolidated financial statements for the year ended December 31, 2013 referring to our recurring losses from operations, available cash and short-term investment balances and accumulated deficit and a substantial doubt about our ability to continue as a going concern.

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

•

AzaSite® (azithromycin ophthalmic solution) 1% is a DuraSite formulation of azithromycin, a broad spectrum ocular antibiotic approved by the United States Food and Drug Administration (FDA) in April 2007 to treat bacterial conjunctivitis (pink eye). It was commercialized in the United States by Inspire Pharmaceuticals, Inc. (Inspire) beginning in August 2007. In May 2011, Merck & Co. (Merck) acquired Inspire and Inspire became a wholly-owned subsidiary of Merck. In November 2013, Akorn, Inc. (Akorn) acquired Inspire from Merck and Inspire became a wholly-owned subsidiary of Akorn. Akorn is now responsible for commercializing AzaSite in North America. We receive a 25% royalty on net sales of AzaSite in North America and we received minimum royalties until September 2013.

•

Besivance® (besifloxacin ophthalmic suspension) 0.6% is a DuraSite formulation of besifloxacin, a broad spectrum ocular antibiotic approved by the FDA in May 2009 to treat bacterial conjunctivitis (pink eye). Besivance was developed by Bausch + Lomb Incorporated (Bausch & Lomb) (wholly-owned by Valeant Pharmaceuticals International, Inc. (Valeant) as of August 2013) and launched in the United States in the second half of 2009. In 2011, Besivance was launched internationally in select countries. Until we sold the Besivance royalty rights in April 2013, we received a middle single-digit royalty on net sales of Besivance globally. In April 2013, we sold the rights to receive royalty payments on sales of Besivance, beginning on January 1, 2013, for $15 million at closing, with an additional $1 million paid in February 2014 after certain 2013 Besivance sales targets were met. Under the terms of the agreement, if the purchasers receive specified levels of total cash from the Besivance royalty, the royalty would be returned to us in whole or in part. Patent protection for Besivance in the United States expires in 2021.

•

AzaSite PlusTM is a fixed combination of azithromycin and dexamethasone in DuraSite for the treatment of ocular inflammation and infection (blepharitis and/or blepharoconjunctivitis) for which there is no FDA approved indicated treatment. In November 2011, we initiated a Phase 3 clinical trial for this product candidate in blepharitis and completed patient enrollment in the clinical trial in September 2012. This study enrolled 907 patients and we announced top-line results in July 2013. AzaSite Plus did not meet the primary endpoint of complete resolution of all clinical signs and symptoms of blepharitis. However, AzaSite Plus did demonstrate statistically significant improvements in the disease’s clinical signs and symptoms at the end of treatment on Day 15. We continue to meet with the FDA to review the overall results of the clinical trial and determine the next steps in the development of this product candidate.

•

DexaSiteTM is a DuraSite formulation of dexamethasone in development for the treatment of ocular inflammation. In November 2011, we initiated a Phase 3 clinical trial for this product candidate in blepharitis and completed patient enrollment in the clinical trial in September 2012. This study enrolled 907 patients and we announced top-line results in July 2013. DexaSite did not meet the primary endpoint of complete resolution of all clinical signs and symptoms of blepharitis. However, DexaSite did demonstrate statistically significant improvements in the disease’s clinical signs and symptoms at the end of treatment on Day 15. We continue to meet with the FDA to review the overall results of the clinical trial and determine the next steps in the development of this product candidate. In November 2013, the FDA approved the protocol for Phase 3 clinical trials in the use of DexaSite for the prevention of inflammation and eye pain in ocular surgery.

•

BromSiteTM is a DuraSite formulation of bromfenac in development for the prevention of post-operative inflammation and eye pain. We initiated a Phase 1/2 clinical trial for this product candidate in August 2010 and we received positive top-line results from this study in the first quarter of 2011, which demonstrated the efficacy and safety of BromSite. In the third quarter of 2011, we completed an additional Phase 2 clinical trial to investigate the pharmacokinetics (PK) of BromSite in humans. We received positive top-line results that showed that the mean concentration of bromfenac in the aqueous humor of patients using BromSite was more than double compared to the currently available bromfenac eye product. In July 2012, we initiated a Phase 3 clinical trial for this product candidate and completed patient enrollment in November 2012. The BromSite Phase 3 clinical trial enrolled 268 patients undergoing cataract surgery in a two-arm trial designed to evaluate the efficacy and safety of BromSite against the DuraSite vehicle alone. In March 2013, we received positive top-line results from this Phase 3 clinical trial demonstrating statistically significant superiority compared to vehicle (p < 0.001) in alleviating ocular pain and inflammation among patients following cataract surgery. In May 2013, we initiated the second Phase 3 clinical trial for this product candidate, which was completed in November 2013 with 248 patients enrolled. We received positive top-line results from this confirmatory Phase 3 clinical trial in December 2013. We plan to file an NDA in the second half of 2014 for this product candidate.

•

DuraSite® 2 is our next-generation enhanced drug delivery system, which is designed to provide a broad platform for developing superior ophthalmic therapeutics. DuraSite 2 is based on the original DuraSite technology, and incorporates a cationic polymer to achieve sustained and enhanced ocular delivery of drugs. DuraSite 2 is designed to increase the tissue penetration for topically delivered ocular drugs with the aim of improved efficacy and dosing convenience. In August 2013, the U.S. Patent and Trademark Office (USPTO) issued a patent on DuraSite 2. The patent provides protection to 2029 for both the delivery system and the drugs that are formulated with DuraSite 2. In November 2013, we obtained preclinical data from a comparative study that demonstrated superior drug retention and tissue penetration compared to DuraSite. We plan to utilize the DuraSite 2 platform in the development of all future pipeline products. We plan to initiate a broad licensing program that provides access to industry partners through both exclusive and non-exclusive licensing and/or commercialization agreements.

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

•

In April 2013, we sold our rights to royalty payments relating to sales of Besivance, beginning on January 1, 2013, for $15 million at closing. In February 2014, we received an additional $1 million payment since certain 2013 Besivance sales targets were met;

•	In June 2013, we regained the development rights for AzaSite Xtra from Merck;

•

In July 2013, we announced top-line results for the AzaSite Plus and DexaSite Phase 3 clinical trial in blepharitis. AzaSite Plus and DexaSite did not meet the primary endpoint of complete resolution of all clinical signs and symptoms of blepharitis. However, AzaSite Plus and DexaSite did demonstrate statistically significant improvements in the disease’s clinical signs and symptoms at the end of treatment on Day 15. We continue to meet with the FDA to review the overall results of the clinical trial and determine the next steps in the development these of product candidates;

•	In August 2013, the USPTO issued a patent on DuraSite 2 that provides protection to 2029 for both the delivery system and the drugs that are formulated with DuraSite 2;

•

In October 2013, we announced that the United States District Court for the District of New Jersey upheld all four of the patents protecting AzaSite in a patent infringement lawsuit against Sandoz, Inc. Sandoz filed an ANDA with the FDA in 2011 seeking to market a generic version of AzaSite before expiration of the patents covering AzaSite and its use. On November 4, 2013, Sandoz filed an appeal of this decision to the United States Court of Appeals for the Federal Circuit; and

•

In December 2013, we completed the second BromSite Phase 3 clinical trial for prevention of inflammation and pain in ocular surgery with 248 patients enrolled and received positive top-line results from this confirmatory Phase 3 clinical trial.

Business Strategy

Our business strategy consists of the following:

1.	Develop our pipeline of ocular product candidates. We seek to identify new product candidates from proven drugs that can be improved by formulation in DuraSite 2, which can substantially reduce the clinical risk involved in these product candidates. As appropriate, we plan to conduct preclinical and clinical testing of our product candidates.

2.	Partner our product candidates. When we deem it appropriate, we seek to partner with larger pharmaceutical companies to manufacture and market our products. Partnering agreements generally include upfront and milestone payments, as well as on-going royalty payments upon commercialization, payable to us.

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

The Company allocates revenue in multiple-deliverable revenue arrangements using estimated selling prices of the delivered goods and services based on the relative selling price method.

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

Results of Operations

Revenues.

Our revenues for the years ended December 31, 2013, 2012 and 2011 were, as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
AzaSite royalties	$14.3	$19.5	$13.9
Sale of royalty rights, net	15.5	—	—
Besivance royalties	0.5	2.1	1.2
Other	0.5	—	0.8

Total	$30.8	$21.6	$15.9

For 2013, AzaSite royalties included $3.8 million of royalties based on net sales of AzaSite and an additional $10.5 million minimum royalty true-up payment by Merck. Earned royalties on AzaSite declined by 49% compared to 2012, which resulted from ceased sales promotion of AzaSite in August 2013 by Merck and a scheduled production suite upgrade at the manufacturing plant of AzaSite in the fourth quarter of 2013 which resulted in a supply shortage. The required minimum royalty for the fiscal year ended September 30, 2013, the measurement period pursuant to the terms of the Akorn License, was $19 million. Merck’s obligation to make minimum royalty payments terminated in September 2013 and Akorn’s obligation to pay earned royalties may be suspended upon the occurrence of certain events, such as a requirement by the FDA or other governmental agency to suspend the marketing of AzaSite or withdraw it from the market in the United States. See “Risk Factors,” “Liquidity and Capital Resources,” and Note 8 to our audited consolidated financial statements included in this Annual Report on Form 10-K.

For 2013, we also recorded $15.5 million from the sale of the rights to receive royalty payments on sales of Besivance. In April 2013, we sold the rights to receive royalty payments on sales of Besivance, beginning on January 1, 2013, for $15 million at closing, with an additional $1 million paid in February 2014 after certain 2013 Besivance sales targets were met. $0.5 million of previously recorded Besivance royalties in 2013 were netted against the sales price. Under the terms of the agreement, if the purchasers receive specified levels of total cash from the Besivance royalty, the royalty would be returned to us in whole or in part. Patent protection for Besivance in the United States expires in 2021. Revenues in 2013 also included $0.5 million from manufacturing equipment rental and the sale of bulk drug, azithromycin, to Merck.

For 2012, AzaSite royalties included $7.6 million of royalties based on net sales and an additional $11.9 million minimum royalty true-up payment by Merck. The increase in royalties was driven by an increase in the required minimum royalty to $17 million for the fiscal year ended September 30, 2012, the measurement period pursuant to the terms of the Akorn License, and the pro-rata share of $19 million for the fiscal year ended September 30, 2013. In addition, a decline in net sales of AzaSite by Merck further increased the minimum royalty true-up payment. Earned AzaSite royalties declined by 24% compared to the same period in 2011. The increase in Besivance royalties in 2012 was driven by an increase in net sales of Besivance by Bausch & Lomb.

For 2011, AzaSite royalties included $10.0 million of royalties based on net sales and an additional $3.9 million minimum royalty true-up payment by Merck, compared to $10.7 million of earned royalties in 2010. The increase in royalties was driven by an increase in the required minimum royalty to $15 million for the fiscal year ended September 30, 2011. In addition, a decline in net sales of AzaSite by Merck further increased the minimum royalty true-up payment. The increase was offset by a 6% decrease in AzaSite net sales. Besivance royalties increased by $0.7 million compared to 2010 which was driven by an increase in net sales of Besivance. Revenues in 2011 also included $0.5 million from the sale of bulk drug, azithromycin, to Merck and certain international partners under supply agreements and $0.3 million from the amortization and recognition of international license fee payments for AzaSite.

Research and development.

Our research and development activities can be separated into two major segments, research and clinical development. Research includes activities involved in evaluating a potential product, related preclinical testing and manufacturing. Clinical development includes activities related to filings with the FDA and the related human clinical testing required to obtain marketing approval for a potential product. The following represents the approximate cost of these activities for 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Research	$4,977	$5,047	$4,468
Clinical development	6,601	10,432	2,869

Total research and development	$11,578	$15,479	$7,337

Our research and development expenses by program for 2013, 2012 and 2011 (in millions) were:

Program	2013	2012	2011
BromSite	$4.2	$2.7	$1.0
AzaSite Plus/DexaSite	1.2	6.6	1.6
New products and other	0.2	0.4	0.7
Programs—non-specific	6.0	5.8	4.0

Total	$11.6	$15.5	$7.3

Research and development expenses were $11.6 million in 2013. In 2013, our BromSite program expenses were primarily related to costs of our Phase 3 clinical trials. For the first Phase 3 clinical trial, we completed patient enrollment in November 2012 with 268 patients and received positive top-line results in March 2013. In May 2013, we initiated the second Phase 3 clinical trial for BromSite and completed patient enrollment in September 2013 with 248 patients enrolled and received positive top-line results in December 2013. Our AzaSite Plus/DexaSite program expenses were primarily related to costs for our Phase 3 clinical trial. We completed patient enrollment for the AzaSite Plus/DexaSite clinical trials in September 2012 and enrolled 907 patients. In July 2013, we announced top-line results for the AzaSite Plus and DexaSite Phase 3 clinical trial. AzaSite Plus and DexaSite did not meet the primary endpoint of complete resolution of all clinical signs and symptoms of blepharitis. However, AzaSite Plus and DexaSite did demonstrate statistically significant improvements in the chronic disease’s clinical signs and symptoms at the end of treatment on Day 15. We continue to meet with the FDA to review the overall results of the clinical trial and to determine the next steps in the development of these product candidates. Non-specific program costs, which comprised facility, internal personnel and stock-based compensation costs, are not allocated to a specific development program. In addition, we expect to incur additional research and development expenses to develop new product candidates.

Research and development expenses were $15.5 million in 2012. In 2012, program expenses consisted of our AzaSite Plus/DexaSite program primarily related to costs for our Phase 3 clinical trial. We completed patient enrollment for the AzaSite Plus/DexaSite clinical trial in September 2012 and enrolled 907 patients. Our

BromSite program expenses primarily related to the costs for our Phase 3 clinical trial. We completed patient enrollment for the BromSite clinical trial in November 2012 and enrolled 268 patients. Non-specific program costs, which comprised facility, internal personnel and stock-based compensation costs that are not allocated to a specific development program, increased primarily due to an increase in headcount as a direct result of the Phase 3 clinical trials.

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

General and administrative.

General and administrative expenses were $5.8 million in 2013 and 2012.

General and administrative expenses increased to $5.8 million in 2012 from $5.6 million in 2011. In 2012, we incurred slightly higher costs related to financial reporting services and investor relations.

Cost of revenues.

Our cost of revenues was $0.4 million, $1.1 million and $1.9 million for 2013, 2012 and 2011, respectively. Cost of revenues was primarily comprised of royalties accrued for third parties, including Pfizer, based on AzaSite net sales by Merck or Akorn. In 2011, cost of revenues also included the cost of the azithromycin supplied to Merck and international partners under supply agreements.

Interest expense and other, net.

Interest expense and other, net, was an expense of $7.9 million, $9.5 million and $10.2 million for 2013, 2012 and 2011, respectively. Interest expense was primarily due to the interest expense on the non-recourse AzaSite Notes issued in February 2008 and related amortization of the debt issuance costs incurred from our issuance of the AzaSite Notes. Interest expense decreased in 2013 and 2012 as a result of pay downs of principal on the AzaSite Notes.

Change in fair value of warrant liability.

Change in fair value of warrant liability was income of $0.6 million, $1.9 million and $2.2 million for 2013, 2012 and 2011, respectively. The income resulted from a decrease in the fair value of our warrant liability that was initially valued as of July 18, 2011 and revalued as of December 31, 2013, 2012 and 2011. The decrease in fair value was primarily driven by a decrease in our stock price.

Liquidity and Capital Resources

In recent years, we have financed our operations primarily through private placements of equity securities, debt financings and payments from corporate collaborations. At December 31, 2013 and 2012, our cash, cash equivalents and short-term investments were $8.3 million and $9.3 million, respectively. It is our policy to invest our cash and cash equivalents in highly liquid securities, such as interest-bearing money market funds, treasury and federal agency notes. The current uncertain credit markets may affect the liquidity of such money market funds or other cash investments.

Our subsidiary is dependent on royalties from Akorn, and previously Merck prior to November 2013, on net sales of AzaSite to meet its payment obligations under the AzaSite Notes. Given (i) the current level of AzaSite net sales in the United States, (ii) Merck’s notification that it ceased sales representative promotion of their ophthalmic products, including AzaSite, in the United States effective August 1, 2013, which resulted in a further decline in our AzaSite earned royalties, (iii) that our minimum royalties from the Akorn License terminated on September 30, 2013, with the last minimum royalty payment received from Merck on October 25, 2013, and (iv) Akorn’s focus on promoting AzaSite to eye care physicians, we believe our subsidiary will trigger an event of default on the AzaSite Notes in May 2014. After default and assuming foreclosure by the noteholders on their collateral, we will lose all of our interest in our subsidiary and our right to receive AzaSite royalties in North America. For a further discussion of the AzaSite Notes, see Note 8 of the audited consolidated financial statements included in this Annual Report on Form 10-K.

We have incurred significant losses since inception, including net losses of approximately $8.3 million and $6.9 million for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2013, our accumulated deficit was $202.0 million and cash and short-term investments were $8.3 million. Further, we anticipate that our existing cash and short-term investment balances together with cash flows from operations will only be adequate to fund its cash requirements through September 2014. Our ability to fund our operations is dependent primarily upon our ability to execute on our business plan, including generating sufficient cash inflows from operating activities and obtaining additional funding.

Our auditors have included an explanatory paragraph in their audit report referring to our recurring losses from operations, available cash and short-term investment balances and accumulated deficit and a substantial doubt about our ability to continue as a going concern. Absent additional funding from private or public equity or debt financings, collaborative or other partnering arrangements, including under the Akorn License, asset sales, or other sources, we expect that our cash on hand, anticipated cash flow from operations and current cash commitments to us will only be adequate to fund our operations until approximately September 2014. If we are unable to secure sufficient additional funding prior to that time, we will need to cease operations and liquidate our assets. Our financial statements were prepared on the assumption that we will continue as a going concern and do not include any adjustments that might result should we be unable to continue as a going concern.

Even if we are able to obtain additional financing in order to continue long-term operations beyond approximately September 2014, we will require and will seek additional funding through collaborative or other partnering arrangements, public or private equity or debt financings and from other sources. However, there can be no assurance that we will obtain interim or longer-term financing or that such funding, if obtained, will be sufficient to continue our operations as currently conducted or in a manner necessary for the continued development of our products or the long-term success of our company. If we raise funds through the issuance of debt securities, such debt will likely be secured by a security interest or pledge of all of our assets, will require us to make principal and interest payments, would likely include the issuance of warrants and may subject us to restrictive covenants. If we raise funds through one or more equity offerings, our stockholders may suffer substantial dilution.

Cash provided by operating activities was $9.6 million for 2013. Cash used in operating activities was $10.3 million and $8.9 million for 2012 and 2011. In April 2013, we sold the rights to receive royalty payments on sales of Besivance, beginning on January 1, 2013, for $15 million at closing, with an additional $1 million paid in February 2014 after certain 2013 Besivance sales targets were met. Under the terms of the agreement, if the purchasers receive specified levels of total cash from the Besivance royalty, the royalty would be returned to us in whole or in part. Patent protection for Besivance in the United States expires in 2021. In 2013, 2012 and 2011, we incurred approximately $5.4 million, $9.3 million and $2.6 million, respectively, in direct costs related to our Phase 3 clinical trials for AzaSite/DexaSite and BromSite.

Cash provided by investing activities was $2.9 million and $16.4 million for 2013 and 2012, respectively. Cash used in investing activities was $19.7 million for 2011. In 2013 and 2012, we converted $3.0 million and $16.5 million, respectively, from short-term investments to cash and cash equivalents. In 2011, we invested $19.5 million in short-term investments.

Cash used in financing activities was $10.6 million and $6.7 million for 2013 and 2012, respectively. Cash provided by financing activities was $19.0 million for 2011. In 2013, 2012 and 2011, we made principal payments of $10.6 million, $6.7 million and $1.4 million, respectively, on the AzaSite Notes. In July 2011, we completed a private placement financing transaction in which we sold shares of common stock and warrants to purchase shares of common stock, which resulted in approximately $20.4 million in net proceeds to us after deducting placement agent fees, legal, accounting and other costs associated with the transaction. We used the net proceeds of the transaction to fund clinical trials and for general corporate purposes, including working capital.

The tables below set forth the amount of cash that we raised for fiscal years 2011 through 2013 from equity financings and option exercises.

Cash Received from Private Placements of Equity Securities

Date	Net Proceeds	Shares of Common Stock Issued
July 2011	$20.4 million	37.0 million shares plus warrants to purchase 14.8 million shares

Cash received from Option Exercises

Year	Net Proceeds
2011	$58,000

Our future capital expenditures and requirements will depend on numerous factors, including our ability to raise additional financing by September 2014 when we expect our cash resources to be depleted, the progress of our clinical testing, research and development programs and preclinical testing, the time and costs involved in obtaining regulatory approvals, our ability to successfully commercialize any products that we may launch in the future, our ability to establish collaborative arrangements, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in our existing collaborative and licensing relationships, acquisition of new businesses, products and technologies, the completion of commercialization activities and arrangements, and the purchase of additional property and equipment.

We anticipate no material capital expenditures to be incurred for environmental compliance in fiscal year 2014. Based on our environmental compliance record to date, and our belief that we are current in compliance with applicable environmental laws and regulations, environmental compliance is not expected to materially harm our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect.

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. Some of these amounts are based on management’s estimates and assumptions about these obligations including their duration, the possibility of renewal and other factors. Because these estimates are necessarily subjective, our actual payments in the future may vary from those listed in this table.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 years
Purchase obligations(1)	$424	$424	$—	$—	$—
Facilities lease obligations(2)	5,074	438	1,445	1,550	1,641
Licensing agreement obligations(3)	338	338	—	—	—
Secured notes(4)	41,281	41,281	—	—	—
Interest expense on secured notes(5)	12,748	12,748	—	—	—

Total commitments	$59,865	$55,229	$1,445	$1,550	$1,641

(1)	Purchase obligations include commitments related to clinical development.
(2)	We lease our facilities under a non-cancelable operating lease that expires in 2020.
(3)	We have entered into certain license agreements that require us to make royalty payments for the life of the licensed patents. The estimated royalties due under certain of these agreements are as noted for 2014 through 2018 based on future expected net sales of AzaSite.
(4)	Principal repayments are limited to royalties received from Akorn from net sales of AzaSite in the United States and Canada. When the AzaSite royalties received for any quarter exceed the interest payments and certain expenses due that quarter, the excess will be applied to the repayment of principal of the notes until the notes have been paid in full. The AzaSite Notes are due in 2019. At the current level of AzaSite royalties, the royalty subsidiary will default on the notes during 2014.
(5)	Interest expense represents an estimate based on expected principal balance.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued an amendment to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar loss or a tax credit carryforward exists. The amendment requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This amendment is effective on a prospective basis for fiscal years beginning after December 15, 2013. The Company adopted this amendment in the year ended December 31, 2013. The adoption of this amendment did not impact the Company’s consolidated financial position, results of operations, or other additional disclosure and presentation requirements since the Company had no uncertain tax position reserves.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates.

We have debt in the form of non-recourse, secured notes issued by our subsidiary with fixed interest rates. As a result, our exposure to market risk caused by fluctuations in interest rates is minimal. Our subsidiary had $41.3 million in the AzaSite Notes outstanding as of December 31, 2013, with a fixed interest rate of 16%. If the market interest rates were to increase by 10% from the December 31, 2013 levels, it would not result in an increase in interest expense. At December 31, 2013, our subsidiary’s debt was reflected in the accompanying unaudited condensed consolidated financial statements at face value. Due to a decline in and uncertainty regarding AzaSite earned royalty revenues, it is reasonably possible that the fair value of the debt has declined. The decline in value of debt is not reasonably determinable at this time.

The securities in our investment portfolio are not leveraged and are subject to minimal interest rate risk. Due to their original maturities of twelve months or less, the securities are classified as cash and cash equivalents or short-term investments. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio. While a hypothetical decrease in market interest rates by 10% from the December 31, 2013 levels would cause a decrease in interest income, it would not likely result in loss of principal.

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

The following Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm are included on the pages that follow:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

InSite Vision Incorporated

We have audited the accompanying consolidated balance sheets of Stockholders of InSite Vision Incorporated and its subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2013. InSite Vision Incorporated’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InSite Vision Incorporated and its subsidiaries as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, available cash and short-term investment balances and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Burr Pilger Mayer, Inc.

E. Palo Alto, California
March 31, 2014

INSITE VISION INCORPORATED

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$3,251	$1,323
Short-term investments	5,000	7,999
Accounts receivable	1,026	5,250
Other receivables	1,114	—
Prepaid expenses and other current assets	95	144
Debt issuance costs, net	2,248	—

Total current assets	12,734	14,716

Property and equipment, net	1,431	377

Debt issuance costs, net	—	2,666

Total assets	$14,165	$17,759

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$394	$677
Accrued liabilities	2,345	1,535
Accrued compensation and related expense	1,090	1,134
Accrued royalties	776	1,104
Accrued interest	826	1,038
Non-recourse secured notes, current	41,281	10,395
Warrant liability	1,685	2,257

Total current liabilities	48,397	18,140
Lease incentive	922	—
Non-recourse secured notes, long-term	—	41,488

Total liabilities	49,319	59,628

Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized; 131,951,033 shares issued and outstanding at December 31, 2013 and 2012	1,320	1,320
Additional paid-in capital	165,549	164,615
Accumulated deficit	(202,023)	(207,804)

Total stockholders’ deficit	(35,154)	(41,869)

Total liabilities and stockholders’ deficit	$14,165	$17,759

See accompanying notes to consolidated financial statements.

INSITE VISION INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2013	2012	2011
Revenues:
Royalties	$14,787	$21,641	$15,138
Sale of royalty rights, net	15,490	—	—
Licensing fee and milestone amortization	—	—	275
Other product and service revenues	545	—	510

Total revenues	30,822	21,641	15,923

Expenses:
Research and development	11,578	15,479	7,337
General and administrative	5,754	5,781	5,645
Cost of revenues, principally royalties to third parties	385	1,062	1,917

Total expenses	17,717	22,322	14,899

Income (loss) from operations	13,105	(681)	1,024
Interest expense and other, net	(7,896)	(9,494)	(10,167)
Change in fair value of warrant liability	572	1,898	2,201

Net income (loss)	$5,781	$(8,277)	$(6,942)

Net income (loss) per share:
Income (loss) per share—basic	$0.04	$(0.06)	$(0.06)

Income (loss) per share—diluted	$0.04	$(0.06)	$(0.06)

Weighted average shares used in per share calculation:
—Basic	131,951	131,951	111,769

—Diluted	132,433	131,951	111,769

See accompanying notes to consolidated financial statements.

INSITE VISION INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balances, December 31, 2010	94,822,593	$948	$149,417	$(192,585)	$(42,220)
Issuance of common stock from private placement, net of issuance costs	36,978,440	370	20,029	—	20,399
Issuance of common stock from exercise of stock options	150,000	2	56	—	58
Initial value of warrant liability	—	—	(6,356)	—	(6,356)
Stock-based compensation	—	—	522	—	522
Net loss	—	—	—	(6,942)	(6,942)

Balances, December 31, 2011	131,951,033	1,320	163,668	(199,527)	(34,539)
Stock-based compensation	—	—	947	—	947
Net loss	—	—	—	(8,277)	(8,277)

Balances, December 31, 2012	131,951,033	1,320	164,615	(207,804)	(41,869)
Stock-based compensation	—	—	934	—	934
Net income	—	—	—	5,781	5,781

Balances, December 31, 2013	131,951,033	$1,320	$165,549	$(202,023)	$(35,154)

See accompanying notes consolidated financial statements.

INSITE VISION INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$5,781	$(8,277)	$(6,942)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	107	95	86
Amortization of debt issuance costs	418	419	419
Stock-based compensation	934	947	522
Change in fair value of warrant liability	(572)	(1,898)	(2,201)
Changes in operating assets and liabilities:
Accounts receivable	4,224	(2,686)	788
Other receivables	(1,114)	—	—
Prepaid expenses and other current assets	49	(132)	3
Accounts payable	(283)	(26)	371
Accrued liabilities	656	1,124	(100)
Accrued compensation and related expense	(44)	156	358
Accrued royalties	(328)	140	72
Accrued interest	(212)	(133)	(2,205)
Deferred revenues	—	—	(75)

Net cash provided by (used in) operating activities	9,616	(10,271)	(8,904)

INVESTING ACTIVITIES:
Purchase of property and equipment	(85)	(127)	(184)
Decrease (increase) in short-term investments	2,999	16,496	(19,496)

Net cash provided by (used in) investing activities	2,914	16,369	(19,680)

FINANCING ACTIVITIES:
Issuance of common stock from priviate placement, net of issuance costs	—	—	20,399
Issuance of common stock from exercise of options, net of issuance costs	—	—	58
Payment of secured notes payable	(10,602)	(6,675)	(1,442)

Net cash provided by (used in) financing activities	(10,602)	(6,675)	19,015

Net increase (decrease) in cash and cash equivalents	1,928	(577)	(9,569)
Cash and cash equivalents at beginning of year	1,323	1,900	11,469

Cash and cash equivalents at end of year	$3,251	$1,323	$1,900

Supplemental disclosure of cash flow information:
Interest received	$5	$17	$28

Interest paid	$7,694	$9,224	$11,981

Income taxes paid	$110	$1	$1

Non-cash investing activities—Lease incentives	$1,076	$—	$—

See accompanying notes to consolidated financial statements.

InSite Vision Incorporated

Notes to Consolidated Financial Statements

For the years ended December 31, 2013, 2012 and 2011

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

DuraSite® 2 is the Company’s next-generation enhanced drug delivery system, which is designed to provide a broad platform for developing superior ophthalmic therapeutics. DuraSite 2 is based on the original DuraSite technology, and incorporates a cationic polymer to achieve sustained and enhanced ocular delivery of drugs. The Company plans to initiate a broad licensing program for DuraSite 2 that provides access to industry partners through both exclusive and non-exclusive licensing and/or commercialization agreements. The Company plans to focus its research and development and commercial support efforts on topical products formulated with the DuraSite 2 drug delivery technology.

The Company has incurred substantial cumulative losses and negative cash flows from operations during the years ended December 31, 2012 and 2011. As of December 31, 2013, the Company’s accumulated deficit was $202.0 million and its cash and short-term investments were $8.3 million. Further, the Company anticipates that its existing cash and short-term investment balances, together with cash flows from operations, will only be adequate to fund its cash requirements through September 2014. In addition, the Company’s subsidiary does not anticipate it will be able to make the required interest payments required on the secured notes during 2014 and will trigger an event of default in May 2014. For further discussion, see Note 8. Management’s plans include exploring strategic alternatives or raising additional equity financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

Principles of Consolidation. The consolidated financial statements include the accounts of InSite Vision Incorporated as well as its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Industry Segment and Geographic Information. The Company operates in one segment and is focused on developing drugs and drug delivery systems principally for ophthalmic indications. The Company had limited foreign-based operations for the years ended December 31, 2013, 2012 and 2011. All long-lived assets are located in the United States.

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

Property and Equipment. Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is provided over the estimated useful lives of the respective assets, which range from three to five years, using the straight-line method. Leasehold improvements and property acquired under capital leases are amortized over the lives of the related leases or their estimated useful lives, whichever is shorter, using the straight-line method. Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 was $107,000, $95,000 and $86,000, respectively. The costs of repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets. The Company periodically assesses the recoverability of its long-lived assets for which an indicator of impairment exists by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If the Company concludes that the carrying value will not be recovered, the Company measures the amount of such impairment by comparing the fair value to the carrying value. For the years ended December 31, 2013, 2012 and 2011, no impairment of property and equipment was recorded.

Patents. As a result of the Company’s research and development efforts, the Company has obtained, or is applying for, a number of patents to protect proprietary technology and inventions. All costs associated with patents for product candidates under development are expensed as incurred. As of December 31, 2013 and 2012, the Company had no capitalized patent costs.

Debt Issuance Costs. Debt issuance costs paid to third parties are capitalized and amortized over the life of the underlying debt, using the straight-line method. Amortization of debt issuance costs for the years ended December 31, 2013, 2012 and 2011 were $418,000, $419,000 and $419,000, respectively, and are included in interest expense and other, net in the Consolidated Statements of Operations. See Note 8, “Non-Recourse Secured Notes Payable” for further discussion of the underlying debt.

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

As of December 31, 2013 and 2012, $8.2 million and $9.2 million, respectively, of the Company’s cash, cash equivalents and short-term investments consisted of Level 1 Treasury-backed government securities or money market funds that are measured at fair value on a recurring basis.

The Company’s financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable, other receivables, accounts payable, accrued liabilities and debt obligations. Accounts receivable, other receivables, and accounts payable are reflected in the accompanying consolidated financial statements at cost, which approximates fair value due to the short-term nature of these instruments. While the Company believes its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

The Company has debt in the form of non-recourse, secured notes payable with a fixed interest rate, which constitute $41.3 million of Level 2 borrowings outstanding at December 31, 2013, measured at fair value on a nonrecurring basis, with an interest rate of 16%. At December 31, 2013, the Company’s debt was reflected in the accompanying consolidated financial statements at face value. Due to a decline in and uncertainty regarding AzaSite earned royalty revenues, it is reasonably possible that the fair value of the debt has declined. The decline in value of debt is not reasonably determinable at this time.

As discussed above, the fair value of the warrant liability, determined using Level 3 criteria, was initially recorded on the grant date and remeasured at December 31, 2013 and 2012 using the Black-Scholes Model, which requires inputs such as the remaining term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop.

The fair value of the warrant liability was estimated using the following assumptions, as determined in accordance with the terms of the warrant agreements, at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Risk-free interest rate	0.8%	0.4%
Remaining term (years)	2.5	3.5
Expected dividends	0.0%	0.0%
Volatility	100.0%	100.0%

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

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the year ended December 31, 2013 (in thousands):

Balance at December 31, 2012	$2,257
Net decrease in fair value of warrant liability on remeasurment	(572)

Balance at December 31, 2013	$1,685

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

The Company allocates revenue in multiple-deliverable revenue arrangements using estimated selling prices of the delivered goods and services based on the relative selling price method.

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

See Note 12, “Stock-Based Compensation” for further discussion of employee stock-based compensation.

The Company occasionally issues stock options and warrants to consultants of the Company in exchange for services. The Company has valued these options and warrants using the Black-Scholes option pricing model, at each reporting period and has recorded charges to operations over the vesting periods of the individual stock options or warrants. Such charges amounted to approximately $8,000, $56,000 and $20,000 during the years ended December 31, 2013, 2012 and 2011, respectively.

Net Income (Loss) per Share. Basic net income (loss) per share has been computed using the weighted-average number of common shares outstanding during the period. Dilutive net income (loss) per share is computed using the sum of the weighted-average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options and warrants. Potentially dilutive securities have been excluded from the computation of diluted net loss per share in 2012 and 2011 as their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,
(in thousands, except per share data)	2013	2012	2011
Numerator:
Net income (loss)	$5,781	$(8,277)	$(6,942)

Denominator:
Weighted-average shares outstanding	131,951	131,951	111,769
Effect of dilutive securities:
Stock options	482	—	—

Weighted-average shares outstanding for diluted loss	132,433	131,951	111,769

Net income (loss) per share:
Basic	$0.04	$(0.06)	$(0.06)

Diluted	$0.04	$(0.06)	$(0.06)

For the years ended December 31, 2012 and 2011, due to the loss applicable to common stockholders, loss per share is based on the weighted average number of common shares only, as the effect of including equivalent shares from stock options and warrants would be anti-dilutive. At December 31, 2013, 2012 and 2011, 31,407,604, 28,156,898 and 25,795,339 options and warrants, respectively, were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

Comprehensive Income (Loss). Comprehensive income (loss) is the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. The consolidated comprehensive income (loss) for the Company was equal to the net income (loss) attributable to the Company for the years ended December 31, 2013, 2012 and 2011.

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

Significant Customers and Risk. All revenues recognized and/or deferred were primarily from AzaSite licensees. The Company is entitled to receive royalty revenues from net sales of AzaSite under the terms of its agreement with Inspire. Inspire was acquired by Merck in May 2011 and subsequently acquired by Akorn in November 2013. Accordingly, all trade receivables are concentrated with these parties during the years ended December 31, 2013, 2012 and 2011. Under the terms of the license with Inspire, Inspire, through its applicable parent company, has significant influence over the commercial success of AzaSite. Revenues from Merck represented approximately 48%, 90% and 90% of total revenues for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, in April 2013, the Company sold its rights to receive royalty payments relating to sales of Besivance and the amounts received in this sale represented 50% of the Company’s revenues for the year ended December 31, 2013.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued an amendment to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar loss or a tax credit carryforward exists. The amendment requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This amendment is effective on a prospective basis for fiscal years beginning after December 15, 2013. The Company adopted this amendment in the year ended December 31, 2013. The adoption of this amendment did not impact the Company’s consolidated financial position, results of operations, or other additional disclosure and presentation requirements since the Company had no uncertain tax position reserves.

2. License Agreements

In December 2003, the Company completed the sale of its drug candidate for the treatment of ocular infections to Bausch & Lomb Incorporated (“Bausch & Lomb”), wholly-owned by Valeant Pharmaceuticals International, Inc. (“Valeant”) as of August 2013, pursuant to a Purchase Agreement and a License Agreement. Accordingly, Besivance was developed by Bausch & Lomb. In May 2009, the United States Food and Drug Administration (“FDA”) approved Besivance to treat bacterial conjunctivitis (pink eye). Besivance was launched in the United States by Bausch & Lomb in the last half of 2009. In 2011, Besivance was launched internationally in select countries. During the years ended December 31, 2012 and 2011, the Company recognized $2,126,000 and $1,208,000, respectively, of royalties related to net sales of Besivance by Bausch & Lomb. In April 2013, the Company sold the rights to receive royalty payments on sales of Besivance, beginning on January 1, 2013, for $15 million at closing, with an additional $1 million paid in February 2014 after certain 2013 Besivance sales targets were met. $0.5 million of Besivance royalties previously recorded in 2013 were netted against the sales price. Under the terms of the agreement, if the purchasers receive specified levels of total cash from the Besivance royalty, the royalty would be returned to the Company in whole or in part. Patent protection for Besivance in the United States expires in 2021.

On February 15, 2007, the Company entered into a license agreement for AzaSiteTM (the “Akorn License”) with Inspire Pharmaceuticals, Inc (“Inspire”). In May 2011, Merck & Co. (“Merck”) acquired Inspire and Inspire became a wholly-owned subsidiary of Merck. In November 2013, Akorn, Inc. (“Akorn”) acquired Inspire from Merck and Inspire became a wholly-owned subsidiary of Akorn. Under the Akorn License, the Company licensed to Inspire, exclusive development and commercialization rights in the United States and Canada, for topical anti-infective products containing azithromycin as the sole active ingredient for human ocular or ophthalmic indications. The Company also granted Inspire an exclusive sublicense under the Pfizer patent rights the Company has licensed under the Pfizer License discussed below. Inspire has the right to grant sublicenses under the terms of the Akorn License.

Akorn, due to its acquisition of Inspire, pays the Company a royalty on net sales of AzaSite in the United States and Canada. The royalty rate is 25% of net sales. Akorn is obligated to pay the Company royalties under the Akorn License for the longer of (i) eleven years from the launch of the first product or (ii) the period during which a valid claim under a patent exists. Until September 30, 2013, Merck paid the Company certain tiered minimum royalties. The royalties discussed above are subject to certain reductions in the event of patent invalidity, generic competition, uncured material breach under the Akorn License or in the event that Akorn is required to pay license fees to third parties for the continued use of AzaSite. Akorn may also terminate the Akorn License at any time upon 6 months’ notice.

The Company also entered into a supply agreement (the “Supply Agreement”) with Inspire on February 15, 2007 for the active pharmaceutical ingredient azithromycin. The Company had previously entered into a third-party supply agreement for the production of this active ingredient. The Supply Agreement was terminated in July 2012.

On August 9, 2012, the Company and Merck amended the payment terms of the Akorn License. Under the amended terms, on a quarterly basis, Merck paid the Company the higher of the pro-rata annual minimum royalty or the earned royalty for 2012 and 2013. In addition, in August 2012, Merck paid the Company a $7.3 million catch-up payment for the difference between the earned royalties already paid for the fourth quarter of 2011 and the first and second quarters of 2012, and the pro-rata annual minimum royalties for those quarters. For the fiscal years ended September 30, 2013, 2012 and 2011, the measurement period pursuant to the terms of the Akorn License, the Company received $19 million, $17 million and $15 million, respectively, in minimum royalties from Merck. The obligation to make minimum royalty payments terminated in September 2013 and Akorn’s obligation to pay earned royalties may be suspended upon the occurrence of certain events, such as a requirement by the FDA or other governmental agency to suspend the marketing of AzaSite or withdraw it from the market in the United States.

On June 20, 2013, the Company and Merck entered into an amendment (the “Amendment”) to the Akorn License. The Amendment grants back to the Company, the right to develop and commercialize AzaSite Xtra™ in the United States and Canada. The Amendment also grants Akorn the exclusive option, but not the obligation, to re-acquire the exclusive right to develop and commercialize AzaSite Xtra in the United States and Canada. The option can be exercised during the period commencing on the effective date of the Amendment and ending on the date that is ten (10) business days following the first regulatory approval of AzaSite Xtra in the United States, unless the Akorn License is earlier terminated or has expired in accordance with its terms. Upon exercise of the option, Akorn is required to pay the Company a one-time payment. In addition, in the event that Akorn exercises the option, Akorn will be obligated to pay the Company royalties on net sales of AzaSite Xtra consistent with the terms of the Akorn License for so long as the Company remains indebted under certain non-recourse secured notes (the “AzaSite Notes”). In the event that the Company is no longer indebted under the AzaSite Notes, the Company has agreed to negotiate in good faith a separate royalty buy-down agreement with Akorn with respect to AzaSite Xtra; provided that any modification to royalty payment obligations with respect to AzaSite Xtra would be subject to the Company and Akorn reaching a subsequent agreement. For a further discussion of the AzaSite Notes, see Note 8.

During the years ended December 31, 2013, 2012 and 2011, the Company recognized $14.3 million, $19.5 million and $13.9 million, respectively, of royalties related to the Akorn License. During the years ended December 31, 2013 and 2011, the Company recognized $0.5 million and $0.4 million, respectively, of revenue from Merck for manufacturing equipment rental and the sale of the active ingredient, azithromycin.

On February 15, 2007, the Company entered into a worldwide, exclusive, royalty-bearing license agreement with Pfizer Inc. (“Pfizer”) under Pfizer’s patent family titled “Method of Treating Eye Infections with Azithromycin” for ocular anti-infective product candidates known as AzaSite and AzaSite Plus (the “Pfizer License”). Under the Pfizer License, the Company is required to pay Pfizer a low single digit royalty based on net sales of the licensed products and to use reasonable commercial efforts to seek regulatory approval for and market licensed products. The Pfizer License provides the Company the right to grant sublicenses thereunder, subject to Pfizer’s prior approval, which approval shall not be unreasonably withheld. Pfizer approved the sublicense granted to Akorn, and previously to Merck prior to November 2013. Based on the royalty reports provided by Merck and Akorn, for the years ended December 31, 2013, 2012 and 2011, the Company recorded third-party royalties of $0.4 million, $1.1 million and $1.4 million, respectively, due primarily under the Pfizer License.

The Company has entered into, and will continue to pursue additional licensing agreements, corporate collaborations and service contracts. There can be no assurance that the Company will be able to negotiate acceptable collaborative, licensing or service agreements, or that the existing arrangements will be successful or renewed or will not be terminated.

3. Short-term Investments

As of December 31, 2013 and 2012, the Company had $5.0 million and $8.0 million in short-term investments, respectively. The Company’s investment policy is to limit the risk of principal loss and to ensure safety of invested funds by generally attempting to limit market risk. Accordingly, the Company’s short-term investments were invested in U.S. Treasury securities with original maturities of 12 months or less. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings. At December 31, 2013 and 2012, the unrealized gains on these short-term investments were insignificant.

4. Accounts Receivable

Accounts receivable represent amounts due to the Company from its licensees or former licenses, including Merck, Akorn and other third parties. Accounts receivable decreased by $4.2 million for the year ended December 31, 2013 from December 31, 2012. The decrease primarily resulted from the $2.6 million minimum royalty true-up by Merck recorded at December 31, 2012, ceased sales promotion of AzaSite in August 2013 by Merck and a significant decline in net sales of AzaSite due to a scheduled production suite upgrade at the manufacturing plant in the last quarter of 2013 which resulted in a supply shortage. At December 31, 2013, accounts receivable also included $1.0 million for reaching certain 2013 Besivance sales targets related to the sale of the rights to receive Besivance royalty payments. At December 31, 2013 and 2012, the Company did not record a bad debt allowance related to any accounts receivable as all amounts were reasonably expected to be collected. The need for a bad debt allowance is evaluated each reporting period based on the Company’s assessment of the collectability of such amounts.

5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2013	2012
Laboratory and other equipment	$1,445	$1,399
Leasehold improvements	45	45
Furniture and fixtures	14	14
Construction in Progress	1,115	—

	2,619	1,458
Accumulated depreciation and amortization	(1,188)	(1,081)

Property and equipment, net	$1,431	$377

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

As discussed in Note 1, the warrants issued in July 2011 include a provision that provides the warrant holders with an option to require the Company (or its successor) to purchase the warrants for cash in an amount equal to the Black-Scholes value in the event of a “Fundamental Transaction” (as defined in the warrant agreements). Accordingly, the fair value of the warrants at the issuance date was estimated using the Black-Scholes Model, as determined in accordance with the terms of the warrant agreements, and the Company recorded a warrant liability of $6.4 million. The Company remeasured the warrant liability at December 31, 2013 and 2012, and recorded a decrease to the warrant liability of approximately $0.6 million and $1.9 million, respectively, which was recognized as income in the Company’s Consolidated Statement of Operations for the years ended December 31, 2013 and 2012. Additional disclosures regarding assumptions used in calculating the fair value of the warrant liability are included in Note 1.

7. Lease Incentive

On August 1, 2013, the Company and Legacy Partners I Alameda, LLC entered into the fifth amendment to the Company’s lease, dated September 1, 1996, which covers the Company’s space at 965 Atlantic Avenue and 2020 Challenger Drive, in Alameda, California. Under the terms of the amendment, the term of the Company’s lease was extended until December 2020 and the Company is eligible to receive up to $1.3 million from Legacy Partners for leasehold improvements for both buildings.

As of December 31, 2013, the Company incurred $1.1 million for leasehold improvements under the terms of the amendment for both buildings. The lease incentives will be recognized as reductions of rental expense on a straight-line basis over the term of the lease. As of December 31, 2013, the leasehold improvements have not been placed in service and are recorded as Construction in Progress, see Note 5. After the leasehold improvements are placed in service, they will be amortized over the life of the lease or their estimated useful lives, whichever is shorter, using the straight-line method. As of December 31, 2013, $0.9 million of the lease incentives were classified as long-term and $0.2 million were classified as current in Accrued liabilities in the Company’s Consolidated Balance Sheets. As of December 31, 2013, the reimbursement of $1.1 million from Legacy Partners was recorded as Other receivables in the Company’s Consolidated Balance Sheets.

8. Non-Recourse Secured Notes

In February 2008, the Company’s wholly-owned subsidiary, Azithromycin Royalty Sub, LLC completed a private placement of $60.0 million in aggregate principal amount of non-convertible, non-recourse promissory notes due in 2019. Net proceeds from the financing were approximately $55.3 million after transaction costs of approximately $4.7 million. The annual interest rate on the notes is 16% with interest payable quarterly in arrears. The notes are secured by, and will be repaid from, royalties to be paid to the Company by Akorn from net sales of AzaSite in the United States. The secured notes are non-recourse to InSite Vision Incorporated. If the AzaSite royalties received for any quarter exceed the interest payments and certain expenses due that quarter, the excess will be applied to the repayment of principal of the notes until the notes have been paid in full. The notes may be redeemed at the Company’s option at the current principal amount.

The Company’s subsidiary received insufficient royalties to make the interest payment in full that was due on February 15, 2014. The Company has the ability to make-up this shortfall with its own cash resources. This shortfall in interest payments is not an event of default. However, if the Company does not pay in full the recent shortfall (plus interest thereon) by May 15, 2014, the Company’s subsidiary will trigger an event of default under the indenture. The Company has no intention to pay this shortfall. Accordingly, an event of default is likely on May 15, 2014. To the extent that an event of default occurs, the bondholders could seek available remedies, which includes foreclosure on our subsidiary. The Company’s ability to receive future revenue from sales of AzaSite is dependent on the Company’s subsidiary repaying the AzaSite Notes and interest in a timely fashion. If the Company’s subsidiary does not cure the expected event of default, the Company is highly unlikely to receive future revenue from AzaSite. Based on current earned royalty levels, the earned royalties will not cover future required interest payments. As such, as of December 31, 2013, $41.3 million of secured notes was classified as current along with the unamortized debt issuance costs. After default and assuming foreclosure by the noteholders on their collateral, primarily our subsidiary, the Company will lose all interest in AzaSite Royalty Sub and lose its right to receive AzaSite royalties in North America.

9. Commitments and Contingencies

The Company has entered into certain license agreements that require it to make royalty payments for the life of the licensed patents. The estimated royalty payments related to the net sales of AzaSite in North America are approximately $0.3 million for the period 2014 through 2019. These contractual obligations are reflected in the Company’s financial statements once the related obligation becomes due. Much of these obligations have been eliminated since the Company expects to default on the AzaSite Notes in 2014, as the noteholders would be responsible for paying these royalties.

The Company conducts its operations from leased facilities in Alameda, California under non-cancelable operating lease agreements that expire in December 2020. Lease payments include rent and the Company’s pro-rata share of operation expenses. The Company subleases a portion of the facility under a lease agreement that expires in 2014. Lease income includes rent and a pro-rata share of operation expenses. For accounting purposes, the Company is amortizing all rent payments and receipts ratably over the life of the lease. Rent expense for the years ended December 31, 2013, 2012 and 2011, was $583,000, $697,000, and $697,000, respectively. Future minimum lease payments under the operating lease and future cash receipts from the sublease, are as follows (in thousands):

Year Ending December 31,	Operating Lease Cash Payments	Operating Sublease Cash Receipts	Operating Lease Cash Payments, net
2014	$589	$151	$438
2015	709	—	709
2016	736	—	736
2017	762	—	762
2018	788	—	788
2019 and thereafter	1,641	—	1,641

	$5,225	$151	$5,074

10. Income Taxes

Provision for Income Taxes

There was no provision for income taxes for the years ended December 31, 2013, 2012 and 2011 due to the Company’s net operating losses.

Income tax provision related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 34% to pretax loss as follows (in thousands):

	2013	2012	2011
Tax provision at federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	0.0%	0.0%	0.0%
Warrant liability	-3.4%	7.8%	10.8%
Other permanent differences	0.1%	0.0%	-0.1%
Credits	-11.9%	0.0%	2.7%
Expiring net operating losses	0.0%	-15.0%	-11.4%
True up of deferred tax assets	0.0%	0.0%	-4.3%
Valuation allowance	-18.8%	-26.8%	-31.7%

Effective tax rate	0.0%	0.0%	0.0%

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2013 and 2012 were as follows (in thousands):

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$39,555	$44,077
Tax credit carryforwards	8,936	7,870
Capitalized research and development	11,746	9,926
Depreciation	165	182
Other	1,251	581

Total deferred tax assets	61,653	62,636
Valuation allowance	(61,653)	(62,636)

Net deferred tax assets	$—	$—

Realization of our deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. During the years ended December 31, 2013 and 2012, the valuation allowance decreased by $1.0 million and increased by $0.3 million, respectively.

At December 31, 2013, the Company had net operating loss carryforwards for federal income tax purposes of approximately $100.9 million, which expire in the years 2018 through 2033 and federal tax credits of approximately $3.9 million, which expire in the years 2018 through 2033. At December 31, 2013, the Company also had net operating loss carryforwards for state income tax purposes of approximately $88.2 million, which expire in the years 2014 through 2033, and state research and development tax credits of approximately $5.0 million, which carry forward indefinitely.

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

The valuation allowance includes amounts of benefit at both December 31, 2013 and 2012 related to stock-based compensation and exercises, prior to the implementation of Accounting Standards Codification 515 and 718 that will be credited to additional paid-in capital when realized.

The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013. The act retroactively reinstated various expired tax extenders for the 2012 year. None of the extenders included in the Act were material to the Company’s financial statements and the impact of the tax law change has been accounted for in 2013 under ASC 740-10-45-15 as this is the period of enactment. One of the tax extenders reinstated by the Act was the federal research credit. The total 2012 federal research credit included in the 2013 provision is $0.3 million.

A change in California law occurred in November 2012 with the enactment of RTC Sec. 25128.7 related to apportionment of income. The new law was effective beginning in 2013. All California deferred tax assets have been adjusted using the rates that will be in effect when the deferred tax assets are expected to be utilized.

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

The Company files income tax returns in the U.S. federal and California jurisdictions. The Company is no longer subject to tax examinations for years before 2010 for federal returns and 2009 for California returns, except to the extent that it utilizes net operating losses or tax credit carryforwards that originated before those years. The Company is not currently under audit by any major tax jurisdiction nor has it been in the past.

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. During the years ended December 31, 2013 and 2012, no interest or penalties were required to be recognized relating to unrecognized tax benefits.

11. Common Stock Warrants

The following table shows outstanding warrants as of December 31, 2013, all of which were issued in the July 2011 private placement financing transaction. All of the outstanding warrants have cashless exercise provisions in the event the registration statement registering the resale of the shares of common stock issuable upon exercise of the warrants is not effective or the prospectus forming a part of the registration statement is not current. All warrants are exercisable for common stock.

Date Issued	Warrant Shares	Exercise Price	Expiration Date	Cash if Exercised
July 18, 2011	14,791,376	$0.75	July 18, 2016	$11,093,532

12. Stock-Based Compensation

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

Employee Stock Purchase Plans

The Company maintained an employee stock purchase plan, adopted in 1994 and amended thereafter (the “Purchase Plan”), until August 2009. In August 2009, the Purchase Plan was suspended. No new offering period will commence and no additional shares will be added to the Purchase Plan under its evergreen provision unless and until approved by the Company’s Board of Directors. The Purchase Plan operated in 24-month “offering periods” that are each divided into four six-month “purchase periods.” The Purchase Plan allowed eligible employees to purchase Common Stock at 85% of the lower of the fair market value of the Common Stock on the first day of the applicable offering period or the fair market value of the Common Stock on the last day of the applicable purchase period. Purchases were limited to 10% of each employee’s eligible compensation, subject to certain Internal Revenue Service restrictions. All of the Company’s employees were eligible to participate in the Purchase Plan after certain service periods were met. The number of shares available for issuance under the Purchase Plan was automatically increased on the first trading day in January each calendar year, by an amount equal to 0.5% of the total number of shares of Common Stock outstanding on the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 125,000 shares. No shares have been issued under the Purchase Plan since 2009. As of December 31, 2013, there was no remaining unrecorded deferred stock-based compensation expense related to the Purchase Plan. As of December 31, 2013, 515,183 shares were reserved for issuance under the Purchase Plan.

Stock-based Compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument.

The effect of recording stock-based compensation for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Stock-based compensation expense by type of award:
Employee stock options	$926	$891	$502
Scientific Advisory Board stock options	8	56	20

Total stock-based compensation	$934	$947	$522

Stock-based compensation included in expense line items in the Consolidated Statements of Operations for the year ended December 31, 2013, 2012 and 2011 was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Research and development	$331	$271	$141
General and administrative	603	676	381

	$934	$947	$522

During the years ended December 31, 2013 and 2012, respectively, the Company granted options to purchase 4,124,374 and 4,047,500 shares of common stock with an estimated total grant date fair value of $0.9 million and $1.2 million. Based on the Company’s historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 10% for its options for all periods disclosed. Accordingly, for the years ended December 31, 2013 and 2012, the Company estimated that the stock-based compensation for the awards not expected to vest was $0.3 million and $0.2 million, respectively.

As of December 31, 2013 and 2012, the unrecorded deferred stock-based compensation balances related to stock options were $1.2 million and $1.3 million, respectively, and will be recognized over an estimated weighted-average amortization period of 2.2 years.

Fair Value Assumptions

The fair value of each option grant is estimated using the Black-Scholes valuation model on the date of grant and the graded-vesting method with the following weighted-average assumptions:

	Year ended December 31,
Stock Options	2013	2012	2011
Risk-free interest rate	0.9%	0.7%	0.9%
Expected term (years)	5	5	5
Expected dividends	0.0%	0.0%	0.0%
Volatility	89.9%	90.9%	89.7%

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

The following is a summary of activity under the Company’s stock option plans for the indicated periods:

	Number of shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	8,935,463	$0.40	8.79	$211

Granted	2,955,000	0.44
Exercised	(150,000)	0.38
Forfeited	(455,000)	0.33
Expired	(281,500)	0.70

Outstanding at December 31, 2011	11,003,963	0.41	8.11	861

Granted	4,047,500	0.42
Exercised	—	0.00
Forfeited	(784,223)	0.37
Expired	(901,718)	0.38

Outstanding at December 31, 2012	13,365,522	0.42	7.69	156

Granted	4,124,374	0.31
Exercised	—	0.00
Forfeited	(323,479)	0.33
Expired	(68,433)	0.62

Outstanding at December 31, 2013	17,097,984	$0.39	7.22	$195

Options vested and expected to vest at December 31, 2013	16,614,008	$0.39	7.17	$189
Options exercisable at December 31, 2013	11,094,139	$0.41	6.49	$140

At December 31, 2013, the Company had 4,521,354 shares of common stock available for grant under its 2007 Plan. The weighted average grant date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $0.21, $0.29 and $0.31, respectively. The total intrinsic value of options exercised during the year ended December 31, 2011 was $24,000. No options were exercised during the year ended December 31, 2013 and 2012.

At December 31, 2012 and 2011, options to purchase 7,752,944 and 4,718,014 shares of common stock were exercisable at weighted-average exercise prices of $0.42 and $0.43, per share, respectively.

13. Legal Proceedings

The Company is subject to various claims and legal actions during the ordinary course of its business.

In April 2011, the Company received a Notice Letter that Sandoz, Inc. or Sandoz, has filed an Abbreviated New Drug Application, or ANDA, with the U.S. Food and Drug Administration (FDA) seeking marketing approval for a 1% azithromycin ophthalmic solution, or the Sandoz Product, prior to the expiration of the five U.S. patents listed in the Orange Books for AzaSite, which include four of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Sandoz ANDA filing, Sandoz alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed upon by the Sandoz Product. On May 26, 2011, we, Merck and Pfizer filed a patent infringement lawsuit against Sandoz and related entities. The plaintiff companies agreed that Merck would take the lead in prosecuting this lawsuit. Before the trial, the patents involved in the litigation were limited to the one Pfizer patent and three of our patents. On October 4, 2013, the United States District Court for the District of New Jersey entered a Final Judgment in favor of us and the other plaintiffs finding all the asserted claims of the patents in the litigation valid and infringed by Sandoz and related entities. The Court Order specified that the effective date of any FDA approval of a Sandoz ANDA for generic 1% azithromycin ophthalmic solution products would be no earlier than the expiration date of the patents in the litigation. On November 4, 2013, Sandoz filed an appeal of this decision to the United States Court of Appeals for the Federal Circuit. On November 15, 2013, Akorn acquired Inspire from Merck, and as such, acquired the rights to AzaSite in North America. We believe Akorn will continue to take the lead in prosecuting this lawsuit. We and the other plaintiffs intend to vigorously contest any Sandoz assertions that these patents should have been found not infringed, invalid or unenforceable.

In May 2013, the Company received a Notice Letter that Mylan Pharmaceuticals, Inc. or Mylan, has filed an ANDA with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution, or the Mylan Product, prior to the expiration of the U.S. patents listed in the Orange Books for AzaSite, which include three of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Mylan ANDA filing, Mylan alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed upon by the Mylan Product. On June 14, 2013, we, Merck and Pfizer filed a patent infringement lawsuit against Mylan and a related entity. On November 15, 2013, Akorn acquired Inspire from Merck, and as such, acquired the rights to AzaSite in North America. The plaintiff companies have agreed that Akorn will take the lead in prosecuting this lawsuit. The filing of this lawsuit triggered an automatic stay, or bar, of the FDA’s approval of the ANDA for up to 30 months or until a final district court decision of the infringement lawsuit, whichever comes first. We and the other plaintiffs intend to vigorously enforce our patent rights relating to AzaSite and vigorously contest any Mylan assertions that these patents are invalid or unenforceable.

On January 3, 2013, Janel Joseph and Mitchell Joseph III filed a complaint in circuit court in Fayette County, Kentucky against Bausch & Lomb and the Company alleging that Janel Joseph was injured when her physician treated her with the Bausch & Lomb product Besivance following a photorefractive keratectomy. The plaintiffs allege that the use was off-label but nonetheless marketed by the defendants. Ms. Joseph alleges loss of vision and Mr. Joseph, her husband, alleges loss of consortium. On February 1, 2013, Bausch & Lomb removed the case to the United States District Court for the Eastern District of Kentucky. On February 8, 2013, the defendants filed answers denying the allegations. Fact discovery closed on August 1, 2013. On December 4,

2013, the Company moved to dismiss the complaint for lack of personal jurisdiction and also moved for summary judgment. Bausch & Lomb, represented by the same counsel, moved for summary judgment on the same day. On January 3, 2014, the plaintiffs filed a response conceding to the Company’s motion to dismiss for lack of personal jurisdiction. The motion is under consideration by the court. The plaintiffs to date have not made a specific claim for damages. A trial date has been set for July 2014.

There are currently no other claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

14. Quarterly Results (Unaudited)

The following table is a summary of the quarterly results of operations for the years ended December 31, 2013 and 2012. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The Company’s operating results for any quarter are not necessarily indicative of results for any future period.

(In thousands, except per share amounts)	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$5,260	$19,240	$5,254	$1,068
Cost of revenues	85	167	130	3
Gross profit	5,175	19,073	5,124	1,065
Income (loss) from operations	355	13,972	1,319	(2,541)
Net income (loss)	(1,921)	12,116	579	(4,993)
—basic	$(0.01)	$0.09	$0.00	$(0.04)
—diluted	$(0.01)	$0.09	$0.00	$(0.04)

	2012
(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$2,273	$1,816	$12,139	$5,413
Cost of revenues	265	186	313	298
Gross profit	2,008	1,630	11,826	5,115
Income (loss) from operations	(3,412)	(4,513)	7,603	(359)
Net income (loss)	(4,847)	(6,754)	5,142	(1,818)
—basic	$(0.04)	$(0.05)	$0.04	$(0.01)
—diluted	$(0.04)	$(0.05)	$0.04	$(0.01)

15. Subsequent Events

The Company evaluated subsequent events through the date on which the financial statements were issued, and has determined that there are no subsequent events that require adjustments or disclosure to the financial statements for the year ended December 31, 2013.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment using those criteria, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Exchange act Rule 13a-15(f)) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

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

The information required by this Item will appear under the headings labeled “Director Compensation for 2013,” “Compensation, Discussion and Analysis,” “Compensation of Named Executive Officers,” “Summary Compensation Table for 2013,” “Grants of Plan Based Awards in 2013,” “Outstanding Equity Awards at Fiscal 2013 Year End,” “ Option Exercises and Stock Vested in 2013,” “Non-Qualified Deferred Compensation for 2013,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our Proxy Statement and such required information is incorporated herein by reference.

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

Dated: March 31, 2014

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

Name	Capacity	Date

/S/ TIMOTHY RUANE Timothy Ruane	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2014

/S/ LOUIS DRAPEAU Louis Drapeau	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2014

/S/ BRIAN LEVY Brian Levy, O.D. M.Sc.	Director	March 31, 2014

/S/ TIMOTHY MCINERNEY Timothy McInerney	Chairman of Board, Director	March 31, 2014

/S/ ROBERT O’HOLLA Robert O’Holla	Director	March 31, 2014

/S/ CRAIG A. TOOMAN Craig A. Tooman	Director	March 31, 2014

/S/ ANTHONY J. YOST Anthony J. Yost	Director	March 31, 2014

EXHIBIT INDEX

Number	Exhibit Table

3.1[1]	Restated Certificate of Incorporation as filed with the Delaware Secretary of State on October 25, 1993.

3.2[2]	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 11, 1997.

3.3[2]	Certificate of Correction of the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 26, 1997.

3.4[3]	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock as filed with the Delaware Secretary of State on July 3, 2002.

3.5[4]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on June 3, 1994.

3.6[5]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on July 20, 2000.

3.7[5]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on June 1, 2004.

3.8[6]	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on October 23, 2006

3.9[7]	Amended Bylaws, as amended on December 14, 2011.

4.1	Reference is made to Exhibits 3.1 through 3.9.

10.1[8]	InSite Vision Incorporated Amended and Restated Employee Stock Purchase Plan adopted October 15, 2007.

10.29HH	InSite Vision Incorporated 1994 Stock Option Plan (Amended and Restated as of June 8, 1998).

10.38HH	InSite Vision Incorporated 2007 Performance Incentive Plan.

10.48 HH	Form of Nonqualified Stock Option Agreement (2007).

10.58 HH	Form of Incentive Stock Option Agreement (2007).

10.610 HH	Form of Indemnification Agreement between the Company and its directors and officers.

10.711 HH	Form of Employee’s Proprietary Information and Inventions Agreement.

10.8[12]	Facilities Lease, dated September 1, 1996, between the Registrant and Alameda Real Estate Investments.

10.9[13]	Amendment No. 1 to Marina Village Office Tech Lease, dated July 20, 2001 and effective January 1, 2002.

10.10[5]	Amendment No. 3 to Marina Village Office Tech Lease, dated November 28, 2006.

10.1114H	Exclusive License Agreement, dated as of February 15, 2007, by and between the Company and Pfizer, Inc. and Pfizer Products, Inc.

10.1214H	License Agreement, dated as of February 15, 2007, by and between the Company and Inspire Pharmaceuticals, Inc.

10.1314H	Trademark License Agreement, dated as of February 15, 2007, by and between the Company and Inspire Pharmaceuticals, Inc.

Number	Exhibit Table

10.1415H	First Amendment to License Agreement, dated as of August 9, 2012, by and between the Company and Inspire Pharmaceuticals, Inc.

10.15[16]	Purchase and Sale Agreement, dated as of February 21, 2008, by and between Azithromycin Royalty Sub LLC and the Company.

10.16[16]	Note Purchase Agreement, dated as of February 21, 2008, by and among Azithromycin Royalty Sub LLC, the Company and the purchasers named therein.

10.17[16]	Indenture, dated as of February 21, 2008, by and between Azithromycin Royalty Sub LLC and U.S. Bank National Association.

10.18[16]	Pledge and Security Agreement made by the Company to U.S. Bank National Association, as Trustee, dated February 21, 2008.

10.19[16]	Residual License Agreement by and between Azithromycin Royalty Sub LLC and the Company dated February 21, 2008.

10.2017HH	InSite Vision Incorporated Annual Bonus Plan.

10.2118HH	InSite Vision Incorporated Severance Plan.

10.2219HH	Offer letter, by and between the Company and Louis Drapeau, dated October 31, 2008.

10.2320HH	Offer letter, by and between the Company and Timothy Ruane, dated December 1, 2010.

10.24[21]	Form of Securities Purchase Agreement, dated July 12, 2011.

10.25[21]	Form of Common Stock Warrant issued pursuant to Securities Purchase Agreement, dated July 12, 2011.

10.25[22]	Option Cancellation Agreement, by and between the Company and Timothy Ruane, dated December 27, 2012.

10.2623H	Royalty Purchase Agreement, by and between SWK Funding LLC and Bess Royalty, L.P. and InSite Vision, dated as of April 2, 2013.

10.2724H	Second Amendment to License Agreement, entered into on June 20, 2013, by and between InSite Vision and Inspire Pharmaceuticals.

10.28[25]	Amendment No. 5 to Marina Village Office Tech Lease, dated August 1, 2013.

21.1	List of Subsidiaries.

23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm.

24.1	Reference is hereby made to the Power of Attorney included on the signature page to this Annual Report on Form 10-K.

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from InSite Vision, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

1.	Incorporated by reference to exhibits in the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.
2.	Incorporated by reference to exhibits in the Company’s Registration Statement on Form S-3 (Registration No. 333-36673) as filed with the Securities and Exchange Commission on September 29, 1997.
3.

Incorporated by reference to an exhibit in Amendment No. 1 the Company’s Registration Statement on Form S-1 (Registration No. 33-68024) as filed with the Securities and Exchange Commission on September 16, 1993.

4.	Incorporated by reference to an exhibit to the Company’s Registration Statement on Form S-3 (file Number 333-126084) as filed with the Securities and Exchange Commission on June 23, 2005.
5.	Incorporated by reference to an exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
6.	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
7.	Incorporated by reference to an exhibit in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2011.
8.	Incorporated by reference to an exhibit in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2007.
9.	Incorporated by reference to exhibits to the Company’s Registration Statement on Form S-8 (Registration No. 333-60057) as filed with the Securities and Exchange Commission on July 28, 1998.
10.	Incorporated by reference to an exhibit in the Company’s Registration Statement on Form S-1 (Registration No. 33-68024) as filed with the Securities and Exchange Commission on August 27, 1993.
11.	Incorporated by reference to an exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.
12.	Incorporated by reference to an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.
13.	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
14.	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
15.	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012
16.	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
17.	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
18.	Incorporated by reference to an exhibit in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2009.
19.	Incorporated by reference to an exhibit in the Company’s Amendment No. 1 to Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 30, 2009.
20.	Incorporated by reference to an exhibit in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2010.
21.	Incorporated by reference to an exhibit in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2011.
22.	Incorporated by reference to an exhibit in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2012.
23.	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
24.	Incorporated by reference to an exhibit to the Company’s Amendment No.1 to Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on October 7, 2013.
25.	Incorporated by reference to an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
H	Confidential treatment has been granted with respect to certain portions of this agreement.
HH	Management contract or compensatory plan.