Form 10-K/A
period 2013-12-31
INSITE VISION INC
filed 2014-04-30
CIK 802724

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

Number of shares of Common Stock, $0.01 par value, outstanding as of April 28, 2014: 131,951,033.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of InSite Vision Incorporated (the “Company” or “Registrant”) for the fiscal year ended December 31, 2013, originally filed on March 31, 2014 (the “Original Filing”). The Registrant is re-filing Part III to include the information required by Items 10, 11, 12, 13 and 14 of Part III within the period required by General Instruction G(3) to Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of the Registrant’s definitive proxy statement into Part III of the Original Filing is hereby deleted. Further, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the “SEC”), the Registrant is including certain currently dated certifications with this Amendment. Except as described above, no other changes have been made to the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of April 30, 2014, the directors of the Company were as follows:

Name	Position(s) with the Company	Age	Director Since
Timothy McInerney	Chairman of the Board and Director	53	2008
Brian Levy, O.D. M.Sc.	Director	62	2011
Robert O’Holla	Director	62	2008
Timothy Ruane	Director and Chief Executive Officer	49	2010
Craig Tooman	Director	48	2011
Anthony J. Yost	Director	55	2008

Business Experience of Board Members

Timothy McInerney is currently a Partner with Riverbank Capital Securities, an investment banking firm that specializes in providing financing for biotechnology and specialty pharmaceutical companies, a position he has held since June 2007. From 1992 until March 2007, Mr. McInerney was a Managing Director of Paramount Biocapital, Inc. (Paramount) where he oversaw the distribution of Paramount’s private equity product. Prior to 1992, Mr. McInerney was a research analyst focusing on the biotechnology industry at Ladenburg, Thalman & Co. Previously, Mr. McInerney held equity sales positions at Bear, Stearns & Co. and Shearson, Lehman Bros. Mr. McInerney has also worked in sales and marketing for Bristol-Myers Squibb. He received his B.S. in Pharmacy from St. John’s University in New York. He also completed a post-graduate residency in drug information systems at the New York University Medical Center. Mr. McInerney currently serves on the boards of Ziopharm Oncology, Inc., Edgemont Pharmaceuticals, LLC and Emisphere Technologies, Inc. In addition, Mr. McInerney previously served on the board of Manhattan Pharmaceuticals, Inc. Mr. McInerney has valuable experience as a partner with an investment banking firm that specializes in financing for biotechnology companies. Mr. McInerney’s background and skills are important for the Board’s understanding of financial, business development, financing and accounting matters. Mr. McInerney also brings interesting and valuable input to the Board due to his extensive knowledge of the Company’s industry obtained while serving as a research analyst and investment banker for the biotechnology industry.

Brian Levy, O.D. M.Sc. is currently the Chief Medical Officer of Aerie Pharmaceuticals, a company developing novel technologies for the treatment of glaucoma, a position he has held since January 2012. From June 2010 until October 2011, Dr. Levy was Chief Scientific Officer of Nexis Vision, a company developing technologies for refractive correction of the eye. From June 2008 to November 2009, Dr. Levy was the Chief Operating Officer of Danube Pharmaceuticals, a venture-backed company developing therapeutics for the treatment of glaucoma. From September 1994 to June 2008, Dr. Levy held a series of senior leadership positions with Bausch & Lomb, which included Corporate Vice President and Chief Medical Officer responsible for clinical development, medical affairs and product safety for all Bausch & Lomb businesses worldwide. While at Bausch & Lomb, he oversaw the development of Besivance. Dr. Levy is also a Clinical Professor of Ophthalmology at the University of Rochester in New York. He earned a Doctor of Optometry degree from the University of California, Berkeley in 1976 and a Master of Science Degree in comparative anatomy and physiology of the eye from the University of Waterloo, Canada. Dr. Levy’s medical and management background and experience aid the Board in its understanding of our business, planning clinical trials and otherwise developing our product candidates, as well as formulating our business strategy.

Robert O’Holla is currently the President of R.O.H. Consulting, LLC, a regulatory consulting firm specializing in medical devices, a position he has held since May 2008. Mr. O’Holla was the Worldwide Vice President of Regulatory Affairs at Johnson and Johnson from June 1990 until May 2008. Mr. O’Holla is a health products executive who has over thirty years of experience, including research and development, quality and compliance, regulatory affairs, policy development and product sterilization. Mr. O’Holla has also written for several publications regarding health products. He received his B.A. from Upsala College, his A.A. from Union College and his M.B.A. from Fairleigh Dickinson University. Mr. O’Holla currently is the Vice President of Regulatory Affairs for CeQur, SA. Mr. O’Holla also serves on the Board of CeQur, SA and is the Chairman of the Compensation Committee. Mr. O’Holla brings in-depth knowledge of the important regulatory issues faced by the Company and the regulatory framework in which the Company operates. Mr. O’Holla’s ability as a consultant to skillfully analyze our operations also aids the Board in its oversight role.

Timothy Ruane joined the Company on December 1, 2010 as Chief Executive Officer and a member of the Board. Previously, Mr. Ruane served as President and Chief Executive Officer of Tekmira Pharmaceuticals and INEX Pharmaceuticals (which spun-out to Tekmira in 2007), a biopharmaceutical company, from 2005 to 2008. From 2004 to 2005, he served as the Senior Vice President of Corporate Development of INEX. From 2002 to 2004, Mr. Ruane was the Senior Vice President of Business Management of ILEX Oncology. Mr. Ruane has more than 24 years of experience with pharmaceutical and biotechnology companies in various management positions. Mr. Ruane has a Bachelor of Science degree in Business Finance from Wake Forest University and a Masters in Business Administration from the University of Washington. Over the past five years, Mr. Ruane has also served on the boards of INEX Pharmaceuticals and Tekmira. Mr. Ruane’s experience in leadership positions at biopharmaceutical companies aids the Board in its understanding of our business. Further, Mr. Ruane has valuable experience in business development, financing, strategic alternatives and industry trends. Mr. Ruane, as our Chief Executive Officer (“CEO”), has unique in depth knowledge of our day-to-day operations, which is essential to the Board’s ability to understand our company.

Craig Tooman is currently the Chief Financial Officer at Aratana Therapeutics, Inc., a pet therapeutics company focused on innovative biopharmaceutical products for cats, dogs and other companion animals, a position he has held since November 2013. In addition, Mr. Tooman is also the Chief Executive Officer at Avanzar Medical, Inc., a company focused on identifying and fostering commercial oncology opportunities, a position he has held since February 2012. From January 2011 to February 2012, Mr. Tooman was the founder and principal of Stockbourne LLC, a firm that provides strategic business and financial advisory services. From July 2010 to January 2011, Mr. Tooman was the Senior Vice President of Finance and Chief Financial Officer of Ikaria Inc., a biotherapeutics company. From January 2005 to July 2010, Mr. Tooman was the Executive Vice President of Finance and Chief Financial Officer at Enzon Pharmaceuticals, a biopharmaceutical company. Prior to that, Mr. Tooman was the Senior Vice President of Strategic Planning and Corporate Communications at ILEX Oncology, Inc and the Vice President of Investor Relations at Pharmacia Corporation, the culmination of a 12-year career that started with the Upjohn Company. He has a Bachelor of Arts degree in Economics from Kalamazoo College and Masters in Business Administration in Finance from the University of Chicago. Mr. Tooman’s financial background and experience serving in various management roles at biotechnology companies is valuable for the Board’s understanding of our financial condition, accounting and operations and aids the Board in developing and implementing our financial strategy.

Anthony J. Yost is currently the Chief Commercial Officer at Prometheus, Inc., a pharmaceutical/diagnostic company, a position he has held since January 2012. From August 2011 to January 2012, Mr. Yost was the Chief Commercial Officer at EKR Therapeutics, an acute-care pharmaceutical company and prior to that, he was the head of Sales and Marketing at PacificCord, a stem cell storage biotechnology company. From October 2008 to June 2010, Mr. Yost was the General Manager for the Western U.S. Operating Unit at Novartis, a pharmaceutical company engaged in the research, development, manufacture and marketing of healthcare products. From November 2003 to September 2008, he served as the President of Innovex North America, the commercial services unit of Quintiles Transnational Corporation. From February 1998 to November 2003, Mr. Yost had various responsibilities at Schering-Plough Corporation (Schering-Plough), including Vice President of the Acute Coronary Syndromes Business Unit, General Manager of Commercial and Manufacturing Operations in Portugal, Vice President of Managed Care and Vice President of the Cardiovascular Business Unit. Prior to working for Schering-Plough, Mr. Yost worked for Boehringer Mannheim and Eli Lilly and Company. He received his B.S. in Pharmacy from Purdue University. Mr. Yost’s experience in leadership positions at pharmaceutical companies aids the Board in its understanding of our business, including our customers and competitors. Further, Mr. Yost’s international experience is valuable for the Board’s understanding of foreign markets.

Information regarding the Company’s executive officers may be found in Item 1 of Part I of the Original Filing.

Family Relationships and Director Independence

There are no family relationships between any members of the Board and our executive officers. In addition, the Board has determined that each of the members of the Board, other than Mr. Ruane, our CEO, is “independent” as that term is defined in the rules and regulations of the NYSE Amex (“NYSE Amex Rules”).

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

Based solely upon review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that during the fiscal year ended December 31, 2013, our officers, directors and holders of more than 10% of the Common Stock complied with all Section 16(a) filing requirements.

Code of Ethics for the Chief Executive Officer and Senior Financial Officers

Our Code of Ethics for the Chief Executive Officer and Senior Financial Officers can be found on our website located at www.insitevision.com. A copy of our Code of Ethics for the Chief Executive Officer and Senior Financial Officers is also available to investors free of charge by writing to InSite Vision Incorporated, Investor Relations, 965 Atlantic Avenue, Alameda, CA 94501. We will disclose any waivers under the Code of Ethics for the Chief Executive Officer and Senior Financial Officers which are granted to our directors or executive officers in a current report on Form 8-K filed with the SEC within four business days of any such waiver. No such waivers were granted during 2013.

Audit Committee

The Company has a separately-designated standing audit committee. The Audit Committee currently consists of three directors: Craig Tooman (Chair), Timothy McInerney and Anthony J. Yost. The Board has determined that each of the members of the Audit Committee is “independent” as that term is defined in the NYSE Amex and also meets the additional criteria for independence of audit committee members set forth in Rule 10A-3(b)(1) under the Exchange Act. In addition, the Board has determined that Mr. Tooman qualifies as an “audit committee financial expert,” within the meaning of SEC regulations.

Board Leadership and Role in Risk Oversight

The Board, together with the Audit Committee, is primarily responsible for overseeing the Company’s risk management. The Audit Committee reviews with management the significant categories of risk to the Company. As necessary, the Stock Plan and Compensation Committee (the “Compensation Committee”) also reviews risks that are specific to compensation. The Opportunity Screening Committee reviews risks related to strategic business opportunities and possible acquisitions and divestitures. The Audit Committee and, when applicable, the Compensation Committee report significant risks to the Board and the Board addresses means to monitor and mitigate such risks. While the Board and its committees oversee risk management strategy, management is responsible for implementing and supervising day-to-day risk management processes. The Board of Directors and management believe that this division of risk management responsibilities is an effective approach to respond and address risks that the Company faces.

The Board of Directors selects the Chairman of the Board. Mr. McInerney currently serves as the Chairman of the Board. The Company’s CEO, Timothy Ruane, currently serves on the Board of Directors. The current structure promotes robust evaluation of management and results, while at the same time gives the CEO more opportunity to focus on the day-to-day operations of the Company. Our CEO has significant responsibilities in running the Company and the Board of Directors believes that it is currently beneficial to have a Chairman of the Board who is not an officer and whose primary responsibility is leading the Board. However, management does have a representative on the Board of Directors who provides support, feedback and information to assist the advisory role of the Board. The Board of Directors believes that the management and the Board have an excellent working relationship that allows for effective leadership by the Board of Directors. The Board of Directors has the necessary power and authority to request and obtain information from management, to retain outside consultants, and to consult with management and employees where it deems appropriate. While the Board of Directors has decided to separate the positions of the Chairman and CEO, the Board may combine the two roles in the future in its discretion.

Item 11. Executive Compensation

DIRECTOR COMPENSATION — FISCAL 2013

The following table presents information regarding the compensation paid for 2013 to members of the Board of Directors who are not also employees of the Company (referred to herein as “Non-Employee Directors”).

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($)(1) (c)	Option Awards ($)(1)(2) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Timothy McInerney	57,500	—	23,865	—	—	—	81,365
Brian Levy, O.D. M. Sc.	50,000	—	23,865	—	—	—	73,865
Robert O’Holla	45,000	—	23,865	—	—	—	68,865
Craig A. Tooman	52,500	—	23,865	—	—	—	76,365
Anthony J. Yost	47,500	—	23,865	—	—	—	71,365

(1)	The amount reported in column (d) of the table above reflects the aggregate grant date fair value of stock option awards (disregarding any estimate of forfeitures related to service-based vesting conditions) computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. Each of these options generally vests on the first anniversary of the grant date provided the director continues to serve through such date. We have not granted any equity-based awards to Non-Employee Directors other than stock options. For a discussion of the assumptions and methodologies used to value the awards reported in column (d), please see the discussion of option awards contained in Note 12, Stock-Based Compensation, in the Notes to the Consolidated Financial Statements in Item 8 of Part II of the Original Filing.
(2)	The following table presents, as of December 31, 2013, the number of outstanding and unexercised option awards held by each person who served as a Non-Employee Director during fiscal year 2013.

	Option Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Timothy McInerney	12/11/2013	—	150,000	0.23	12/11/2023
	12/12/2012	150,000	—	0.32	12/12/2022
	12/14/2011	150,000	—	0.44	12/14/2021
	12/20/2010	150,000	—	0.33	12/20/2020
	12/16/2009	150,000	—	0.38	12/16/2019
	9/23/2008	30,000	—	0.52	9/23/2018
Brian Levy, O.D. M. Sc.	12/11/2013	—	150,000	0.23	12/11/2023
	12/12/2012	150,000	—	0.32	12/12/2022
	12/14/2011	150,000	—	0.44	12/14/2021
	9/16/2011	56,250	—	0.56	9/16/2021
Robert O’Holla	12/11/2013	—	150,000	0.23	12/11/2023
	12/12/2012	150,000	—	0.32	12/12/2022
	12/14/2011	150,000	—	0.44	12/14/2021
	12/20/2010	150,000	—	0.33	12/20/2020
	12/16/2009	150,000	—	0.38	12/16/2019
	9/23/2008	30,000	—	0.52	9/23/2018
Craig A. Tooman	12/11/2013	—	150,000	0.23	12/11/2023
	12/12/2012	150,000	—	0.32	12/12/2022
	12/14/2011	150,000	—	0.44	12/14/2021
	9/16/2011	43,750	—	0.56	9/16/2021
Anthony J. Yost	12/11/2013	—	150,000	0.23	12/11/2023
	12/12/2012	150,000	—	0.32	12/12/2022
	12/14/2011	150,000	—	0.44	12/14/2021
	12/20/2010	150,000	—	0.33	12/20/2020
	12/16/2009	150,000	—	0.38	12/16/2019
	9/23/2008	30,000	—	0.52	9/23/2018

Summary of Director Compensation

Cash and Expenses. The compensation for Non-Employee Directors for fiscal year 2013 consisted of cash fees and retainers and grants of stock options as follows:

•	an annual cash retainer of $45,000 for serving on the Board;

•	an additional annual cash retainer of $10,000 for serving as the Chairman of the Board;

•	an additional annual cash retainer for serving as the Chairman of a committee of the Board ($7,500 for the Audit Committee, $2,500 for the Compensation Committee and $2,500 for the Nominating and Corporate Governance Committee); and

•	an additional annual cash retainer of $5,000 for service as Board liaison and/or leader of the Company’s Scientific Advisory Board.

We also reimburse Non-Employee Directors for reasonable expenses for attending any Board or committee meetings.

Option Grants. Under our current director compensation program, each Non-Employee Director is granted, at the time of his or her initial election or appointment to the Board, an option to purchase a pro rata portion of 150,000 shares of our Common Stock based on the month in which the Non-Employee Director is initially elected or appointed to the Board. Thereafter, each Non-Employee Director in office on the date of the first Board meeting in December of each year is granted on such date an option to purchase 150,000 shares of our Common Stock. In the event that there is no Board meeting in December of any year, the annual option grant will be made on December 15 of that year (or, if December 15 is not a trading day, the next succeeding trading day). In addition, Non-Employee Directors are eligible to receive discretionary award grants at any time under the 2007 Performance Incentive Plan (the “2007 Plan”).

Each option granted to a Non-Employee Director has a per-share exercise price equal to the closing price of our Common Stock on the date of grant and a maximum term of ten years. These options generally vest on the first anniversary of the grant date, subject to the director’s continued service as a director, but may vest on an accelerated basis in connection with a change in control. Vested options will generally remain exercisable for three months following the termination of the director’s service or six months following a termination due to death or disability. The options do not include any dividend rights.

On December 11, 2013, each of our Non-Employee Directors received a grant of an option to purchase 150,000 shares of our Common Stock. Each of these options has a per-share exercise price of $0.23 (the closing price of our Common Stock on the grant date) and will generally vest on the first anniversary of the grant date, provided that the director remains in service through such date. Each of these options was granted under, and is subject to, the terms of the 2007 Plan.

COMPENSATION DISCUSSION AND ANALYSIS

This section contains a discussion of the material elements of compensation earned by our principal executive officer, our principal financial officer and our three other executive officers serving at December 31, 2013. These individuals are listed in the “Summary Compensation Table” below and referred to as the “Named Executive Officers”.

Our executive officer compensation program is determined and approved by the Compensation Committee. None of the Named Executive Officers are members of the Compensation Committee or otherwise had any role in determining the compensation of the other Named Executive Officers, except that the Compensation Committee does consider the recommendations of our CEO in setting compensation levels for the Named Executive Officers other than the CEO.

Say-on-Pay Votes

In 2011, our stockholders voted on an advisory resolution regarding the compensation of our Named Executive Officers, which was approved by approximately 77% of the votes cast on the proposal. Despite only minor changes to our executive compensation program in 2012 and 2013, the advisory resolution regarding the compensation of our Named Executive Officers received approximately 49% and 38% approval, respectively, at our 2012 and 2013 annual meetings. In response to the results of these advisory say-on-pay votes, in both 2012 and 2013, we reached out to a significant number of our large, institutional stockholders to gain insight into their perspective regarding our executive compensation programs and policies. We learned that our stockholders were motivated to vote against our say-on-pay proposals more as a way of expressing their disappointment in our recent stock price performance and not due to particular or specific disapproval of our overall executive compensation program or policies. The feedback from these engagements was shared with and considered by management, as well as the Compensation Committee. The Compensation Committee also engaged Radford, the leading global provider of compensation intelligence and consulting services to the technology and life sciences sectors, to develop and provide a customized report that reviewed in detail our executive compensation practices (including base salary, cash bonus and equity compensation components) as compared to our peer group of companies with respect to our executive compensation program for 2013 and 2014. For 2013, in tandem with its review and analysis of the Radford report, the Compensation Committee also analyzed relevant data available in the Advanced-HR Database. In light of its analysis of those surveys and discussions, and based on its understanding of the feedback provided by our stockholders, the Compensation Committee re-examined, and made certain changes to, our compensation program, including setting compensation component levels and incentive award opportunities for each of 2013 and 2014, taking into account the percentile analysis presented in the Radford report and, for 2013, other data from the Advanced-HR Database.

The Compensation Committee also examined current views on corporate governance “best practices” and determined to what extent changes and enhancements to our compensation practices would be in the best interests of the Company and our stockholders. The Compensation Committee continues to believe that our core compensation program closely aligns pay and performance, but has also made certain changes to our program with respect to 2014 executive compensation levels, in order to more fully align our executive compensation practices with those of peer companies as presented in the Radford report.

Executive Compensation Program Objectives and Overview

The Compensation Committee’s principal goals in making its executive officer compensation decisions are:

•	to help ensure that there exists an appropriate relationship between executive pay and our performance, as well as the creation of stockholder value, measured through the achievement of established long-term strategic goals and initiatives;

•	to attract, motivate and retain key executives in the face of competition within the biotechnology industry for qualified personnel; and

•	to align the compensation interests of our executive officers with the investment interests of our stockholders.

Our current executive officer compensation program is based on three components, which are designed to be consistent with our compensation philosophy: (1) base salary, (2) annual incentive bonuses and (3) long-term equity incentive awards that are generally subject to time-based vesting requirements. We also provide each Named Executive Officer with severance benefits if the executive’s employment terminates under certain circumstances. In structuring Named Executive Officer compensation packages, the Compensation Committee considers how each component attracts, retains and motivates the best possible executive talent. We do not provide any material perquisites or personal benefits to our Named Executive Officers.

Base salaries and severance benefits are primarily intended to attract and retain highly qualified executives. Annual incentive bonuses are primarily intended to motivate the Named Executive Officers to achieve specific strategic and operating objectives for that year. Long-term equity incentive awards are primarily intended to align the Named Executive Officers’ long-term compensation interests with our stockholders’ long-term investment interests. In this way, these elements of our Named Executive Officer compensation program are designed to reward performance and thus the creation of stockholder value. We also believe that competitive annual incentive bonuses and equity incentives help us attract and retain top executives.

As part of our annual review of our Named Executive Officer compensation program, the Compensation Committee generally reviews Radford surveys of compensation paid to similarly situated executive officers in the technology and biotechnology industries in the San Francisco Bay area and, for 2013, the Compensation Committee also reviewed other comparative reports based on Advanced-HR Database information. In connection with the results of our 2012 and 2013 say-on-pay votes, the Compensation Committee engaged Radford to develop and provide a significantly more detailed and customized Radford report and, for 2013, also analyzed related Advanced-HR Database information. While, historically, the Compensation Committee has not “benchmarked” compensation against survey data, in setting 2013 and 2014 compensation levels for the Named Executive Officers, the Compensation Committee carefully considered the percentile information presented in the Radford report and other available data. As discussed below, however, the Compensation Committee considers a number of factors in making its decisions and uses this market data, including certain relevant percentile “benchmark” information with respect to peer companies, as a general reference point. The Compensation Committee did not otherwise engage any independent consultants in 2013.

2013 Named Executive Officer Compensation Program Elements

Base Salaries

The base salaries of the Named Executive Officers are reviewed by the Compensation Committee on an annual basis, as well as at the time of a promotion or other material change in responsibility. Any increases in base salary are based on an evaluation of the particular individual’s performance and base salaries of similarly situated executives at comparable companies based on data from the Radford surveys and other comparative reports, as well as the individual’s importance to our future plans.

In reviewing the base salaries for each of the Named Executive Officers for 2013, the Compensation Committee took into account:

•	the individual’s performance against our corporate performance goals;

•	the individual’s particular experience in the biotechnology or pharmaceutical industries;

•	the scope of the executive’s responsibilities and the executive’s importance in achieving our business goals; and

•	the base salary data for similarly situated executives (in other words, position, experience and responsibilities) based on data from the customized Radford report prepared for the Compensation Committee.

Based on its review of these factors, the Compensation Committee approved a 3.6% annual base salary rate increase for each of the Named Executive Officers as follows: changing Mr. Ruane’s annual base salary from $367,500 to $380,700 for 2013; changing Mr. Drapeau’s annual base salary from $255,000 to $264,200 for 2013; changing Dr. Bowman’s annual base salary from $279,903 to $290,003 for 2013; changing Dr. Hosseini’s annual base salary from $335,225 to $347,325 for 2013; and changing Mr. Patel’s annual base salary from $228,145 to $236,345 for 2013. In determining these 2013 base salary rates, the Compensation Committee also evaluated base salary freezes in effect between 2009 and 2011 for the Named Executive Officers and the fact that the company does not offer participation in an employee stock purchase plan.

Annual Incentive Bonuses

The InSite Vision Incorporated 2013 Bonus Plan (the “Bonus Plan”) provides incentive opportunities (or bonuses) each year for our employees, including each of the Named Executive Officers. Each participant in the Bonus Plan has a target bonus percentage that is expressed as a percentage of the participant’s annual base salary. The Bonus Plan provides that the target bonus percentages for all participants are aggregated to determine our “on-target” bonus pool. The actual bonus pool for participants in the Bonus Plan is determined based on our achievement of specific performance goals established by the Compensation Committee for the bonus year. The participant’s actual bonus payout is then subject to increase or decrease based on subjective evaluation of the participant’s individual performance during the year in meeting such performance goals. In the case of the Named Executive Officers, the Compensation Committee evaluates each participant’s individual performance and determines his or her final bonus payout after the end of the year.

For 2013, based on base salary levels, the Compensation Committee established a target bonus percentage of 75% for Mr. Ruane, 40% for Mr. Drapeau, and 35% for each of the other Named Executive Officers. In determining the target bonus levels for the Named Executive Officers, the Compensation Committee specifically considered its policy to pay for performance by generally establishing base salaries below market median with above-market incentive opportunities that, together, give the Named Executive Officers the opportunity to achieve market-competitive total pay, based on performance.

The Compensation Committee established 25 specific corporate goals to measure our performance for 2013 with each goal weighted between 2% and 10% of the total bonus opportunity. The material goals (collectively weighted approximately 73%) were: (1) completing the first Phase 3 clinical trials for AzaSite Plus/DexaSite and BromSite (6%); (2) completing patient enrollment by the end of 2013 for the second BromSite Phase 3 clinical trial and ISV-101 Phase 1 clinical trial (12%); (3) determining a development pathway for AzaSite Plus and DexaSite with the U.S. Food and Drug Administration (15%); (4) restructuring the license agreement with Merck (10%); (5) monetizing the Besivance royalty (5%); (6) developing a financing plan (3%); (7) receiving favorable judgments from the lawsuits with the University of California, San Francisco and Sandoz, Inc. (5%); (8) finalizing a plan regarding the company’s debt (10%); (9) meeting the approved 2013 budget (5%); and (10) and re-negotiating our facility lease (2%). The amount of the actual bonus pool with respect to each performance goal could range from 0% to 100% of the on-target bonus pool for that goal based on the date (if any) by which that particular goal was attained or, in the case of financial performance metrics, our actual performance as compared with the pre-established goals.

The Compensation Committee has evaluated our performance with respect to each of the 25 corporate goals established for the Bonus Plan and has deferred a final decision as to the amount and timing of bonus payments to the Named Executive Officers for 2013.

Long-Term Equity Incentive Awards

Our policy is that the long-term compensation of our Named Executive Officers should be directly linked to the value provided to stockholders. Therefore, we have historically made annual grants of stock options to provide further incentives to our executives to increase stockholder value. The Compensation Committee bases its award grants to our executives under the 2007 Plan on a number of factors, including:

•	the executive’s position with us and his or her total compensation package;

•	the executive’s performance of his or her individual responsibilities;

•	the equity participation levels of comparable executives at comparable companies; and

•	our achievement of our business objectives and the executive’s contribution to those achievements.

In addition, the size, frequency and type of long-term incentive grants may be determined on the basis of tax consequences of the grants to the individual and the Company, accounting impact and potential dilution effects.

Our stock option grants to the Named Executive Officers had an exercise price that was equal to the closing price of our Common Stock on the grant date. Thus, these executives will only realize value on their stock options if our stockholders realize value on their shares above that closing price. The stock options also function as a retention incentive for executives as they vest ratably over the four-year period after the date of grant.

The Compensation Committee approved the grant of an option to each Named Executive Officer in January 2013, as further detailed below in the “2013 Grants of Plan-Based Awards” table. The number of options granted was based on each Named Executive Officer’s level within the company, as described above. The options granted for each level were also based upon our performance and grant levels for executives at comparable companies from the Radford survey referenced above.

In addition, in December 2012, Mr. Ruane’s December 2010 grant of an option to purchase 2,844,374 shares of Common Stock was cancelled for the purpose of correcting a technical violation of the 2007 Plan. On December 27, 2012 and January 2, 2013, Mr. Ruane was granted an option to purchase 1,100,000 and 244,374 shares of Common Stock, respectively, under the 2007 Plan. With respect to the January 2, 2013 grant (which is included the “2013 Summary Compensation Table” and “2013 Grants of Plan-Based Awards” table below because it was granted during 2013), the per-share exercise price was equal to the cancelled option’s original exercise price ($0.35), which exercise price exceeded the closing price of a share of Common Stock on the grant date ($0.32). With respect to the cancellation and re-grant of Mr. Ruane’s original December 2010 option, the re-granted options vest according to the original December 1, 2010 grant schedule.

Severance Benefits

We believe that severance protections can play a valuable role in attracting and retaining key executive officers. Accordingly, we provide such protections for certain eligible employees, including each of the Named Executive Officers under our Severance Plan (the “Severance Plan”). The Compensation Committee evaluates the level of severance benefits, if any, to provide to a Named Executive Officer on a case-by-case basis, and in general, we consider these severance protections an important part of an executive’s compensation.

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

In addition, we believe that the occurrence, or potential occurrence, of a change in control transaction may create uncertainty regarding the continued employment of our executive officers. This uncertainty results from the fact that many change in control transactions result in significant organizational changes, particularly at the senior executive level. In order to encourage the Named Executive Officers to remain employed with us and focus on their duties to us, and free from unnecessary personal distraction, during an important time when their prospects for continued employment following the transaction are often uncertain, we provide the Named Executive Officers with enhanced severance benefits under the Severance Plan if the executive’s employment is terminated by us without cause or by the executive for good reason in connection with a change in control. Because we believe that a termination by an executive for good reason is conceptually the same as a termination by us without cause, and because we believe that in the context of a change in control, potential acquirers would otherwise have an incentive to constructively terminate the executive’s employment to avoid paying severance, we believe it is appropriate to provide severance benefits in these circumstances.

We generally do not believe that the Named Executive Officers should be entitled to severance benefits merely because a change in control transaction occurs. The payment of cash severance benefits is generally only triggered by an actual or constructive termination of employment.

Policy with Respect to Section 162(m)

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to publicly-held companies for compensation exceeding $1 million paid to their chief executive officers and certain other executive officers unless certain performance and other requirements are met. Our intent generally is to design and administer executive compensation programs in a manner that will preserve the deductibility of compensation paid to our executive officers. However, we reserve the right to design program elements that recognize a full range of performance criteria important to our success, even where the compensation paid under such elements may not be deductible. The Compensation Committee will continue to monitor the tax and other consequences of our executive compensation program as part of its primary objective of ensuring that compensation paid to executive officers is reasonable, performance-based and consistent with our goals and those of our stockholders.

COMPENSATION COMMITTEE REPORT (1)

The Compensation Committee has certain duties and powers as described in its charter. The Compensation Committee is currently composed of the three non-employee directors named at the end of this report, each of whom is “independent” as defined by NYSE Amex.

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this Amendment to the Original Filing. Based upon this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis section be included in Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and the company’s definitive proxy statement for its 2014 annual meeting.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee members whose names appear under the Compensation Committee Report above were committee members throughout the 2013 fiscal year. No member of the Compensation Committee is or at the relevant time was a former or current executive officer of the company or had any relationships requiring disclosure by us under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee during the fiscal year ended December 31, 2013.

2013 SUMMARY COMPENSATION TABLE

The following table presents information regarding compensation of the Named Executive Officers for services rendered during 2013, 2012 and 2011.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($)(1) (f)	Non-Equity Incentive Plan Compensation ($)(2) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($)(3) (i)	Total ($) (j)
Timothy Ruane	2013	380,700	—	—	224,523	—	—	1,360	606,582
Chief Executive Officer and Member of the Board	2012	367,500	—	—	137,420	250,800	—	1,360	757,080
	2011	350,000	—	—	—	267,671	—	96,978	714,649
Louis Drapeau (4)	2013	264,200	—	—	66,450	—	—	3,525	334,175
Vice President, Chief Financial Officer	2012	255,000	—	—	69,480	72,000	—	3,525	400,005
	2011	255,000	—	—	75,150	78,007	—	—	408,157
Lyle M. Bowman, Ph.D.	2013	290,003	—	—	49,838	—	—	3,196	343,037
Vice President, Development	2012	279,903	—	—	52,110	72,000	—	3,196	407,209
	2011	271,750	—	—	50,100	81,525	—	970	404,345
Kamran Hosseini, M.D., Ph.D.	2013	347,325	—	—	71,988	—	—	1,360	420,673
Vice President, Clinical & Regulatory Affairs and Chief Medical Officer	2012	335,225	—	—	86,850	91,500	—	1,360	514,935
	2011	275,000	—	—	62,625	82,500	—	360	420,485
Surendra Patel	2013	236,345	—	—	38,763	—	—	2,368	277,476
Vice President, Operations & Quality	2012	228,145	—	—	52,185	60,800	—	2,368	343,498
	2011	221,500	—	—	50,100	66,450	—	1,135	339,185

(1)	In accordance with SEC rules, the amounts reported in column (f) of the table above for 2013 reflect the aggregate grant date fair value of option awards granted during each of 2013, 2012 and 2011 in accordance with FASB ASC Topic 718. We have not granted any equity-based awards other than stock options to Named Executive Officers during 2013. For a discussion of the assumptions and methodologies used to value the awards reported in column (f), please see the discussion of option awards contained in Note 12, Stock-Based Compensation, in the Notes to the Consolidated Financial Statements in Item 8 of Part II of the Original Filing (or, for years prior to 2013, the corresponding note in the Annual Report on Form 10-K for the applicable fiscal year). For information about the option awards granted to the Named Executive Officers for 2013, please see the discussion under “2013 Grants of Plan-Based Awards” below.
(2)	The figures to be reported in column (h) for 2013 are intended to reflect the annual performance bonuses that the Named Executive Officers earned for 2013. As described in the “Compensation Discussion and Analysis” above, the Named Executive Officers were eligible for performance bonuses to be paid in 2014 in connection with their contributions to the company in 2013. For the 2013 performance bonus payable in 2014, the Compensation Committee has evaluated our performance with respect to the applicable goals established for the Bonus Plan and has deferred a final decision as to the amount and timing of the payments to the Named Executive Officers under the Bonus Plan.
(3)	The amounts reported in column (i) for 2013 represent our payments of group term life insurance and long-term disability insurance premiums on behalf of each Named Executive Officer. We are not the beneficiary of the life insurance or long-term disability policies, and the premiums we pay are taxable as income to the applicable officer.
(4)	For 2011, Mr. Drapeau was employed and compensated for a 30 hour work week. In February 2012, Mr. Drapeau became a full time employee of the company.

Compensation of Named Executive Officers

The 2013 Summary Compensation Table above quantifies the value of the different forms of compensation earned by the Named Executive Officers for 2013, 2012 and 2011. The primary elements of each Named Executive Officer’s total compensation reported in the table are base salary, incentive bonuses, and long-term equity incentives consisting of stock options.

The 2013 Summary Compensation Table should be read in conjunction with the other tables and narrative descriptions that follow. The Grants of Plan-Based Awards table and accompanying narrative description provide information regarding the stock options granted to Named Executive Officers in 2013. The Outstanding Equity Awards at 2013 Fiscal Year End and Option Exercises and Stock Vested tables provide further information on the Named Executive Officers’ potential realizable value and actual value realized with respect to their equity awards.

2013 GRANTS OF PLAN-BASED AWARDS

The following table presents information regarding the incentive bonus and equity incentive awards granted to the Named Executive Officers for 2013.

Name	Grant Date	Estimated Potential Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		Threshold	Target	Maximum	Threshold	Target	Maximum	(#)	(#)	($/Sh)	($)(1)
		($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Timothy Ruane (2)	N/A	—	285,525	—	—	—	—	—	—	—	—
	1/24/2013	—	—	—	—	—	—	—	745,000	0.32	165,018
	1/2/2013	—	—	—	—	—	—	—	244,374	0.35	59,505
Louis Drapeau	N/A	—	105,680	—	—	—	—	—	—	—	—
	1/24/2013	—	—	—	—	—	—	—	300,000	0.32	66,450
Lyle M. Bowman, Ph.D	N/A	—	101,501	—	—	—	—	—	—	—	—
	1/24/2013	—	—	—	—	—	—	—	225,000	0.32	49,838
Kamran Hosseini, M.D., Ph.D.	N/A	—	121,564	—	—	—	—	—	—	—	—
	1/24/2013	—	—	—	—	—	—	—	325,000	0.32	71,988
Surendra Patel	N/A	—	82,721	—	—	—	—	—	—	—	—
	1/24/2013	—	—	—	—	—	—	—	175,000	0.32	38,763

(1)	The amounts reported in column (l) reflect the fair value of these stock option awards on the grant date as determined under FASB ASC Topic 718. For the assumptions and methodologies used to value the awards reported in column (l), please see footnote (1) to the 2013 Summary Compensation Table.
(2)	On December 1, 2010, Mr. Ruane was hired as Chief Executive Officer and granted an option to purchase 2,844,374 shares of our Common Stock under the 2007 Plan. For the purpose of correcting a technical violation of the Company’s 2007 Plan, 1,344,374 shares subject to this grant were cancelled on December 27, 2012, and on December 27, 2012 and January 2, 2013, Mr. Ruane was granted an option to purchase 1,100,000 and 244,374 shares of our Common Stock, respectively, under the 2007 Plan.

Description of Plan-Based Awards

Each of the options reported in the 2013 Grants of Plan-Based Awards Table was granted under, and is subject to the terms of the 2007 Plan. The 2007 Plan is administered by the Compensation Committee. The Compensation Committee has the authority to interpret the 2007 Plan’s provisions and make all required determinations under it. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provision to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the 2007 Plan are generally only transferable to a beneficiary of a Named Executive Officer upon his or her death. However, the Compensation Committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable securities laws and, with limited exceptions, are not made for value.

Under the terms of the 2007 Plan, if we dissolve or if we complete a merger, a sale of substantially all of our assets or any other transaction that we do not survive (or do not survive as a publicly-traded company), all then-outstanding awards granted under the 2007 Plan (including awards held by the Named Executive Officers) will generally become fully vested and, in the case of options, exercisable, unless the Compensation Committee provides for the substitution, assumption, exchange or other continuation of the outstanding awards by our successor in the applicable transaction. Any options that become vested in connection with such a transaction generally must be exercised prior to the transaction, or they will be canceled in exchange for the right to receive a cash payment in connection with the transaction.

Each option reported in the table above was granted with a per-share exercise price equal to the fair market value of a share of our Common Stock on the grant date. For these purposes, and in accordance with our option grant practices, the fair market value is equal to the closing price of a share of our Common Stock on the applicable grant date. Each of these options is scheduled to vest as to 25% of the shares covered by the option on the first anniversary of the grant date and as to the remaining 75% of the shares in daily installments over the three-year period thereafter. However, with respect to the cancellation and re-grant of Mr. Ruane’s original December 1, 2010 option (as described in footnote 2), the re-granted options vest according to the original December 1, 2010 grant schedule.

Once vested, each option will generally remain exercisable until its normal expiration date. Each of the options granted to the Named Executive Officers in 2013 has a term of ten years. However, vested options may expire earlier in connection with a change in control transaction or a termination of the Named Executive Officer’s employment. Subject to any accelerated vesting that may apply in the circumstances, the unvested portion of the option will immediately terminate upon a termination of the Named Executive Officer’s employment. The Named Executive Officer will generally have three months to exercise the vested portion of the option following a termination of his or her employment or for a longer period if such termination is in connection with a change in control of the Company. This period is extended to 12 months if the termination was a result of the Named Executive Officer’s death or disability. The options granted to Named Executive Officers during 2013 do not include any dividend rights.

The terms of the “non-equity incentive plan” awards reflected in the 2013 Grants of Plan-Based Awards Table are described in the “Compensation Discussion and Analysis” above.

OUTSTANDING EQUITY AWARDS AT 2013 FISCAL YEAR-END

The following table presents information regarding the outstanding stock options held by each of the Named Executive Officers as of December 31, 2013, including the vesting dates for the portions of these options that had not vested as of that date. None of the Named Executive Officers held any outstanding stock awards as of that date.

Name (a)	Option Grant Date (b)	Number of Securities Underlying Unexercised Options Exercisable (#) (c)	Number of Securities Underlying Unexercised Options Unexercisable (#) (d)		Option Exercise Price ($) (e)	Option Expiration Date (f)
Timothy Ruane	1/24/2013	—	745,000	(1)	0.32	1/24/2023
	1/2/2013	188,353	56,021	(2)	0.35	1/2/2020
	12/27/2012	847,833	252,167	(2)	0.35	12/1/2020
	1/27/2012	192,602	207,398	(3)	0.50	1/27/2022
	12/1/2010	1,156,135	343,865	(2)	0.35	12/1/2020
Louis Drapeau	1/24/2013	—	300,000	(1)	0.32	1/24/2023
	1/27/2012	96,301	103,699	(3)	0.50	1/27/2022
	1/21/2011	220,757	79,243	(4)	0.36	1/21/2021
	4/1/2010	375,091	24,909	(5)	0.42	4/1/2020
	2/17/2009	400,000	—		0.20	2/17/2019
	10/28/2008	300,000	—		0.36	10/28/2018
	10/15/2007	50,000	—		1.20	10/15/2017
Lyle M. Bowman, Ph.D.	1/24/2013	—	225,000	(1)	0.32	1/24/2023
	1/27/2012	72,226	77,774	(3)	0.50	1/27/2022
	1/21/2011	147,171	52,829	(4)	0.36	1/21/2021
	4/1/2010	187,545	12,455	(5)	0.42	4/1/2020
	2/17/2009	200,000	—		0.20	2/17/2019
	5/2/2007	80,000	—		1.59	5/2/2017
	2/1/2006	80,000	—		1.50	2/1/2016
	6/1/2005	175,000	—		0.63	6/1/2015
	6/1/2004	40,000	—		0.75	6/1/2014
	3/30/2004	20,000	—		0.88	3/30/2014
Kamran Hosseini, M.D., Ph.D.	1/24/2013	—	325,000	(1)	0.32	1/24/2023
	1/27/2012	120,376	129,624	(3)	0.50	1/27/2022
	1/21/2011	183,964	66,036	(4)	0.36	1/21/2021
	4/1/2010	281,318	18,682	(5)	0.42	4/1/2020
	2/17/2009	300,000	—		0.20	2/17/2019
	3/24/2008	40,000	—		0.60	3/24/2018
Surendra Patel	1/24/2013	—	175,000	(1)	0.32	1/24/2023
	1/27/2012	72,226	77,774	(3)	0.50	1/27/2022
	1/21/2011	147,171	52,829	(4)	0.36	1/21/2021
	4/1/2010	140,659	9,341	(5)	0.42	4/1/2020
	2/17/2009	150,000	—		0.20	2/17/2019
	6/2/2008	40,000	—		0.66	6/2/2018

(1)	Each of these options is scheduled to vest as to 25% of the shares covered by the option on January 24, 2014 and as to the remaining 75% of the shares in daily installments over the three-year period thereafter.

(2)	Each of these options is scheduled to vest as to 25% of the shares covered by the option on December 1, 2011 and as to the remaining 75% of the shares in daily installments over the three-year period thereafter.
(3)	Each of these options is scheduled to vest as to 25% of the shares covered by the option on January 27, 2013 and as to the remaining 75% of the shares in daily installments over the three-year period thereafter.
(4)	Each of these options is scheduled to vest as to 25% of the shares covered by the option on January 21, 2012 and as to the remaining 75% of the shares in daily installments over the three-year period thereafter.
(5)	Each of these options is scheduled to vest as to 25% of the shares covered by the option on April 1, 2011 and as to the remaining 75% of the shares in daily installments over the three-year period thereafter.

2013 OPTION EXERCISES AND STOCK VESTED

None of the Named Executive Officers exercised any stock options or held any stock awards that vested during 2013.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

As described in the “Compensation Discussion and Analysis” above, the Compensation Committee approved the Severance Plan in April 2009 to provide severance protections for certain of our eligible employees, including each of the Named Executive Officers. If, during the term of the Severance Plan, a participant’s employment with us is terminated without “cause” (as such term is defined in the Severance Plan, and other than due to the participant’s death or disability), the participant will generally be entitled to receive (1) a lump sum severance payment equal to the participant’s annual base salary rate multiplied by the participant’s “severance multiplier,” and (2) payment by us of the participant’s premiums for continued medical and other welfare benefits pursuant to the Consolidated Omnibus Budget Reconciliation Act (COBRA) for a number of months determined by multiplying the participant’s severance multiplier by twelve. The severance multiplier for Mr. Ruane is one and one-half (1.5) and for each of Mr. Drapeau, Dr. Bowman, Dr. Hosseini and Mr. Patel is one (1).

If, during the term of the Severance Plan, a participant’s employment with us is terminated without cause (other than due to the participant’s death or disability) or by the participant for “good reason” within 90 days before, or within two years after, the occurrence of a “change in control”, then, in lieu of the benefits described above, the participant will generally be entitled to receive (1) a lump sum severance payment equal to the sum of (a) the participant’s annual base salary rate multiplied by the participant’s “change in control severance multiplier” plus (b) the participant’s target bonus for the year in which the termination occurs (or, if the participant does not have a target bonus opportunity for such year, the average annual cash bonus paid to the participant for the three preceding fiscal years), (2) payment by us of the participant’s premiums for continued medical and other welfare benefits pursuant to COBRA for a number of months determined by multiplying the participant’s change in control severance multiplier by twelve and (3) full accelerated vesting of the participant’s stock options and other equity-based awards, with a six-month extension of the period to exercise such stock options (but not beyond the original term of the option). (For these purposes, the term “change in control” is defined in the Severance Plan and the term “good reason” is defined in each participant’s Severance Plan participation agreement). The change in control severance multiplier for Mr. Ruane is two (2). The change in control severance multiplier for each of Mr. Drapeau, Dr. Bowman, Dr. Hosseini and Mr. Patel is one and one-half (1.5).

A participant’s right to receive benefits under the Severance Plan is subject to the participant’s execution of a release of claims in our favor upon the termination of the participant’s employment.

Estimated Severance and Change in Control Benefits

Severance Benefits. The following chart presents our estimate of the amount of the benefits to which each of the Named Executive Officers would have been entitled under the Severance Plan had his employment terminated under the circumstances described above (other than in connection with a change in control of the company) on December 31, 2013.

Name and Principal Position	Cash Severance	Continuation of Health Benefits	Total
Timothy Ruane
Chief Executive Officer and Member of the Board	$571,050	$26,479	$597,529
Louis Drapeau
Vice President, Chief Financial Officer	$264,200	$52,663	$316,863
Lyle M. Bowman, Ph.D.
Vice President, Development	$290,003	$19,286	$309,289
Kamran Hosseini, M.D., Ph.D.
Vice President, Clinical & Regulatory Affairs and Chief Medical Officer	$347,325	$14,824	$362,149
Surendra Patel
Vice President, Operations & Quality	$236,345	$26,017	$262,362

Change in Control Severance Benefits. The following chart presents our estimate of the amount of the severance benefits to which each of the Named Executive Officers would have been entitled under the Severance Plan had his employment terminated under the circumstances described above following a change in control of the Company, and assuming for purposes of this disclosure that the termination of employment occurred on December 31, 2013.

Name and Principal Position	Cash Severance	Continuation of Health Benefits	Equity Acceleration (1)	Total
Timothy Ruane
Chief Executive Officer and Member of the Board	$761,400	$35,305	$0	$796,705
Louis Drapeau
Vice President, Chief Financial Officer	$396,300	$78,994	$0	$475,294
Lyle M. Bowman, Ph.D.
Vice President, Development	$435,005	$28,929	$0	$463,934
Kamran Hosseini, M.D., Ph.D.
Vice President, Clinical & Regulatory Affairs and Chief Medical Officer	$520,988	$22,236	$0	$543,224
Surendra Patel
Vice President, Operations & Quality	$354,518	$39,025	$0	$393,543

(1)	This column reports the intrinsic value of the unvested portions of the Named Executive Officer’s options that would accelerate in the circumstances. For options, this value is calculated by multiplying the amount (if any) by which $0.30 (the closing price of our Common Stock on December 31, 2013) exceeds the exercise price of the option by the number of shares subject to the accelerated portion of the option.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us regarding beneficial ownership of our common stock, as of March 31, 2014 unless otherwise noted by (i) each person who is known by us to beneficially own more than five percent of our common stock, (ii) our Chief Executive Officer and each of our other Named Executive Officers, (iii) each director, and (iv) all current executive officers and directors as a group. Unless otherwise indicated, the principal address of each of the stockholders below is: c/o InSite Vision Incorporated, 965 Atlantic Avenue, Alameda, California 94501. Except as otherwise indicated, we believe that each of the beneficial owners of the common stock listed below has sole voting and investment power with respect to such shares, subject to community property laws, where applicable.

The percentage of beneficial ownership is calculated based on the 131,951,033 shares of common stock that were outstanding on March 31, 2014. This percentage also includes common stock of which such individual or entity had the right to acquire beneficial ownership of as of March 31, 2014 or within 60 days thereafter, including, but not limited to, upon the exercise of options and warrants; however, such common stock shall not be deemed outstanding for the purpose of computing the percentage owned by any other individual or entity.

	Beneficially Owned
Name of Beneficial Owner	Number of Shares		Percent of Class
Broadfin Capital, LLC 237 Park Avenue, Suite 900 New York, New York 10017 Broadfin Healthcare Master Fund, Ltd. 20 Genesis Close Ansbacher House, 2nd Floor P.O. Box 1344 Grand Cayman KY1-1108 Cayman Islands Kevin Kotler c/o Broadfin Capital, LLC 237 Park Avenue, Suite 900 New York, New York 10017	17,071,866	(1)	12.94%
Coliseum Capital Management, LLC. Coliseum Capital, LLC Coliseum Capital Partners, L.P. Adam Gray Christopher Shackelton Metro Center 1 Station Place, 7th Floor South Stamford, CT 06902 Blackwell Partners, LLC c/o DUMAC, LLC 280 South Mangum Street, Suite 210 Durham, NC 27701	13,100,738	(2)	9.93%
Eli Jacobson 125 Broad Street, 32nd Floor New York, NY 10004	11,050,676	(3)	8.37%
Ayer Capital Management, LP ACM Capital Partners, LLC Jay Venkatesan 230 California, Suite 600 San Francisco, CA 94111	8,584,357	(4)	6.51%
Pinto Technology Ventures, L.P. Pinto Technology Ventures GP, L.P. Pinto TV GP Company LLC Matthew Crawford Evan S. Melrose c/o PTV Sciences 221 West 6th Street, Suite 700 Austin, Texas 78701	8,052,125	(5)	6.10%
Timothy Ruane	3,248,467	(6)	2.46%
Louis Drapeau	1,959,266	(7)	1.48%
Lyle M. Bowman, Ph.D	1,182,994	(8)	*
Kamran Hosseini, M.D	1,112,311	(9)	*
Surendra Patel	683,828	(10)	*
Timothy McInerney	1,297,452	(11)	*
Brian Levy, O.D. M.Sc.	356,250	(12)	*
Robert O’Holla	630,000	(13)	*
Craig A. Tooman	343,750	(14)	*
Anthony Yost	630,000	(13)	*
All current executive officers and directors as a group (10 persons)	11,444,318	(15)	8.67%

*	Less than one percent of the outstanding common stock.

(1)	Information is based on the Schedule 13G/A filed with the SEC on February 14, 2013 by Broadfin Capital, LLC, Broadfin Healthcare Master Fund, Ltd., and Kevin Kotler. Amount is comprised of 13,171,866 shares over which Broadfin Capital, LLC, Broadfin Healthcare Master Fund, Ltd., and Kevin Kotler have shared voting and dispositive power. Amount also includes 3,900,000 warrants issued to Broadfin Healthcare Master Fund, Ltd.
(2)	Information is based on the Schedule 13G/A filed with the SEC on February 14, 2014 by Coliseum Capital Management, LLC, Coliseum Capital, LLC, Coliseum Capital Partners, L.P., Blackwell Partners, LLC, Adam Gray and Christopher Shackelton. Amount is comprised of 11,100,738 shares over which Coliseum Capital Management, LLC and Messrs. Gray and Shackleton have shared voting and dispositive power, 6,993,006 shares over which Coliseum Capital, LLC has shared voting and dispositive power, 6,993,006 shares over which Coliseum Capital Partners, L.P. has shared voting and dispositive power and 4,407,732 shares over which Blackwell Partners, LLC has shared voting and dispositive power. Amount also includes 2,000,000 warrants issued to Coliseum Capital Management, LLC.
(3)	Information is based on the Schedule 13G/A filed with the SEC on February 14, 2014 by Eli Jacobson. Amount is comprised of 11,050,676 shares over which Eli Jacobson has sole voting and dispositive power.
(4)	Information is based on the Schedule 13G/A filed with the SEC on February 15, 2013 by Ayer Capital Management, LP, ACM Capital Partners, LLC and Jay Venkatesan. Amount is comprised of 6,584,357 shares over which Ayer Capital Management, LP, ACM Capital Partners, LLC and Jay Venkatesan have shared voting and dispositive power. Amount also includes 1,803,488, 51,930 and 144,582 warrants issued to Ayer Capital Partners Master Fund, LP, Ayer Capital Partners Kestrel Fund, LP, and Epworth-Ayer Capital, respectively.
(5)	Information is based on the Schedule 13D/A filed with the SEC on August 31, 2010 by Pinto Technology Ventures, L.P., Pinto Technology Ventures GP, L.P. and Pinto TV GP Company LLC (the “Pinto Entities”) and Matthew Crawford and Evan Melrose. Amount is comprised of 7,744,621 shares over which the Pinto Entities, Matthew Crawford and Evan Melrose have shared voting and dispositive power, 128,000 shares over which Mr. Crawford has sole voting and dispositive power and 179,504 shares over which Dr. Melrose has sole voting and dispositive power. Mr. Crawford and Dr. Melrose disclaim beneficial ownership in the shares held by the Pinto Entities, except to the extent of their pecuniary interest therein. The amount does not include 858,015 warrants over which the Pinto Entities, Mr. Crawford and Dr. Melrose have shared voting and dispositive power, 400,000 of which expired unexercised in December 2010 and the remaining 458,015 of which expired unexercised in August 2011.
(6)	Includes 80,000 shares issuable upon the exercise of warrants and 2,968,467 shares issuable upon the exercise of stock options as of March 31, 2014 or within 60 days thereafter.
(7)	Includes 80,000 shares issuable upon the exercise of warrants and 1,619,266 shares issuable upon the exercise of stock options as of March 31, 2014 or within 60 days thereafter.
(8)	Includes 1,320 shares issuable upon the exercise of warrants and 1,105,986 shares issuable upon the exercise of stock options as of March 31, 2014 or within 60 days thereafter.
(9)	Includes 1,104,958 shares issuable upon the exercise of stock options as of March 31, 2014 or within 60 days thereafter.
(10)	Includes 6,666 shares issuable upon the exercise of warrants and 654,174 shares issuable upon the exercise of stock options as of March 31, 2014 or within 60 days thereafter.
(11)	Includes 66,666 shares issuable upon the exercise of warrants and 630,000 shares issuable upon the exercise of stock options as of March 31, 2014 or within 60 days thereafter.
(12)	Includes 356,250 shares issuable upon the exercise of stock options as of March 31, 2014 or within 60 days thereafter.

(13)	Includes 630,000 shares issuable upon the exercise of stock options as of March 31, 2014 or within 60 days thereafter.
(14)	Includes 343,750 shares issuable upon the exercise of stock options as of March 31, 2014 or within 60 days thereafter.
(15)	Includes 234,652 shares issuable upon the exercise of warrants and 10,042,851 shares issuable upon the exercise of stock options as of March 31, 2014 or within 60 days thereafter.

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

Director Independence

The Board has determined that each of the members of the Board, other than Mr. Ruane, our CEO, is an “independent director” as that term is defined in the rules and regulations of the NYSE Amex.

Item 14. Principal Accounting Fees and Services

The following table shows the fees paid or accrued by the Company for the audit and other services provided by the Company’s independent registered public accounting firm Burr Pilger Mayer, Inc. (“BPM”), for fiscal years 2013 and 2012 (in thousands):

	2013	2012
Audit Fees (1)	$182	$169
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$182	$169

(1)	Audit fees represent fees for professional services provided in connection with the audit of our annual consolidated financial statements, review of our quarterly condensed consolidated financial statements and services that are normally provided by BPM in connection with statutory and regulatory filings.

Independence of Independent Registered Public Accounting Firm and Pre-Approval Policy

The Audit Committee has determined that the provision by BPM of non-audit services is compatible with maintaining the independence of BPM. The Audit Committee has adopted a policy for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. The policy generally provides for pre-approval of specified services in the defined categories of audit services, audit-related services and tax services for up to $25,000. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. During fiscal 2013, all services provided by BPM were pre-approved by the Audit Committee.

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

Dated: April 30, 2014

INSITE VISION INCORPORATED

By:	/s/ Louis Drapeau
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ *	Chief Executive Officer and Director	April 30, 2014
Timothy Ruane	(Principal Executive Officer)

/s/ *	Chief Financial Officer	April 30, 2014
Louis Drapeau	(Principal Financial and Accounting Officer)

/s/ *	Chairman of the Board, Director	April 30, 2014
Timothy McInerney

/s/ *	Director	April 30, 2014
Brian Levy, O.D. M.Sc.

/s/ *	Director	April 30, 2014
Robert O’Holla

/s/ *	Director	April 30, 2014
Craig A. Tooman

/s/ *	Director	April 30, 2014
Anthony J. Yost

*	Louis Drapeau, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals, which have been filed with the original Annual Report on Form 10-K filed with the SEC on March 31, 2014.

By:	/s/ Louis Drapeau
Louis Drapeau
Attorney-in-fact

EXHIBIT INDEX

Number	Exhibit Table

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.