Form 10-Q
period 2014-03-31
INSITE VISION INC
filed 2014-05-15
CIK 802724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 12, 2014
Common Stock, $0.01 par value per share	131,951,033 shares

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2014

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

InSite Vision Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share data)	March 31, 2014	December 31, 2013
	(UNAUDITED)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$4,353	$3,251
Short-term investments	1,000	5,000
Accounts receivable	1,146	1,026
Other receivables	653	1,114
Prepaid expenses and other current assets	320	95
Debt issuance costs, net	2,145	2,248

Total current assets	9,617	12,734

Property and equipment, net	1,803	1,431

Total assets	$11,420	$14,165

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$807	$394
Accrued liabilities	2,233	2,345
Accrued compensation and related expense	1,125	1,090
Accrued royalties	910	776
Non-recourse accrued interest	2,491	826
Non-recourse secured notes payable	41,281	41,281
Warrant liability	1,105	1,685

Total current liabilities	49,952	48,397
Lease incentive	1,049	922

Total liabilities	51,001	49,319

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized; 131,951,033 shares issued and outstanding at March 31, 2014 and December 31, 2013	1,320	1,320
Additional paid-in capital	165,801	165,549
Accumulated deficit	(206,702)	(202,023)

Total stockholders’ deficit	(39,581)	(35,154)

Total liabilities and stockholders’ deficit	$11,420	$14,165

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2013.

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2014	2013

Revenues:
Royalties	$1,146	$5,260
Other revenues	7	—

Total revenues	1,153	5,260

Expenses:
Research and development	2,547	3,367
General and administrative	1,940	1,453
Cost of revenues, principally royalties to third parties	138	85

Total expenses	4,625	4,905

Income (loss) from operations	(3,472)	355

Interest expense and other, net	(1,787)	(2,131)
Change in fair value of warrant liability	580	(145)

Net loss	$(4,679)	$(1,921)

Net loss per share:
Loss per share - basic	$(0.04)	$(0.01)

Loss per share - diluted	$(0.04)	$(0.01)

Weighted average shares used in per-share calculation:
- Basic	131,951	131,951

- Diluted	131,951	131,951

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(in thousands)	2014	2013
OPERATING ACTIVITIES:
Net loss	$(4,679)	$(1,921)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81	26
Amortization of debt issuance costs	103	104
Amortization of lease incentive	(46)	—
Stock-based compensation	252	266
Change in fair value of warrant liability	(580)	145
Changes in operating assets and liabilities:
Accounts receivable	(120)	90
Other receivables	461	—
Prepaid expenses and other current assets	(225)	(149)
Accounts payable	413	288
Accrued liabilities	(140)	(516)
Accrued compensation and related expense	35	(577)
Accrued royalties	134	(171)
Accrued interest	1,665	(48)

Net cash used in operating activities	(2,646)	(2,463)

INVESTING ACTIVITIES:
Purchase of property and equipment	(252)	(18)
Decrease in short-term investments	4,000	4,999

Net cash provided by investing activities	3,748	4,981

FINANCING ACTIVITIES:
Payment of secured notes payable	—	(2,372)

Net cash used in financing activities	—	(2,372)

Net increase in cash and cash equivalents	1,102	146
Cash and cash equivalents at beginning of period	3,251	1,323

Cash and cash equivalents at end of period	$4,353	$1,469

Supplemental disclosure of cash flow information:
Interest received	$1	$1

Interest paid	$18	$2,075

Income taxes paid	$1	$1

Non-cash investing activities - Lease incentive	$201	$—

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Notes to Condensed Consolidated Financial Statements

March 31, 2014

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial results and financial condition have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any future period.

The Company operates in one segment using one measure of profitability to manage its business. All of the Company’s long-lived assets are located in the United States. Revenues are primarily royalties from the North American license (the “Akorn License”) of AzaSite to Akorn, Inc. (“Akorn”).

The Company has incurred substantial cumulative losses and negative cash flows from operations during the quarter ended March 31, 2014 and the years ended December 31, 2012 and 2011. As of March 31, 2014, the Company’s accumulated deficit was $206.7 million and its cash and short-term investments were $5.4 million. Further, the Company anticipates that its existing cash and short-term investment balances, together with cash flows from operations, will only be adequate to fund its cash requirements through September 2014. In addition, the Company’s subsidiary was not able to make the required interest payments on the secured notes during 2014 and will trigger an event of default on May 15, 2014. For further discussion, see Note 5. Management’s plans include exploring strategic alternatives or raising additional financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Use of Estimates

The preparation of financial statements requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Short-Term Investments

The Company’s investment policy is to limit the risk of principal loss of invested funds by generally attempting to limit market risk. Accordingly, as of March 31, 2014, the Company’s short-term investments of $1.0 million were invested in U.S. Treasury securities with original maturities of twelve months or less. They are classified as trading securities principally bought and held for the purpose of selling them in the near term with unrealized gains included in earnings. As of March 31, 2014, the unrealized gain on these short-term investments was insignificant.

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

At March 31, 2014, $5.1 million of the Company’s cash and cash equivalents and short-term investments consisted of Level 1 U.S. Treasury-backed government securities or money market funds that are measured at fair value on a recurring basis.

The Company has debt, the AzaSite Notes, in the form of non-recourse, secured notes payable with a fixed interest rate, which constitute $41.3 million of Level 2 borrowings outstanding at March 31, 2014, measured at fair value on a nonrecurring basis, with an interest rate of 16%. At March 31, 2014, the Company’s debt was reflected in the accompanying unaudited condensed consolidated financial statements at face value. Due to a significant decline in, and uncertainty regarding the future of, AzaSite earned royalty revenues, it is reasonably possible that the fair value of the debt has declined. However, the amount of the decline in value of this debt is not reasonably determinable at this time. For a further discussion of the AzaSite Notes, see Note 5.

As discussed above, the fair value of the warrant liability, determined using Level 3 criteria, was initially recorded on the grant date and remeasured at March 31, 2014 using the Black-Scholes Model, which requires inputs such as the remaining term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. A significant increase (decrease) of any of the subjective variables would result in a correlated increase (decrease) in the warrant liability and an inverse effect on net income (loss).

The fair value of the warrant liability was estimated using the following assumptions, as determined in accordance with the terms of the warrant agreements, at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Risk-free interest rate	0.4%	0.8%
Remaining term (years)	2.3	2.5
Expected dividends	0.0%	0.0%
Volatility	118.0%	100.0%

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

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the three months ended March 31, 2014 (in thousands):

Balance at December 31, 2013	$1,685
Net decrease in fair value of warrant liability on remeasurement	(580)

Balance at March 31, 2014	$1,105

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

Note 2. Stock-Based Compensation

Equity Incentive Program

In 2007, the Company’s stockholders approved the Company’s 2007 Performance Incentive Plan (the “2007 Plan”), which provides for grants of options and other equity-based awards to the Company’s employees, directors and consultants. Options granted under this plan, and its predecessor plan, expire 10 years after the date of grant and become exercisable at such times and under such conditions as determined by the Company’s Board of Directors (generally, with 25% vesting after one year and the balance vesting on a daily basis over the next three years of service). Upon termination of the optionee’s service, unvested options terminate and vested options generally expire three months thereafter, if not exercised. Only nonqualified stock options have been granted under these plans to date. On January 1 of each calendar year during the term of the 2007 Plan, the shares of common stock available for issuance under the 2007 Plan will be increased by the lesser of (i) 2% of the total outstanding shares of common stock on December 31 of the preceding calendar year and (ii) 3,000,000 shares. On January 1, 2014, the shares of common stock available for issuance under the 2007 Plan increased by 2,639,020 shares.

Stock-based Compensation

The Company’s stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.

The effect of recording stock-based compensation for the three months ended March 31, 2014 and 2013 was as follows (in thousands):

	Three months ended March 31,
	2014	2013
Stock-based compensation expense by type of award:
Employee stock options	$255	$266
Scientific Advisory Board stock options	(3)	—

Total stock-based compensation expense	$252	$266

Stock-based compensation included in expense line items in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 was as follows (in thousands):

	Three months ended March 31,
	2014	2013
Research and development	$104	$90
General and administrative	148	176

	$252	$266

During the three months ended March 31, 2014 and 2013, the Company granted options to purchase 2,777,000 and 3,056,874 shares of common stock, respectively, with an estimated total grant date fair value of $555,000 and $683,000, respectively. Based on the Company’s historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 10% for its options for all periods disclosed. Accordingly, for the quarters ended March 31, 2014 and 2013, the Company estimated that the stock-based compensation for the awards not expected to vest was $319,000 and $373,000, respectively.

As of March 31, 2014, unrecorded deferred stock-based compensation balance related to stock options was $1.4 million and will be recognized over an estimated weighted-average amortization period of 2.6 years.

Valuation assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model using the graded-vesting method with the following weighted-average assumptions:

	Three months ended March 31,
Stock Options	2014	2013
Risk-free interest rate	1.7%	0.8%
Expected term (years)	5	5
Expected dividends	0.0%	0.0%
Volatility	88.2%	90.1%

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

The following is a summary of activity for the indicated periods:

	Number of shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	17,097,984	$0.39
Granted	2,777,000	0.29
Exercised	—	0.00
Forfeited	(26,714)	0.36
Expired	(82,021)	0.62

Outstanding at March 31, 2014	19,766,249	$0.38	7.37	$0

Options vested and expected to vest at March 31, 2014	18,968,598	$0.38	7.29	$0
Options exercisable at March 31, 2014	12,307,366	$0.40	6.46	$0

At March 31, 2014, the Company had 4,492,109 shares of common stock available for grant or issuance under its 2007 Plan. The weighted average grant date fair value of options granted during the three months ended March 31, 2014 and 2013 was $0.20 and $0. 22 per share, respectively. No options were exercised during the three months ended March 31, 2014 and 2013.

Note 3. Net Loss per Share

Basic net loss per share has been computed using the weighted-average number of common shares outstanding during the period. Dilutive net loss per share was computed using the sum of the weighted average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options and warrants. Potentially dilutive securities have been excluded from the computation of diluted net loss per share in 2014 and 2013 as their inclusion would be anti-dilutive. For the three months ended March 31, 2014 and 2013, respectively, 34,557,625 and 31,185,339 options and warrants were excluded from the calculation of diluted net loss per share because the effect was anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended March 31,
(in thousands, except per share data)	2014	2013
Numerator:
Net loss	$(4,679)	$(1,921)

Denominator:
Weighted-average shares outstanding	131,951	131,951
Effect of dilutive securities:
Stock options	—	—

Weighted-average shares outstanding for diluted loss per share	131,951	131,951

Net loss per share:
Basic	$(0.04)	$(0.01)

Diluted	$(0.04)	$(0.01)

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

As discussed in Note 1, the warrants issued in July 2011 include a provision that provides the warrant holders with an option to require the Company (or its successor) to purchase the warrants for cash in an amount equal to the Black-Scholes value in the event of a “Fundamental Transaction” (as defined in the warrant agreements). Accordingly, the fair value of the warrants at the issuance date was estimated using the Black-Scholes Model, as determined in accordance with the terms of the warrant agreements, and the Company recorded a warrant liability of $6.4 million in July 2011 and remeasured to $1.7 million and $1.1 million at December 31, 2013 and March 31, 2014, respectively. The Company recorded a decrease to the warrant liability of approximately $0.6 million for the three months ended March 31, 2014 and an increase of $0.1 million for the three months ended March 31, 2013, which was recognized as income and expense, respectively, in the Company’s Condensed Consolidated Statement of Operations. Additional disclosures regarding the assumptions used in calculating the fair value of the warrant liability are included in Note 1.

Note 5. Non-Recourse Secured Notes Payable

In February 2008, the Company’s wholly-owned subsidiary, Azithromycin Royalty Sub, LLC, completed a private placement of $60.0 million in aggregate principal amount of the AzaSite Notes, which are non-convertible, non-recourse promissory notes due in 2019. Net proceeds from the financing were approximately $55.3 million after transaction costs of approximately $4.7 million. The annual interest rate on the notes is 16% with interest payable quarterly in arrears. The notes are secured by, and will be repaid from, royalties to be paid to the Company by Akorn from net sales of AzaSite in the United States. The secured notes are non-recourse to InSite Vision Incorporated. If the AzaSite royalties received for any quarter exceed the interest payments and certain expenses due that quarter, the excess will be applied to the repayment of principal of the notes until the notes have been paid in full. The notes may be redeemed at the Company’s option at the current principal amount.

For the quarter ended December 31, 2013, the Company’s subsidiary received insufficient royalties to make the interest payment in full that was due on February 15, 2014. This shortfall in interest payments was not an event of default. However, if the Company does not pay in full the interest shortfall (plus interest thereon) by May 15, 2014, the

Company’s subsidiary will trigger an event of default under the indenture. For the quarter ended March 31, 2014, the Company’s subsidiary again received insufficient royalties to pay the interest shortfall from February 15, 2014 and the interest payment that is due on May 15, 2014. The Company has the ability to make-up this shortfall with its own cash resources. However, the Company has no intention to use its cash to pay this shortfall. Accordingly, an event of default will occur on May 15, 2014. Upon the event of default, the noteholders could seek available remedies, which include foreclosure on our subsidiary. The Company’s ability to receive future revenue from sales of AzaSite is dependent on the Company’s subsidiary repaying the AzaSite Notes and interest in a timely fashion. Assuming the Company’s subsidiary does not cure the expected event of default and is unable to negotiate a settlement or restructuring with the noteholders, the noteholders will have the right to foreclose on their collateral, primarily our subsidiary, and the Company will lose all interest in AzaSite Royalty Sub and lose its right to receive AzaSite royalties or any future revenue from AzaSite in North America. Based on current earned royalty levels, the earned royalties will not cover future required interest payments. Accordingly, as of March 31, 2014, $41.3 million of secured notes has been classified as current along with the unamortized debt issuance costs.

Note 6. Common Stock Warrants

The following table shows outstanding warrants as of March 31, 2014, all of which were issued in the July 2011 private placement financing transaction. All of the outstanding warrants have cashless exercise provisions in the event the registration statement registering the resale of the shares of common stock issuable upon exercise of the warrants is not effective or the prospectus forming a part of the registration statement is not current. All warrants are exercisable for common stock.

Date Issued	Warrant Shares	Exercise Price	Expiration Date	Potential Proceeds if Exercised for Cash
July 18, 2011	14,791,376	$0.75	July 18, 2016	$11,093,532

Note 7. Legal Proceedings

The Company is subject to various claims and legal actions during the ordinary course of its business.

In April 2011, the Company received a Notice Letter that Sandoz, Inc. or Sandoz, has filed an Abbreviated New Drug Application, or ANDA, with the U.S. Food and Drug Administration (FDA) seeking marketing approval for a 1% azithromycin ophthalmic solution, or the Sandoz Product, prior to the expiration of the five U.S. patents listed in the Orange Books for AzaSite, which include four of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Sandoz ANDA filing, Sandoz alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed upon by the Sandoz Product. On May 26, 2011, we, Merck and Pfizer filed a patent infringement lawsuit against Sandoz and related entities. The plaintiff companies agreed that Merck would take the lead in prosecuting this lawsuit. Before the trial, the patents involved in the litigation were limited to the one Pfizer patent and three of our patents. On October 4, 2013, the United States District Court for the District of New Jersey entered a Final Judgment in favor of us and the other plaintiffs finding all the asserted claims of the patents in the litigation valid and infringed by Sandoz and related entities. The Court Order specified that the effective date of any FDA approval of a Sandoz ANDA for generic 1% azithromycin ophthalmic solution products would be no earlier than the expiration date of the patents in the litigation. On November 4, 2013, Sandoz filed an appeal of this decision to the United States Court of Appeals for the Federal Circuit. On November 15, 2013, Akorn acquired Inspire from Merck, and as such, acquired the rights to AzaSite in North America. Akorn has taken the lead in prosecuting this lawsuit. We and the other plaintiffs intend to vigorously contest any Sandoz assertions that these patents should have been found not infringed, invalid or unenforceable.

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

On January 3, 2013, Janel Joseph and Mitchell Joseph III filed a complaint in circuit court in Fayette County, Kentucky against Bausch & Lomb and the Company alleging that they were injured when treated with the Bausch & Lomb product Besivance following a photorefractive keratectomy. On February 1, 2013, Bausch & Lomb removed the case to the United States District Court for the Eastern District of Kentucky. The Company moved to dismiss for lack of jurisdiction and on January 3, 2014, the plaintiffs filed a response conceding to the Company’s motion to dismiss for lack of personal jurisdiction. On March 7, 2014, the matter was taken off docket by the District Court. The Company subsequently received a complete release of all claims.

There are currently no other claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

Note 8. Subsequent Events

The Company evaluated subsequent events through the date on which the financial statements were issued and determined that there were no subsequent events that required adjustments or disclosures to the financial statements for the quarter ended March 31, 2014.

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

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

We are an ophthalmic product development company advancing ophthalmic pharmaceutical products to address unmet eye care needs. Our current portfolio of products is based on our proprietary DuraSite® sustained drug delivery technology.

We face significant challenges related to our lack of financial resources. We only expect our current cash to enable us to continue our operations as currently planned until approximately September 2014. Our independent auditors included an explanatory paragraph in their audit report related to our consolidated financial statements for the year ended December 31, 2013, which are included in our Annual Report on Form 10-K for the year ended December 31, 2013, referring to our recurring losses from operations, available cash and short-term investment balances and accumulated deficit and a substantial doubt about our ability to continue as a going concern.

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

•	AzaSite® (azithromycin ophthalmic solution) 1% is a DuraSite formulation of azithromycin, a broad spectrum ocular antibiotic approved by the United States Food and Drug Administration (FDA) in April 2007 to treat bacterial conjunctivitis (pink eye). It was commercialized in the United States by Inspire Pharmaceuticals, Inc. (Inspire) beginning in August 2007. In May 2011, Merck & Co. (Merck) acquired Inspire and Inspire became a wholly-owned subsidiary of Merck. In November 2013, Akorn, Inc. (Akorn) acquired Inspire from Merck and Inspire became a wholly-owned subsidiary of Akorn. Akorn is now responsible for commercializing AzaSite in North America. Currently, we receive a 25% royalty on net sales of AzaSite in North America and we received minimum royalties until September 2013.

•	Besivance® (besifloxacin ophthalmic suspension) 0.6% is a DuraSite formulation of besifloxacin, a broad spectrum ocular antibiotic approved by the FDA in May 2009 to treat bacterial conjunctivitis (pink eye). Besivance was developed by Bausch + Lomb Incorporated (Bausch & Lomb) (wholly-owned by Valeant Pharmaceuticals International, Inc. (Valeant) as of August 2013) and was launched in the United States in the second half of 2009. In 2011, Besivance was launched internationally in select countries. Until we sold the Besivance royalty rights in April 2013, we received a middle single-digit royalty on net sales of Besivance globally. In April 2013, we sold the rights to receive royalty payments on sales of Besivance, beginning on January 1, 2013, for $15 million at closing, with an additional $1 million paid in February 2014 after certain 2013 Besivance sales targets were met. Under the terms of the agreement, if the purchasers receive specified levels of total cash from the Besivance royalty, the royalty would be returned to us in whole or in part. Patent protection for Besivance in the United States expires in 2021.

•	AzaSite PlusTM is a fixed combination of azithromycin and dexamethasone in DuraSite for the treatment of ocular inflammation and infection (blepharitis and/or blepharoconjunctivitis) for which there is no FDA approved indicated treatment. In November 2011, we initiated a Phase 3 clinical trial for this product candidate in blepharitis and completed patient enrollment in the clinical trial in September 2012. This study enrolled 907 patients and we announced top-line results in July 2013. AzaSite Plus did not meet the primary endpoint of complete resolution of all clinical signs and symptoms of blepharitis. However, AzaSite Plus did demonstrate statistically significant improvements in the disease’s clinical signs and symptoms at the end of treatment on Day 15. We continue to meet with the FDA to review the overall results of the clinical trial and determine the next steps in the development of this product candidate.

•	DexaSiteTM is a DuraSite formulation of dexamethasone in development for the treatment of ocular inflammation. In November 2011, we initiated a Phase 3 clinical trial for this product candidate in blepharitis and completed patient enrollment in the clinical trial in September 2012. This study enrolled 907 patients and we announced top-line results in July 2013. DexaSite did not meet the primary endpoint of complete resolution of all clinical signs and symptoms of blepharitis. However, DexaSite did demonstrate statistically significant improvements in the disease’s clinical signs and symptoms at the end of treatment on Day 15. We continue to meet with the FDA to review the overall results of the clinical trial and determine the next steps in the development of this product candidate. In November 2013, the FDA approved the protocol for Phase 3 clinical trials in the use of DexaSite for the prevention of inflammation and eye pain in ocular surgery.

•	BromSiteTM is a DuraSite formulation of bromfenac in development for the prevention of post-operative inflammation and eye pain. We initiated a Phase 1/2 clinical trial for this product candidate in August 2010 and we received positive top-line results from this study in the first quarter of 2011, which demonstrated the efficacy and safety of BromSite. In the third quarter of 2011, we completed an additional Phase 2 clinical trial to investigate the pharmacokinetics (PK) of BromSite in humans. We received positive top-line results that showed that the mean concentration of bromfenac in the aqueous humor of patients using BromSite was more than double compared to the currently available bromfenac eye product. In July 2012, we initiated a Phase 3 clinical trial for this product candidate and completed patient enrollment in November 2012. The BromSite Phase 3 clinical trial enrolled 268 patients undergoing cataract surgery in a two-arm trial designed to evaluate the efficacy and safety of BromSite against the DuraSite vehicle alone. In March 2013, we received positive top-line results from this Phase 3 clinical trial demonstrating statistically significant superiority compared to vehicle (p < 0.001) in alleviating ocular pain and inflammation among patients following cataract surgery. In May 2013, we initiated the second Phase 3 clinical trial for this product candidate, which was completed in November 2013 with 248 patients enrolled. We received positive top-line results from this confirmatory Phase 3 clinical trial in December 2013. We plan to file a New Drug Application (NDA) with the FDA in the second half of 2014 for this product candidate.

•	DuraSite® 2 is our next-generation enhanced drug delivery system, which is designed to provide a broad platform for developing superior ophthalmic therapeutics. DuraSite 2 is based on the original DuraSite technology, and incorporates a cationic polymer to achieve sustained and enhanced ocular delivery of drugs. DuraSite 2 is designed to increase the tissue penetration for topically delivered ocular drugs with the aim of improved efficacy and dosing convenience. In August 2013, the U.S. Patent and Trademark Office (USPTO) issued a patent on DuraSite 2. The patent provides protection to 2029 for both the delivery system and the drugs that are formulated with DuraSite 2. In November 2013, we obtained preclinical data from a comparative study that demonstrated superior drug retention and tissue penetration compared to DuraSite. We plan to utilize the DuraSite 2 platform in the development of all future pipeline products. We plan to initiate a broad licensing program that provides access to industry partners through both exclusive and non-exclusive licensing and/or commercialization agreements.

•	ISV-101 is a DuraSite formulation with a low concentration of bromfenac for the treatment of dry eye disease. We filed an Investigational New Drug Application (IND) with the FDA for this product candidate in the first quarter of 2011. We plan to initiate a Phase 1/2 clinical trial for this product candidate, but no time period has been set.

Business Strategy.

Assuming we can raise sufficient funding to continue our operations, our business strategy consists of the following:

1.	Develop our pipeline of ocular product candidates. We seek to identify new product candidates from proven drugs that can be improved by formulation in DuraSite 2, which can substantially reduce the clinical risk involved in these product candidates. As appropriate, we plan to conduct preclinical and clinical testing of our product candidates.

2.	Partner our product candidates. When we deem it appropriate, we seek to partner with larger pharmaceutical companies to manufacture and market our products. Partnering agreements generally include upfront and milestone payments, as well as on-going royalty payments upon commercialization, payable to us.

Results of Operations

Revenues.

Our revenues for the three months ended March 31, 2014 and 2013 were:

Revenues

(in millions)

	Three months ended
	March 31,
	2014	2013
AzaSite royalties	$1.2	$4.8
Besivance royalties	—	0.5

Total	$1.2	$5.3

For the three months ended March 31, 2014 and 2013, AzaSite royalties included $1.2 million and $1.4 million, respectively, of royalties based on net sales. Earned royalties on AzaSite declined by 15% compared to 2013 due to decreased sales of AzaSite in the three months ended March 31, 2014. For the three months ended March 31, 2013, AzaSite royalties also included an additional $3.4 million minimum royalty true-up payment from Merck. The required minimum royalty for the fiscal year ended September 30, 2013, the measurement period pursuant to the terms of the Akorn License, was $19 million. Merck’s obligation to make minimum royalty payments terminated in September 2013 and Akorn’s obligation to pay earned royalties may be suspended upon the occurrence of certain events, such as a requirement by the FDA or other governmental agency to suspend the marketing of AzaSite or withdraw it from the market in the United States. If the noteholders foreclose on our subsidiary after our subsidiary defaults on the AzaSite Notes on May 15, 2014, we will no longer receive royalties on North American sales of AzaSite by Akorn and our AzaSite royalty revenues will decline significantly in the second quarter of 2014 and will be zero beginning in the third quarter of 2014. See “Risk Factors,” “Liquidity and Capital Resources,” and Note 5 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. For the quarter ended March 31, 2014, we had no Besivance royalties. In April 2013, we sold the rights to receive royalty payments on sales of Besivance, beginning on January 1, 2013, for $15 million at closing, with an additional $1 million paid in February 2014 after certain 2013 Besivance sales targets were met. $0.5 million of previously recorded Besivance royalties in 2013 were netted against the sales price in the second quarter of 2013. Under the terms of the agreement, if the purchasers receive specified levels of total cash from the Besivance royalty, the royalty would be returned to us in whole or in part. Patent protection for Besivance in the United States expires in 2021.

Research and development expenses.

Our research and development (R&D) expenses for the three months ended March 31, 2014 and 2013 were:

R&D Cost by Program

(in millions)

	Three months ended
	March 31,
Program	2014	2013
BromSite	$0.9	$0.9
AzaSite Plus/DexaSite	—	0.8
New products and other	—	—
Programs - non-specific	1.6	1.7

Total	$2.5	$3.4

For the three months ended March 31, 2014, our BromSite program expenses were primarily related to costs to conclude our second Phase 3 clinical trial and to prepare to file an NDA with the FDA in the second half of 2014. Non-specific program costs, which comprised facility, internal personnel and stock-based compensation costs, are not allocated to a specific development program. In addition, if we are able to raise sufficient additional funding, we expect to incur additional R&D expense to develop new product candidates.

For the three months ended March 31, 2013, our BromSite program expenses were primarily related to the costs for our first Phase 3 clinical trial. We completed patient enrollment in November 2012 with 268 patients and received positive top-line results in March 2013. Our AzaSite Plus/DexaSite program expenses were primarily related to costs for our Phase 3 clinical trial. We completed patient enrollment for the AzaSite Plus/DexaSite clinical trial in September 2012 and enrolled more than 900 patients. Non-specific program costs were higher for the three months ended March 31, 2013, primarily due to an increase in headcount as a result of the Phase 3 clinical trials for AzaSite Plus/DexaSite and the Phase 3 clinical trial for BromSite during this period.

General and administrative expenses.

General and administrative expenses for the three months ended March 31, 2014 and 2013 were $1.9 million and $1.5 million, respectively. In 2014, we incurred higher legal expenses from our on-going partnering efforts.

Cost of revenues.

Cost of revenues for both the three months ended March 31, 2014 and 2013 were $0.1 million. Cost of revenues in each period consisted of royalties to Pfizer.

Interest expense and other, net.

Interest expense and other, net, for the three months ended March 31, 2014 and 2013 was an expense of $1.8 million and $2.1 million, respectively. Interest expense included interest expense on the non-recourse AzaSite Notes issued in February 2008, and related amortization of the debt issuance costs incurred from our subsidiary’s issuance of the AzaSite Notes. Interest expense was lower in the 2014 period as a result of payments of principal on the AzaSite Notes.

Change in fair value of warrant liability.

Change in fair value of warrant liability was income of $0.6 million and expense of $0.1 million for the three months ended March 31, 2014 and 2013, respectively. The non-cash other income or expense was primarily driven by a decrease or increase, respectively, in our stock price, which directly impacts the fair value of our warrant liability.

Liquidity and Capital Resources

In recent years, we have financed our operations primarily through private placements of equity securities, debt financings and payments from corporate collaborations. At March 31, 2014, our cash, cash equivalents and short-term investments were $4.4 million and $1.0 million, respectively. It is our policy to invest our cash and cash equivalents in highly liquid securities, such as interest-bearing money market funds, treasury and federal agency notes. The current uncertain credit markets may affect the liquidity of such money market funds or other cash investments.

In our Annual Report on Form 10-K for the year ended December 31, 2013, our auditors included an explanatory paragraph in their audit report referring to our recurring losses from operations, available cash and short-term investment balances and accumulated deficit and a substantial doubt about our ability to continue as a going concern. Absent additional funding from private or public equity or debt financings, collaborative or other partnering arrangements, including under the Akorn License, asset sales, or other sources, we expect that our cash on hand, anticipated cash flow from operations and current cash commitments to us will only be adequate to fund our operations until approximately September 2014. If we are unable to secure sufficient additional funding prior to that time, we will need to cease operations and liquidate our assets. Our financial statements were prepared on the assumption that we will continue as a going concern and do not include any adjustments that might result should we be unable to continue as a going concern.

Our subsidiary is dependent on royalties from Akorn, and previously Merck prior to November 2013, on net sales of AzaSite to meet its payment obligations under the AzaSite Notes. As a result of recent events, including (i) the current level of AzaSite net sales in the United States, (ii) Merck’s notification that it ceased sales representative promotion of their ophthalmic products, including AzaSite, in the United States effective August 1, 2013, which resulted in a further decline in our AzaSite earned royalties, (iii) that our minimum royalties from the Akorn License terminated on September 30, 2013, with the last minimum royalty payment received from Merck on October 25, 2013, and (iv) Akorn’s focus on promoting AzaSite to eye care physicians, our subsidiary received insufficient royalties for the quarter ended December 31, 2013 and again for the quarter ended March 31, 2014 to make the interest payment in full that was due on the AzaSite Notes on February 15, 2014 and May 15, 2014. We believe our subsidiary will trigger an event of default on the AzaSite Notes on May 15, 2014. After default and assuming foreclosure by the noteholders on their collateral, we will lose all of our interest in our subsidiary and our right to receive AzaSite royalties or any future revenue from AzaSite in North America. For a further discussion of the AzaSite Notes, see Note 5 of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

We have incurred significant losses since inception, including net losses of approximately $4.7 million for the quarter ended March 31, 2014 and $8.3 million and $6.9 million for the years ended December 31, 2012 and 2011, respectively. As of March 31, 2014, our accumulated deficit was $206.7 million and cash and cash equivalents and short-term investments were $5.4 million. Further, we anticipate that our existing cash and short-term investment balances together with cash flows from operations will only be adequate to fund our cash requirements through September 2014. Our ability to fund our operations is dependent primarily upon our ability to raise sufficient additional funding to execute on our business plan.

Even if we are able to obtain additional financing in order to continue long-term operations beyond approximately September 2014, we will require and will seek additional funding through collaborative or other partnering arrangements, public or private equity or debt financings and from other sources. However, there can be no assurance that we will obtain interim or longer-term financing or that such funding, if obtained, will be sufficient to continue our operations as currently conducted or in a manner necessary for the continued development of our products or the long-term success of our company. If we raise funds through one or more equity offerings, our stockholders may suffer substantial dilution and the rights of new investors may be senior, and substantially superior, to those of our current common stockholders. If we raise funds through the issuance of debt securities, such debt will likely be secured by a security interest or pledge of all of our assets, will require us to make principal and interest payments, would likely include the issuance of warrants and may subject us to restrictive covenants.

Net cash used by operating activities was $2.6 million and $2.5 million for the three months ended March 31, 2014 and 2013, respectively. In 2014, we incurred approximately $0.9 million in direct costs related to our Phase 3 clinical trials and costs to prepare to file an NDA for BromSite. In addition, we incurred approximately $0.5 million of additional legal expenses from our on-going partnering efforts. In 2013, we incurred approximately $1.7 million in direct costs related to our Phase 3 clinical trials for BromSite and AzaSite Plus/DexaSite.

Net cash provided by investing activities was $3.7 million and $5.0 million for the three months ended March 31, 2014 and 2013, respectively. We converted short-term investments to cash and cash equivalents to fund operating and/or financing activities.

Net cash used in financing activities for the three months ended March 31, 2013 reflected the principal payments of $2.4 million on the AzaSite Notes. For the three months ended March 31, 2014, we undertook no financing activities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have debt, the AzaSite Notes, in the form of non-recourse, secured notes payable with fixed interest rates. As a result, our exposure to market risk caused by fluctuations in interest rates is minimal. We had $41.3 million in borrowings outstanding as of March 31, 2014, with a fixed interest rate of 16%. If market interest rates increase by 10% from the March 31, 2014 levels, it would not result in an increase in interest expense. At March 31, 2014, our subsidiary’s debt was reflected in the accompanying unaudited condensed consolidated financial statements at face value. Due to a significant decline in, and uncertainty regarding the future of, AzaSite earned royalty revenues, it is reasonably possible that the fair value of the debt has declined. However, the amount of the decline in value of this debt is not reasonably determinable at this time.

The securities in our investment portfolio are not leveraged and are subject to minimal interest rate risk. Due to their original maturities of twelve months or less, the securities are classified as cash and cash equivalents or short-term investments. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio. While a hypothetical decrease in market interest rates by 10% from the March 31, 2014 levels would cause a decrease in interest income, it would not likely result in loss of principal.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is subject to various claims and legal actions during the ordinary course of its business.

In April 2011, the Company received a Notice Letter that Sandoz, Inc. or Sandoz, has filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution, or the Sandoz Product, prior to the expiration of the five U.S. patents listed in the Orange Books for AzaSite, which include four of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Sandoz ANDA filing, Sandoz alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed upon by the Sandoz Product. On May 26, 2011, we, Merck and Pfizer filed a patent infringement lawsuit against Sandoz and related entities. The plaintiff companies agreed that Merck would take the lead in prosecuting this lawsuit. Before the trial, the patents involved in the litigation were limited to the one Pfizer patent and three of our patents. On October 4, 2013, the United States District Court for the District of New Jersey entered a Final Judgment in favor of us and the other plaintiffs finding all the asserted claims of the patents in the litigation valid and infringed by Sandoz and related entities. The Court Order specified that the effective date of any FDA approval of a Sandoz ANDA for generic 1% azithromycin ophthalmic solution products would be no earlier than the expiration date of the patents in the litigation. On November 4, 2013, Sandoz filed an appeal of this decision to the United States Court of Appeals for the Federal Circuit. On November 15, 2013, Akorn acquired Inspire from Merck, and as such, acquired the rights to AzaSite in North America. Akorn has taken the lead in prosecuting this lawsuit. We and the other plaintiffs intend to vigorously contest any Sandoz assertions that these patents should have been found not infringed, invalid or unenforceable.

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

On January 3, 2013, Janel Joseph and Mitchell Joseph III filed a complaint in circuit court in Fayette County, Kentucky against Bausch & Lomb and the Company alleging that they were injured when treated with the Bausch & Lomb product Besivance following a photorefractive keratectomy. On February 1, 2013, Bausch & Lomb removed the case to the United States District Court for the Eastern District of Kentucky. We moved to dismiss for lack of jurisdiction and on January 3, 2014, the plaintiffs filed a response conceding to our motion to dismiss for lack of personal jurisdiction. On March 7, 2014, the matter was taken off docket by the District Court. We subsequently received a complete release of all claims.

There are currently no other claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

Item 1A.	Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in our annual report on Form 10-K for the year ended December 31, 2013.

Our current cash will only fund our business until approximately September 2014. We need to raise additional funds in the near future, which could be difficult to obtain or could dilute the value and rights of our common stock, and if not obtained in satisfactory amounts, may prevent us from developing our products, conducting clinical trials or otherwise taking advantage of future opportunities or growing our business, any of which could harm our business

Our independent auditors included an explanatory paragraph in their audit report to our consolidated financial statements for the year ended December 31, 2013, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2014, referring to our recurring losses from operations, available cash and short-term investment balances and accumulated deficit and a substantial doubt about our ability to continue as a going concern.

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

The current worldwide financing environment is challenging, particularly for smaller capitalized businesses such as ours, which combined with the negative results of our AzaSite Plus/DexaSite Phase 3 trial, challenges in our past relationship with Merck and uncertainties regarding our current and future relationship with Akorn and our subsidiary’s default under the AzaSite Notes on May 15, 2014, could make it more difficult for us to raise funds on reasonable terms, or at all. If we issue additional equity securities, our stockholders will experience dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we raise funds through debt, we will have to pay interest and may be subject to restrictive covenants, which would restrict operating flexibility and could harm our business. In addition, the existence of the explanatory paragraph in the audit report may make it more difficult for us to raise additional financing, may adversely affect the terms of such financing and could prevent investors from purchasing our shares in the open market as certain investors may be restricted or precluded from investing in companies that have received this explanatory paragraph in an audit report. Further, the factors leading to the explanatory paragraph in the audit report may harm our ability to obtain additional funding and could make the terms of any such funding, if available, less favorable than might otherwise be the case. If we do not obtain additional financing when required, we would likely have to cease operations and liquidate our assets.

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

We have a history of operating losses and we expect to continue to have losses in the future

We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that failed to achieve clinical end points or did not prove to have commercial potential. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties or other revenues from sales of our products. Attaining significant revenue or profitability depends upon our ability, alone or with third parties, to develop our potential products successfully, conduct clinical trials, obtain required regulatory approvals and manufacture and market our products successfully. We may not ever achieve or be able to maintain significant revenue or profitability, including with respect to AzaSite, our lead product which has experienced declining sales in the United States, and has continued to decline further following Akorn’s acquisition of Inspire from Merck in November 2013. In addition, our right to receive minimum royalties from Merck terminated in September 2013. AzaSite has not been commercially launched outside the United States.

Clinical trials are expensive, time-consuming and difficult to design, enroll and implement and there can never be any assurance that the results of such clinical trials will be favorable

Human clinical trials for our product candidates are very expensive and difficult to design, enroll and implement, in part because they are subject to rigorous regulatory requirements. A significant portion of our operating expenses in the past twelve months was incurred on our AzaSite Plus/DexaSite Phase 3 clinical trial and BromSite Phase 3 clinical trial. Despite the significant time, expense and resources devoted to the trial, the AzaSite Plus/DexaSite Phase 3 clinical trial did not meet its clinical endpoints as required by the FDA and the future development of these product candidates is uncertain. The clinical trial process is also time-consuming. We may experience difficulties or delays in enrolling our clinical trials, which can delay the trials and our ability to obtain ultimate approval of our product candidates. In addition, we require various clinical materials to conduct our clinical trials and any unavailability or delay in our ability to obtain these materials may delay our trials, cause them to be more expensive or preclude us from completing these trials, which would harm our ability to obtain approval for our product candidates and therefore harm our business. We estimate that any particular clinical trial may take over a year to complete and will be very expensive. Furthermore, we could encounter problems that might cause us to abandon or repeat clinical trials resulting in additional expense, further delays and potentially preventing the completion of such trials. The commencement and completion of clinical trials may be delayed or terminated due to several factors, including, among others:

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

Our strategy for commercialization of our products requires us to enter into successful arrangements with corporate collaborators

We generally intend to enter into partnering and collaborative arrangements with respect to the commercialization of our product candidates. However, we cannot assure you that we will be able to enter into such arrangements or that they will be beneficial to us. The success of our partnering and collaboration arrangements will depend upon many factors, including, among others:

•	the progress and results of our preclinical and clinical testing and research and development programs;

•	the time and cost involved in obtaining regulatory approvals;

•	the market, or perceived market, for our product candidates;

•	our financial condition, and ability to perform our obligations to our potential partners;

•	our ability to negotiate favorable terms with potential collaborators;

•	the efforts and success of our collaborators in further developing or marketing the product;

•	our ability to prosecute, defend and enforce patent claims and other intellectual property rights;

•	the outcome of possible future legal actions; and

•	competing technological and market developments.

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

The commercial success of our products is dependent on the diligent efforts of our corporate collaborators

Because we generally rely on third parties for the marketing and sale of our products, revenues that we receive will be highly dependent on the efforts and success of these third parties. In November 2013, Akorn acquired Inspire from Merck and Akorn became responsible for the commercialization of AzaSite in the United States. Prior to Akorn’s acquisition of Inspire, the monthly prescriptions and our earned royalty revenues on net sales of AzaSite by Merck had decreased significantly, a trend that has continued subsequent to Akorn’s acquisition of Inspire in November 2013. While we believe AzaSite will continue to be commercially available in the United States and physicians will be able to continue to prescribe AzaSite, we believe that our AzaSite earned royalties will likely decline further in future periods. In addition, our partners, including Akorn, may terminate their relationships with us and/or may not diligently or successfully market or sell our products. These partners may also emphasize sales and marketing of their own or other products or pursue alternative or competing technologies or develop alternative products either on their own or in collaboration with others, including our competitors. In addition, marketing consultants and contract sales organizations that we use for our products may market products that compete with our products and we must rely on their efforts and ability to market and sell our products effectively.

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

In April 2011, we received a letter (Notice Letter) from Sandoz, Inc. (Sandoz) providing notice that Sandoz has filed an Abbreviated New Drug Application (ANDA) with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution (Sandoz Product) prior to the expiration of the five U.S. patents listed in the Orange Books for AzaSite which include four of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Sandoz ANDA filing, Sandoz alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed by the Sandoz Product. On May 26, 2011, we, Merck and Pfizer filed a patent infringement lawsuit against Sandoz and related entities. The plaintiff companies agreed that Merck will take the lead in prosecuting this lawsuit. On November 15, 2013, Akorn acquired Inspire from Merck and, as such, acquired the rights to AzaSite in North America. Akorn has taken the lead in prosecuting this lawsuit. Before the trial, the patents involved in the litigation were limited to the one Pfizer patent and three of our patents. On October 4, 2013, the United States District Court for the District of New Jersey entered a Final Judgment in favor of us and the other plaintiffs finding all the asserted claims of the patents in the litigation valid and infringed by Sandoz and related entities. The Court Order specified that the effective date of any FDA approval of a Sandoz ANDA for generic 1% azithromycin ophthalmic solution products would be no earlier than the expiration date of the patents in the litigation. On November 4, 2013, Sandoz filed an appeal of this decision to the United States Court of Appeals for the Federal Circuit. We and the other plaintiffs intend to vigorously contest any Sandoz assertions that these patents should have been found not infringed, invalid or unenforceable. An adverse decision on the issues of validity or enforceability on any such appeal would significantly harm our royalty revenue stream from AzaSite.

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

We may lose our interest in our royalty subsidiary and the potential to receive future royalty payments, or we may be required to pay damages for breaches of representations, warranties or covenants under certain of the AzaSite Note financing agreements

In February 2008, our wholly-owned subsidiary issued $60 million in aggregate principal amount of AzaSite Notes, which are secured principally by royalty payments from future sales of AzaSite in North America, but not the right to receive such payments and by a pledge by us of all the outstanding equity interest in our subsidiary. The AzaSite Notes issued by our subsidiary will be repaid, if at all, solely from royalties on net sales of AzaSite in the United States and Canada by Akorn under the Akorn License. Akorn has full control of all promotional, sales and marketing activities for AzaSite in the United States and Canada, and has sole control over the pricing of AzaSite. Prior to Akorn’s acquisition of Inspire from Merck, and continuing since Akorn’s acquisition of Inspire, the monthly prescriptions and our earned royalties on net sales of AzaSite have significantly declined. While the minimum royalty payments from Merck had made up for this decline, Merck’s minimum royalty obligations terminated in September 2013 and Akorn has no such obligations. We believe that our AzaSite earned royalties will likely decline further in future periods which, combined with the termination of Merck’s minimum royalty obligations in September 2013, will result in an event of default under the indenture governing the AzaSite Notes on May 15, 2014.

If the AzaSite royalty payments are insufficient to repay the AzaSite Notes or if an event of default occurs under the indenture governing the AzaSite Notes, in certain circumstances, we could make payments on the AzaSite Notes out of our own cash resources to avoid a default by our subsidiary on the AzaSite Notes. We currently have no intention of using our cash resources to make payments on the AzaSite Notes on behalf of our subsidiary. Failure to pay amounts due on the AzaSite Notes will result in an event of default under the indenture, giving the right, but not the obligation, to the AzaSite noteholders to exercise their contractual remedies pursuant to the indenture in May 2014. Once an event of default occurs, the noteholders could seek available remedies, including foreclosure on our subsidiary and the right to receive royalty payments, which would preclude us from receiving future revenue from sales of AzaSite and result in loss of our rights under the Akorn License and therefore our ability to license AzaSite in North America. In addition, in connection with the issuance of the AzaSite Notes, we have made certain representations, warranties and covenants to our subsidiary and the holders of the AzaSite Notes (Noteholders). If we breach these representations, warranties or covenants, such breach could trigger an event of default under the indenture and we could also be liable to our subsidiary or the Noteholders for substantial damages in respect of any such breach, which could harm our financial condition and ability to conduct our business as currently planned. See Note 5 of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 8 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 for a more complete description of the terms of the AzaSite Notes.

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

The failure to successfully market and commercialize AzaSite has continued to harm sales of AzaSite and, therefore, has prevented repayment of the AzaSite Notes, which has made it unlikely that we will receive future revenue from sales of AzaSite and is likely to result in loss of our rights under the Akorn License and therefore our ability to license AzaSite in North America

The success of the commercialization of AzaSite and the timely repayment of the AzaSite Notes will depend on a number of factors, including, among others:

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

Management and principal stockholders may be able to exert significant control on matters requiring approval by our stockholders

As of March 31, 2014, our management and principal stockholders (those owning more than 5% of our outstanding shares) together beneficially owned approximately 52% of our shares of common stock. As a result, our management and principal stockholders, acting together or individually, may be able to exert significant control on matters requiring approval by our stockholders, including the election of all or at least a majority of our Board of Directors, the approval of amendments to our charter, and the approval of business combinations and certain financing transactions. In September 2008, a group of our stockholders prevailed in a proxy contest that resulted in the replacement of all members of our Board of Directors.

The market prices for securities of biopharmaceutical and biotechnology companies such as ours have been and are likely to continue to be highly volatile due to reasons that are related and unrelated to our operating performance and progress; we have not paid dividends in the past and do not anticipate doing so in the future

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances such as our current financial condition, the audit report included in our annual report on Form 10-K for the year ended December 31, 2013 that included an explanatory paragraph referring to our recurring losses from operations, available cash and short-term investment balances and accumulated deficit and a substantial doubt about our ability to continue as a going concern, our ability to obtain new financing, any announcements or rumors regarding strategic alternatives we are pursuing or that terminate our likelihood of raising additional funding, the status of our relationships or proposed relationships with third-party collaborators, including Akorn, our subsidiary’s ability to repay amounts due under or default on the AzaSite Notes, the results of testing and clinical trials, future sales of equity or debt securities by us, the exercise of outstanding options and warrants that could result in dilution to our current holders of common stock, developments in our patents or other proprietary rights or those of our competitors, our failure to meet analyst expectations, any litigation regarding the same, technological innovations or new therapeutic products, governmental regulation, or public concern as to the safety of products developed by us or others and general market conditions concerning us, our competitors or other biopharmaceutical companies may have a significant effect on the market price of our common stock. For example, in the twelve months ended March 31, 2014, our closing stock price fluctuated from a high of $0.34 to a low of $0.17. Such fluctuations can lead to securities class action litigation and make it difficult to obtain financing. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

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

INSITE VISION INCORPORATED

Dated: May 15, 2014	by:	/s/ Louis Drapeau
Louis Drapeau
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Table

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from InSite Vision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements.