Form 10-Q
period 2014-06-30
INSITE VISION INC
filed 2014-08-14
CIK 802724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 11, 2014
Common Stock, $0.01 par value per share	131,951,033 shares

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

InSite Vision Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share data)	June 30, 2014	December 31, 2013
	(UNAUDITED)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$2,475	$3,251
Short-term investments	—	5,000
Accounts receivable	301	1,026
Other receivables	107	1,114
Prepaid expenses and other current assets	181	95
Debt issuance costs, net	—	2,248

Total current assets	3,064	12,734

Property and equipment, net	1,749	1,431

Total assets	$4,813	$14,165

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$542	$394
Accrued liabilities	1,420	2,338
Accrued compensation and related expense	1,408	1,090
Accrued royalties	871	776
Warrant liability	791	1,685
Non-recourse accrued interest	—	826
Non-recourse secured notes payable	—	41,281

Total current liabilities	5,032	48,390
Deferred revenues	1,000	7
Lease incentive	1,003	922

Total liabilities	7,035	49,319

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized; 131,951,033 shares issued and outstanding at June 30, 2014 and December 31, 2013	1,320	1,320
Additional paid-in capital	166,011	165,549
Accumulated deficit	(169,553)	(202,023)

Total stockholders’ deficit	(2,222)	(35,154)

Total liabilities and stockholders’ deficit	$4,813	$14,165

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2013.

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013

Revenues:
Licensing fee	$6,000	$—	$6,000	$—
Royalties	252	4,750	1,398	10,010
Sale of royalty, net	—	14,490	—	14,490
Other revenues	97	—	104	—

Total revenues	6,349	19,240	7,502	24,500

Expenses:
Research and development	2,535	3,477	5,082	6,844
General and administrative	1,400	1,624	3,340	3,077
Cost of revenues, principally royalties to third parties	158	167	296	252

Total expenses	4,093	5,268	8,718	10,173

Income (loss) from operations	2,256	13,972	(1,216)	14,327

Gain on extinguishment of debt	35,999	—	35,999	—
Interest expense and other, net	(1,420)	(2,029)	(3,207)	(4,160)
Change in fair value of warrant liability	314	173	894	28

Net income	$37,149	$12,116	$32,470	$10,195

Net income per share:
Income per share - basic	$0.28	$0.09	$0.25	$0.08

Income per share - diluted	$0.28	$0.09	$0.25	$0.08

Weighted average shares used in per-share calculation:
- Basic	131,951	131,951	131,951	131,951

- Diluted	131,951	132,512	132,333	132,505

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(in thousands)	2014	2013
OPERATING ACTIVITIES:
Net income	$32,470	$10,195
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	165	52
Amortization of debt issuance costs	185	208
Amortization of lease incentive	(92)	—
Gain on extinguishment of debt	(35,999)	—
Stock-based compensation	462	478
Change in fair value of warrant liability	(894)	(28)
Changes in operating assets and liabilities:
Accounts receivable	725	500
Other receivables	1,007	—
Prepaid expenses and other current assets	(86)	(18)
Accounts payable	148	519
Accrued liabilities	(994)	(959)
Accrued compensation and related expense	318	(316)
Accrued royalties	95	(166)
Accrued interest	2,003	(101)
Deferred revenues	993	—

Net cash provided by operating activities	506	10,364

INVESTING ACTIVITIES:
Purchase of property and equipment	(282)	(30)
Decrease (increase) in short-term investments	5,000	(1)

Net cash provided by (used in) investing activities	4,718	(31)

FINANCING ACTIVITIES:
Payment of secured notes payable	(6,000)	(5,046)

Net cash used in financing activities	(6,000)	(5,046)

Net increase (decrease) in cash and cash equivalents	(776)	5,287
Cash and cash equivalents at beginning of period	3,251	1,323

Cash and cash equivalents at end of period	$2,475	$6,610

Supplemental disclosure of cash flow information:
Interest received	$1	$3

Interest paid	$1,018	$4,056

Income taxes paid	$1	$1

Non-cash investing activities - Lease incentive	$201	$—

Non-cash financing activities - Debt extinguishment	$36,047	$—

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Notes to Condensed Consolidated Financial Statements

June 30, 2014

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial results and financial condition have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any future period.

The Company operates in one segment using one measure of profitability to manage its business. All of the Company’s long-lived assets are located in the United States. Revenues are primarily royalties from the North American license (the “Akorn License”) of AzaSite to Akorn, Inc. (“Akorn”).

On June 10, 2014, the Company entered into the Third Amendment to License Agreement (the “Amendment”) with Akorn to amend the Akorn License. Under the Amendment, Akorn paid the Company an amendment fee of $6.0 million in return for a lower royalty on net sales of AzaSite in North America. The $6.0 million was used by the Company to repurchase and cancel the AzaSite Notes (for further discussion, see Note 5). Effective April 1, 2014, for annual net sales of AzaSite, the royalty is (1) 8.0% on net sales less than $20.0 million, subject to increase to 9.0% in the event that Akorn enters into certain settlements with third parties seeking to launch generic versions of AzaSite, (2) 12.5% on net sales greater than or equal to $20.0 million and less than or equal to $50.0 million and (3) 15.0% on net sales in excess of $50.0 million. For annual net sales of AzaSite Xtra, the royalty would be 12.5% on net sales less than $30.0 million and 15.0% on net sales greater than or equal to $30.0 million. The Company waived any right to consent to any settlements regarding AzaSite (for further discussion, see Note 7) and agreed to cooperate to effectuate any such settlement.

The Amendment further provides that in the event AzaSite Xtra has received regulatory approval and has been commercially launched by Akorn, as to any calendar quarter, Akorn would not be obligated to pay any royalties as to a licensed product in a given country where sales of a generic equivalent of such licensed product occur in such country. Akorn may, at Akorn’s expense, act to acquire and maintain on the Company’s behalf, registrations for certain Company trademarks in North America. In addition, Akorn may, but is not obligated to, pay any maintenance or other fees related to the maintenance of certain patents licensed by the Company to Akorn in the event the Company fails to pay any such fee.

Historically, the Company has incurred substantial cumulative losses and negative cash flows from operations. As of June 30, 2014, the Company’s accumulated deficit was $169.6 million and its cash and cash equivalents were $2.5 million. Further, the Company anticipates that its existing cash and cash equivalent balances, together with cash flows from operations, will only be adequate to fund its cash requirements through September 2014. Management’s plans include exploring strategic alternatives or raising additional financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

The Company’s financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities. Accounts receivable and accounts payable are reflected in the accompanying unaudited condensed consolidated financial statements at cost, which approximates fair value due to the short-term nature of these instruments. While the Company believes its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

At June 30, 2014, $1.9 million of the Company’s cash and cash equivalents consisted of Level 1 U.S. Treasury-backed government securities or money market funds that are measured at fair value on a recurring basis.

As discussed above, the fair value of the warrant liability, determined using Level 3 criteria, was initially recorded on the grant date and remeasured at June 30, 2014 using the Black-Scholes Model, which requires inputs such as the remaining term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. A significant increase (decrease) of any of the subjective variables would result in a correlated increase (decrease) in the warrant liability and an inverse effect on net income (loss).

The fair value of the warrant liability was estimated using the following assumptions, as determined in accordance with the terms of the warrant agreements, at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Risk-free interest rate	0.5%	0.8%
Remaining term (years)	2.0	2.5
Expected dividends	0.0%	0.0%
Volatility	125.9%	100.0%

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

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the six months ended June 30, 2014 (in thousands):

Balance at December 31, 2013	$1,685
Net decrease in fair value of warrant liability on remeasurement	(894)

Balance at June 30, 2014	$791

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers. The FASB and the International Accounting Standards Board (“IASB”) initiated a joint project to clarify the principles for recognizing revenue and developed a common revenue recognition standard for U.S. generally accepted accounting principles (“GAAP’) and International Financial Reporting Standards (“IFRS”). Under the guidance, an entity should recognize revenue when the entity satisfies a performance obligation within a contract at a determined transaction price. This update is effective for interim and annual reporting periods beginning after December 15, 2016; early adoption is not permitted. The Company does not expect the adoption of this standard will materially impact the Company’s consolidated statement of financial position or results of operations.

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

The effect of recording stock-based compensation for the three and six months ended June 30, 2014 and 2013 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Stock-based compensation expense by type of award:
Employee stock options	$211	$210	$466	$476
Scientific Advisory Board stock options	(1)	2	(4)	2

Total stock-based compensation expense	$210	$212	$462	$478

Stock-based compensation included in expense line items in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Research and development	$81	$76	$186	$167
General and administrative	129	136	276	311

	$210	$212	$462	$478

During the six months ended June 30, 2014 and 2013, the Company granted options to purchase 2,777,000 and 3,356,847 shares of common stock, respectively, with an estimated total grant date fair value of $555,000 and $749,000, respectively. Based on the Company’s historical experience of option cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 10% for its options for all periods disclosed. Accordingly, for the quarters ended June 30, 2014 and 2013, the Company estimated that the stock-based compensation for the awards not expected to vest was $276,000 and $332,000, respectively.

As of June 30, 2014, unrecorded deferred stock-based compensation balance related to stock options was $1.2 million and will be recognized over an estimated weighted-average amortization period of 2.4 years.

Valuation assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model using the graded-vesting method with the following weighted-average assumptions:

	Three months ended June 30,	Six months ended June 30,
Stock Options	2013	2014	2013
Risk-free interest rate	0.7%	1.7%	0.8%
Expected term (years)	5	5	5
Expected dividends	0.0%	0.0%	0.0%
Volatility	90.6%	88.2%	90.2%

The expected dividend yield was set at zero because the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility was based on the historical volatility of the Company’s common stock and the expected moderation in future volatility over the period commensurate with the expected life of the options and other factors. The risk-free interest rates were taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded U.S. Treasury securities for terms equal to the expected term of the options. The expected term calculation was based on the terms utilized by the Company’s peers, observed historical option exercise behavior and forfeitures of options by the Company’s employees. No options were granted during the three months ended June 30, 2014.

The following is a summary of stock option activity for the indicated periods:

	Number of shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	17,097,984	$0.39
Granted	2,777,000	0.29
Exercised	—	0.00
Forfeited	(70,944)	0.35
Expired	(146,129)	0.64

Outstanding at June 30, 2014	19,657,911	$0.37	7.15	$0

Options vested and expected to vest at June 30, 2014	19,016,204	$0.38	7.08	$0
Options exercisable at June 30, 2014	12,894,583	$0.40	6.30	$0

At June 30, 2014, the Company had 4,600,447 shares of common stock available for grant or issuance under its 2007 Plan. The weighted average grant date fair value of options granted during the six months ended June 30, 2014 and 2013 was $0.20 and $0.22 per share, respectively. No options were exercised during the six months ended June 30, 2014 and 2013.

Note 3. Net Income per Share

Basic net income per share has been computed using the weighted-average number of common shares outstanding during the period. Dilutive net income per share was computed using the sum of the weighted average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options and warrants. Potentially dilutive securities have been excluded from the computation of diluted net income per share in 2014 and 2013 as their inclusion would be anti-dilutive. For the three months ended June 30, 2014 and 2013, respectively, 34,449,287 and 30,699,052 options and warrants were excluded from the calculation of diluted net income per share because the effect was anti-dilutive. For the six months ended June 30, 2014 and 2013, respectively, 34,067,149 and 30,706,276 options and warrants were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Numerator:
Net income	$37,149	$12,116	$32,470	$10,195

Denominator:
Weighted-average shares outstanding	131,951	131,951	131,951	131,951
Effect of dilutive securities:
Stock options	—	561	382	554

Weighted-average shares outstanding for diluted loss per share	131,951	132,512	132,333	132,505

Net income per share:
Basic	$0.28	$0.09	$0.25	$0.08

Diluted	$0.28	$0.09	$0.25	$0.08

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

As discussed in Note 1, the warrants issued in July 2011 include a provision that provides the warrant holders with an option to require the Company (or its successor) to purchase the warrants for cash in an amount equal to the Black-Scholes value in the event of a “Fundamental Transaction” (as defined in the warrant agreements). Accordingly, the fair value of the warrants at the issuance date was estimated using the Black-Scholes Model, as determined in accordance with the terms of the warrant agreements, and the Company recorded a warrant liability of $6.4 million in July 2011 and remeasured to $1.7 million and $0.8 million at December 31, 2013 and June 30, 2014, respectively. The Company recorded decreases to the warrant liability of $0.3 million and $0.9 million for the three and six months ended June 30, 2014, respectively, which were recognized as income in the Company’s Condensed Consolidated Statement of Operations. Additional disclosures regarding the assumptions used in calculating the fair value of the warrant liability are included in Note 1.

Note 5. Non-Recourse Secured Notes Payable

In February 2008, the Company’s wholly-owned subsidiary, Azithromycin Royalty Sub, LLC, (the “Subsidiary”) completed a private placement of $60.0 million in aggregate principal amount of the AzaSite Notes, which were non-convertible, non-recourse promissory notes due in 2019. The annual interest rate on the notes was 16% with interest payable quarterly in arrears. The notes were secured by royalties to be paid to the Company by Akorn from net sales of AzaSite in the United States. The secured notes were non-recourse to InSite Vision Incorporated.

For the quarters ended December 31, 2013 and March 31, 2014, the Subsidiary received insufficient royalties to make the interest payments in full that were due on the notes. Accordingly, an event of default occurred on May 15, 2014.

On June 10, 2014, the Subsidiary and the noteholders entered into a Note Purchase Agreement under which the Subsidiary repurchased and cancelled the AzaSite Notes for a single payment of $6.0 million. As a result of the cancellation, the remaining principal on the AzaSite Notes of $41.3 million and accrued interest of $2.8 million was extinguished. In addition, the Subsidiary wrote-off the remaining balance of $2.1 million in debt issuance costs and incurred less than $0.1 million of legal and professional fees. In the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2014, the unpaid principle of $35.3 million and unpaid interest of $2.8 million less the write-off of debt issuance costs of $2.1 million are included under “Non-cash financing activites – Debt extinguishment.”

The $6.0 million payment to the noteholders was funded by Akorn in return for a lower royalty on net sales of AzaSite in North America.

For the three and six months ended June 30, 2014, the gain on the extinguishment of debt was $36.0 million and represented basic and diluted net income per share of $0.27 for both periods.

Note 6. Common Stock Warrants

The following table shows outstanding warrants as of June 30, 2014, all of which were issued in the July 2011 private placement financing transaction. All of the outstanding warrants have cashless exercise provisions in the event the registration statement registering the resale of the shares of common stock issuable upon exercise of the warrants is not effective or the prospectus forming a part of the registration statement is not current. All warrants are exercisable for common stock.

Date Issued	Warrant Shares	Exercise Price	Expiration Date	Potential Proceeds if Exercised for Cash
July 18, 2011	14,791,376	$0.75	July 18, 2016	$11,093,532

Note 7. Legal Proceedings

The Company is subject to various claims and legal actions during the ordinary course of its business.

In April 2011, the Company received a Notice Letter that Sandoz, Inc. or Sandoz, has filed an Abbreviated New Drug Application, or ANDA, with the U.S. Food and Drug Administration (FDA) seeking marketing approval for a 1% azithromycin ophthalmic solution, or the Sandoz Product, prior to the expiration of the five U.S. patents listed in the Orange Book for AzaSite, which include four of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Sandoz ANDA filing, Sandoz alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed upon by the Sandoz Product. On May 26, 2011, we, Merck and Pfizer filed a patent infringement lawsuit against Sandoz and related entities. The plaintiff companies agreed that Merck would take the lead in prosecuting this lawsuit. Before the trial, the patents involved in the litigation were limited to the one Pfizer patent and three of our patents. On October 4, 2013, the United States District Court for the District of New Jersey entered a Final Judgment in favor of us and the other plaintiffs finding all the asserted claims of the patents in the litigation valid and infringed by Sandoz and related entities. The Court Order specified that the effective date of any FDA approval of a Sandoz ANDA for generic 1% azithromycin ophthalmic solution products would be no earlier than the expiration date of the patents in the litigation. On November 4, 2013, Sandoz filed an appeal of this decision to the United States Court of Appeals for the Federal Circuit. On November 15, 2013, Akorn acquired Inspire from Merck, and as such, acquired the rights to AzaSite in North America. Akorn has taken the lead in prosecuting this lawsuit. We and the other plaintiffs intend to vigorously contest any Sandoz assertions that these patents should have been found not infringed, invalid or unenforceable.

In May 2013, the Company received a Notice Letter that Mylan Pharmaceuticals, Inc. or Mylan, has filed an ANDA with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution, or the Mylan Product, prior to the expiration of the U.S. patents listed in the Orange Book for AzaSite, which include three of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Mylan ANDA filing, Mylan alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed upon by the Mylan Product. On June 14, 2013, we, Merck and Pfizer filed a patent infringement lawsuit against Mylan and a related entity. On November 15, 2013, Akorn acquired Inspire from Merck, and as such, acquired the rights to AzaSite in North America. The plaintiff companies have agreed that Akorn will take the lead in prosecuting this lawsuit. The filing of this lawsuit triggered an automatic stay, or bar, of the FDA’s approval of the ANDA for up to 30 months or until a final district court decision of the infringement lawsuit, whichever comes first. We and the other plaintiffs intend to vigorously enforce our patent rights relating to AzaSite and vigorously contest any Mylan assertions that these patents are invalid or unenforceable.

On January 3, 2013, certain plaintiffs filed a complaint in circuit court in Fayette County, Kentucky against Bausch & Lomb and the Company alleging that they were injured when treated with the Bausch & Lomb product Besivance following a photorefractive keratectomy. In February 2013, Bausch & Lomb removed the case to the United States District Court for the Eastern District of Kentucky. The Company moved to dismiss for lack of jurisdiction and in January 2014, the plaintiffs filed a response conceding to the Company’s motion to dismiss for lack of personal jurisdiction. On March 7, 2014, the matter was taken off docket by the District Court. The Company subsequently received a complete release of all claims.

On July 24, 2014, Karin Stiens filed a complaint against Bausch & Lomb, Dr. Lance Ferguson and the Company (Fayette (Kentucky) Circuit Court Civil Action No. 14-CI-2829) alleging that she suffered ophthalmological damage when Dr. Ferguson engaged in off-label use of Besivance in a photorefractive keratectomy procedure as a prophylactic antibiotic. The plaintiff alleges that Bausch & Lomb and the Company negligently tested, marketed and distributed Besivance, and negligently informed medical providers and consumers about Besivance. The complaint contains no facts supporting these general allegations, no facts supporting the plaintiff’s claim of permanent injuries and no allegations asserting Kentucky jurisdiction over the Company. The plaintiff has not pleaded any specific amount in damages. The Company is investigating the plaintiff’s allegations. The Company’s answer is due by August 18, 2014.

There are currently no other claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

Note 8. Subsequent Events

The Company evaluated subsequent events through the date on which the financial statements were issued and determined that there were no subsequent events that required adjustments or disclosures to the financial statements for the quarter ended June 30, 2014.

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

Overview

We are an ophthalmic product development company advancing ophthalmic pharmaceutical products to address unmet eye care needs. Our current portfolio of products is based on our proprietary DuraSite® sustained drug delivery technology. Our near term strategy is to primarily focus on filing NDAs for BromSite and DexaSite with the FDA.

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

•	AzaSite® (azithromycin ophthalmic solution) 1% is a DuraSite formulation of azithromycin, a broad spectrum ocular antibiotic approved by the United States Food and Drug Administration (FDA) in April 2007 to treat bacterial conjunctivitis (pink eye). It is commercialized in the United States by Akorn, Inc. (Akorn). We received a 25% royalty on net sales of AzaSite in North America through March 31, 2014, which was required to service the outstanding, non-recourse AzaSite Notes. On June 10, 2014, we entered into the Amendment with Akorn to amend the Akorn License. Under the Amendment, Akorn paid us an amendment fee of $6.0 million, which was used to repurchase and cancel the AzaSite Notes, in return for a lower royalty on net sales of AzaSite in North America. Effective April 1, 2014, for annual net sales of AzaSite, the royalty is (1) 8.0% on net sales less than $20.0 million, subject to increase to 9.0% in the event that Akorn enters into certain settlements with third parties seeking to launch generic versions of AzaSite, (2) 12.5% on net sales greater than or equal to $20.0 million and less than or equal to $50.0 million and (3) 15.0% on net sales in excess of $50.0 million.

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

•	BromSiteTM is a DuraSite formulation of bromfenac in development for the prevention of post-operative inflammation and eye pain. We initiated a Phase 1/2 clinical trial for this product candidate in August 2010 and we received positive top-line results from this study in the first quarter of 2011, which demonstrated the efficacy and safety of BromSite. In the third quarter of 2011, we completed an additional Phase 2 clinical trial to investigate the pharmacokinetics (PK) of BromSite in humans. We received positive top-line results that showed that the mean concentration of bromfenac in the aqueous humor of patients using BromSite was more than double compared to the currently available bromfenac eye product. In July 2012, we initiated a Phase 3 clinical trial for this product candidate and completed patient enrollment in November 2012. The BromSite Phase 3 clinical trial enrolled 268 patients undergoing cataract surgery in a two-arm trial designed to evaluate the efficacy and safety of BromSite against the DuraSite vehicle alone. In March 2013, we received positive top-line results from this Phase 3 clinical trial demonstrating statistically significant superiority compared to vehicle (p < 0.001) in alleviating ocular pain and inflammation among patients following cataract surgery. In May 2013, we initiated the second Phase 3 clinical trial for this product candidate, which was completed in November 2013 with 248 patients enrolled. We received positive top-line results from this confirmatory Phase 3 clinical trial in December 2013. We plan to file an NDA with the FDA in the first quarter of 2015 for this product candidate. In May 2014, the Swedish Medical Products Agency (MPA) concluded that the existing Phase 3 clinical data for BromSite was likely sufficient to support the filing of a Marketing Authorization Application (MAA) with the MPA. In July 2014, the U.S. Patent and Trademark Office (USPTO) issued a patent on BromSite. The patent provides protection for bromfenac formulations in DuraSite, including ISV-101, to 2029.

•	DexaSiteTM is a DuraSite formulation of dexamethasone in development for the treatment of ocular inflammation. In November 2011, we initiated a Phase 3 clinical trial for this product candidate in blepharitis and completed patient enrollment in the clinical trial in September 2012. This study enrolled 907 patients and we announced top-line results in July 2013. While DexaSite did not meet the primary endpoint of complete resolution of all clinical signs and symptoms of blepharitis, it demonstrated statistically significant improvements in the disease’s clinical signs and symptoms at the end of treatment on Day 15. After ongoing meetings with the FDA, in July 2014, the FDA agreed that the results of the Phase 3 clinical trial could support marketing approval for DexaSite. We currently plan to file a New Drug application (NDA) with the FDA in early 2016 for this product. In addition, in November 2013, we submitted the protocol to the FDA for the Phase 3 clinical trials in the use of DexaSite for the prevention of inflammation and eye pain in ocular surgery.

•	AzaSite PlusTM is a fixed combination of azithromycin and dexamethasone in DuraSite for the treatment of ocular inflammation and infection (blepharitis and/or blepharoconjunctivitis) for which there is no FDA approved indicated treatment. In November 2011, we initiated a Phase 3 clinical trial for this product candidate in blepharitis and completed patient enrollment in the clinical trial in September 2012. This study enrolled 907 patients and we announced top-line results in July 2013. AzaSite Plus did not meet the primary endpoint of complete resolution of all clinical signs and symptoms of blepharitis. However, AzaSite Plus did demonstrate statistically significant improvements in the disease’s clinical signs and symptoms at the end of treatment on Day 15. We continue to meet with the FDA to review the overall results of the clinical trial and determine the next steps in the development of this product candidate.

•	DuraSite® 2 is our next-generation enhanced drug delivery system, which is designed to provide a broad platform for developing superior ophthalmic therapeutics. DuraSite 2 is based on the original DuraSite technology, and incorporates a cationic polymer to achieve sustained and enhanced ocular delivery of drugs. DuraSite 2 is designed to increase the tissue penetration for topically delivered ocular drugs with the aim of improved efficacy and dosing convenience. In August 2013, the USPTO issued a patent on DuraSite 2. The patent provides protection to 2029 for both the delivery system and the drugs that are formulated with DuraSite 2. In November 2013, we obtained preclinical data from a comparative study that demonstrated superior drug retention and tissue penetration compared to DuraSite. We plan to utilize the DuraSite 2 platform in the development of all future pipeline products. We plan to initiate a broad licensing program that provides access to industry partners through both exclusive and non-exclusive licensing and/or commercialization agreements.

•	ISV-101 is a DuraSite formulation with a low concentration of bromfenac for the treatment of dry eye disease. We filed an Investigational New Drug Application (IND) with the FDA for this product candidate in the first quarter of 2011. We plan to initiate a Phase 1/2 clinical trial for this product candidate, but no time period has been set.

Business Strategy.

Assuming we can raise sufficient funding to continue our operations, our business strategy consists of the following:

1.	Develop our pipeline of ocular product candidates. We seek to identify new product candidates from proven drugs that can be improved by formulation in DuraSite 2, which can substantially reduce the clinical risk involved in these product candidates. As appropriate, we plan to conduct preclinical and clinical testing of our product candidates.

2.	Partner our product candidates. When we deem it appropriate, we seek to partner with larger pharmaceutical companies to manufacture and market our products. Partnering agreements generally include upfront and milestone payments, as well as on-going royalty payments upon commercialization, payable to us.

Major Developments

Our major developments and events in 2014 included:

•	In May 2014, the MPA concluded that the existing Phase 3 clinical data for BromSite was likely sufficient to support the filing of a MAA with the MPA.

•	In June 2014, we entered into the Amendment with Akorn to amend the Akorn License. Akorn paid an amendment fee of $6.0 million in return for a lower royalty on net sales of AzaSite in North America. Effective April 1, 2014, for annual net sales of AzaSite, the royalty is (1) 8.0% on net sales less than $20.0 million, subject to increase to 9.0% in the event that Akorn enters into certain settlements with third parties seeking to launch generic versions of AzaSite, (2) 12.5% on net sales greater than or equal to $20.0 million and less than or equal to $50.0 million and (3) 15.0% on net sales in excess of $50.0 million. For annual net sales of AzaSite Xtra, the royalty would be 12.5% on net sales less than $30.0 million and 15.0% on net sales greater than or equal to $30.0 million.

•	In June 2014, we repurchased and cancelled the AzaSite Notes for a single payment of $6.0 million. As a result of the cancellation, the remaining principal on the AzaSite Notes of $41.3 million and accrued interest of $2.8 million was extinguished.

•	In July 2014, the USPTO issued a patent on BromSite. The patent provides protection for bromfenac formulations in DuraSite, including ISV-101, to 2029.

•	In July 2014, the FDA agreed that the results of the DexaSite Phase 3 clinical trial could support marketing approval for DexaSite. We plan to file an NDA for DexaSite with the FDA in early 2016.

Results of Operations

Revenues.

Our revenues for the three and six months ended June 30, 2014 and 2013 were:

Revenues

(in millions)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
License fee	$6.0	$—	$6.0	$—
AzaSite royalties	0.3	4.7	1.4	9.5
Besivance royalties	—	—	—	0.5
Sale of royalty rights, net	—	14.5	—	14.5
Other revenues	—	—	0.1

Total	$6.3	$19.2	$7.5	$24.5

For the three months ended June 30, 2014 and 2013, AzaSite royalties included $0.3 million and $1.4 million, respectively, of royalties based on net sales, or earned royalties. Earned royalties on AzaSite declined by 82% compared to 2013 due to a 43% decline in AzaSite net sales and a reduction of the royalty rate from 25% to 8%, effective on April 1, 2014, in connection with entry into the Amendment. In June 2014, we received a $6.0 million license fee for the amendment to the Akorn License. For the three months ended June 30, 2013, AzaSite royalties also included an additional $3.3 million minimum royalty true-up payment. The required minimum royalty for the fiscal year ended September 30, 2013, the measurement period pursuant to the terms of the Akorn License, was $19 million. Minimum royalty obligations terminated in September 2013 and Akorn’s obligation to pay earned royalties may be suspended upon the occurrence of certain events, such as a requirement by the FDA or other governmental agency to suspend the marketing of AzaSite or withdraw it from the market in the United States. For the quarter ended June 30, 2014, we had no Besivance royalties. We sold the rights to receive royalty payments on sales of Besivance, beginning on January 1, 2013, for $15 million at closing, with an additional $1 million paid in February 2014 after certain 2013 Besivance sales targets were met. $0.5 million of previously recorded Besivance royalties in the first quarter of 2013 were netted against the sales price in the second quarter of 2013. Under the terms of the agreement, if the purchasers receive specified levels of total cash from the Besivance royalty, the royalty would be returned to us in whole or in part. Patent protection for Besivance in the United States expires in 2021.

For the six months ended June 30, 2014 and 2013, AzaSite royalties included $1.4 million and $2.7 million, respectively, of earned royalties based on net sales. For the six months ended June 30, 2013, AzaSite royalties also included an additional $6.8 million minimum royalty true-up payment. The minimum royalties in 2013 were driven by the quarterly pro-rata share of the required $19 million minimum royalty for the fiscal year ended September 30, 2013. Earned AzaSite royalties declined by 49% compared to the same period in 2013 due to a 29% decline in AzaSite net sales and a reduction of the royalty rate from 25% to 8%, effective on April 1, 2014, in connection with entry into the Amendment. In 2014, we received a $6.0 million license fee for the amendment to the Akorn License. For the six months ended June 30, 2013, we recorded $14.5 million from the sale of the rights to receive royalty payments on sales of Besivance.

Research and development expenses.

Our research and development (R&D) expenses for the three and six months ended June 30, 2014 and 2013 were:

R&D Cost by Program

(in millions)

	Three months ended June 30,		Six months ended June 30,
Program	2014	2013	2014	2013
BromSite	$1.1	$1.5	$1.9	$2.4
AzaSite Plus/DexaSite	—	0.4	0.1	1.2
Programs - non-specific	1.4	1.6	3.1	3.2

Total	$2.5	$3.5	$5.1	$6.8

For the three and six months ended June 30, 2014, our BromSite program expenses were primarily related to costs to prepare to file an NDA with the FDA in the first quarter of 2015. Non-specific program costs, which comprised facility, internal personnel and stock-based compensation costs, are not allocated to a specific development program. In addition, if we are able to raise sufficient additional funding, we expect to incur additional R&D expense to develop new product candidates.

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

General and administrative expenses.

General and administrative expenses for the three months ended June 30, 2014 and 2013 were $1.4 million and $1.6 million, respectively. In 2013, we incurred higher legal and professional fees related to the sale of the Besivance royalty payment. General and administrative expenses for the six months ended June 30, 2014 and 2013 were $3.3 million and $3.1 million, respectively. In 2014, we incurred higher legal expenses from our on-going partnering and financing efforts.

Cost of revenues.

Cost of revenues for the three months ended June 30, 2014 and 2013 were each $0.2 million. Cost of revenues for the six months ended June 30, 2014 and 2013 were each $0.3 million. Cost of revenues in each period primarily consisted of royalties to Pfizer on sales of AzaSite.

Gain on extinguishment of debt.

Gain on extinguishment of debt was $36.0 million for the three and six months ended June 30, 2014. On June 10, 2014, our Subsidiary and the noteholders entered into a Note Purchase Agreement in which the Subsidiary repurchased and cancelled the AzaSite Notes for a single payment of $6.0 million. As a result of the cancellation, the remaining principal on the AzaSite Notes of $41.3 million and accrued interest of $2.8 million was extinguished. In addition, the Subsidiary wrote-off the remaining balance of $2.1 million in debt issuance costs and incurred less than

$0.1 million of legal and professional fees. For the three and six months ended June 30, 2014, the gain on the extinguishment of debt represented basic and diluted net income per share of $0.27 for each period.

Interest expense and other, net.

Interest expense and other, net, for the three months ended June 30, 2014 and 2013 was an expense of $1.4 million and $2.0 million, respectively. Interest expense and other, net, for the six months ended June 30, 2014 and 2013 was an expense of $3.2 million and $4.2 million, respectively. Interest expense included interest expense on the non-recourse AzaSite Notes issued in February 2008, and related amortization of the debt issuance costs incurred from our subsidiary’s issuance of the AzaSite Notes. Interest expense was lower in the 2014 period as a result of payments of principal in 2013 and the repurchase and cancellation of the AzaSite Notes on June 10, 2014.

Change in fair value of warrant liability.

Change in fair value of warrant liability was income of $0.3 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively. Change in fair value of warrant liability was income of $0.9 million and less than $0.1 million for the six months ended June 30, 2014 and 2013, respectively. The non-cash other income was primarily driven by a decrease in our stock price, which directly impacts the fair value of our warrant liability.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and developed a common revenue recognition standard for GAAP and IFRS. Under the guidance, an entity should recognize revenue when the entity satisfies a performance obligation within a contract at a determined transaction price. This update is effective for interim and annual reporting periods beginning after December 15, 2016; early adoption is not permitted. The Company does not expect the adoption of this standard will materially impact the Company’s consolidated statement of financial position or results of operations.

Liquidity and Capital Resources

In recent years, we have financed our operations primarily through private placements of equity securities, debt financings and payments from corporate collaborations. At June 30, 2014, our cash and cash equivalents were $2.5 million. It is our policy to invest our cash and cash equivalents in highly liquid securities, such as interest-bearing money market funds, treasury and federal agency notes. The current uncertain credit markets may affect the liquidity of such money market funds or other cash investments.

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

We have incurred significant losses since inception, including net losses of approximately $8.3 million and $6.9 million for the years ended December 31, 2012 and 2011, respectively. As of June 30, 2014, our accumulated deficit was $169.6 million and cash and cash equivalents were $2.5 million. Further, we anticipate that our existing cash and cash equivalent balances together with cash flows from operations will only be adequate to fund our cash requirements through September 2014. Our ability to fund our operations is dependent primarily upon our ability to raise sufficient additional funding to execute on our business plan.

Even if we are able to obtain additional financing in order to continue operations beyond approximately September 2014, we will require and will seek additional funding through collaborative or other partnering arrangements, public or private equity or debt financings and from other sources. However, there can be no assurance that we will obtain interim or longer-term financing or that such funding, if obtained, will be sufficient to continue our operations as currently conducted or in a manner necessary for the continued development of our products or the long-term success of our company. If we raise funds through one or more equity offerings, our stockholders may suffer substantial dilution and the rights of new investors may be senior, and substantially superior, to those of our current common stockholders. If we raise funds through the issuance of debt securities, such debt will likely be secured by a security interest or pledge of all of our assets, will require us to make principal and interest payments, would likely include the issuance of warrants and may subject us to restrictive covenants.

Net cash provided by operating activities was $0.5 million and $10.4 million for the six months ended June 30, 2014 and 2013, respectively. In 2014, we incurred approximately $1.1 million in direct costs related to our Phase 3 clinical trials and costs to prepare to file an NDA for BromSite and $0.5 million of additional legal expenses from our on-going partnering efforts. In addition, we received a $6.0 million license fee for the Amendment of the Akorn License. In 2013, we incurred approximately $1.9 million in direct costs related to our Phase 3 clinical trials for AzaSite/DexaSite and BromSite. In addition, in 2013, we sold the rights to receive royalty payments on sales of Besivance, beginning on January 1, 2013, for $15 million at closing, with an additional $1 million paid in February 2014 after certain 2013 Besivance sales targets were met. Under the terms of the agreement, if the purchaser receives specified levels of total cash from the Besivance royalty, the royalty would be returned to us in whole or in part. Patent protection for Besivance in the United States expires in 2021.

Net cash provided by investing activities was $4.7 million for the six months ended June 30, 2014. Net cash used in investing activities was less than $0.1 million for the six months ended June 30, 2013. In 2014, we converted short-term investments to cash and cash equivalents to fund operating and financing activities.

Net cash used in financing activities for the six months ended June 30, 2014 and 2013 were $6.0 million and $5.0 million, respectively. In 2014, we cancelled the AzaSite Notes for a payment of $6.0 million. In 2013, we made principal payments of $5.0 million on the AzaSite Notes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The securities in our investment portfolio are not leveraged and are subject to minimal interest rate risk. Due to their original maturities of twelve months or less, the securities are classified as cash and cash equivalents or short-term investments. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio. While a hypothetical decrease in market interest rates by 10% from the June 30, 2014 levels would cause a decrease in interest income, it would not likely result in loss of principal.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is subject to various claims and legal actions during the ordinary course of its business.

In April 2011, the Company received a Notice Letter that Sandoz, Inc. or Sandoz, has filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution, or the Sandoz Product, prior to the expiration of the five U.S. patents listed in the Orange Book for AzaSite, which include four of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Sandoz ANDA filing, Sandoz alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed upon by the Sandoz Product. On May 26, 2011, we, Merck and Pfizer filed a patent infringement lawsuit against Sandoz and related entities. The plaintiff companies agreed that Merck would take the lead in prosecuting this lawsuit. Before the trial, the patents involved in the litigation were limited to the one Pfizer patent and three of our patents. On October 4, 2013, the United States District Court for the District of New Jersey entered a Final Judgment in favor of us and the other plaintiffs finding all the asserted claims of the patents in the litigation valid and infringed by Sandoz and related entities. The Court Order specified that the effective date of any FDA approval of a Sandoz ANDA for generic 1% azithromycin ophthalmic solution products would be no earlier than the expiration date of the patents in the litigation. On November 4, 2013, Sandoz filed an appeal of this decision to the United States Court of Appeals for the Federal Circuit. On November 15, 2013, Akorn acquired Inspire from Merck, and as such, acquired the rights to AzaSite in North America. Akorn has taken the lead in prosecuting this lawsuit. We and the other plaintiffs intend to vigorously contest any Sandoz assertions that these patents should have been found not infringed, invalid or unenforceable.

In May 2013, the Company received a Notice Letter that Mylan Pharmaceuticals, Inc. or Mylan, has filed an ANDA with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution, or the Mylan Product, prior to the expiration of the U.S. patents listed in the Orange Book for AzaSite, which include three of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Mylan ANDA filing, Mylan alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed upon by the Mylan Product. On June 14, 2013, we, Merck and Pfizer filed a patent infringement lawsuit against Mylan and a related entity. On November 15, 2013, Akorn acquired Inspire from Merck, and as such, acquired the rights to AzaSite in North America. The plaintiff companies have agreed that Akorn will take the lead in prosecuting this lawsuit. The filing of this lawsuit triggered an automatic stay, or bar, of the FDA’s approval of the ANDA for up to 30 months or until a final district court decision of the infringement lawsuit, whichever comes first. We and the other plaintiffs intend to vigorously enforce our patent rights relating to AzaSite and vigorously contest any Mylan assertions that these patents are invalid or unenforceable.

On January 3, 2013, certain plaintiffs filed a complaint in circuit court in Fayette County, Kentucky against Bausch & Lomb and the Company alleging that they were injured when treated with the Bausch & Lomb product Besivance following a photorefractive keratectomy. In February 2013, Bausch & Lomb removed the case to the United States District Court for the Eastern District of Kentucky. We moved to dismiss for lack of jurisdiction and in January 2014, the plaintiffs filed a response conceding to our motion to dismiss for lack of personal jurisdiction. In March 2014, the matter was taken off docket by the District Court. We subsequently received a complete release of all claims.

On July 24, 2014, Karin Stiens filed a complaint against Bausch & Lomb, Dr. Lance Ferguson and the Company (Fayette (Kentucky) Circuit Court Civil Action No. 14-CI-2829) alleging that she suffered ophthalmological damage when Dr. Ferguson engaged in off-label use of Besivance in a photorefractive keratectomy procedure as a prophylactic antibiotic. The plaintiff alleges that Bausch & Lomb and the Company negligently tested, marketed and distributed Besivance, and negligently informed medical providers and consumers about Besivance. The complaint contains no facts supporting these general allegations, no facts supporting the plaintiff’s claim of permanent injuries and no allegations asserting Kentucky jurisdiction over the Company. The plaintiff has not pleaded any specific amount in damages. The Company is investigating the plaintiff’s allegations. The Company’s answer is due by August 18, 2014.

There are currently no other claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

Item 1A.	Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in our quarterly report on Form 10-Q for the quarter ended March 31, 2014.

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

The current worldwide financing environment is challenging, particularly for smaller capitalized businesses such as ours, which combined with the negative results of our AzaSite Plus/DexaSite Phase 3 trial, challenges in our past relationship with Merck and uncertainties regarding our current and future relationship with Akorn could make it more difficult for us to raise funds on reasonable terms, or at all. If we issue additional equity securities, our stockholders will experience dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we raise funds through debt, we will have to pay interest and may be subject to restrictive covenants, which would restrict operating flexibility and could harm our business. In addition, the existence of the explanatory paragraph in the audit report may make it more difficult for us to raise additional financing, may adversely affect the terms of such financing and could prevent investors from purchasing our shares in the open market as certain investors may be restricted or precluded from investing in companies that have received this explanatory paragraph in an audit report. Further, the factors leading to the explanatory paragraph in the audit report may harm our ability to obtain additional funding and could make the terms of any such funding, if available, less favorable than might otherwise be the case. If we do not obtain additional financing when required, we would have to cease operations and liquidate our assets.

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

For example, results from our 2008 Phase 3 clinical trial of AzaSite Plus for the treatment of blepharoconjunctivitis showed improved clinical outcomes as compared to treatment with a corticosteroid or antibiotic alone in the reduction of inflammatory signs and symptoms and bacterial eradication, respectively. However, the trial did not achieve its primary clinical endpoint as defined by the protocol. In 2013, our AzaSite Plus/DexaSite Phase 3 clinical trial also failed to meet its primary endpoint. The future development of these product candidates is unclear and we may not receive any return on our significant investments in AzaSite Plus or DexaSite. Moreover, we cannot assure you that we will be able to file an NDA for BromSite, in a timely manner or at all, or that we will ever achieve FDA approval for the commercialization of AzaSite Plus, DexaSite, or BromSite.

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

The commercial success of our products is dependent on the diligent efforts of our corporate collaborators

Because we generally rely on third parties for the marketing and sale of our products, revenues that we receive will be highly dependent on the efforts and success of these third parties. In November 2013, Akorn acquired Inspire from Merck and Akorn became responsible for the commercialization of AzaSite in the United States. Prior to Akorn’s acquisition of Inspire, the monthly prescriptions and our earned royalty revenues on net sales of AzaSite by Merck had decreased significantly, a trend that has continued subsequent to Akorn’s acquisition of Inspire in November 2013. In June 2014, we amended the Akorn License to, among other things, reduce the royalty rate we receive to 8.0% to 15.0% of AzaSite net sales, depending on the level of such sales. We believe that our AzaSite royalties will likely decline further in future periods due to the reduced royalty rate and declining prescriptions for AzaSite. In addition, our partners, including Akorn, may terminate their relationships with us and/or may not diligently or successfully market or sell our products. Akorn can terminate the Akorn License at any time in its discretion. Akorn or other partners may also emphasize sales and marketing of their own or other products or pursue alternative or competing technologies or develop alternative products either on their own or in collaboration with others, including our competitors. In addition, marketing consultants and contract sales organizations that we use for our products may market products that compete with our products and we must rely on their efforts and ability to market and sell our products effectively.

If we fail to enter into future collaborations or our current collaborations are terminated, we will need to enter into new collaborations or establish our own sales and marketing organization; our royalties under the Akorn license are subject to reduction, termination and suspension

We may not be able to enter into or maintain collaborative arrangements with third parties, including Akorn. If we are not successful in entering into future collaborations or maintaining our existing collaborations, we may be required to find new corporate collaborators or establish our own sales and marketing organization.

We do not have a long-standing relationship with Akorn, which acquired Inspire from Merck in November 2013. Prior to Akorn’s acquisition of Inspire, and continuing since Akorn’s acquisition, the number of monthly prescriptions and sales of AzaSite have significantly declined. While the minimum royalty payments from Merck had previously made up for this decline, Merck’s minimum royalty payment obligations terminated in September 2013 and Akorn has no such obligations. Royalties under the Akorn License are subject to a cumulative reduction or offset in the event of patent invalidity, generic competition, uncured material breaches by us or in the event that Akorn is required to pay royalties, milestone payments or license fees to third parties for the continued use of AzaSite. In addition, the applicable royalty rate under the Akorn License is subject to reduction by up to 50% in any country during any period in which AzaSite does not have patent protection and Akorn’s obligation to pay royalties may be suspended entirely upon the occurrence of certain events, such as a requirement by the FDA or other governmental agency to suspend the marketing of AzaSite or withdraw it from the market in the United States or if we are unable to obtain commercial quantities of AzaSite for Akorn to market and sell. Despite Akorn’s acquisition of Inspire from Merck, we believe that our AzaSite royalties will likely decline further in future periods due to the reduced royalty rate and declining prescriptions for AzaSite.

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

Our future success depends on our ability to engage third parties to assist us with the development of new products, new indications for existing products and the conduct of our clinical trials to achieve regulatory approval for commercialization and any failure or delay by those parties to fulfill their obligations could adversely affect our development and commercialization plans

For our business model to succeed, we must continually develop new products or discover new indications for our existing products. As part of that process, we rely on third parties such as clinical research organizations, clinical investigators and outside testing labs for development activities, such as Phase 2 and/or Phase 3 clinical testing, and to assist us in obtaining regulatory approvals for our product candidates. We rely heavily on these parties for successful execution of their responsibilities but have no control over how these parties manage their businesses and cannot assure you that such parties will diligently or effectively perform their activities. For example, the clinical investigators that conducted our clinical trials, including our second BromSite Phase 3 clinical trial, were not our employees and we anticipate that any future clinical trials for any of our product candidates will also be conducted by third parties. We are responsible for ensuring that each of our clinical trials is conducted in accordance with applicable protocols, rules and regulations or in accordance with the general investigational plan and protocols for the trial as well as the various rules and regulations governing clinical trials in the United States and abroad. Any failure by those parties to perform their duties effectively, in compliance with clinical trial protocols, or on a timely basis, could delay or cause cancellation of our clinical trials, cause us to have to repeat the clinical trials, thereby increasing our expenses, harm our ability to develop and commercialize new products, subject us to potential liabilities and harm our business.

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

As is common in the pharmaceutical and biotech industry, from time to time we receive notices from third parties alleging various challenges to our patent rights. Such conflicts, if proven, could invalidate our issued patents, limit the scope of the patents, if any, that we may be able to obtain, result in the denial of our patent applications or block our rights to exploit our technology. If the USPTO or foreign patent agencies have issued or in the future issue patents to other companies that cover our activities, we may not be able to obtain licenses to these patents at a reasonable cost, or at all, or be able to develop or obtain alternative technology. If we do not obtain such licenses, we could encounter delays in or be precluded altogether from introducing products to the market. If we are required to obtain additional licenses from third parties for the sale of AzaSite in the United States and Canada, we will be required to pay for such additional licenses from our existing cash or royalties received from Akorn.

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

In April 2011, we received a letter (Notice Letter) from Sandoz, Inc. (Sandoz) providing notice that Sandoz has filed an Abbreviated New Drug Application (ANDA) with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution (Sandoz Product) prior to the expiration of the five U.S. patents listed in the Orange Book for AzaSite which include four of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Sandoz ANDA filing, Sandoz alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed by the Sandoz Product. On May 26, 2011, we, Merck and Pfizer filed a patent infringement lawsuit against Sandoz and related entities. The plaintiff companies agreed that Merck will take the lead in prosecuting this lawsuit. On November 15, 2013, Akorn acquired Inspire from Merck and, as such, acquired the rights to AzaSite in North America. Akorn has taken the lead in prosecuting this lawsuit. Before the trial, the patents involved in the litigation were limited to the one Pfizer patent and three of our patents. On October 4, 2013, the United States District Court for the District of New Jersey entered a Final Judgment in favor of us and the other plaintiffs finding all the asserted claims of the patents in the litigation valid and infringed by Sandoz and related entities. The Court Order specified that the effective date of any FDA approval of a Sandoz ANDA for generic 1% azithromycin ophthalmic solution products would be no earlier than the expiration date of the patents in the litigation. On November 4, 2013, Sandoz filed an appeal of this decision to the United States Court of Appeals for the Federal Circuit. We and the other plaintiffs intend to vigorously contest any Sandoz assertions that these patents should have been found not infringed, invalid or unenforceable. An adverse decision on the issues of validity or enforceability on any such appeal would significantly harm our royalty revenue stream from AzaSite.

In May 2013, we received a Notice Letter that Mylan Pharmaceuticals, Inc. or Mylan, has filed an ANDA with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution, or the Mylan Product, prior to the expiration of the U.S. patents listed in the Orange Book for AzaSite, which include three of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Mylan ANDA filing, Mylan alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed upon by the Mylan Product. On June 14, 2013, we, Merck and Pfizer filed a patent infringement lawsuit against Mylan and a related entity. On November 15, 2013, Akorn acquired Inspire from Merck and, as such, acquired the rights to AzaSite in North America. The plaintiff companies have agreed that Akorn will take the lead in prosecuting this lawsuit. The filing of this lawsuit triggered an automatic stay, or bar, of the FDA’s approval of the ANDA for up to 30 months or until a final district court decision of the infringement lawsuit, whichever comes first. We and the other plaintiffs intend to vigorously enforce our patent rights relating to AzaSite and vigorously contest any Mylan assertions that these patents are invalid or unenforceable.

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

The failure to successfully market and commercialize AzaSite has continued to harm sales of AzaSite, which has made it unlikely that we will receive significant future revenue from sales of AzaSite

The success of the commercialization of AzaSite and our receipt of royalties under the Akorn License will depend on a number of factors, including, among others:

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

Akorn is currently promoting AzaSite solely to eye care professionals. Pediatricians and primary care physicians write more than 67% of prescriptions for ophthalmic antibiotics. However, Akorn has no experience calling on pediatricians and primary care physicians. Akorn’s focus on eye care professionals rather than pediatricians and primary care providers could result in lower AzaSite sales and therefore lower royalties paid to us. A large number of pharmaceutical companies, including those with competing products, much larger sales forces and much greater financial resources, and those with products for indications that are completely unrelated to AzaSite, compete for the time and attention of eye care professionals, pediatricians and primary care physicians. We have no control over how Akorn manages and operates its sales force, how effective Akorn’s sales efforts will be or Akorn’s pricing decisions regarding AzaSite.

Akorn could experience financial or other difficulties unrelated to AzaSite that could adversely affect the marketing or sale of AzaSite. Moreover, Akorn could change its commercial strategy and deemphasize or sell or sublicense its rights to AzaSite. We cannot prevent Akorn from developing or licensing a product that competes with AzaSite or limiting or withdrawing its support of AzaSite.

We rely on a sole source for the supply of the active pharmaceutical ingredient for AzaSite

We currently have a single supplier for azithromycin, the active drug incorporated into AzaSite, as well as AzaSite Plus and AzaSite Xtra. The supplier of azithromycin has a drug master file on the compound with the FDA and is subject to the FDA’s review and oversight. The supplier’s manufacturing facility is subject to potential natural disasters, including earthquakes, hurricanes, tornadoes, floods, fires or explosions, and other interruptions in operation due to factors including labor unrest or strikes, failures of utility services or microbial or other contamination. If the supplier were to fail or refuse to continue to supply us or Akorn, if the FDA were to identify issues in the production of azithromycin that the supplier was unable to resolve quickly and cost-effectively, or if other issues were to arise that impact production, the manufacture and commercialization of AzaSite could be interrupted which could prevent us from receiving future revenue from AzaSite. Additional suppliers for azithromycin exist, but qualification of an alternative source would be required and could be time consuming and expensive and, during such qualification process, any shortage of azithromycin would negatively impact the sales of AzaSite and could delay the development timeline of AzaSite Plus and AzaSite Xtra.

In addition, certain of the raw materials that we use in formulating DuraSite, the drug delivery system used in AzaSite and our other products, are available only from Lubrizol Advanced Materials, Inc., or Lubrizol. Although we

do not have a current supply agreement with Lubrizol, we have not encountered any difficulties obtaining necessary materials from Lubrizol. Any significant interruption in the supply of these raw materials could delay sales of AzaSite, which could prevent us from receiving future revenue from AzaSite.

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

We have to attract and retain key employees to be successful

A critical factor to our success will be retaining our personnel or recruiting replacement personnel. Competition for skilled individuals in the biotechnology business, particularly in the San Francisco Bay Area, is highly competitive, and we may not be able to continue to attract and retain personnel necessary for the development of our business, particularly in light of our financial condition. Our ability to attract and retain such individuals may be harmed by our current financial situation, uncertainties regarding our ability to raise additional funds or continue our operations and the other challenges we face. Our employees may leave us to pursue other opportunities due to uncertainties regarding our financial condition or announcements or rumors regarding potential strategic transactions. The loss of key personnel, the failure to recruit replacement personnel or to develop needed expertise would harm our business.

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

Management and principal stockholders may be able to exert significant control on matters requiring approval by our stockholders

As of June 30, 2014, our management and principal stockholders (those owning more than 5% of our outstanding shares) together beneficially owned approximately 52% of our shares of common stock. As a result, our management and principal stockholders, acting together or individually, may be able to exert significant control on matters requiring approval by our stockholders, including the election of all or at least a majority of our Board of Directors, the approval of amendments to our charter, and the approval of business combinations and certain financing transactions. In September 2008, a group of our stockholders prevailed in a proxy contest that resulted in the replacement of all members of our Board of Directors.

The market prices for securities of biopharmaceutical and biotechnology companies such as ours have been and are likely to continue to be highly volatile due to reasons that are related and unrelated to our operating performance and progress; we have not paid dividends in the past and do not anticipate doing so in the future

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances such as our current financial condition and need for substantial additional funding to continue our operations beyond September 2014, the audit report included in our annual report on Form 10-K for the year ended December 31, 2013 that included an explanatory paragraph referring to our recurring losses from operations, available cash and short-term investment balances and accumulated deficit and a substantial doubt about our ability to continue as a going concern, our ability to obtain new financing, any announcements or rumors regarding strategic alternatives we pursue or that terminate, our likelihood of raising additional funding, the status of our relationships or proposed relationships with third-party collaborators, including Akorn, the results of testing and clinical trials, future sales of equity or debt securities by us, the exercise of outstanding options and warrants that could result in dilution to our current holders of common stock, developments in our patents or other proprietary rights or those of our competitors, our failure to meet analyst expectations, any litigation regarding the same, technological innovations or new therapeutic products, governmental regulation, or public concern as to the safety of products developed by us or others and general market conditions concerning us, our competitors or other biopharmaceutical companies may have a significant effect on the market price of our common stock. For example, in the twelve months ended June 30, 2014, our closing stock price fluctuated from a high of $0.34 to a low of $0.12. Such fluctuations can lead to securities class action litigation and make it difficult to obtain financing. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

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

INSITE VISION INCORPORATED

Dated: August 14, 2014	by:	/s/ Louis Drapeau

Louis Drapeau
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Table

10.1	Note Purchase Agreement, entered into on June 10, 2014, between Azithromycin Royalty Sub LLC and the noteholders party thereto, incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-22332), filed with the SEC on June 13, 2014.

10.2	Third Amendment to License Agreement, entered into on June 10, 2014, between InSite Vision Incorporated, Akorn, Inc. and Inspire Pharmaceuticals, incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-22332), filed with the SEC on June 13, 2014.

10.3	Form of Indemnification Agreement between the Company and its directors and officers and other designated employees, incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-22332), filed with the SEC on July 31, 2014.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from InSite Vision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements.