Form 10-Q
period 2014-09-30
INSITE VISION INC
filed 2014-11-07
CIK 802724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 6, 2014
Common Stock, $0.01 par value per share	131,951,033 shares

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

InSite Vision Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share data)	September 30, 2014	December 31, 2013
	(UNAUDITED)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$330	$3,251
Short-term investments	—	5,000
Accounts receivable	360	1,026
Other receivables	—	1,114
Prepaid expenses and other current assets	126	95
Debt issuance costs, net	—	2,248

Total current assets	816	12,734

Property and equipment, net	1,678	1,431

Total assets	$2,494	$14,165

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$891	$394
Accrued liabilities	1,045	2,184
Accrued compensation and related expense	1,641	1,090
Accrued royalties	881	776
Lease incentive, current	186	154
Warrant liability	1,156	1,685
Non-recourse accrued interest	—	826
Non-recourse secured notes payable	—	41,281

Total current liabilities	5,800	48,390
Deferred revenues	1,000	7
Lease incentive	975	922

Total liabilities	7,775	49,319

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized; 131,951,033 shares issued and outstanding at September 30, 2014 and December 31, 2013	1,320	1,320
Additional paid-in capital	166,232	165,549
Accumulated deficit	(172,833)	(202,023)

Total stockholders’ deficit	(5,281)	(35,154)

Total liabilities and stockholders’ deficit	$2,494	$14,165

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2013.

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013

Revenues:
Licensing fee	$—	$—	$6,000	$—
Royalties	289	4,750	1,687	14,760
Sale of royalty, net	—	—	—	14,490
Other revenues	71	504	175	504

Total revenues	360	5,254	7,862	29,754

Expenses:
Research and development	1,901	2,526	6,983	9,370
General and administrative	1,215	1,279	4,555	4,356
Cost of revenues, principally royalties to third parties	158	130	455	382

Total expenses	3,274	3,935	11,993	14,108

Income (loss) from operations	(2,914)	1,319	(4,131)	15,646

Gain on extinguishment of debt	—	—	35,999	—
Interest expense and other, net	—	(1,924)	(3,207)	(6,084)
Change in fair value of warrant liability	(365)	1,184	529	1,212

Net income (loss)	$(3,279)	$579	$29,190	$10,774

Net income (loss) per share:
Income (loss) per share - basic	$(0.02)	$0.00	$0.22	$0.08

Income (loss) per share - diluted	$(0.02)	$0.00	$0.22	$0.08

Weighted average shares used in per-share calculation:
- Basic	131,951	131,951	131,951	131,951

- Diluted	131,951	132,342	132,379	132,457

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(in thousands)	2014	2013
OPERATING ACTIVITIES:
Net income	$29,190	$10,774
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	250	80
Amortization of debt issuance costs	185	313
Amortization of lease incentive	(139)	—
Gain on extinguishment of debt	(35,999)	—
Stock-based compensation	683	699
Change in fair value of warrant liability	(529)	(1,212)
Changes in operating assets and liabilities:
Accounts receivable	666	500
Other receivables	1,114	—
Prepaid expenses and other current assets	(31)	47
Accounts payable	497	(294)
Accrued liabilities	(1,187)	(578)
Accrued compensation and related expense	551	(77)
Accrued royalties	105	(201)
Accrued interest	2,003	(155)
Deferred revenues	993	—

Net cash provided by (used in) operating activities	(1,648)	9,896

INVESTING ACTIVITIES:
Purchase of property and equipment	(273)	(43)
Decrease in short-term investments	5,000	3,999

Net cash provided by investing activities	4,727	3,956

FINANCING ACTIVITIES:
Payment of secured notes payable	(6,000)	(7,752)

Net cash used in financing activities	(6,000)	(7,752)

Net increase (decrease) in cash and cash equivalents	(2,921)	6,100
Cash and cash equivalents at beginning of period	3,251	1,323

Cash and cash equivalents at end of period	$330	$7,423

Supplemental disclosure of cash flow information:
Interest received	$1	$4

Interest paid	$1,018	$5,929

Income taxes paid	$1	$1

Non-cash investing activities - Lease incentive	$224	$—

Non-cash financing activities - Debt extinguishment	$36,047	$—

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial results and financial condition have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any future period.

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

Historically, the Company has incurred substantial cumulative losses and negative cash flows from operations. Clinical trials and costs to prepare a New Drug Application (“NDA”) for our product candidates with the U.S. Food and Drug Administration (“FDA”) are very expensive and difficult, in part because they are subject to rigorous regulatory requirements. As of September 30, 2014, the Company’s accumulated deficit was $172.8 million and its cash and cash equivalents were $0.3 million. Further, the Company anticipates that its existing cash and cash equivalent balances, together with cash flows from operations, and the net proceeds from existing debt financing arrangements (for further discussion, see Note 8) will only be adequate to fund its cash requirements through March 2015. Management’s plans include exploring strategic alternatives or raising additional financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

At September 30, 2014, $0.2 million of the Company’s cash and cash equivalents consisted of Level 1 U.S. Treasury-backed government securities or money market funds that are measured at fair value on a recurring basis.

As discussed above, the fair value of the warrant liability, determined using Level 3 criteria, was initially recorded on the grant date and remeasured at September 30, 2014 using the Black-Scholes Model, which requires inputs such as the remaining term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. A significant increase (decrease) of any of the subjective variables would result in a correlated increase (decrease) in the warrant liability and an inverse effect on net income (loss).

The fair value of the warrant liability was estimated using the following assumptions, as determined in accordance with the terms of the warrant agreements, at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Risk-free interest rate	0.6%	0.8%
Remaining term (years)	1.8	2.5
Expected dividends	0.0%	0.0%
Volatility	100.0%	100.0%

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

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2014 (in thousands):

Balance at December 31, 2013	$1,685
Net decrease in fair value of warrant liability on remeasurement	(529)

Balance at September 30, 2014	$1,156

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers. The FASB and the International Accounting Standards Board (“IASB”) initiated a joint project to clarify the principles for recognizing revenue and developed a common revenue recognition standard for U.S. generally accepted accounting principles (“GAAP’) and International Financial Reporting Standards (“IFRS”). Under the guidance, an entity should recognize revenue when the entity satisfies a performance obligation within a contract at a determined transaction price. This update is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company does not expect that the adoption of this standard will materially impact the Company’s consolidated statement of financial position or results of operations.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 (“ASU 2014-15”), Presentation of Financial Statements – Going Concern. This standard includes guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year after the financial statements are issued. If conditions or events raise substantial doubt, the entity must disclose the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of those conditions or events, and management’s plans to mitigate the conditions or events. This update is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect that the adoption of this standard will materially impact the Company’s consolidated statement of financial position or results of operations.

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

The effect of recording stock-based compensation for the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Stock-based compensation expense by type of award:
Employee stock options	$213	$218	$680	$694
Scientific Advisory Board stock options	7	3	3	5

Total stock-based compensation expense	$220	$221	$683	$699

Stock-based compensation included in expense line items in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Research and development	$82	$82	$268	$249
General and administrative	138	139	415	450

	$220	$221	$683	$699

During the nine months ended September 30, 2014 and 2013, the Company granted options to purchase 2,777,000 and 3,374,374 shares of common stock, respectively, with an estimated total grant date fair value of $555,000 and $752,000, respectively. Based on the Company’s historical experience of option cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 10% for its options for all periods disclosed. Accordingly, for the quarters ended September 30, 2014 and 2013, the Company estimated that the stock-based compensation for the awards not expected to vest was $233,000 and $289,000, respectively.

As of September 30, 2014, unrecorded deferred stock-based compensation balance related to stock options was $1.0 million and will be recognized over an estimated weighted-average amortization period of 2.3 years.

Valuation assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model using the graded-vesting method with the following weighted-average assumptions:

	Three months ended September 30,	Nine months ended September 30,
Stock Options	2013	2014	2013
Risk-free interest rate	1.5%	1.7%	0.9%
Expected term (years)	5	5	5
Expected dividends	0.0%	0.0%	0.0%
Volatility	92.3%	88.2%	77.1%

The expected dividend yield was set at zero because the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility was based on the historical volatility of the Company’s common stock and the expected moderation in future volatility over the period commensurate with the expected life of the options and other factors. The risk-free interest rates were taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded U.S. Treasury securities for terms equal to the expected term of the options. The expected term calculation was based on the terms utilized by the Company’s peers, observed historical option exercise behavior and forfeitures of options by the Company’s employees. No options were granted during the three months ended September 30, 2014.

The following is a summary of stock option activity for the indicated periods:

	Number of shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	17,097,984	$0.39
Granted	2,777,000	0.29
Exercised	—	0.00
Forfeited	(108,190)	0.33
Expired	(166,899)	0.62

Outstanding at September 30, 2014	19,599,895	$0.37	6.90	$172

Options vested and expected to vest at September 30, 2014	19,095,355	$0.38	6.84	$171
Options exercisable at September 30, 2014	13,478,858	$0.40	6.10	$126

At September 30, 2014, the Company had 4,658,463 shares of common stock available for grant or issuance under its 2007 Plan. The weighted average grant date fair value of options granted during the nine months ended September 30, 2014 and 2013 was $0.20 and $0.22 per share, respectively. No options were exercised during the nine months ended September 30, 2014 and 2013.

Note 3.	Net Income (Loss) per Share

Basic net income (loss) per share has been computed using the weighted-average number of common shares outstanding during the period. Dilutive net income (loss) per share was computed using the sum of the weighted average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options and warrants. Potentially dilutive securities have been excluded from the computation of diluted net income (loss) per share in 2014 and 2013 as their inclusion would be anti-dilutive. For the three months ended September 30, 2014 and 2013, respectively, 34,391,271 and 30,871,605 options and warrants were excluded from the calculation of diluted net income per share because the effect was anti-dilutive. For the nine months ended September 30, 2014 and 2013, respectively, 33,962,885 and 30,757,165 options and warrants were excluded from the calculation of diluted net income per share because the effect was anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Numerator:
Net income (loss)	$(3,279)	$579	$29,190	$10,774

Denominator:
Weighted-average shares outstanding	131,951	131,951	131,951	131,951
Effect of dilutive securities:
Stock options	—	391	428	506

Weighted-average shares outstanding for diluted loss per share	131,951	132,342	132,379	132,457

Net income (loss) per share:
Basic	$(0.02)	$0.00	$0.22	$0.08

Diluted	$(0.02)	$0.00	$0.22	$0.08

Note 4.	Warrant Liability

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

As discussed in Note 1, the warrants issued in July 2011 include a provision that provides the warrant holders with an option to require the Company (or its successor) to purchase the warrants for cash in an amount equal to the Black-Scholes value in the event of a “Fundamental Transaction” (as defined in the warrant agreements). Accordingly, the fair value of the warrants at the issuance date was estimated using the Black-Scholes Model, as determined in accordance with the terms of the warrant agreements, and the Company recorded a warrant liability of $6.4 million in July 2011 and remeasured to $1.7 million and $1.2 million at December 31, 2013 and September 30, 2014, respectively. The Company recorded an increase of $0.4 million and decrease of $0.5 million to the warrant liability for the three and nine months ended September 30, 2014, respectively, which were recognized as expense and income in the Company’s Condensed Consolidated Statement of Operations. Additional disclosures regarding the assumptions used in calculating the fair value of the warrant liability are included in Note 1.

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

On June 10, 2014, the Subsidiary and the noteholders entered into a Note Purchase Agreement under which the Subsidiary repurchased and cancelled the AzaSite Notes for a single payment of $6.0 million. As a result of the cancellation, the remaining principal on the AzaSite Notes of $41.3 million and accrued interest of $2.8 million was extinguished. In addition, the Subsidiary wrote-off the remaining balance of $2.1 million in debt issuance costs and incurred less than $0.1 million of legal and professional fees. In the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2014, the unpaid principal of $35.3 million and unpaid interest of $2.8 million less the write-off of debt issuance costs of $2.1 million are included under “Non-cash financing activities – Debt extinguishment.”

The $6.0 million payment to the noteholders was funded by Akorn in return for a lower royalty on net sales of AzaSite in North America (for further discussion, see Note 5).

For the nine months ended September 30, 2014, the gain on the extinguishment of debt was $36.0 million and represented basic and diluted net income per share of $0.27.

Note 6.	Common Stock Warrants

The following table shows outstanding warrants as of September 30, 2014, all of which were issued in the July 2011 private placement financing transaction. All of the outstanding warrants have cashless exercise provisions in the event the registration statement registering the resale of the shares of common stock issuable upon exercise of the warrants is not effective or the prospectus forming a part of the registration statement is not current. All warrants are exercisable for common stock.

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

On July 24, 2014, Karin Stiens filed a complaint against Bausch & Lomb, Dr. Lance Ferguson and the Company (Fayette (Kentucky) Circuit Court Civil Action No. 14-CI-2829) alleging that she suffered ophthalmological damage when Dr. Ferguson engaged in off-label use of Besivance in a photorefractive keratectomy procedure as a prophylactic antibiotic. The plaintiff alleges that Bausch & Lomb and the Company negligently tested, marketed and distributed Besivance, and negligently informed medical providers and consumers about Besivance. The complaint contains no facts supporting these general allegations, no facts supporting the plaintiff’s claim of permanent injuries and no allegations asserting Kentucky jurisdiction over the Company. The plaintiff has not pleaded any specific amount in damages nor made any demand. The Company is investigating the plaintiff’s allegations. The Company filed its answer on August 18, 2014.

There are currently no other claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

Note 8.	Subsequent Events

On October 9, 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers (the “Purchasers”) pursuant to which the Company agreed to sell 12% Senior Secured Notes (the “Notes”) in an aggregate principal amount of up to $15 million and issue warrants to purchase shares of the Company’s common stock. On October 9, 2014, the Company sold and issued Notes to the Purchasers having an aggregate principal amount equal to $2.4 million and issued to the Purchasers warrants to purchase an aggregate of 2,053,169 shares of the Company’s common stock at an exercise price of $0.33 per share. The Company has the option to sell additional Notes in an aggregate principal amount of $4.7 million to the Purchasers. The Company also has the right, at any time on or before the 60th day after the date of the Purchase Agreement, to enter into additional subscriptions with the Purchasers, or prospective purchasers approved by the Company and Riverbank Capital Securities, for additional Notes having an aggregate principal amount up to $7.9 million. The Company’s right to sell and issue additional Notes and to issue additional warrants in connection with such Notes expires on October 9, 2016.

The Notes are senior secured obligations of the Company and are secured by substantially all of the assets of the Company, including its intellectual property. The Notes have a maturity date of one year from the date of issuance, which may be extended for one year at the option of the Company. The Notes bear interest at a rate of 12% per annum. In the event that the Company extends the maturity date, the interest rate increases to 14% per annum.

Riverbank Capital Securities acted as the placement agent (the “Placement Agent”) for the offering of Notes and warrants pursuant to the Purchase Agreement and received $142,900, a 6% cash commission on the gross proceeds from the sale of the Notes and issuance of the warrants on October 9, 2014. Timothy McInerney, the Chairman of the Board of the Company and a member of the Company’s Board of Directors, is a principal of the Placement Agent and is a Purchaser in the offering of Notes and warrants under the same terms as the other Purchasers.

The Company evaluated subsequent events through the date on which the financial statements were issued and determined that there were no other subsequent events that required adjustments or disclosures to the financial statements for the quarter ended September 30, 2014.

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

Overview

We are an ophthalmic product development company advancing ophthalmic pharmaceutical products to address unmet eye care needs. Our current portfolio of products is based on our proprietary DuraSite® sustained drug delivery technology. Our near term strategy is to primarily focus on filing New Drug Applications (NDAs) for BromSite and DexaSite with the United States Food and Drug Administration (FDA).

We face significant challenges related to our lack of financial resources. We expect that our cash on hand, anticipated cash flow from operations and the net proceeds from our existing debt financing arrangements (for further discussion, see Note 8 to the condensed consolidated financial statements included in this quarterly report) will only enable us to continue our operations as currently planned until approximately March 2015. Our independent auditors included an explanatory paragraph in their audit report related to our consolidated financial statements for the year ended December 31, 2013, which are included in our Annual Report on Form 10-K for the year ended December 31, 2013, referring to our recurring losses from operations, available cash and short-term investment balances and accumulated deficit and a substantial doubt about our ability to continue as a going concern.

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

•	AzaSite® (azithromycin ophthalmic solution) 1% is a DuraSite formulation of azithromycin, a broad spectrum ocular antibiotic approved by the FDA in April 2007 to treat bacterial conjunctivitis (pink eye). It is commercialized in the United States by Akorn, Inc. (Akorn). We received a 25% royalty on net sales of AzaSite in North America through March 31, 2014, which was required to service the outstanding, non-recourse promissory notes due 2019 of our wholly-owned subsidiary, Azithromycin Royalty Sub, LLC (AzaSite Notes). On June 10, 2014, we entered into the Third Amendment to License Agreement (Amendment) with Akorn to amend the North American license (Akorn License) of AzaSite to Akorn. Under the Amendment, Akorn paid us an amendment fee of $6.0 million, which was used to repurchase and cancel the AzaSite Notes, in return for a lower royalty on net sales of AzaSite in North America. Effective April 1, 2014, for annual net sales of AzaSite, the royalty is (1) 8.0% on net sales less than $20.0 million, subject to increase to 9.0% in the event that Akorn enters into certain settlements with third parties seeking to launch generic versions of AzaSite, (2) 12.5% on net sales greater than or equal to $20.0 million and less than or equal to $50.0 million and (3) 15.0% on net sales in excess of $50.0 million.

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

•	BromSiteTM is a DuraSite formulation of bromfenac in development for the treatment of post-operative inflammation and prevention of post-operative eye pain. We initiated a Phase 1/2 clinical trial for this product candidate in August 2010 and we received positive top-line results from this study in the first quarter of 2011, which demonstrated the efficacy and safety of BromSite. In the third quarter of 2011, we completed an additional Phase 2 clinical trial to investigate the pharmacokinetics (PK) of BromSite in humans. We received positive top-line results that showed that the mean concentration of bromfenac in the aqueous humor of patients using BromSite was more than double compared to the currently available bromfenac eye product. In July 2012, we initiated a Phase 3 clinical trial for this product candidate and completed patient enrollment in November 2012. The BromSite Phase 3 clinical trial enrolled 268 patients undergoing cataract surgery in a two-arm trial designed to evaluate the efficacy and safety of BromSite against the DuraSite vehicle alone. In March 2013, we received positive top-line results from this Phase 3 clinical trial demonstrating statistically significant superiority compared to vehicle (p < 0.001) in alleviating ocular pain and inflammation among patients following cataract surgery. In May 2013, we initiated the second Phase 3 clinical trial for this product candidate, which was completed in November 2013 with 248 patients enrolled. We received positive top-line results from this confirmatory Phase 3 clinical trial in December 2013. We plan to file an NDA with the FDA in the first quarter of 2015 for this product candidate. In May 2014, the Swedish Medical Products Agency (MPA) concluded that the existing Phase 3 clinical data for BromSite was likely sufficient to support the filing of a Marketing Authorization Application (MAA) with the MPA. In July 2014, the U.S. Patent and Trademark Office (USPTO) issued a patent on BromSite. The patent provides protection for bromfenac formulations in DuraSite, including ISV-101, to 2029.

•	DexaSiteTM is a DuraSite formulation of dexamethasone in development for the treatment of ocular inflammation. In November 2011, we initiated a Phase 3 clinical trial for this product candidate in blepharitis and completed patient enrollment in the clinical trial in September 2012. This study enrolled 907 patients and we announced top-line results in July 2013. While DexaSite did not meet the primary endpoint of complete resolution of all clinical signs and symptoms of blepharitis, it demonstrated statistically significant improvements in the disease’s clinical signs and symptoms at the end of treatment on Day 15. After ongoing meetings with the FDA, in July 2014, the FDA agreed that the results of the Phase 3 clinical trial could support marketing approval for DexaSite. We currently plan to file an NDA with the FDA in 2016 for this product. In addition, in November 2013, we submitted the protocol to the FDA for the Phase 3 clinical trials in the use of DexaSite for the prevention of inflammation and eye pain in ocular surgery.

•	AzaSite PlusTM is a fixed combination of azithromycin and dexamethasone in DuraSite for the treatment of ocular inflammation and infection (blepharitis and/or blepharoconjunctivitis) for which there is no FDA approved indicated treatment. In November 2011, we initiated a Phase 3 clinical trial for this product candidate in blepharitis and completed patient enrollment in the clinical trial in September 2012. This study enrolled 907 patients and we announced top-line results in July 2013. AzaSite Plus did not meet the primary endpoint of complete resolution of all clinical signs and symptoms of blepharitis. However, AzaSite Plus did demonstrate statistically significant improvements in the disease’s clinical signs and symptoms at the end of treatment on Day 15. We continue to meet with the FDA to review the overall results of the clinical trial and determine the next steps in the development of this product candidate.

•	DuraSite® 2 is our next-generation enhanced drug delivery system, which is designed to provide a broad platform for developing superior ophthalmic therapeutics. DuraSite 2 is based on the original DuraSite technology, and incorporates a cationic polymer to achieve sustained and enhanced ocular delivery of drugs. DuraSite 2 is designed to increase the tissue penetration for topically delivered ocular drugs with the aim of improved efficacy and dosing convenience. In August 2013, the USPTO issued a patent on DuraSite 2. The patent provides protection to 2029 for both the delivery system and the drugs that are formulated with DuraSite 2. In November 2013, we obtained preclinical data from a comparative study that demonstrated superior drug retention and tissue penetration compared to DuraSite. We plan to utilize the DuraSite 2 platform in the development of all future pipeline products. We plan to initiate a broad licensing program that provides access to industry partners through both exclusive and non-exclusive licensing and/or commercialization agreements.

•	ISV-101 is a DuraSite formulation with a low concentration of bromfenac for the treatment of dry eye disease. We filed an Investigational New Drug Application (IND) with the FDA for this product candidate in the first quarter of 2011. We plan to initiate a Phase 1/2 clinical trial for this product candidate, but no time period has been set.

Business Strategy.

Assuming we can raise sufficient funding to continue our operations, our business strategy consists of the following:

1.	Develop our pipeline of ocular product candidates. We seek to identify new product candidates from proven drugs that can be improved by formulation in DuraSite 2, which can substantially reduce the clinical risk involved in these product candidates. As appropriate, we plan to conduct preclinical and clinical testing of our product candidates.

2.	Partner our product candidates. When we deem it appropriate, we seek to partner with larger pharmaceutical companies to manufacture and market our products. Partnering agreements generally include upfront and milestone payments, as well as on-going royalty payments upon commercialization, payable to us.

Major Developments

Our major developments and events in 2014 included:

•	In May 2014, the MPA concluded that the existing Phase 3 clinical data for BromSite was likely sufficient to support the filing of a MAA with the MPA.

•	In June 2014, we entered into the Amendment with Akorn to amend the Akorn License. Akorn paid an amendment fee of $6.0 million in return for a lower royalty on net sales of AzaSite in North America. Effective April 1, 2014, for annual net sales of AzaSite, the royalty is (1) 8.0% on net sales less than $20.0 million, subject to increase to 9.0% in the event that Akorn enters into certain settlements with third parties seeking to launch generic versions of AzaSite, (2) 12.5% on net sales greater than or equal to $20.0 million and less than or equal to $50.0 million and (3) 15.0% on net sales in excess of $50.0 million. For annual net sales of AzaSite Xtra, the royalty would be 12.5% on net sales less than $30.0 million and 15.0% on net sales greater than or equal to $30.0 million.

•	In June 2014, we repurchased and cancelled the AzaSite Notes for a single payment of $6.0 million. As a result of the cancellation, the remaining principal on the AzaSite Notes of $41.3 million and accrued interest of $2.8 million was extinguished.

•	In July 2014, the USPTO issued a patent on BromSite. The patent provides protection for bromfenac formulations in DuraSite, including ISV-101, to 2029.

•	In July 2014, the FDA agreed that the results of the DexaSite Phase 3 clinical trial could support marketing approval for DexaSite. We plan to file an NDA for DexaSite with the FDA in 2016.

•	In October 2014, we entered into a Securities Purchase Agreement (Purchase Agreement) with certain purchasers (Purchasers) pursuant to which we agreed to sell 12% Senior Secured Notes (Notes) in an aggregate principal amount of up to $15 million and issue warrants to purchase shares of our common stock. In October 2014, we sold and issued Notes to the Purchasers having an aggregate principal amount equal to $2.4 million and issued to the Purchasers warrants to purchase an aggregate of 2,053,169 shares of our common stock at an exercise price of $0.33 per share. We have the option to sell additional Notes in an aggregate principal amount of $4.7 million to the Purchasers. We also have the right, at any time on or before the 60th day after the date of the Purchase Agreement, to enter into additional subscriptions with the Purchasers, or prospective purchasers approved by us and Riverbank Capital Securities, for additional Notes having an aggregate principal amount up to $7.9 million. Our right to sell and issue additional Notes and to issue additional warrants in connection with such Notes expires on October 9, 2016.

Results of Operations

Revenues.

Our revenues for the three and nine months ended September 30, 2014 and 2013 were:

Revenues

(in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
License fee	$—	$—	$6.0	$—
AzaSite royalties	0.3	4.8	1.7	14.3
Besivance royalties	—	—	—	0.5
Sale of royalty rights, net	—	—	—	14.5
Other revenues	0.1	0.5	0.2	0.5

Total	$0.4	$5.3	$7.9	$29.8

For the three months ended September 30, 2014 and 2013, AzaSite royalties included $0.3 million and $1.1 million, respectively, of royalties based on net sales, or earned royalties. Earned royalties on AzaSite declined by 73% compared to 2013 due to a 17% decline in AzaSite net sales and a reduction of the royalty rate from 25% to 8%, effective on April 1, 2014, in connection with entry into the Amendment. For the three months ended September 30, 2013, AzaSite royalties also included an additional $3.7 million minimum royalty true-up payment. The required minimum royalty for the fiscal year ended September 30, 2013, the measurement period pursuant to the terms of the Akorn License, was $19 million. Minimum royalty obligations terminated in September 2013 and Akorn’s obligation to pay earned royalties may be suspended upon the occurrence of certain events, such as a requirement by the FDA or other governmental agency to suspend the marketing of AzaSite or withdraw it from the market in the United States.

For the nine months ended September 30, 2014 and 2013, AzaSite royalties included $1.7 million and $3.8 million, respectively, of earned royalties based on net sales. For the nine months ended September 30, 2013, AzaSite royalties also included an additional $10.5 million minimum royalty true-up payment. The minimum royalties in 2013 were driven by the quarterly pro-rata share of the required $19 million minimum royalty for the fiscal year ended September 30, 2013. Earned AzaSite royalties declined by 56% compared to the same period in 2013 due to a 26% decline in AzaSite net sales and a reduction of the royalty rate from 25% to 8%, effective on April 1, 2014, in connection with entry into the Amendment. In June 2014, we received a $6.0 million license fee for the amendment to the Akorn License. For the nine months ended September 30, 2013, we recorded $14.5 million from the sale of the rights to receive royalty payments on sales of Besivance. We sold the rights to receive royalty payments on sales of Besivance, beginning on January 1, 2013, for $15 million at closing, with an additional $1 million paid in February 2014 after certain 2013 Besivance sales targets were met. $0.5 million of previously recorded Besivance royalties in the first quarter of 2013 were netted against the sales price in the second quarter of 2013. Under the terms of the agreement, if the purchasers receive specified levels of total cash from the Besivance royalty, the royalty would be returned to us in whole or in part. Patent protection for Besivance in the United States expires in 2021.

Research and development expenses.

Our research and development (R&D) expenses for the three and nine months ended September 30, 2014 and 2013 were:

R&D Cost by Program

(in millions)

	Three months ended		Nine months ended
	September 30,		September 30,
Program	2014	2013	2014	2013
BromSite	$0.6	$1.1	$2.5	$3.5
AzaSite Plus/DexaSite	—	—	0.1	1.2
New products and other	—	—	—	0.1
Programs - non-specific	1.3	1.4	4.4	4.6

Total	$1.9	$2.5	$7.0	$9.4

For the three and nine months ended September 30, 2014, our BromSite program expenses were primarily related to costs to prepare to file an NDA with the FDA in the first quarter of 2015. Non-specific program costs, which comprised facility, internal personnel and stock-based compensation costs, are not allocated to a specific development program. If we are able to raise sufficient additional funding, we expect to incur additional R&D expense to file an NDA for DexaSite in 2016 and develop new product candidates.

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

General and administrative expenses.

General and administrative expenses for the three months ended September 30, 2014 and 2013 were $1.2 million and $1.3 million, respectively. General and administrative expenses for the nine months ended September 30, 2014 and 2013 were $4.6 million and $4.4 million, respectively. In 2014, we incurred higher legal expenses from our on-going partnering and financing efforts. In 2013, we incurred higher legal and professional fees related to the sale of the Besivance royalty payment and international license agreements.

Cost of revenues.

Cost of revenues for the three months ended September 30, 2014 and 2013 were $0.2 million and $0.1 million, respectively. Cost of revenues for the nine months ended September 30, 2014 and 2013 were $0.5 million and $0.4 million, respectively. Cost of revenues in each period primarily consisted of royalties to Pfizer on sales of AzaSite and included the cost of bulk drug supplied to international partners under supply agreements.

Gain on extinguishment of debt.

Gain on extinguishment of debt was $36.0 million for the nine months ended September 30, 2014. On June 10, 2014, our Subsidiary and the noteholders entered into a Note Purchase Agreement in which the Subsidiary repurchased and cancelled the AzaSite Notes for a single payment of $6.0 million. As a result of the cancellation, the remaining principal on the AzaSite Notes of $41.3 million and accrued interest of $2.8 million was extinguished. In addition, the

Subsidiary wrote-off the remaining balance of $2.1 million in debt issuance costs and incurred less than $0.1 million of legal and professional fees. For the nine months ended September 30, 2014, the gain on the extinguishment of debt represented basic and diluted net income per share of $0.27.

Interest expense and other, net.

Interest expense and other, net, for the three months ended September 30, 2013 was an expense of $1.9 million. Interest expense and other, net, for the nine months ended September 30, 2014 and 2013 was an expense of $3.2 million and $6.1 million, respectively. Interest expense included interest expense on the non-recourse AzaSite Notes issued in February 2008, and related amortization of the debt issuance costs incurred from our subsidiary’s issuance of the AzaSite Notes. Interest expense was lower in the 2014 period as a result of payments of principal in 2013 and the repurchase and cancellation of the AzaSite Notes in June 2014.

Change in fair value of warrant liability.

Change in fair value of warrant liability was expense of $0.4 million and income of $1.2 million for the three months ended September 30, 2014 and 2013, respectively. Change in fair value of warrant liability was income of $0.5 million and $1.2 million for the nine months ended September 30, 2014 and 2013, respectively. The non-cash other expense and income were primarily driven by an increase or decrease, respectively, in our stock price, which directly impacts the fair value of our warrant liability. In future periods, we will also record changes in fair value of warrant liability for the warrants issued, or issued in the future, pursuant to the October 2014 debt financing.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and developed a common revenue recognition standard for GAAP and IFRS. Under the guidance, an entity should recognize revenue when the entity satisfies a performance obligation within a contract at a determined transaction price. This update is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company does not expect the adoption of this standard will materially impact the Company’s consolidated statement of financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern. This standard includes guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year after the financial statements are issued. If conditions or events raise substantial doubt, the entity must disclose the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of those conditions or events, and management’s plans to mitigate the conditions or events. This update is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of this standard will materially impact the Company’s consolidated statement of financial position or results of operations.

Liquidity and Capital Resources

In recent years, we have financed our operations primarily through private placements of equity securities, debt financings and payments from corporate collaborations. At September 30, 2014, our cash and cash equivalents were $0.3 million. It is our policy to invest our cash and cash equivalents in highly liquid securities, such as interest-bearing money market funds, treasury and federal agency notes. The current uncertain credit markets may affect the liquidity of such money market funds or other cash investments.

On October 9, 2014, we entered into the Purchase Agreement with the Purchasers pursuant to which we agreed to sell the Notes in an aggregate principal amount of up to $15 million and issue warrants to purchase shares of our common stock. On October 9, 2014, we sold and issued Notes to the Purchasers having an aggregate principal amount equal to $2.4 million and issued to the Purchasers warrants to purchase an aggregate of 2,053,169 shares of the Company’s common stock at an exercise price of $0.33 per share. We have the option to sell additional Notes in an aggregate principal amount of $4.7 million to the Purchasers. We also has the right, at any time on or before the 60th day after the date of the Purchase Agreement, to enter into additional subscriptions with the Purchasers, or prospective purchasers approved by us and Riverbank Capital Securities, for additional Notes having an aggregate principal amount up to $7.9 million. Our right to sell and issue additional Notes and to issue additional warrants in connection with such Notes expires on October 9, 2016.

The Notes are senior secured obligations and are secured by substantially all of our assets, including our intellectual property. The Notes have a maturity date of one year from the date of issuance, which may be extended for one year at our option. The Notes bear interest at a rate of 12% per annum. In the event that we extend the maturity date, the interest rate increases to 14% per annum.

Riverbank Capital Securities acted as the placement agent for the offering of Notes and warrants pursuant to the Purchase Agreement and received $142,900, a 6% cash commission on the gross proceeds from the sale of the Notes and issuance of the warrants on October 9, 2014.

In our Annual Report on Form 10-K for the year ended December 31, 2013, our auditors included an explanatory paragraph in their audit report referring to our recurring losses from operations, available cash and short-term investment balances and accumulated deficit and a substantial doubt about our ability to continue as a going concern. Absent additional funding from private or public equity or debt financings, collaborative or other partnering arrangements, including under the Akorn License, asset sales, or other sources, we expect that our cash on hand, anticipated cash flow from operations and the net proceeds from our existing debt financing arrangements will only be adequate to fund our operations until approximately March 2015. If we are unable to secure sufficient additional funding prior to that time, we will need to cease operations and liquidate our assets. Our financial statements were prepared on the assumption that we will continue as a going concern and do not include any adjustments that might result should we be unable to continue as a going concern.

We have incurred significant losses since inception, including net losses of approximately $8.3 million and $6.9 million for the years ended December 31, 2012 and 2011, respectively. As of September 30, 2014, our accumulated deficit was $172.8 million and cash and cash equivalents were $0.3 million. Further, we anticipate that our existing cash and cash equivalent balances, together with cash flows from operations, and the net proceeds from existing debt financing arrangements will only be adequate to fund our cash requirements through March 2015. Our ability to fund our operations is dependent primarily upon our ability to raise sufficient additional funding to execute on our business plan.

Even if we are able to obtain additional financing in order to continue operations beyond approximately March 2015, we will require and will seek additional funding through collaborative or other partnering arrangements, public or private equity or debt financings and from other sources. However, there can be no assurance that we will obtain interim or longer-term financing or that such funding, if obtained, will be sufficient to continue our operations as currently conducted or in a manner necessary for the continued development of our products or the long-term success of our company. If we raise funds through one or more equity offerings, our stockholders may suffer substantial dilution and the rights of new investors may be senior, and substantially superior, to those of our current common stockholders. If we raise funds through the issuance of debt securities, such debt will likely be secured by a security interest or pledge of all of our assets, will require us to make principal and interest payments, would likely include the issuance of warrants and may subject us to restrictive covenants.

Net cash used in operating activities was $1.6 million for the nine months ended September 30, 2014. Net cash provided by operating activities was $9.9 million for the nine months ended September 30, 2013. In 2014, we incurred approximately $2.6 million in direct costs related to our Phase 3 clinical trials and costs to prepare to file an NDA for BromSite and $0.6 million of additional legal expenses from our on-going partnering and financing efforts. In addition, we received a $6.0 million license fee for the Amendment of the Akorn License. In 2013, we incurred approximately $4.7 million in direct costs related to our Phase 3 clinical trials for AzaSite/DexaSite and BromSite. In addition, in 2013, we sold the rights to receive royalty payments on sales of Besivance, beginning on January 1, 2013, for $15 million at closing, with an additional $1 million paid in February 2014 after certain 2013 Besivance sales targets were met. Under the terms of the agreement, if the purchaser receives specified levels of total cash from the Besivance royalty, the royalty would be returned to us in whole or in part. Patent protection for Besivance in the United States expires in 2021.

Net cash provided by investing activities was $4.7 million and $4.0 million for the nine months ended September 30, 2014 and 2013, respectively. In 2014 and 2013, we converted short-term investments to cash and cash equivalents to fund operating and financing activities.

Net cash used in financing activities for the nine months ended September 30, 2014 and 2013 were $6.0 million and $7.8 million, respectively. In 2014, we cancelled the AzaSite Notes for a payment of $6.0 million. In 2013, we made principal payments of $7.8 million on the AzaSite Notes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The securities in our investment portfolio are not leveraged and are subject to minimal interest rate risk. Due to their original maturities of twelve months or less, the securities are classified as cash and cash equivalents or short-term investments. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio. While a hypothetical decrease in market interest rates by 10% from the September 30, 2014 levels would cause a decrease in interest income, it would not likely result in loss of principal.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the third quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 24, 2014, Karin Stiens filed a complaint against Bausch & Lomb, Dr. Lance Ferguson and the Company (Fayette (Kentucky) Circuit Court Civil Action No. 14-CI-2829) alleging that she suffered ophthalmological damage when Dr. Ferguson engaged in off-label use of Besivance in a photorefractive keratectomy procedure as a prophylactic antibiotic. The plaintiff alleges that Bausch & Lomb and the Company negligently tested, marketed and distributed Besivance, and negligently informed medical providers and consumers about Besivance. The complaint contains no facts supporting these general allegations, no facts supporting the plaintiff’s claim of permanent injuries and no allegations asserting Kentucky jurisdiction over the Company. The plaintiff has not pleaded any specific amount in damages nor made any demand. The Company is investigating the plaintiff’s allegations. The Company filed its answer on August 18, 2014.

There are currently no other claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

Item 1A.	Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in our quarterly report on Form 10-Q for the quarter ended June 30, 2014.

Our cash on hand, anticipated cash flow from operations and the net proceeds from our existing debt financing arrangements will only fund our business until approximately March 2015. We need to raise additional funds in the near future, which could be difficult to obtain or could dilute the value and rights of our common stock, and if not obtained in satisfactory amounts, may prevent us from developing our products, conducting clinical trials or otherwise taking advantage of future opportunities or growing our business, any of which could harm our business

Our independent auditors included an explanatory paragraph in their audit report to our consolidated financial statements for the year ended December 31, 2013, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014, referring to our recurring losses from operations, available cash and short-term investment balances and accumulated deficit and a substantial doubt about our ability to continue as a going concern.

We expect that our cash on hand, anticipated cash flow from operations and the net proceeds from our existing debt financing arrangements will only enable us to continue operations until approximately March 2015. At that point, or earlier if circumstances change from our current expectations, we will require substantial additional funding from the issuance of debt or equity securities, payments under existing or future collaboration agreements, asset sales or other sources. We cannot assure you that additional funding will be available on a timely basis, or on reasonable terms, or at all.

The current worldwide financing environment is challenging, particularly for smaller capitalized businesses such as ours, which combined with the negative results of our AzaSite Plus/DexaSite Phase 3 trial, challenges in our past relationship with Merck, uncertainties regarding our current and future relationship with Akorn and uncertainties regarding our ability to commercialize additional products could make it more difficult for us to raise funds on reasonable terms, or at all. If we issue additional equity securities, our stockholders will experience dilution and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we raise funds through debt, we will have to pay interest and may be subject to restrictive covenants, which would restrict operating flexibility and could harm our business. In addition, the existence of the explanatory paragraph in the audit report may make it more difficult for us to raise additional financing, may adversely affect the terms of such financing and could prevent investors from purchasing our shares in the open market as certain investors may be restricted or precluded from investing in companies that have received this explanatory paragraph in an audit report. Further, the factors leading to the explanatory paragraph in the audit report may harm our ability to obtain additional funding and could make the terms of any such funding, if available, less favorable than might otherwise be the case. If we do not obtain additional financing when required, we would have to cease operations and liquidate our assets.

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

Management and principal stockholders may be able to exert significant control on matters requiring approval by our stockholders

As of September 30, 2014, our management and principal stockholders (those owning more than 5% of our outstanding shares) together beneficially owned approximately 53% of our shares of common stock. As a result, our management and principal stockholders, acting together or individually, may be able to exert significant control on matters requiring approval by our stockholders, including the election of all or at least a majority of our Board of Directors, the approval of amendments to our charter, and the approval of business combinations and certain financing transactions. In September 2008, a group of our stockholders prevailed in a proxy contest that resulted in the replacement of all members of our Board of Directors.

The market prices for securities of biopharmaceutical and biotechnology companies such as ours have been and are likely to continue to be highly volatile due to reasons that are related and unrelated to our operating performance and progress; registration of the common stock underlying the warrants issued, or to be issued, pursuant to the Purchase Agreement we entered into in connection with our October 2014 debt financing, or the subsequent sale of such common stock, may cause our stock price to decline; we have not paid dividends in the past and do not anticipate doing so in the future

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances such as our current financial condition and need for substantial additional funding to continue our operations beyond March 2015, the audit report included in our annual report on Form 10-K for the year ended December 31, 2013 that included an explanatory paragraph referring to our recurring losses from operations, available cash and short-term investment balances and accumulated deficit and a substantial doubt about our ability to continue as a going concern, our ability to obtain new financing, any announcements or rumors regarding strategic alternatives we pursue or that terminate, our likelihood of raising additional funding, the status of our relationships or proposed relationships with third-party collaborators, including Akorn, the results of testing and clinical trials, future sales of equity or debt securities by us, the exercise of outstanding options and warrants that could result in dilution to our current holders of common stock, developments in our patents or other proprietary rights or those of our competitors, our failure to meet analyst expectations, any litigation regarding the same, technological innovations or new therapeutic products, governmental regulation, or public concern as to the safety of products developed by us or others and general market conditions concerning us, our competitors or other biopharmaceutical companies may have a significant effect on the market price of our common stock. For example, in the twelve months ended September 30, 2014, our closing stock price fluctuated from a high of $0.36 to a low of $0.12. Such fluctuations can lead to securities class action litigation and make it difficult to obtain financing. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

We will file one or more registration statements with the Securities and Exchange Commission to register the resale of the common stock issuable upon exercise of the warrants issued, or to be issued, pursuant to the Purchase Agreement we entered into in connection with our October 2014 debt financing. Filing of a registration statement, or the subsequent sale of the common stock covered by such registration statement, may cause our stock price to decline.

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

INSITE VISION INCORPORATED

Dated: November 7, 2014	by:	/s/ Louis Drapeau

Louis Drapeau
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Table

4.1[1]	Form of Warrant

10.1[2]	Securities Purchase Agreement

10.2[3]	Security Agreement

10.3[4]	Form of Note.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from InSite Vision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

1	Incorporated by reference to Exhibit 4.1 in the Company’s Current Report on Form 8-K (File No. 000-22332) filed with the Securities and Exchange Commission on October 16, 2014.
2	Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K (File No. 000-22332) filed with the Securities and Exchange Commission on October 16, 2014.
3	Incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K (File No. 000-22332) filed with the Securities and Exchange Commission on October 16, 2014.
4	Incorporated by reference to Exhibit 10.3 in the Company’s Current Report on Form 8-K (File No. 000-22332) filed with the Securities and Exchange Commission on October 16, 2014.