Form 10-K
period 2014-12-31
INSITE VISION INC
filed 2015-02-18
CIK 802724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of registrant’s Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of June 30, 2014 was approximately $12,932,000 (based upon the closing sale price of the Common Stock on the last business day of the registrant’s most recently completed second fiscal quarter). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the Common Stock have been excluded from such calculation as such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock, $0.01 par value, outstanding as of February 12, 2015: 131,951,033

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2015 annual meeting of stockholders are incorporated by reference into Part III hereof.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

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

We face significant challenges related to our lack of financial resources. We expect that our cash on hand, anticipated cash flow from operations and the net proceeds from our existing debt financing arrangements (for further discussion, see Note 1 and 8 to the consolidated financial statements included in this annual report) will only enable us to continue our operations as currently planned until approximately May 2015. Our independent auditors included an explanatory paragraph in their audit report related to our consolidated financial statements for the year ended December 31, 2014, referring to our recurring losses from operations, available cash balance and accumulated deficit and a substantial doubt about our ability to continue as a going concern.

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

•

BromSiteTM is a DuraSite formulation of bromfenac in development for the treatment of post-operative inflammation and prevention of post-operative eye pain. We initiated a Phase 1/2 clinical trial for this product candidate in August 2010 and we received positive top-line results from this study in the first quarter of 2011, which demonstrated the efficacy and safety of BromSite. In the third quarter of 2011, we completed an additional Phase 2 clinical trial to investigate the pharmacokinetics (PK) of BromSite in humans. We received positive top-line results that showed that the mean concentration of bromfenac in the aqueous humor of patients using BromSite was more than double compared to the currently available bromfenac eye product. In July 2012, we initiated a Phase 3 clinical trial for this product candidate and completed patient enrollment in November 2012. The BromSite Phase 3 clinical trial enrolled 268 patients undergoing cataract surgery in a two-arm trial designed to evaluate the efficacy and safety of BromSite against the DuraSite vehicle alone. In March 2013, we received positive top-line results from this Phase 3 clinical trial demonstrating statistically significant superiority compared to vehicle (p < 0.001) in alleviating ocular pain and inflammation among patients following cataract surgery. In May 2013, we initiated the second Phase 3 clinical trial for this product candidate, which was completed in November 2013 with 248 patients enrolled. We received positive top-line results from this confirmatory Phase 3 clinical trial in December 2013. We plan to file an NDA with the FDA in the first quarter of 2015 for this product candidate. In May 2014, the Swedish Medical Products Agency (MPA) concluded that the existing Phase 3 clinical data for BromSite was likely sufficient to support the filing of a Marketing Authorization Application (MAA) with the MPA. In July 2014, the U.S. Patent and Trademark Office (USPTO) issued a patent on BromSite. The patent provides protection for bromfenac formulations in DuraSite, including ISV-101, to August 8 2029.

•

DexaSiteTM is a DuraSite formulation of dexamethasone in development for the treatment of ocular inflammation. In November 2011, we initiated a Phase 3 clinical trial for this product candidate in blepharitis and completed patient enrollment in the clinical trial in September 2012. This study enrolled 907 patients and we announced top-line results in July 2013. While DexaSite did not meet the primary endpoint of complete resolution of all clinical signs and symptoms of blepharitis, it demonstrated statistically significant improvements in the disease’s clinical signs and symptoms at the end of treatment on Day 15. After ongoing meetings with the FDA, in July 2014, the FDA agreed that the results of the Phase 3 clinical trial could support marketing approval for DexaSite for the treatment of blepharitis. During the fourth quarter of 2014, we executed post-Phase 3 regulatory meetings with European Health Authorities and the FDA to outline our proposed filings. We currently plan to file an NDA with the FDA in 2016 for this product in this indication. As a next step toward this filing, we will be executing additional regulatory meetings with European Health Authorities and the FDA during the first and second quarters of 2015 to attempt to harmonize the chemistry, manufacturing and controls (CMC) section in support of DexaSite NDA and MAA filings for this indication. In addition, in November 2013, we submitted a protocol to the FDA for Phase 3 clinical trials with respect to the use of DexaSite for the treatment of inflammation and prevention of eye pain in ocular surgery.

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

•

DuraSite® 2 is our next-generation enhanced drug delivery system, which is designed to provide a broad platform for developing superior ophthalmic therapeutics. DuraSite 2 is based on the original DuraSite technology, and incorporates a cationic polymer to achieve sustained and enhanced ocular delivery of drugs. DuraSite 2 is designed to increase the tissue penetration for topically delivered ocular drugs with the aim of improved efficacy and dosing convenience. In August 2013, the USPTO issued a patent on DuraSite 2. The patent provides protection to March 5, 2029 for both the delivery system and the drugs that are formulated with DuraSite 2. In November 2013, we obtained preclinical data from a comparative study that demonstrated superior drug retention and tissue penetration compared to DuraSite. We plan to utilize the DuraSite 2 platform in the development of all future pipeline products. We plan to initiate a broad licensing program that provides access to industry partners through both exclusive and non-exclusive licensing and/or commercialization agreements.

•

ISV-101 is a DuraSite formulation with a low concentration of bromfenac for the treatment of dry eye disease. We filed an Investigational New Drug Application (IND) with the FDA for this product candidate in the first quarter of 2011. We plan to initiate a Phase 1/2 clinical trial for this product candidate, but no time frame has been set.

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

Ophthalmic Anti-Infective Market

The ocular anti-infective market is estimated to exceed $2.0 billion annually. Eye infections are routinely treated with topical antibiotics or antibiotic/corticosteroid fixed-dose combination products. We are developing topical products to treat eye and eye-lid infections and/or inflammations. Some of these infections and/or inflammations are either under-treated or do not have an FDA-approved product indication. These infections and/

or inflammations can be both acute and chronic. Our goal is to provide highly effective, safe and differentiated therapeutics for the treatment of acute and chronic ocular infection and inflammation. There are two general areas where our topical ocular anti-infective products have been utilized by eye-care physicians, or where we believe our product candidates are well-suited to improving patient care:

•	Acute Eye Infections.

•

Acute bacterial conjunctivitis (pink eye) is a common ophthalmic condition is experienced by most people at some point in their lives, and is especially prevalent among children. Due to its common occurrence, and contagiousness, conjunctivitis is a global economic burden. Approximately four million cases of bacterial conjunctivitis are seen annually in the United States in children and adults, with direct and indirect costs estimated to be as much as $857 million annually. Bacterial conjunctivitis afflicts the conjunctiva or the transparent lining on the inside of the eyelids and the white part of the eye. In bacterial conjunctivitis, bacteria infect these parts of the eye and the white part of the eye may look pink from the inflammation. As it is an extremely contagious condition, immediate treatment is recommended. Our developed ocular antibiotics, AzaSite and Besivance, are designed to treat this disease with significantly lower dosing than competing products.

•	Chronic and Acute Eye-lid Infections.

•

Blepharitis (also known as lid margin disease) is a chronic inflammation of the eyelids, particularly the eyelid margins where the eyelashes grow. It is a common disorder that may be caused by bacterial growth, viral infection, allergies, environmental conditions or systemic disease. In a survey conducted by researchers at George Washington University, ophthalmologists and optometrists reported that blepharitis is commonly seen in 37% and 47% of their patients, respectively. In spite of that frequency, blepharitis is often misdiagnosed or under-diagnosed.

Blepharitis is a chronic condition with periodic acute episodes that are difficult to treat. An eyelid with blepharitis may become itchy and appear red and swollen with scaly, dandruff-like or greasy debris along the lid margin. There are no FDA-approved product for the treatment of blepharitis. Patients are typically advised to use lid scrubs, hot compresses, lid massage, antibiotics, corticosteroids and fixed-combination products. We have developed two novel ophthalmic products that utilize our DuraSite drug delivery technology to alleviate the signs and symptoms of blepharitis; AzaSite Plus, a topical anti-bacterial and anti-inflammatory combination product; and DexaSite, a corticosteroid anti-inflammatory agent. In July 2013, we completed a Phase 3 clinical trial for DexaSite and AzaSite Plus in blepharitis, enrolled 907 patients and announced top-line results. While DexaSite and AzaSite Plus did not meet the primary endpoint of complete resolution of all clinical signs and symptoms of blepharitis, they demonstrated statistically significant improvements in the disease’s clinical signs and symptoms at the end of treatment on Day 15. After ongoing meetings with the FDA, in July 2014, the FDA agreed that the results of the Phase 3 clinical trial could support marketing approval for DexaSite for the treatment of blepharitis. We currently plan to file an NDA with the FDA in 2016 for DexaSite for the treatment of blepharitis.

•

Blepharoconjunctivitis occurs when conjunctivitis accompanies blepharitis, a condition that occurs frequently. A unilateral or bilateral conjunctivitis that persists for four or more weeks is diagnosed as chronic. There is a considerable overlap of symptoms of all types of blepharitis and it often leads to associated ocular surface inflammation, including conjunctivitis, function tear deficiency and keratitis (an inflammation of the cornea which can develop into corneal ulcers). There is no approved drug therapy for the chronic symptoms of blepharoconjunctivitis. Typical treatment includes eye hygiene using lid scrubs, topical and/or systemic antibiotics and topical corticosteroids.

Ocular Inflammation and Pain Market

We are developing novel ophthalmic therapeutics for the treatment of conditions associated with ocular inflammation. Our product development programs are initially focused on two indications, post-operative inflammation and pain, and dry eye disease.

•

Post-Operative Ocular Inflammation and Pain is typically treated using non-steroidal anti-inflammatory drugs (NSAIDs) and/or topical ophthalmic steroids. Ophthalmic surgeons deploy topical NSAIDs before and after cataract and other procedures to address patient pain. Topical ophthalmic steroids are prescribed post-surgery to address inflammation that can cause significant discomfort. Frequently utilized together, NSAIDs and corticosteroids prevent complications of inflammation, such as cystoid macular edema. Cystoid macular edema (CME) is a serious post-surgical complication that occurs when inflammation and swelling develop in the center of the retina. CME is the most common cause of decreased vision or even blindness following cataract surgery. Cataract surgery is currently the most frequent ophthalmic procedure conducted in the United States, with more than 3 million cataract surgeries performed annually. With the growing elderly population in the U.S., the demand for cataract surgeries continues to rise. People can have an age-related cataract in their 40s and 50s, but it is after age 60 that most cataracts impact the patient’s vision. By age 80, more than half of all Americans will either have a cataract or have had cataract surgery. More than 20 million Americans have at least one cataract. By 2020, the incidence is expected to increase to 30 million. In 2011, the ocular anti-inflammatory products (corticosteroids, NSAIDs, and anti-inflammatory/anti-infective combinations) market was valued at over $1.7 billion. We completed two Phase 3 clinical studies of our BromSite product candidate, which is intended to relieve post-operative ocular inflammation and pain while providing superior tissue penetration of drug to the eye that may reduce the incidences of CME with convenient twice-daily dosing. We plan to file an NDA in the first quarter of 2015 for BromSite. In November 2013, the FDA approved the protocol for Phase 3 clinical trials in the use of DexaSite for the prevention of inflammation and eye pain in ocular surgery. We are also ready to start Phase 3 clinical studies of DexaSite, our topical ophthalmic steroid product candidate, in this indication but no time frame has been set.

•

Dry Eye Disease occurs when the ocular surface and/or tear film is compromised. While causes of dry eye may vary, it is frequently associated with inflammation of the surface of the eye, the lacrimal gland, or the conjunctiva. A chronic condition that can occur at any age, dry eye disease is most prevalent among the elderly. Symptoms of dry eye disease include a scratchy irritation as if something is in the eye, stinging or burning of the eye; episodes of excess tearing that follow periods of very dry sensation; stringy discharge from the eye and pain or redness. According to the National Eye Institute, dry eye disease is estimated to affect five million people age 50 and older in the U.S. alone, with tens of millions more experiencing less severe symptoms. We have developed a low-dose topical NSAID, known as ISV-101, for the treatment of dry eye disease. We plan to initiate a Phase 1/2 clinical trial for ISV-101, but no time frame has been set.

Products and Product Candidates

The following table summarizes the current status of our principal products and product candidates in our development pipeline. A more detailed description of each product and product candidate follows the table.

Principal DuraSite Products and Product Candidates

Active Programs

Product	Indications	Anticipated Benefits	Status
AzaSite	Bacterial conjunctivitis (pink eye)	Broad-spectrum macrolide antibiotic with reduced dosing frequency	*Approved and launched in U.S. *Approved in Canada

Besivance	Bacterial conjunctivitis (pink eye)	Broad-spectrum fluoroquinolone antibiotic with reduced dosing frequency	*Approved and launched in the U.S. and select countries internationally

BromSite	Post-operative inflammation and eye pain	A non-steroidal anti-inflammatory to treat pain and inflammation	NDA expected to be filed in the first quarter of 2015

DexaSite	Blepharitis Post-operative inflammation and eye pain	A potent corticosteroid with reduced dosing frequency to treat inflammation	NDA expected to be filed in 2016.

AzaSite Plus	Blepharitis	Broad-spectrum antibiotic combined with a potent corticosteroid with reduced dosing frequency to treat both inflammation and infection	Phase 3 clinical trial demonstrated statistically significant improvements in clinical signs and symptoms but did not meet the primary endpoint

ISV-101	Dry eye disease	A low dose non-steroidal anti-inflammatory to treat dry eye disease	Filed an IND with the FDA Phase 1/2 clinical trial planned

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

BromSite: Phase 3 clinical trial for post-operative inflammation and eye pain completed

We developed a topical formulation of the non-steroidal, anti-inflammatory bromfenac to treat post-operative inflammation and eye pain in patients who have undergone cataract surgery. In the first half of 2010, we completed our preclinical development of this product candidate and filed an IND with the FDA. In the second half of 2010, we initiated and completed enrollment for the Phase 1/2 clinical trial for this product candidate. In the first quarter of 2011, we received positive top-line results from this study, which demonstrated the efficacy and safety of BromSite. In the third quarter of 2011, we completed an additional Phase 2 clinical trial to investigate the PK of BromSite in humans. We received positive top-line results that showed that the mean concentration of bromfenac in the aqueous humor of patients using BromSite was more than double compared to the currently available bromfenac eye product. We discussed the design of the Phase 3 clinical trial with the FDA. The BromSite Phase 3 clinical study was a two-arm, double-blind, placebo-controlled clinical trial where the placebo arm was the DuraSite vehicle. Patients undergoing cataract surgery were randomized and then dosed twice-a-day beginning the day before surgery, continuing the day of surgery and 14 days post-surgery. The primary study endpoint was the reduction of pain and inflammation after surgery. In July 2012, we initiated a Phase 3 clinical trial for this product candidate and completed patient enrollment in November 2012 with 268 patients enrolled. In March 2013, we received positive top-line results that demonstrated a reduction of inflammation and pain after cataract surgery at a lower drug concentration compared to the current market leader.

In May 2013, we initiated the second Phase 3 clinical trial for this product candidate, which was completed in November 2013 with 248 patients enrolled. We received positive top-line results from this confirmatory Phase 3 clinical trial in December 2013. We plan to file an NDA in the first quarter of 2015 for this product candidate for the treatment of post-operative inflammation and prevention of eye pain in patients who have undergone cataract surgery.

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

In 2010, we discussed a development pathway for this product candidate with the FDA. DexaSite was included in the Phase 3 clinical trial SPA for AzaSite Plus, which allowed us to simultaneously evaluate both agents in a single Phase 3 clinical trial for the treatment of blepharitis. Per the SPA-approved protocol, the efficacy and safety of DexaSite was measured against the DuraSite vehicle for the primary clinical endpoint of resolution of clinical signs and symptoms of blepharitis at the end of the dosing period. DexaSite was also evaluated for the secondary clinical endpoint of clinical improvement of signs and symptoms of blepharitis. In November 2011, we initiated a Phase 3 clinical trial for this product candidate and completed patient enrollment in the clinical trial in September 2012. This study enrolled 907 patients and we announced top-line results in July 2013. DexaSite did not meet the primary endpoint of complete resolution of all clinical signs and symptoms of blepharitis. However, DexaSite did demonstrate statistically significant improvements in the disease’s clinical signs and symptoms at the end of treatment on Day 15. After ongoing meetings with the FDA, in July 2014, the FDA agreed that the results of the Phase 3 clinical trial could support marketing approval for blepharitis. We currently plan to file an NDA with the FDA in 2016 for DexaSite for the treatment of blepharitis.

In November 2013, we submitted a protocol to the FDA for Phase 3 clinical trials with respect to the use of DexaSite for the treatment of inflammation and prevention of eye pain in ocular surgery.

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

ISV-101: Filed an IND for this product candidate

We developed a topical formulation of the non-steroidal anti-inflammatory bromfenac to treat dry eye disease. In January 2011, we filed an IND with the FDA. We plan to initiate a Phase 1/2 clinical trial for this product candidate, but no time frame has been set.

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

Under the Akorn License, Inspire paid us license fees and a milestone payment totaling $32 million through FDA approval in April 2007. Akorn also pays us a royalty on net sales of AzaSite in North America. Akorn, and previously Merck prior to November 2013, was obligated to pay us 25% royalties under the Akorn License for the longer of (i) eleven years from the launch of the first product (August 13, 2007) or (ii) the period during which a valid claim under a patent licensed from us covers a licensed product. For five years after the first year of commercial sale, Merck was required to pay us the greater of the royalty discussed above or certain tiered minimum royalties, which minimum royalties terminated in September 2013. On June 10, 2014, we entered into an amendment to the Akorn License (the “Amendment”). Under the Amendment, Akorn paid us an amendment fee of $6.0 million in return for a lower royalty on net sales of AzaSite in North America. The $6.0 million was used by us to repurchase and cancel the AzaSite Notes (for further discussion, see Note 8). Effective April 1, 2014, for annual net sales of AzaSite, the royalty is (1) 8.0% on net sales less than $20.0 million, subject to increase to 9.0% in the event that Akorn enters into certain settlements with third parties seeking to launch generic versions of AzaSite, (2) 12.5% on net sales greater than or equal to $20.0 million and less than or equal to $50.0 million and (3) 15.0% on net sales in excess of $50.0 million. For annual net sales of AzaSite Xtra, the royalty would be 12.5% on net sales less than $30.0 million and 15.0% on net sales greater than or equal to $30.0 million. We waived any right to consent to any settlements regarding AzaSite (for further discussion, see Note 13) and agreed to cooperate to effectuate any such settlement. The royalties under the Akorn License are subject to certain reductions in the event of patent invalidity, third party licenses, generic competition and uncured material breach.

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

During the years ended December 31, 2014, 2013 and 2012, Merck/Akorn royalties and other revenues represented approximately 98%, 48% and 90%, respectively, of our total revenues.

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

Patents and Proprietary Rights

Patents and other proprietary rights are important to our business. Our policy is to file patent applications seeking to protect technology, inventions and improvements to our inventions that we consider valuable. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. Our DuraSite drug delivery products are made under patents and applications, and we have filed a number of patent applications in the United States relating to our DuraSite technology with delivery tips and drug compounds. Of these applications, six U.S. patents have been issued. We have four U.S. patents on our retinal drug delivery device that have been issued. Six U.S. patents have been issued related to our antibiotic programs with one application pending. At least eight other patent applications by us relating to the foregoing and other aspects of our business and potential business are also pending. Foreign counterparts of our patents have also been filed or issued in many countries.

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

United States Patent 8,778,999 titled “Non-Steroidal Anti-Inflammatory Ophthalmic Compositions” is owned by InSite Vision and will expire in March 2029. The product BromSite includes inventions under this patent. InSite Vision also owns pending foreign patent applications which claim priority to US Patent 8,778,999.

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

Research and Development

On December 31, 2014, our research and development staff numbered 25 people, of whom five have Ph.Ds. Our research and development expenses for the years ended December 31, 2014, 2013 and 2012 were as follows:

Research and Development Cost by Program

(in millions)

Program	2014	2013	2012
BromSite	$3.2	$4.2	$2.7
AzaSite Plus/DexaSite	0.2	1.2	6.6
New products and other	—	0.2	0.4
Programs—non-specific	5.7	6.0	5.8

Total	$9.1	$11.6	$15.5

For 2014, our BromSite program expenses were primarily related to costs to prepare to file an NDA with the FDA, which is currently expected to occur in the first quarter of 2015. Non-specific program costs, which comprised facility, internal personnel and stock-based compensation costs, are not allocated to a specific development program. If we are able to raise sufficient additional funding, we expect to incur additional R&D expense to file an NDA for BromSite in the first quarter of 2015, an NDA for DexaSite in 2016 and develop new product candidates.

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

The global ophthalmic pharmaceutical market is currently comprised of a number of large and well-established companies, including Novartis/Alcon Laboratories, Inc., Allergan, Inc., Santen Pharmaceutical Co., Ltd., Bausch + Lomb, Johnson & Johnson, and Pfizer. While there are many other large- and medium-sized companies participating in the ophthalmic market, smaller companies such as our own find it challenging to successfully develop and market products without entering into collaborations.

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

Executive Officers of the Company

As of February 18, 2015, our executive officers were as follows:

Name	Title	Age
Timothy Ruane	Chief Executive Officer and member of the Board	50
Louis Drapeau	Vice President and Chief Financial Officer	70
Lyle M. Bowman, Ph.D.	Vice President, Development	66
Kamran Hosseini, M.D., Ph.D.	Vice President, Clinical & Regulatory Affairs and Chief Medical Officer	50
Surendra Patel	Vice President, Operations & Quality	60

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

Louis Drapeau joined us on October 1, 2007 as Vice President and Chief Financial Officer and served as our interim Chief Executive Officer from October 2008 through November 2010. Mr. Drapeau served as Senior Vice President, Finance and Chief Financial Officer of Nektar Therapeutics, a biopharmaceutical company, from January 2006 until September 2007. From August 2002 to August 2005, Mr. Drapeau was Senior Vice President and Chief Financial Officer of BioMarin Pharmaceutical, a fully integrated biopharmaceutical company. From August 2004 to May 2005, Mr. Drapeau also held the position of Acting Chief Executive Officer of BioMarin. Prior to that, Mr. Drapeau spent over 30 years with Arthur Andersen including 19 years as an Audit Partner in Arthur Andersen’s Northern California Audit and Business Consulting practice, including 12 years as Managing Partner. Mr. Drapeau currently serves on the boards of Bio-Rad Laboratories, Inc. and Ampliphi Biosciences Corporation. He holds an undergraduate degree in mechanical engineering and a Masters in Business Administration from Stanford University.

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

Employees

As of December 31, 2014, we had 34 employees, 29 of whom were full time. None of our employees are covered by a collective bargaining agreement. We believe we have good employee relations. We also utilize independent consultants to provide services in certain areas of our scientific and business operations.

Item 1A.	Risk Factors

Risks Relating to Our Business

Our cash on hand, anticipated cash flow from operations and the net proceeds from our existing debt financing arrangements will only fund our business until approximately May 2015. We need to enter into a strategic transaction or raise additional funds in the near future, which funding could be difficult to obtain or could significantly dilute the value and rights of our common stock, and if not obtained in satisfactory amounts, may prevent us from developing our products, conducting clinical trials or otherwise taking advantage of future opportunities or growing our business, any of which could harm our business

Our independent auditors included an explanatory paragraph in their audit report to our consolidated financial statements for the year ended December 31, 2014, included in this report, referring to our recurring losses from operations, available cash balance and accumulated deficit and a substantial doubt about our ability to continue as a going concern.

We expect that our cash on hand, anticipated cash flow from operations and the net proceeds from our existing debt financing arrangements will only enable us to continue operations until approximately May 2015. At that point, or earlier if circumstances change from our current expectations, we will either have to enter into a strategic transaction or we will require substantial additional funding from the issuance of debt or equity securities, payments under existing or future collaboration agreements, asset sales or other sources. We cannot assure you that any strategic transaction or additional funding will be available on a timely basis, or on reasonable terms, or at all.

The current worldwide financing environment is challenging, particularly for smaller capitalized businesses such as ours, which combined with the negative results of our AzaSite Plus/DexaSite Phase 3 trial, challenges in our past relationship with Merck, uncertainties regarding our current and future relationship with Akorn and uncertainties regarding our ability to commercialize additional products could make it more difficult for us to raise funds on reasonable terms, or at all. If we issue additional equity securities, our stockholders will experience dilution, which could be substantial, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we raise funds through debt, we will have to pay interest and may be subject to restrictive covenants, which would restrict operating flexibility and could harm our business. In addition, the existence of the explanatory paragraph in the audit report may make it more difficult for us to raise additional financing, may adversely affect the terms of such financing and could prevent investors from purchasing our shares in the open market as certain investors may be restricted or precluded from investing in companies that have received this explanatory paragraph in an audit report. Further, the factors leading to the explanatory paragraph in the audit report may harm our ability to obtain additional funding and could make the terms of any such funding, if available, less favorable than might otherwise be the case. We sometimes receive inquiries related to strategic transactions and have and will continue to actively consider potential strategic transactions. If we are unable to secure additional financing or consummate a strategic transaction, we would have to cease operations and liquidate our assets.

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

Clinical trials are expensive, time-consuming and difficult to design, enroll and implement and there can never be any assurance that the results of such clinical trials will be favorable

Human clinical trials for our product candidates are very expensive and difficult to design, enroll and implement, in part because they are subject to rigorous regulatory requirements. A significant portion of our operating expenses in the past three years were incurred on our AzaSite Plus/DexaSite Phase 3 clinical trial and BromSite Phase 3 clinical trial. Despite the significant time, expense and resources devoted to the trial, the AzaSite Plus/DexaSite Phase 3 clinical trial did not meet its clinical endpoints as required by the FDA and the future development of these product candidates is uncertain. The clinical trial process is also time-consuming. We may experience difficulties or delays in enrolling our clinical trials, which can delay the trials and our ability to obtain ultimate approval of our product candidates. In addition, we require various clinical materials to conduct our clinical trials and any unavailability or delay in our ability to obtain these materials may delay our trials, cause them to be more expensive or preclude us from completing these trials, which would harm our ability to obtain approval for our product candidates and therefore harm our business. We estimate that any particular clinical trial may take over a year to complete and will be very expensive. Furthermore, we could encounter problems that might cause us to abandon or repeat clinical trials resulting in additional expense, further delays and potentially preventing the completion of such trials. The commencement and completion of clinical trials may be delayed or terminated due to several factors, including, among others:

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

For example, results from our 2008 Phase 3 clinical trial of AzaSite Plus for the treatment of blepharoconjunctivitis showed improved clinical outcomes as compared to treatment with a corticosteroid or antibiotic alone in the reduction of inflammatory signs and symptoms and bacterial eradication, respectively. However, the trial did not achieve its primary clinical endpoint as defined by the protocol. In 2013, our AzaSite Plus/DexaSite Phase 3 clinical trial also failed to meet its primary endpoint. The future development of these product candidates is unclear and we may not receive any return on our significant investments in AzaSite Plus or DexaSite. Moreover, we cannot assure you that we will be able to file an NDA for BromSite, in a timely manner or at all, or that we will ever achieve FDA approval for the commercialization of AzaSite Plus, DexaSite, or BromSite. Our lack of cash resources may cause us to have to delay filing NDAs for BromSite or DexaSite, delaying any FDA approvals and commercialization of either product.

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

The commercial success of our products is dependent on the diligent efforts of our corporate collaborators

Because we generally rely on third parties for the marketing and sale of our products, revenues that we receive will be highly dependent on the efforts and success of these third parties. In November 2013, Akorn acquired Inspire from Merck and Akorn became responsible for the commercialization of AzaSite in the United States. Prior to Akorn’s acquisition of Inspire, the monthly prescriptions and our earned royalty revenues on net sales of AzaSite by Merck had decreased significantly, a trend that has continued subsequent to Akorn’s acquisition of Inspire in November 2013. In June 2014, we amended the Akorn License to, among other things, reduce the royalty rate we receive to a tiered royalty percentage ranging from 8.0% to 15.0% of AzaSite net sales, depending on the level of such sales. We believe that our AzaSite royalties will likely decline further in future periods due to the reduced royalty rate and declining prescriptions for AzaSite. In addition, our partners, including Akorn, may terminate their relationships with us and/or may not diligently or successfully market or sell our products. Akorn can terminate the Akorn License at any time at its discretion. Akorn or other partners may also emphasize sales and marketing of their own or other products or pursue alternative or competing technologies or develop alternative products either on their own or in collaboration with others, including our competitors. In addition, marketing consultants and contract sales organizations that we use for our products may market products that compete with our products and we must rely on their efforts and ability to market and sell our products effectively.

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

In April 2011, we received a letter (Notice Letter) from Sandoz, Inc. (Sandoz) providing notice that Sandoz has filed an Abbreviated New Drug Application (ANDA) with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution (Sandoz Product) prior to the expiration of the five U.S. patents listed in the Orange Book for AzaSite which include four of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Sandoz ANDA filing, Sandoz alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed by the Sandoz Product. On May 26, 2011, we, Merck and Pfizer filed a patent infringement lawsuit against Sandoz and related entities. The plaintiff companies agreed that Merck will take the lead in prosecuting this lawsuit. On November 15, 2013, Akorn acquired Inspire from Merck and, as such, acquired the rights to AzaSite in North America. Akorn has taken the lead in prosecuting this lawsuit. Before the trial, the patents involved in the litigation were limited to the one Pfizer patent and three of our patents. On October 4, 2013, the United States District Court for the District of New Jersey entered a Final Judgment in favor of us and the other plaintiffs finding all the asserted claims of the patents in the litigation valid and infringed by Sandoz and related entities. The Court Order specified that the effective date of any FDA approval of a Sandoz ANDA for generic 1% azithromycin ophthalmic solution products would be no earlier than the expiration date of the patents in the litigation. On November 4, 2013, Sandoz filed an appeal of this decision to the United States Court of Appeals for the Federal Circuit. We and the other plaintiffs intend to vigorously contest any Sandoz assertions that these patents should have been found not infringed, invalid and/or unenforceable. An adverse decision on the issues of validity or enforceability on any such appeal would significantly harm our royalty revenue stream from AzaSite.

In May 2013, we received a Notice Letter that Mylan Pharmaceuticals, Inc. or Mylan, has filed an ANDA with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution, or the Mylan Product, prior to the expiration of the U.S. patents listed in the Orange Book for AzaSite, which include three of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Mylan ANDA filing, Mylan alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed upon by the Mylan Product. On June 14, 2013, we, Merck and Pfizer filed a patent infringement lawsuit against Mylan and a related entity. On November 15, 2013, Akorn acquired Inspire from Merck and, as such, acquired the rights to AzaSite in North America. The plaintiff companies have agreed that Akorn will take the lead in prosecuting this lawsuit. The filing of this lawsuit triggered an automatic stay, or bar, of the FDA’s approval of the ANDA for up to 30 months or until a final district court decision of the infringement lawsuit, whichever comes first. We and the other plaintiffs intend to vigorously enforce our patent rights relating to AzaSite and vigorously contest any Mylan assertions that these patents are invalid and/or unenforceable.

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

Our use of hazardous materials may pose environmental risks and liabilities which may cause us to incur significant costs

Our research, development and manufacturing processes involve the controlled use of small amounts of hazardous solvents used in pharmaceutical development and manufacturing, including acetic acid, acetone, acrylic acid, calcium chloride, chloroform, dimethyl sulfoxide, ethyl alcohol, hydrogen chloride, nitric acid, phosphoric acid and other similar solvents. We retain a licensed outside contractor that specializes in the disposal of hazardous materials used in the biotechnology industry to properly dispose of these materials, but we cannot completely eliminate the risk of accidental contamination or injury from these materials. Our cost for the disposal services rendered by our outside contractor was not material for the years ended 2014, 2013, or 2012, respectively. In the event of an accident involving these materials, we could be held liable for any damages that result and any such liability could exceed our resources. Moreover, as our business develops we may be required to incur significant costs to comply with federal, state and local environmental laws, regulations and policies, especially to the extent that we manufacture our own products.

Management and principal stockholders may be able to exert significant control on matters requiring approval by our stockholders

As of January 31, 2015, our management and principal stockholders (those owning more than 5% of our outstanding shares) together beneficially owned approximately 47% of our shares of common stock. As a result, our management and principal stockholders, acting together or individually, may be able to exert significant control on matters requiring approval by our stockholders, including the election of all or at least a majority of our Board of Directors, the approval of amendments to our charter, and the approval of business combinations and certain financing transactions. In September 2008, a group of our stockholders prevailed in a proxy contest that resulted in the replacement of all members of our Board of Directors.

The market prices for securities of biopharmaceutical and biotechnology companies such as ours have been and are likely to continue to be highly volatile due to reasons that are related and unrelated to our operating performance and progress; registration of the common stock underlying the warrants issued, or to be issued, pursuant to the Purchase Agreement we entered into in connection with our October 2014 debt financing, or the subsequent sale of such common stock, may cause our stock price to decline; we have not paid dividends in the past and do not anticipate doing so in the future

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances such as our current financial condition and need for substantial additional funding to continue our operations beyond May 2015, the audit report included in this annual report on Form 10-K for the year ended December 31, 2014 that included an explanatory paragraph referring to our recurring losses from operations, available cash balance and accumulated deficit and a substantial doubt about our ability to continue as a going concern, our ability to obtain new financing, any announcements or rumors regarding strategic alternatives we pursue or that terminate, our likelihood of raising additional funding, the status of our relationships or proposed relationships with third-party collaborators, including Akorn, the results of testing and clinical trials, future sales of equity or debt securities by us, the exercise of outstanding options and warrants that could result in dilution to our current holders of common stock, developments in our patents or other proprietary rights or those of our competitors, our failure to meet analyst expectations, any litigation regarding the same, technological innovations or new therapeutic products, governmental regulation, or public concern as to the safety of products developed by us or others and general market conditions concerning us, our competitors or other biopharmaceutical companies may have a significant effect on the market price of our common stock. For example, in the twelve months ended December 31, 2014, our closing stock price fluctuated from a high of $0.36 to a low of $0.12. Such fluctuations can lead to securities class action litigation and make it difficult to obtain financing. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

We have filed one registration statement with the Securities and Exchange Commission, or SEC, to register the resale of the common stock issuable upon exercise of the warrants issued pursuant to the Purchase Agreement we entered into in connection with our October 2014 debt financing. To the extent that we draw down additional amounts under the debt financing, we will be obligated to file one or more additional registration statements with the SEC to register the resale of the common stock issuable upon exercise of the warrants issued in connection with such additional borrowings. Filing of a registration statement, or the subsequent sale of the common stock covered by such registration statement, may cause our stock price to decline.

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

We currently lease approximately 39,123 square feet of research laboratory and office space located in Alameda, California. The facility includes laboratories for formulation, analytical, microbiology, pharmacology, quality control and development as well as a pilot manufacturing plant. The lease expires on December 31, 2020, and may be renewed by us for an additional 5-year term. In October 2010, we subleased approximately 11,640 square feet of office space at this facility. The sublease expired on January 31, 2015. On January 1, 2015, the existing leased space was expanded by approximately 5,000 square feet. We believe our existing facilities will be suitable and adequate to meet our needs for the immediate future.

Item 3.	Legal Proceedings

The Company is subject to various claims and legal actions during the ordinary course of its business.

In April 2011, the Company received a Notice Letter that Sandoz, Inc. or Sandoz, has filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution, or the Sandoz Product, prior to the expiration of the five U.S. patents listed in the Orange Book for AzaSite, which include four of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Sandoz ANDA filing, Sandoz alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed upon by the Sandoz Product. On May 26, 2011, we, Merck and Pfizer filed a patent infringement lawsuit against Sandoz and related entities. The plaintiff companies agreed that Merck would take the lead in prosecuting this lawsuit. Before the trial, the patents involved in the litigation were limited to the one Pfizer patent and three of our patents. On October 4, 2013, the United States District Court for the District of New Jersey entered a Final Judgment in favor of us and the other plaintiffs finding all the asserted claims of the patents in the litigation valid and infringed by Sandoz and related entities. The Court Order specified that the effective date of any FDA approval of a Sandoz ANDA for generic 1% azithromycin ophthalmic solution products would be no earlier than the expiration date of the patents in the litigation. On November 4, 2013, Sandoz filed an appeal of this decision to the United States Court of Appeals for the Federal Circuit. On November 15, 2013, Akorn acquired Inspire from Merck, and as such, acquired the rights to AzaSite in North America. Akorn has taken the lead in prosecuting this lawsuit. We and the other plaintiffs intend to vigorously contest any Sandoz assertions that these patents should have been found not infringed, invalid and/or unenforceable.

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

In May 2013, the Company received a Notice Letter that Mylan Pharmaceuticals, Inc. or Mylan, has filed an ANDA with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution, or the Mylan Product, prior to the expiration of the U.S. patents listed in the Orange Book for AzaSite, which include three of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Mylan ANDA filing, Mylan alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed upon by the Mylan Product. On June 14, 2013, we, Merck and Pfizer filed a patent infringement lawsuit against Mylan and a related entity. On November 15, 2013, Akorn acquired Inspire from Merck, and as such, acquired the rights to AzaSite in North America. The plaintiff companies have agreed that Akorn will take the lead in prosecuting this lawsuit. The filing of this lawsuit triggered an automatic stay, or bar, of the FDA’s approval of the ANDA for up to 30 months or until a final district court decision of the infringement lawsuit, whichever comes first. We and the other plaintiffs intend to vigorously enforce our patent rights relating to AzaSite and vigorously contest any Mylan assertions that these patents are invalid and/or unenforceable.

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

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol “INSV.” Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The following table sets forth the high and low closing sales prices for our common stock as reported by the OTC Bulletin Board for the periods indicated. These prices do not include retail mark-ups, mark-downs or commissions.

2014	High	Low
First Quarter	0.32	0.20
Second Quarter	0.20	0.12
Third Quarter	0.36	0.16
Fourth Quarter	0.35	0.17

2013	High	Low
First Quarter	0.36	0.28
Second Quarter	0.34	0.30
Third Quarter	0.34	0.17
Fourth Quarter	0.30	0.19

Dividends

We have never declared or paid dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. It is the present policy of our Board of Directors to retain our earnings, if any, for the development of our business.

Other Information

As of February 12, 2015, we had approximately 149 registered stockholders of record of our Common Stock. On February 12, 2015, the last sale price reported on the OTCBB for our common stock was $0.20 per share.

Stock Performance Graph

The following graph compares the percentage change in (i) the cumulative total stockholder return on our common stock from December 31, 2009 through December 31, 2014 with (ii) the cumulative total return on (a) the American Stock Exchange (U.S. Index) and (b) the American Stock Exchange (biotech) index. The comparison assumes (i) an investment of $100 on December 31, 2009 in each of the foregoing indices and (ii) reinvestment of dividends, if any.

The stock price performance shown on the graph below represents historical price performance and is not necessarily indicative of any future stock price performance.

	AMEX	ISV	AMEX BIOTECH
12/31/09	100	100	100
12/31/10	121	89	138
12/31/11	125	116	116
12/31/12	129	82	164
12/31/13	133	79	247
12/31/14	134	53	365

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

Recent Sales of Unregistered Securities

Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Major Developments” for a discussion of the 12% Senior Secured Notes and related warrants we sold in the fourth quarter of 2014.

Issuer Purchases of Securities

None.

Item 6.	Selected Financial Data

The comparability of the following selected financial data is affected by a variety of factors, and this data is qualified by reference to and should be read in conjunction with the audited financial statements and notes thereto and the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Annual Report on Form 10-K. The following table sets forth selected financial data for us for the five years ended December 31, 2014 (in thousands except per share amounts):

	Year Ended December 31,
(in thousands, except per share data)	2014	2013	2012	2011	2010
Statement of Operations Data
Revenues:
Royalties	$2,005	$14,787	$21,641	$15,138	$11,120
Sale of royalty rights, net	—	15,490	—	—	—
Licensing fee, milestone amortization and other	6,209	545	—	785	747

Total revenues	8,214	30,822	21,641	15,923	11,867

Expenses:
Research and development	9,134	11,578	15,479	7,337	4,974
General and administrative	5,721	5,754	5,781	5,645	4,511
Cost of revenues, principally royalties to third parties	578	385	1,062	1,917	1,727

Total expenses	15,433	17,717	22,322	14,899	11,212
Gain on extinguishment of debt	35,999	—	—	—	—
Interest expense and other, net	(3,516)	(7,896)	(9,494)	(10,167)	(10,248)
Change in fair value of warrant liability	1,497	572	1,898	2,201	—

Net income (loss)	$26,761	$5,781	$(8,277)	$(6,942)	$(9,593)

Net income (loss) per share:
Income (loss) per share—basic	$0.20	$0.04	$(0.06)	$(0.06)	$(0.10)

Income (loss) per share—diluted	$0.20	$0.04	$(0.06)	$(0.06)	$(0.10)

Weighted average shares used in per share calculation:
—Basic	131,951	131,951	131,951	111,769	94,774

—Diluted	132,385	132,433	131,951	111,769	94,774

	As of December 31,
(in thousands)	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,656	$8,251	$9,322	$26,395	$16,468
Working capital, exclusive of deferred revenues	(7,171)	(35,656)	(3,424)	14,303	14,104
Total assets	4,905	14,165	17,759	32,401	23,586
Secured notes payable	5,199	41,281	51,883	58,558	60,000
Accumulated deficit	(175,262)	(202,023)	(207,804)	(199,527)	(192,585)
Total stockholders’ deficit	$(7,502)	$(35,154)	$(41,869)	$(34,539)	$(42,220)

No cash dividends have been declared or paid by us since our inception.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We face significant challenges related to our lack of financial resources. We expect that our cash on hand, anticipated cash flow from operations and the net proceeds from our existing debt financing arrangements (for further discussion, see Note 1 and 8 to the consolidated financial statements included in this annual report) will only enable us to continue our operations as currently planned until approximately May 2015. Our independent auditors included an explanatory paragraph in their audit report related to our consolidated financial statements for the year ended December 31, 2014, referring to our recurring losses from operations, available cash balance and accumulated deficit and a substantial doubt about our ability to continue as a going concern.

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

•

BromSiteTM is a DuraSite formulation of bromfenac in development for the treatment of post-operative inflammation and prevention of post-operative eye pain. We initiated a Phase 1/2 clinical trial for this product candidate in August 2010 and we received positive top-line results from this study in the first quarter of 2011, which demonstrated the efficacy and safety of BromSite. In the third quarter of 2011, we completed an additional Phase 2 clinical trial to investigate the pharmacokinetics (PK) of BromSite in humans. We received positive top-line results that showed that the mean concentration of bromfenac in the aqueous humor of patients using BromSite was more than double compared to the currently available bromfenac eye product. In July 2012, we initiated a Phase 3 clinical trial for this product candidate and completed patient enrollment in November 2012. The BromSite Phase 3 clinical trial enrolled 268 patients undergoing cataract surgery in a two-arm trial designed to evaluate the efficacy and safety of BromSite against the DuraSite vehicle alone. In March 2013, we received positive top-line results from this Phase 3 clinical trial demonstrating statistically significant superiority compared to vehicle (p < 0.001) in alleviating ocular pain and inflammation among patients following cataract surgery. In May 2013, we initiated the second Phase 3 clinical trial for this product candidate, which was completed in November 2013 with 248 patients enrolled. We received positive top-line results from this confirmatory Phase 3 clinical trial in December 2013. We plan to file an NDA with the FDA in the first quarter of 2015 for this product candidate. In May 2014, the Swedish Medical Products Agency (MPA) concluded that the existing Phase 3 clinical data for BromSite was likely sufficient to support the filing of a Marketing Authorization Application (MAA) with the MPA. In July 2014, the U.S. Patent and Trademark Office (USPTO) issued a patent on BromSite. The patent provides protection for bromfenac formulations in DuraSite, including ISV-101, to August 8, 2029.

•

DexaSiteTM is a DuraSite formulation of dexamethasone in development for the treatment of ocular inflammation. In November 2011, we initiated a Phase 3 clinical trial for this product candidate in blepharitis and completed patient enrollment in the clinical trial in September 2012. This study enrolled 907 patients and we announced top-line results in July 2013. While DexaSite did not meet the primary endpoint of complete resolution of all clinical signs and symptoms of blepharitis, it demonstrated statistically significant improvements in the disease’s clinical signs and symptoms at the end of treatment on Day 15. After ongoing meetings with the FDA, in July 2014, the FDA agreed that the results of the Phase 3 clinical trial could support marketing approval for DexaSite for the treatment of blepharitis. During the fourth quarter of 2014, we executed post-Phase 3 regulatory meetings with European Health Authorities and the FDA to outline our proposed filings. We currently plan to file an NDA with the FDA in 2016 for this product in this indication. As a next step toward this filing, we will be executing additional regulatory meetings with European Health Authorities and the FDA during the first and second quarters of 2015 to attempt to harmonize the chemistry, manufacturing and controls (CMC) section in support of DexaSite NDA and MAA filings for this indication. In addition, in November 2013, we submitted a protocol to the FDA for Phase 3 clinical trials with respect to the use of DexaSite for the treatment of inflammation and prevention of eye pain in ocular surgery.

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

•

DuraSite® 2 is our next-generation enhanced drug delivery system, which is designed to provide a broad platform for developing superior ophthalmic therapeutics. DuraSite 2 is based on the original DuraSite technology, and incorporates a cationic polymer to achieve sustained and enhanced ocular delivery of drugs. DuraSite 2 is designed to increase the tissue penetration for topically delivered ocular drugs with the aim of improved efficacy and dosing convenience. In August 2013, the USPTO issued a patent on DuraSite 2. The patent provides protection to March 5, 2029 for both the delivery system and the drugs that are formulated with DuraSite 2. In November 2013, we obtained preclinical data from a comparative study that demonstrated superior drug retention and tissue penetration compared to DuraSite. We plan to utilize the DuraSite 2 platform in the development of all future pipeline products. We plan to initiate a broad licensing program that provides access to industry partners through both exclusive and non-exclusive licensing and/or commercialization agreements.

•

ISV-101 is a DuraSite formulation with a low concentration of bromfenac for the treatment of dry eye disease. We filed an Investigational New Drug Application (IND) with the FDA for this product candidate in the first quarter of 2011. We plan to initiate a Phase 1/2 clinical trial for this product candidate, but no time frame has been set.

Major Developments

Our major developments and events in 2014 included:

•	In May 2014, the MPA concluded that the existing Phase 3 clinical data for BromSite was likely sufficient to support the filing of a MAA with the MPA.

•

In June 2014, we amended the Akorn License. Akorn paid an amendment fee of $6.0 million in return for a lower royalty on net sales of AzaSite in North America. Effective April 1, 2014, for annual net sales of AzaSite, the royalty is (1) 8.0% on net sales less than $20.0 million, subject to increase to 9.0% in the event that Akorn enters into certain settlements with third parties seeking to launch generic versions of AzaSite, (2) 12.5% on net sales greater than or equal to $20.0 million and less than or equal to $50.0 million and (3) 15.0% on net sales in excess of $50.0 million. For annual net sales of AzaSite Xtra, the royalty would be 12.5% on net sales less than $30.0 million and 15.0% on net sales greater than or equal to $30.0 million.

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

•

In July 2014, the FDA agreed that the results of the DexaSite Phase 3 clinical trial could support marketing approval for DexaSite for the treatment of blepharitis. We plan to file an NDA for DexaSite with the FDA in 2016.

•

In October 2014, we entered into a Securities Purchase Agreement (Purchase Agreement) with certain purchasers (Purchasers) pursuant to which we agreed to sell 12% Senior Secured Notes (Notes) in an aggregate principal amount of up to $15 million and issue warrants to purchase shares of our common stock. In the last quarter of 2014, we sold and issued Notes to the Purchasers having an aggregate principal amount equal to $5.2 million and issued to the Purchasers warrants to purchase an aggregate 2,053,169 shares, 200,620 shares and 2,824,281 shares of common stock that are exercisable at $0.33, $0.31 and $0.26, respectively per share. The total loan commitment by the Purchasers pursuant to the Purchase Agreement is $7.8 million. Accordingly, we have the option to sell additional Notes in an aggregate principal amount of $2.6 million to the Purchasers. Our right to sell and issue additional Notes and to issue additional warrants in connection with such Notes expires on October 9, 2016.

Business Strategy

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

We estimate the fair value of share-based awards on the date of grant using the Black-Scholes option-pricing method (Black-Scholes method). The determination of fair value of share-based awards using an option-pricing model requires the use of certain estimates and assumptions that affect the reported amount of share-based compensation cost recognized in our Consolidated Statements of Operations. These include estimates of the expected term of share-based awards, expected volatility of our stock price, expected dividends and the risk-free interest rate. These estimates and assumptions are highly subjective and may result in materially different amounts should circumstances change and we employ different assumptions in future periods.

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

Results of Operations

Revenues.

Our revenues for the years ended December 31, 2014, 2013 and 2012 were, as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
AzaSite royalties	$2.0	$14.3	$19.5
Sale of royalty rights, net	—	15.5	—
Licensing fee	6.0	—	—
Besivance royalties	—	0.5	2.1
Other	0.2	0.5	—

Total	$8.2	$30.8	$21.6

For 2014, AzaSite royalties included $2.0 million of earned royalties based on net sales of AzaSite. Earned AzaSite royalties declined by 48% compared to 2013 due to a reduction of the royalty rate from 25% to 8%, effective on April 1, 2014, in connection with entry into the Amendment. In June 2014, we received a $6.0 million license fee for the amendment to the Akorn License. Revenues in 2014 also included $0.2 million from manufacturing equipment rental and the sale of bulk drug, azithromycin, to international partners.

For 2013, AzaSite royalties included $3.8 million of royalties based on net sales of AzaSite and an additional $10.5 million minimum royalty true-up payment by Merck. Earned royalties on AzaSite declined by 49% compared to 2012, which resulted from ceased sales promotion of AzaSite in August 2013 by Merck and a scheduled production suite upgrade at the manufacturing plant of AzaSite in the fourth quarter of 2013 which resulted in a supply shortage. The required minimum royalty for the fiscal year ended September 30, 2013, the measurement period pursuant to the terms of the Akorn License, was $19 million. Merck’s obligation to make minimum royalty payments terminated in September 2013 and Akorn’s obligation to pay earned royalties may be suspended upon the occurrence of certain events, such as a requirement by the FDA or other governmental agency to suspend the marketing of AzaSite or withdraw it from the market in the United States. See “Risk Factors,” “Liquidity and Capital Resources,” and Note 1 and 8 to our audited consolidated financial statements included in this Annual Report on Form 10-K.

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

For 2012, AzaSite royalties included $7.6 million of royalties based on net sales and an additional $11.9 million minimum royalty true-up payment by Merck, compared to $10.0 million of earned royalties and an additional $3.9 million minimum royalty true-up payment from Merck in 2011. The increase in royalties was driven by an increase in the required minimum royalty to $17 million for the fiscal year ended September 30, 2012, the measurement period pursuant to the terms of the Akorn License, and the pro-rata share of $19 million for the fiscal year ended September 30, 2013. In addition, a decline in net sales of AzaSite by Merck further increased the minimum royalty true-up payment. Earned AzaSite royalties declined by 24% compared to the same period in 2011. The increase in Besivance royalties in 2012 was driven by an increase in net sales of Besivance by Bausch & Lomb.

Research and development.

Our research and development activities can be separated into two major segments, research and clinical development. Research includes activities involved in evaluating a potential product, related preclinical testing and manufacturing. Clinical development includes activities related to filings with the FDA and the related human clinical testing required to obtain marketing approval for a potential product. The following represents the approximate cost of these activities for 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Research	$5,040	$4,977	$5,047
Clinical development	4,094	6,601	10,432

Total research and development	$9,134	$11,578	$15,479

Our research and development expenses by program for 2014, 2013 and 2012 (in millions) were:

Program	2014	2013	2012
BromSite	$3.2	$4.2	$2.7
AzaSite Plus/DexaSite	0.2	1.2	6.6
New products and other	—	0.2	0.4
Programs—non-specific	5.7	6.0	5.8

Total	$9.1	$11.6	$15.5

Research and development expenses were $9.1 million in 2014. For 2014, our BromSite program expenses were primarily related to costs to prepare to file an NDA with the FDA in the first quarter of 2015. Non-specific program costs, which comprised facility, internal personnel and stock-based compensation costs, are not allocated to a specific development program. If we are able to raise sufficient additional funding, we expect to incur additional R&D expense to file an NDA for BromSite in the first quarter of 2015, an NDA for DexaSite in 2016 and develop new product candidates.

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

Our future research and development expenses will depend on our ability to fund our business and the results and magnitude or scope of our clinical, preclinical and research activities and requirements imposed by regulatory agencies. Accordingly, our research and development expenses may fluctuate significantly from period to period. In addition, if we in-license or out-license rights to product candidates, our research and development expenses may fluctuate significantly.

General and administrative.

General and administrative expenses were $5.7 million, $5.8 million and $5.8 million in 2014, 2013 and 2012, respectively. In 2014, we incurred additional legal expenses from our on-going partnering and financing efforts. In 2013, we incurred higher legal and professional fees related to the sale of the Besivance royalty payment and international license agreements. In 2012, we incurred higher costs related to financial reporting services and investor relations.

Cost of revenues.

Our cost of revenues was $0.6 million, $0.4 million and $1.1 million for 2014, 2013 and 2012, respectively. Cost of revenues was primarily comprised of royalties accrued for third parties, including Pfizer, based on AzaSite net sales by Merck or Akorn.

Gain on extinguishment of debt.

Gain on extinguishment of debt was $36.0 million for the year ended December 31, 2014. On June 10, 2014, our Subsidiary and the noteholders entered into a Note Purchase Agreement in which the Subsidiary repurchased and cancelled the AzaSite Notes for a single payment of $6.0 million. As a result of the cancellation, the remaining principal on the AzaSite Notes of $41.3 million and accrued interest of $2.8 million was extinguished. In addition, the Subsidiary wrote-off the remaining balance of $2.1 million in debt issuance costs and incurred less than $0.1 million of legal and professional fees. For the year ended December 31, 2014, the gain on the extinguishment of debt represented basic and diluted net income per share of $0.27.

Interest expense and other, net.

Interest expense and other, net, was an expense of $3.5 million, $7.9 million and $9.5 million for 2014, 2013 and 2012, respectively. Interest expense was primarily due to the interest expense on the non-recourse AzaSite Notes issued in February 2008 and related amortization of the debt issuance costs incurred from our subsidiary’s issuance of the AzaSite Notes. Interest expense was lower in 2014 as a result of payments of principal in 2013 and the repurchase and cancellation of the AzaSite Notes in June 2014. 2014 also included $0.3 million of interest expense and related amortization of debt issuance costs related to the issuance of the Notes pursuant to the Purchase Agreement in the last quarter of 2014. Interest expense decreased in 2013 as a result of payments of principal on the AzaSite Notes.

Change in fair value of warrant liability.

Change in fair value of warrant liability was income of $1.5 million, $0.6 million and $1.9 million for 2014, 2013 and 2012, respectively. The income resulted from a decrease in the fair value of our warrant liability that was initially valued in July 2011 or the last quarter of 2014, and revalued as of December 31, 2014, 2013 and 2012. The decrease in fair value was primarily driven by a decrease in our stock price.

Liquidity and Capital Resources

In recent years, we have financed our operations primarily through private placements of equity securities, debt financings and payments from corporate collaborations. At December 31, 2014 and 2013, our cash, cash equivalents and short-term investments were $1.7 million and $8.3 million, respectively. It is our policy to invest our cash and cash equivalents in highly liquid securities, such as interest-bearing money market funds, treasury and federal agency notes. The current uncertain credit markets may affect the liquidity of such money market funds or other cash investments.

On October 9, 2014, we entered into the Purchase Agreement with the Purchasers pursuant to which we agreed to sell Notes in an aggregate principal amount of up to $15 million and issue warrants to purchase shares of our common stock. We sold and issued Notes to the Purchasers having an aggregate principal amount equal to $5.2 million and issued to the Purchasers warrants to purchase an aggregate of 2,053,169 shares, 200,620 shares and 2,824,281 shares of common stock that are exercisable at $0.33, $0.31 and $0.26, respectively. The total loan commitment by the Purchasers pursuant to the Purchase Agreement is $7.8 million. Accordingly, we have the option to sell additional Notes in an aggregate principal amount of $2.6 million to the Purchasers. Our right to sell and issue additional Notes and to issue additional warrants in connection with such Notes expires on October 9, 2016.

We have incurred significant losses since inception. As of December 31, 2014, our accumulated deficit was $175.3 million and cash and cash equivalents were $1.7 million. Further, we anticipate that our existing cash and short-term investment balances together with cash flows from operations will only be adequate to fund our cash requirements through May 2015. Our ability to fund our operations is dependent primarily upon our ability to raise additional funding, as well as our ability to execute on our business plan, including generating sufficient cash inflows from operating activities.

Our auditors have included an explanatory paragraph in their audit report referring to our recurring losses from operations, available cash balance and accumulated deficit and a substantial doubt about our ability to continue as a going concern. Absent additional funding from private or public equity or debt financings, collaborative or other partnering arrangements, including under the Akorn License, asset sales, or other sources, we expect that our cash on hand, anticipated cash flow from operations and current cash commitments to us will only be adequate to fund our operations until approximately May 2015. If we are unable to secure sufficient additional funding prior to that time, we will need to enter into a strategic transaction or else cease operations and liquidate our assets. Our financial statements were prepared on the assumption that we will continue as a going concern and do not include any adjustments that might result should we be unable to continue as a going concern.

Even if we are able to obtain additional financing in order to continue long-term operations beyond approximately May 2015, we will require and will seek additional funding through collaborative or other partnering arrangements, public or private equity or debt financings and from other sources. However, there can be no assurance that we will obtain interim or longer-term financing or that such funding, if obtained, will be sufficient to continue our operations as currently conducted or in a manner necessary for the continued development of our products or the long-term success of our company. If we raise funds through the issuance of debt securities, such debt will likely be secured by a security interest or pledge of all of our assets, will require us to make principal and interest payments, would likely include the issuance of warrants and may subject us to restrictive covenants. If we raise funds through one or more equity offerings, our stockholders may suffer substantial dilution.

Cash used in operating activities was $5.0 million and $10.3 million for 2014 and 2012. Cash provided by operating activities was $9.6 million for 2013. In 2014, we incurred approximately $3.4 million in direct costs related to our Phase 3 clinical trials and costs to prepare to file an NDA for BromSite and $0.5 million of additional legal expenses from our on-going partnering and financing efforts. In addition, we received a $6.0 million license fee for the amendment of the Akorn License. In 2013, we incurred approximately $5.4 million in direct costs related to our Phase 3 clinical trials for AzaSite/DexaSite and BromSite. In addition, in April 2013, we sold the rights to receive royalty payments on sales of Besivance, beginning on January 1, 2013, for $15 million at closing, with an additional $1 million paid in February 2014 after certain 2013 Besivance sales targets were met. Under the terms of the agreement, if the purchasers receive specified levels of total cash from the Besivance royalty, the royalty would be returned to us in whole or in part. Patent protection for Besivance in the United States expires in 2021. In 2012, we incurred approximately $9.3 million, respectively, in direct costs related to our Phase 3 clinical trials for AzaSite/DexaSite and BromSite.

Cash provided by investing activities was $4.7 million, $2.9 million and $16.4 million for 2014, 2013 and 2012, respectively. In 2014, 2013 and 2012, we converted $5.0 million, $3.0 million and $16.5 million, respectively, from short-term investments to cash and cash equivalents.

Cash used in financing activities was $1.3 million, $10.6 million and $6.7 million for 2014, 2013 and 2012, respectively. In 2014, 2013 and 2012, we made principal payments of $6.0 million, $10.6 million and $6.7 million, respectively, on the AzaSite Notes. In the last quarter of 2014, we completed private placement debt financing transactions in which we issued secured notes and issued warrants to purchase shares of common stock, which resulted in approximately $4.7 million in net proceeds after deducting placement agent and legal fees associated with the transactions. The Company incurred $0.5 million in placement agent and legal fees and $1.0 million (non-cash) for the initial valuation of the warrants issued with the Notes. These amounts are recorded as debt issuance costs and are amortized over the expected life of the Notes.

The tables below set forth the amount of cash that we raised for fiscal years 2012 through 2014 from debt financings.

Cash Received from Private Placements of Notes

Date	Net Proceeds	Type of Notes	Interest Rate	Maturity Date
October 2014	$2.1 million	Short-term Secured Notes	12%	October 2015*
November 2014	$0.2 million	Short-term Secured Notes	12%	November 2015*
December 2014	$2.4 million	Short-term Secured Notes	12%	December 2015*

*	The Notes have a maturity date of one year from the date of issuance, which may be extended for one year at our option. In the event we extend the maturity date, the interest rate increases to 14% per annum.

Our future capital expenditures and requirements will depend on numerous factors, including our ability to raise additional financing by May 2015 when we expect our cash resources to be depleted, the progress of our clinical testing, research and development programs and preclinical testing, the time and costs involved in obtaining regulatory approvals, our ability to successfully commercialize any products that we may launch in the future, our ability to establish collaborative arrangements, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in our existing collaborative and licensing relationships, acquisition of new businesses, products and technologies, the completion of commercialization activities and arrangements, and the purchase of additional property and equipment.

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

Contractual Obligations

The following table summarizes our significant contractual obligations as of December 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. Some of these amounts are based on management’s estimates and assumptions about these obligations including their duration, the possibility of renewal and other factors. Because these estimates are necessarily subjective, our actual payments in the future may vary from those listed in this table.

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 years
Facilities lease obligations(1)	4,623	696	1,498	1,603	826
Licensing agreement obligations(2)	1,800	450	900	450	—
Secured notes(3)	5,199	5,199	—	—	—
Interest expense on secured notes(4)	539	539	—	—	—

Total commitments	$12,161	$6,884	$2,398	$2,053	$826

(1)	We lease our facilities under a non-cancelable operating lease that expires in 2020.
(2)	We have entered into certain license agreements that require us to make royalty payments for the life of the licensed patents. The estimated royalties due under certain of these agreements are as noted for 2014 through 2018 based on future expected net sales of AzaSite.
(3)	Principal repayments are based on estimated payment dates.
(4)	Interest expense represents an estimate based on expected principal balance.

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

We have debt in the form of secured notes issued with fixed interest rates. As a result, our exposure to market risk caused by fluctuations in interest rates is minimal. We had $5.2 million in the Notes outstanding as of December 31, 2014, with a fixed interest rate of 12%. If the market interest rates were to increase by 10% from the December 31, 2014 levels, it would not result in an increase in interest expense. At December 31, 2014, our debt was reflected in the accompanying consolidated financial statements at face value.

The securities in our investment portfolio are not leveraged and are subject to minimal interest rate risk. Due to their original maturities of twelve months or less, the securities are classified as cash and cash equivalents or short-term investments. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio. While a hypothetical decrease in market interest rates by 10% from the December 31, 2014 levels would cause a decrease in interest income, it would not likely result in loss of principal.

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

The following Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm are included on the pages that follow:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

InSite Vision Incorporated

We have audited the accompanying consolidated balance sheets of InSite Vision Incorporated and its subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2014. InSite Vision Incorporated’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InSite Vision Incorporated and its subsidiaries as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, available cash balance and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Burr Pilger Mayer, Inc.

E. Palo Alto, California

February 18, 2015

INSITE VISION INCORPORATED

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,656	$3,251
Short-term investments	—	5,000
Accounts receivable	349	1,026
Other receivables	—	1,114
Prepaid expenses and other current assets	36	95
Debt issuance costs, net	1,267	2,248

Total current assets	3,308	12,734

Property and equipment, net	1,597	1,431

Total assets	$4,905	$14,165

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$611	$394
Accrued liabilities	660	2,184
Accrued compensation and related expense	1,655	1,090
Accrued royalties	892	776
Accrued interest	85	826
Lease incentive, current	186	154
Secured notes payable	5,199	41,281
Warrant liability	1,191	1,685

Total current liabilities	10,479	48,390
Deferred revenues	1,000	7
Lease incentive	928	922

Total liabilities	12,407	49,319

Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized; 131,951,033 shares issued and outstanding at December 31, 2014 and 2013	1,320	1,320
Additional paid-in capital	166,440	165,549
Accumulated deficit	(175,262)	(202,023)

Total stockholders’ deficit	(7,502)	(35,154)

Total liabilities and stockholders’ deficit	$4,905	$14,165

See accompanying notes to consolidated financial statements.

INSITE VISION INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2014	2013	2012
Revenues:
Royalties	$2,005	$14,787	$21,641
Sale of royalty rights, net	—	15,490	—
Licensing fee	6,000	—	—
Other product and service revenues	209	545	—

Total revenues	8,214	30,822	21,641

Expenses:
Research and development	9,134	11,578	15,479
General and administrative	5,721	5,754	5,781
Cost of revenues, principally royalties to third parties	578	385	1,062

Total expenses	15,433	17,717	22,322

Income (loss) from operations	(7,219)	13,105	(681)
Gain on extinguishment of debt	35,999	—	—
Interest expense and other, net	(3,516)	(7,896)	(9,494)
Change in fair value of warrant liability	1,497	572	1,898

Net income (loss)	$26,761	$5,781	$(8,277)

Net income (loss) per share:
Income (loss) per share—basic	$0.20	$0.04	$(0.06)

Income (loss) per share—diluted	$0.20	$0.04	$(0.06)

Weighted average shares used in per share calculation:
—Basic	131,951	131,951	131,951

—Diluted	132,385	132,433	131,951

See accompanying notes to consolidated financial statements.

INSITE VISION INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Common Stock
(in thousands, except share data)	Shares	Amount
Balances, December 31, 2011	131,951,033	1,320	163,668	(199,527)	(34,539)
Stock-based compensation	—	—	947	—	947
Net loss	—	—	—	(8,277)	(8,277)

Balances, December 31, 2012	131,951,033	1,320	164,615	(207,804)	(41,869)
Stock-based compensation	—	—	934	—	934
Net income	—	—	—	5,781	5,781

Balances, December 31, 2013	131,951,033	1,320	165,549	(202,023)	(35,154)
Stock-based compensation	—	—	891	—	891
Net income	—	—	—	26,761	26,761

Balances, December 31, 2014	131,951,033	$1,320	$166,440	$(175,262)	$(7,502)

See accompanying notes consolidated financial statements.

INSITE VISION INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$26,761	$5,781	$(8,277)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	335	107	95
Amortization of debt issuance costs	405	418	419
Amortization of lease incentive	(186)	—	—
Gain on extinguishment of debt	(35,999)	—	—
Stock-based compensation	891	934	947
Change in fair value of warrant liability	(1,497)	(572)	(1,898)
Changes in operating assets and liabilities:
Accounts receivable	677	4,224	(2,686)
Other receivables	1,114	(1,114)	—
Prepaid expenses and other current assets	59	49	(132)
Accounts payable	169	(283)	(26)
Accrued liabilities	(1,524)	656	1,124
Accrued compensation and related expense	565	(44)	156
Accrued royalties	116	(328)	140
Accrued interest	2,088	(212)	(133)
Deferred revenues	993	—	—

Net cash provided by (used in) operating activities	(5,033)	9,616	(10,271)

INVESTING ACTIVITIES:
Purchase of property and equipment, net	(277)	(85)	(127)
Decrease in short-term investments	5,000	2,999	16,496

Net cash provided by investing activities	4,723	2,914	16,369

FINANCING ACTIVITIES:
Proceeds from secured notes payable, net of issuance costs	4,715	—	—
Payment of secured notes payable	(6,000)	(10,602)	(6,675)

Net cash used in financing activities	(1,285)	(10,602)	(6,675)

Net increase (decrease) in cash and cash equivalents	(1,595)	1,928	(577)
Cash and cash equivalents at beginning of year	3,251	1,323	1,900

Cash and cash equivalents at end of year	$1,656	$3,251	$1,323

Supplemental disclosure of cash flow information:
Interest received	$1	$5	$17

Interest paid	$1,335	$7,694	$9,224

Income taxes received	$22	$—	$—

Income taxes paid	$1	$110	$1

Non-cash investing activities—Lease incentives	$224	$1,076	$—

Non-cash financing activities—Debt extinguishment	$36,047	$—	$—

Non-cash financing activities—Warrant issuance	$1,003	$—	$—

See accompanying notes to consolidated financial statements.

InSite Vision Incorporated

Notes to Consolidated Financial Statements

For the years ended December 31, 2014, 2013 and 2012

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

Historically, the Company has incurred substantial cumulative losses and negative cash flows from operations. Clinical trials and costs to prepare a New Drug Application (“NDA”) for the Company’s product candidates with the U.S. Food and Drug Administration (“FDA”) are very expensive and difficult, in part because they are subject to rigorous regulatory requirements. As of December 31, 2014, the Company’s accumulated deficit was $175.3 million and its cash and cash equivalents were $1.7 million. Further, the Company anticipates that its existing cash and cash equivalent balances, together with cash flows from operations, and the net proceeds from existing debt financing arrangements (See Note 8, “Secured Notes Payable” for further discussion) will only be adequate to fund its cash requirements through May 2015. Management’s plans include exploring strategic alternatives or raising additional financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

Principles of Consolidation. The consolidated financial statements include the accounts of InSite Vision Incorporated as well as its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Industry Segment and Geographic Information. The Company operates in one segment and is focused on developing drugs and drug delivery systems principally for ophthalmic indications. The Company had limited foreign-based operations for the years ended December 31, 2014, 2013 and 2012. All long-lived assets are located in the United States.

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

Property and Equipment. Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is provided over the estimated useful lives of the respective assets, which range from three to five years, using the straight-line method. Leasehold improvements and property acquired under capital leases are amortized over the lives of the related leases or their estimated useful lives, whichever is shorter, using the straight-line method. Depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 was $335,000, $107,000 and $95,000, respectively. The costs of repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets. The Company periodically assesses the recoverability of its long-lived assets for which an indicator of impairment exists by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If the Company concludes that the carrying value will not be recovered, the Company measures the amount of such impairment by comparing the fair value to the carrying value. For the years ended December 31, 2014, 2013 and 2012, no impairment of property and equipment was recorded.

Patents. As a result of the Company’s research and development efforts, the Company has obtained, or is applying for, a number of patents to protect proprietary technology and inventions. All costs associated with patents for product candidates under development are expensed as incurred. As of December 31, 2014 and 2013, the Company had no capitalized patent costs.

Debt Issuance Costs. Debt issuance costs paid to third parties are capitalized and amortized over the life of the underlying debt, using the effective interest method. Amortization of debt issuance costs for the years ended December 31, 2014, 2013 and 2012 were $405,000, $418,000 and $419,000, respectively, and are included in interest expense and other, net in the Consolidated Statements of Operations. See Note 8, “Secured Notes Payable” for further discussion of the underlying debt.

Warrant Liability. The Company issued warrants to purchase shares of the Company’s common stock in connection with a private placement equity financing transaction in July 2011 and private placement debt financing transactions in the fourth quarter of 2014. The Company accounted for these warrants as a liability measured at fair value due to a provision included in the warrant agreements that provides the warrant holders with an option to require the Company (or its successor) to purchase their warrants for cash in the event of a “Fundamental Transaction” (as defined in the warrant agreements). The actual amount of cash required if the option is exercised would be determined using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) as determined in accordance with the terms of the warrant agreements. The fair value of the warrant liability is estimated using the Black-Scholes Model, which requires inputs such as the remaining term of the warrants, share price volatility and risk-free interest rate. These assumptions are reviewed on a monthly basis and changes in the estimated fair value of the outstanding warrants are recognized each reporting period in the Consolidated Statements of Operations under “Change in fair value of warrant liability.”

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

As of December 31, 2014 and 2013, less than $0.1 million and $8.2 million, respectively, of the Company’s cash, cash equivalents and short-term investments consisted of Level 1 Treasury-backed government securities or money market funds that are measured at fair value on a recurring basis.

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

As discussed above, the fair value of the warrant liability, determined using Level 3 criteria, was initially recorded on the grant date and remeasured at December 31, 2014 and 2013 using the Black-Scholes Model, which requires inputs such as the remaining term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop.

The fair value of the warrant liability was estimated using the following weighted-average assumptions, as determined in accordance with the terms of the warrant agreements, at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Risk-free interest rate	0.9%	0.8%
Remaining term (years)	2.4	2.5
Expected dividends	0.0%	0.0%
Volatility	101.2%	100.0%

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

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities for the year ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013
Beginning balance	$1,685	$2,257
Initial fair value of warrants as of issuance	1,003	—
Net decrease in fair value of warrant liability on remeasurement	(1,497)	(572)

Ending balance	$1,191	$1,685

The initial value of the warrants issued in 2014 were recorded as “Debt issuance costs, net” in the Consolidated Balance Sheets. The net decrease in the estimated fair value of the warrant liability was recognized as income under “Change in fair value of warrant liability” in the Consolidated Statements of Operations.

Revenue Recognition. The Company recognizes revenue when four basic criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. The Company has arrangements with multiple revenue-generating elements. The Company analyzes its multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting. An item can generally be considered a separate unit of accounting if both of the following criteria are met: (i) the delivered item(s) has value to the customer on a stand-alone basis and (ii) the arrangement includes a general right of return and delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. Items that cannot be divided into separate units are combined with other units of accounting, as appropriate. Consideration received is allocated among the separate units based on the unit’s selling price and is recognized in full when the criteria are met. The Company deems service to be rendered if no continuing obligation exists on the part of the Company.

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

The Company occasionally issues stock options and warrants to consultants of the Company in exchange for services. The Company has valued these options and warrants using the Black-Scholes option pricing model, at each reporting period and has recorded charges to operations over the vesting periods of the individual stock options or warrants. Such charges amounted to approximately $1,000, $8,000 and $56,000 during the years ended December 31, 2014, 2013 and 2012, respectively.

Net Income (Loss) per Share. Basic net income (loss) per share has been computed using the weighted-average number of common shares outstanding during the period. Dilutive net income (loss) per share is computed using the sum of the weighted-average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options and warrants. Potentially dilutive securities have been excluded from the computation of diluted net income (loss) per share in 2014, 2013 and 2012 as their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,
(in thousands, except per share data)	2014	2013	2012
Numerator:
Net income (loss)	$26,761	$5,781	$(8,277)

Denominator:
Weighted-average shares outstanding	131,951	131,951	131,951
Effect of dilutive securities:
Stock options	434	482	—

Weighted-average shares outstanding for diluted loss	132,385	132,433	131,951

Net income (loss) per share:
Basic	$0.20	$0.04	$(0.06)

Diluted	$0.20	$0.04	$(0.06)

For the year ended December 31, 2012, due to the loss applicable to common stockholders, loss per share is based on the weighted average number of common shares only, as the effect of including equivalent shares from stock options and warrants would be anti-dilutive. At December 31, 2014, 2013 and 2012, 40,179,706, 31,407,604 and 28,156,898 options and warrants, respectively, were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

Comprehensive Income (Loss). Comprehensive income (loss) is the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. The consolidated comprehensive income (loss) for the Company was equal to the net income (loss) attributable to the Company for the years ended December 31, 2014, 2013 and 2012.

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

Significant Customers and Risk. All revenues recognized and/or deferred were primarily from AzaSite licensees. The Company is entitled to receive royalty revenues from net sales of AzaSite under the terms of its agreement with Inspire. Inspire was acquired by Merck in May 2011 and subsequently acquired by Akorn in November 2013. Accordingly, all trade receivables are concentrated with these parties during the years ended December 31, 2014, 2013 and 2012. Under the terms of the license with Inspire, Inspire, through its applicable parent company, has significant influence over the commercial success of AzaSite. Revenues from Akorn/Merck represented approximately 98%, 48% and 90% of total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, in April 2013, the Company sold its rights to receive royalty payments relating to sales of Besivance and the amounts received in this sale represented 50% of the Company’s revenues for the year ended December 31, 2013.

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

2. License Agreements

In December 2003, the Company completed the sale of its drug candidate for the treatment of ocular infections to Bausch & Lomb Incorporated (“Bausch & Lomb”), wholly-owned by Valeant Pharmaceuticals International, Inc. (“Valeant”) as of August 2013, pursuant to a Purchase Agreement and a License Agreement. Accordingly, Besivance was developed by Bausch & Lomb. In May 2009, the United States Food and Drug Administration (“FDA”) approved Besivance to treat bacterial conjunctivitis (pink eye). Besivance was launched in the United States by Bausch & Lomb in the last half of 2009. In 2011, Besivance was launched internationally in select countries. During the years ended December 31, 2012, the Company recognized $2,126,000 of royalties related to net sales of Besivance by Bausch & Lomb. In April 2013, the Company sold the rights to receive royalty payments on sales of Besivance, beginning on January 1, 2013, for $15 million at closing, with an additional $1 million paid in February 2014 after certain 2013 Besivance sales targets were met. $0.5 million of Besivance royalties previously recorded in 2013 were netted against the sales price. Under the terms of the agreement, if the purchasers receive specified levels of total cash from the Besivance royalty, the royalty would be returned to the Company in whole or in part. Patent protection for Besivance in the United States expires in 2021.

On February 15, 2007, the Company entered into a license agreement for AzaSite® (the “Akorn License”) with Inspire Pharmaceuticals, Inc. (“Inspire”). In May 2011, Merck & Co. (“Merck”) acquired Inspire and Inspire became a wholly-owned subsidiary of Merck. In November 2013, Akorn, Inc. (“Akorn”) acquired Inspire from Merck and Inspire became a wholly-owned subsidiary of Akorn. Under the Akorn License, the Company licensed to Inspire exclusive development and commercialization rights in the United States and Canada for topical anti-infective products containing azithromycin as the sole active ingredient for human ocular or ophthalmic indications. The Company also granted Inspire an exclusive sublicense under the Pfizer patent rights the Company has licensed under the Pfizer License discussed below. Inspire has the right to grant sublicenses under the terms of the Akorn License.

Akorn, due to its acquisition of Inspire, pays the Company a royalty on net sales of AzaSite in the United States and Canada. Prior to the June 2014 amendment discussed below, the royalty rate was 25% of net sales of AzaSite in North America. Akorn is obligated to pay the Company royalties under the Akorn License for the longer of (i) eleven years from the launch of the first product or (ii) the period during which a valid claim under a patent exists. Until September 30, 2013, Merck paid the Company certain minimum royalties. The royalties are subject to certain reductions in the event of patent invalidity, generic competition, uncured material breach under the Akorn License or in the event that Akorn is required to pay license fees to third parties for the continued use of AzaSite. Akorn may also terminate the Akorn License at any time upon 6 months’ notice.

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

On June 20, 2013, the Company and Merck entered into an amendment to the Akorn License. The amendment granted back to the Company, the right to develop and commercialize AzaSite Xtra™ in the United States and Canada. The amendment also granted Akorn the exclusive option, but not the obligation, to re-acquire the exclusive right to develop and commercialize AzaSite Xtra in the United States and Canada. The option can be exercised during the period commencing on the effective date of the amendment and ending on the date that is ten (10) business days following the first regulatory approval of AzaSite Xtra in the United States, unless the Akorn License is earlier terminated or has expired in accordance with its terms. Upon exercise of the option, Akorn is required to pay the Company a one-time payment. In addition, in the event that Akorn exercises the option, Akorn will be obligated to pay the Company royalties on net sales of AzaSite Xtra.

On June 10, 2014, the Company entered into an amendment to the Akorn License (the “Amendment”). Under the Amendment, Akorn paid the Company an amendment fee of $6.0 million in return for a lower royalty on net sales of AzaSite in North America. The $6.0 million was used by the Company to repurchase and cancel the AzaSite Notes (see Note 8, “Secured Notes Payable” for further discussion). Pursuant to the Amendment, effective April 1, 2014, for annual net sales of AzaSite, the royalty is (1) 8.0% on net sales less than $20.0 million, subject to increase to 9.0% in the event that Akorn enters into certain settlements with third parties seeking to launch generic versions of AzaSite, (2) 12.5% on net sales greater than or equal to $20.0 million and less than or equal to $50.0 million and (3) 15.0% on net sales in excess of $50.0 million. For annual net sales of AzaSite Xtra, the royalty would be 12.5% on net sales less than $30.0 million and 15.0% on net sales greater than or equal to $30.0 million. The Company waived any right to consent to any settlements regarding AzaSite (see Note 13, “Legal Proceedings” for further discussion) and agreed to cooperate to effectuate any such settlement.

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

During the years ended December 31, 2014, 2013 and 2012, the Company recognized $2.0 million, $14.3 million and $19.5 million, respectively, of royalties related to the Akorn License. During the years ended December 31, 2014 and 2013, the Company recognized $0.1 million and $0.5 million, respectively, of revenue from Akorn for manufacturing equipment rental and the sale of the active ingredient, azithromycin.

On February 15, 2007, the Company entered into a worldwide, exclusive, royalty-bearing license agreement with Pfizer Inc. (“Pfizer”) under Pfizer’s patent family titled “Method of Treating Eye Infections with Azithromycin” for ocular anti-infective product candidates known as AzaSite and AzaSite Plus (the “Pfizer License”). Under the Pfizer License, the Company is required to pay Pfizer a low single digit royalty based on net sales of the licensed products and to use reasonable commercial efforts to seek regulatory approval for and market licensed products. The Pfizer License provides the Company the right to grant sublicenses thereunder, subject to Pfizer’s prior approval, which approval shall not be unreasonably withheld. Pfizer approved the sublicense granted to Akorn, and previously to Merck prior to November 2013. Based on the royalty reports provided by Merck and Akorn, for the years ended December 31, 2014, 2013 and 2012, the Company recorded third-party royalties of $0.5 million, $0.4 million and $1.1 million, respectively, due primarily under the Pfizer License.

The Company has entered into, and will continue to pursue additional licensing agreements, corporate collaborations and service contracts. There can be no assurance that the Company will be able to negotiate acceptable collaborative, licensing or service agreements, or that the existing arrangements will be successful or renewed or will not be terminated.

3. Short-term Investments

As of December 31, 2014, the Company had no short-term investments. As of December 31, 2013, the Company had $5.0 million in short-term investments. The Company’s investment policy is to limit the risk of principal loss and to ensure safety of invested funds by generally attempting to limit market risk. Accordingly, the Company’s short-term investments were invested in U.S. Treasury securities with original maturities of 12 months or less. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings. At December 31, 2013, the unrealized gains on these short-term investments were insignificant.

4. Accounts Receivable

Accounts receivable represent amounts due to the Company from its licensees or former licenses, including Akorn and other third parties. At December 31, 2014, accounts receivable included $0.3 million due from Akorn for earned royalties on net sales of AzaSite and manufacturing equipment rental. At December 31, 2013, accounts receivable included $1.0 million for reaching certain 2013 Besivance sales targets related to the sale of the rights to receive Besivance royalty payments. At December 31, 2014 and 2013, the Company did not record a bad debt allowance related to any accounts receivable as all amounts were reasonably expected to be collected. The need for a bad debt allowance is evaluated each reporting period based on the Company’s assessment of the collectability of such amounts.

5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2014	2013
Laboratory and other equipment	$2,408	$1,445
Leasehold improvements	663	45
Furniture and fixtures	49	14
Construction in Progress	—	1,115

	3,120	2,619
Accumulated depreciation and amortization	(1,523)	(1,188)

Property and equipment, net	$1,597	$1,431

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

In the fourth quarter of 2014, the Company completed private placement debt financing transactions, see Note 8, “Secured Notes Payable” for further discussion. In connection with the debt financings, the Company issued warrants to purchase up to 2,053,169 shares, 200,620 shares and 2,824,281 shares of common stock that are exercisable at $0.33, $0.31 and $0.26, respectively, per share and expire five years from the date of issuance.

As discussed in Note 1, “Business and Summary of Significant Accounting Policies”, the warrants issued in 2011 and 2014 included a provision that provides the warrant holders with an option to require the Company (or its successor) to purchase the warrants for cash in an amount equal to the Black-Scholes value in the event of a “Fundamental Transaction” (as defined in the warrant agreements). Accordingly, the fair value of the warrants at the issuance date was estimated using the Black-Scholes Model, as determined in accordance with the terms of the warrant agreements, and the Company recorded an initial warrant liability valuation of $6.4 million in 2011 and $1.0 million in 2014. The Company remeasured the warrant liability at December 31, 2014 and 2013, and recorded a decrease to the warrant liability of approximately $1.5 million and $0.6 million, respectively, which was recognized as income in the Company’s Consolidated Statement of Operations for the years ended December 31, 2014 and 2013. Additional disclosures regarding assumptions used in calculating the fair value of the warrant liability are included in Note 1, “Business and Summary of Significant Accounting Policies.”

7. Lease Incentive

On August 1, 2013, the Company and Legacy Partners I Alameda, LLC entered into the fifth amendment to the Company’s lease, dated September 1, 1996, which covers the Company’s space at 965 Atlantic Avenue and 2020 Challenger Drive, in Alameda, California. Under the terms of the amendment, the term of the Company’s lease was extended until December 2020 and the Company was eligible to receive up to $1.3 million from Legacy Partners for leasehold improvements for both buildings.

For the years ended December 31, 2014 and 2013, the Company incurred $0.2 million and $1.1 million, respectively, for leasehold improvements under the terms of the amendment for both buildings. The lease incentives were recognized as reductions of rental expense on a straight-line basis over the term of the lease. As of December 31, 2013, the leasehold improvements had not placed in service and were recorded as Construction in Progress, see Note 5, “Property and Equipment, net.” The leasehold improvements were placed in service during the first quarter of 2014 and amortized over the life of the lease or their estimated useful lives, whichever is shorter, using the straight-line method. As of December 31, 2014, $0.9 million of the lease incentives were classified as long-term and $0.2 million were classified as current in the Company’s Consolidated Balance Sheets. As of December 31, 2013, the reimbursement of $1.1 million from Legacy Partners was recorded as Other receivables in the Company’s Consolidated Balance Sheets. As of December 31, 2014, there was no remaining reimbursement receivable from Legacy Partners.

8. Secured Notes Payable

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

For the quarter ended December 31, 2013, the Subsidiary received insufficient royalties to make the interest payment in full that was due on February 15, 2014. The Company had the ability to make-up this shortfall with its own cash resources. This shortfall in the interest payment was not an event of default. However, if the Company did not pay in full the shortfall (plus interest thereon) by May 15, 2014, the Subsidiary would trigger an event of default under the indenture. The Company had no intention to pay this shortfall. Accordingly, an event of default was likely on May 15, 2014. To the extent that an event of default occurred, the bondholders could seek available remedies, which included foreclosure on the Subsidiary, which would mean the Company would lose all interest in AzaSite Royalty Sub and lose its right to receive AzaSite royalties in North America. The Company’s ability to receive future revenue from sales of AzaSite was dependent on the Company’s subsidiary repaying the AzaSite Notes and interest in a timely fashion. If the Company’s subsidiary did not cure the expected event of default, the Company was highly unlikely to receive future revenue from AzaSite. Based on earned royalty levels, the earned royalties would not cover future required interest payments. As such, as of December 31, 2013, $41.3 million of secured notes was classified as current along with the unamortized debt issuance costs.

For the quarter ended March 31, 2014, the Subsidiary received insufficient royalties to make the interest payments in full that were due on the notes. Accordingly, an event of default occurred on May 15, 2014.

On June 10, 2014, the Subsidiary and the noteholders entered into a Note Purchase Agreement under which the Subsidiary repurchased and cancelled the AzaSite Notes for a single payment of $6.0 million. The $6.0 million payment to the noteholders was funded by the $6.0 million amendment fee paid by Akorn pursuant to the Amendment. As a result of the cancellation, the remaining principal on the AzaSite Notes of $41.3 million and accrued interest of $2.8 million was extinguished. In addition, the Subsidiary wrote-off the remaining balance of $2.1 million in debt issuance costs and incurred less than $0.1 million of legal and professional fees. In the Consolidated Statement of Operations for the year ended December 31, 2014, the unpaid principal of $35.3 million and unpaid interest of $2.8 million, less the write-off of debt issuance costs of $2.1 million and legal fees, totaling $36.0 million, are included under “Gain on Extinguishment of Debt” and represented basic and diluted net income per share of $0.27. In the Consolidated Statement of Cash Flows for the year ended December 31, 2014, $36.0 million is included under “Non-cash financing activities – Debt extinguishment.”

In the fourth quarter of 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers (the “Purchasers”) pursuant to which the Company agreed to sell 12% Senior Secured Notes (the “Notes”) in an aggregate principal amount of up to $15 million and issue warrants to purchase shares of the Company’s common stock. The Company sold and issued Notes to the Purchasers and issued to the Purchasers warrants to purchase shares of the Company’s common stock, as follows:

Date Issued	Aggregate Principal Amount	Warrant Shares	Warrant Exercise Price
October 9, 2014	$2.4 million	2,053,169	$0.33
November 21, 2014	$0.2 million	200,620	$0.31
December 10, 2014	$2.6 million	2,824,281	$0.26

Total	$5.2 million	5,078,070

The total loan commitment by the Purchasers pursuant to the Purchase Agreement is $7.8 million. Accordingly, the Company has the option to sell additional Notes in an aggregate principal amount of $2.6 million to the Purchasers. The Company’s right to sell and issue additional Notes and to issue additional warrants in connection with such Notes expires on October 9, 2016.

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

Riverbank Capital Securities acted as the placement agent (the “Placement Agent”) for the offering of Notes and warrants pursuant to the Purchase Agreement and received $311,800, a 6% cash commission on the gross proceeds from the sale of the Notes and issuance of the warrants on October 9, 2014. Timothy McInerney, the Chairman of the Board of the Company and a member of the Company’s Board of Directors, is a principal of the Placement Agent and is a Purchaser in the offering of Notes and warrants under the same terms as the other Purchasers.

The Company incurred $0.5 million in placement agent and legal fees and $1.0 million (non-cash) for the initial valuation of the warrants issued with the Notes. These amounts are recorded as debt issuance costs and are amortized using the effective interest rate method.

9. Commitments and Contingencies

The Company has entered into certain license agreements that require it to make royalty payments for the life of the licensed patents. The estimated royalty payments related to the net sales of AzaSite in North America are approximately $1.8 million for the period 2015 through 2018. These contractual obligations are reflected in the Company’s financial statements once the related obligation becomes due.

The Company conducts its operations from leased facilities in Alameda, California under non-cancelable operating lease agreements that expire in December 2020. Lease payments include rent and the Company’s pro-rata share of operation expenses. The Company subleases a portion of the facility under a lease agreement that expired on January 31, 2015. Lease income includes rent and a pro-rata share of operation expenses. For accounting purposes, the Company is amortizing all rent payments, receipts and lease incentives ratably over the life of the lease. Rent expense for the years ended December 31, 2014, 2013 and 2012, was $314,000, $583,000, and $697,000, respectively. Future minimum lease payments under the operating lease and future cash receipts from the sublease, are as follows (in thousands):

Year Ending December 31,	Operating Lease Cash Payments	Operating Sublease Cash Receipts	Operating Lease Cash Payments, net
2015	$709	$13	$696
2016	736	—	736
2017	762	—	762
2018	788	—	788
2019	815	—	815
2020 and thereafter	826	—	826

	$4,636	$13	$4,623

10. Income Taxes

Provision for Income Taxes

There was no provision for income taxes for the years ended December 31, 2014, 2013 and 2012 due to the Company’s net operating losses.

Income tax provision related to continuing operations differ from the amounts computed by applying the statutory income tax rate of 34% to pretax loss as follows (in thousands):

	2014	2013	2012
Tax provision at federal statutory rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	0.0%	0.0%	0.0%
Warrant liability	-1.9%	-3.4%	7.8%
Other permanent differences	0.0%	0.1%	0.0%
Credits	-4.1%	-11.9%	0.0%
Credit Reserves	4.4%	0.0%	0.0%
Expiring net operating losses	0.0%	0.0%	-15.0%
True up of deferred tax assets	0.0%	0.0%	0.0%
Valuation allowance	-32.4%	-18.8%	-26.8%

Effective tax rate	0.0%	0.0%	0.0%

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes as of December 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$31,342	$39,555
Tax credit carryforwards	7,937	8,936
Capitalized research and development	9,244	11,746
Depreciation	162	165
Other	2,114	1,251

Total deferred tax assets	50,799	61,653
Valuation allowance	(50,799)	(61,653)

Net deferred tax assets	$—	$—

Realization of the Company’s deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. During the years ended December 31, 2014 and 2013, the valuation allowance decreased by $10.9 million and $1.0 million, respectively.

At December 31, 2014, the Company had net operating loss carryforwards for federal income tax purposes of approximately $80.4 million, which expire in the years 2022 through 2034 and federal tax credits of approximately $5.2 million, which expire in the years 2018 through 2034. At December 31, 2014, the Company also had net operating loss carryforwards for state income tax purposes of approximately $66.7 million, which expire in the years 2016 through 2034, and state research and development tax credits of approximately

$5.4 million, which carry forward indefinitely. The reduction of net operating loss carryforwards from the prior year is due primarily to debt forgiveness that was excluded from taxable income but resulted in a reduction of net operating loss carryforwards for federal and state purposes and expiring net operating losses.

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

The valuation allowance includes amounts of benefit at both December 31, 2014 and 2013 related to stock-based compensation and exercises, prior to the implementation of Accounting Standards Codification 515 and 718 that will be credited to additional paid-in capital when realized.

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

The Company files income tax returns in the U.S. federal and California jurisdictions. The Company is no longer subject to tax examinations for years before 2011 for federal returns and 2010 for California returns, except to the extent that it utilizes net operating losses or tax credit carryforwards that originated before those years. The Company is not currently under audit by any major tax jurisdiction nor has it been in the past.

The Company had the following activity relating to unrecognized tax benefits (in thousands):

	2014	2013	2012
Beginning Balance	—	—	—
Tax positions related to current year:
Additions:
Federal	110	—	—
State	108	—	—

Total	218	—	—
Reductions	—	—	—
Tax positions related to prior years:
Additions
Federal	1,179	—	—
State	1,249	—	—

Total	2,428	—	—
Reductions	—	—	—
Settlements	—	—	—
Lapses in Statutes of Limitations	—	—	—

Ending Balance	2,646	—	—

Although it is reasonably possible that certain unrecognized tax benefits may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities, the Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. During the years ended December 31, 2014 and 2013, no interest or penalties were required to be recognized relating to unrecognized tax benefits.

11. Common Stock Warrants

The following table shows outstanding warrants as of December 31, 2014, issued in the July 2011 private placement financing transaction and in private placement debt financing transactions that closed in the fourth quarter of 2014. All of the outstanding warrants have cashless exercise provisions in the event the registration statement registering the resale of the shares of common stock issuable upon exercise of the warrants is not effective or the prospectus forming a part of the registration statement is not current. All warrants are exercisable for common stock.

Date Issued	Warrant Shares	Exercise Price	Expiration Date	Cash if Exercised
July 18, 2011	14,791,376	$0.75	July 18, 2016	$11,093,532
October 9, 2014	2,053,169	$0.33	October 9, 2019	$677,546
November 21, 2014	200,620	$0.31	November 21, 2019	$62,192
December 10, 2014	2,824,281	$0.26	December 10, 2019	$734,313

Total	19,869,446			$12,567,583

12. Stock-Based Compensation

Equity Incentive Program

In 2007, the Company’s stockholders approved the Company’s 2007 Performance Incentive Plan (the “2007 Plan”), which provides for grants of options and other equity-based awards to the Company’s employees, directors and consultants. Options granted under this plan, and its predecessor plan, expire 10 years after the date of grant and become exercisable at such times and under such conditions as determined by the Company’s Board of Directors (generally, with 25% vesting after one year and the balance vesting on a daily basis over the next three years of service). Upon termination of the optionee’s service, unvested options terminate and vested options generally expire three months thereafter, if not exercised. Only nonqualified stock options have been granted under this plan to date. On January 1 of each calendar year during the term of the 2007 Plan, the shares of common stock available for issuance under the 2007 Plan will be increased by the lesser of (i) 2% of the total outstanding shares of common stock on December 31 of the preceding calendar year and (ii) 3,000,000 shares. The Board of Directors of the Company delayed the effectiveness of the January 1, 2015 increase in the number of shares available for issuance under the 2007 Plan until such time as (i) the Board determines otherwise, or (ii) the Company’s stockholders approve an increase in the authorized shares of common stock under the Company’s Certificate of Incorporation (as amended).

Employee Stock Purchase Plans

The Company maintained an employee stock purchase plan, adopted in 1994 and amended thereafter (the “Purchase Plan”), until August 2009. In August 2009, the Purchase Plan was suspended. No new offering period will commence and no additional shares will be added to the Purchase Plan under its evergreen provision unless and until approved by the Company’s Board of Directors. The Purchase Plan operated in 24-month “offering periods” that are each divided into four six-month “purchase periods.” The Purchase Plan allowed eligible employees to purchase Common Stock at 85% of the lower of the fair market value of the Common Stock on the first day of the applicable offering period or the fair market value of the Common Stock on the last day of the applicable purchase period. Purchases were limited to 10% of each employee’s eligible compensation, subject to certain Internal Revenue Service restrictions. All of the Company’s employees were eligible to participate in the Purchase Plan after certain service periods were met. The number of shares available for issuance under the Purchase Plan was automatically increased on the first trading day in January each calendar year, by an amount equal to 0.5% of the total number of shares of Common Stock outstanding on the last trading day in December in the immediately preceding calendar year, but in no event will any such annual increase exceed 125,000 shares. No shares have been issued under the Purchase Plan since 2009. As of December 31, 2014, there was no remaining unrecorded deferred stock-based compensation expense related to the Purchase Plan. As of December 31, 2014, 515,183 shares were reserved for issuance under the Purchase Plan.

Stock-based Compensation

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument.

The effect of recording stock-based compensation for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Stock-based compensation expense by type of award:
Employee stock options	$890	$926	$891
Non-employee stock options Scientific Advisory Board stock options	1	8	56

Total stock-based compensation	$891	$934	$947

Stock-based compensation included in expense line items in the Consolidated Statements of Operations for the year ended December 31, 2014, 2013 and 2012 was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Research and development	$351	$331	$271
General and administrative	540	603	676

	$891	$934	$947

During the years ended December 31, 2014 and 2013, respectively, the Company granted options to purchase 3,939,500 and 4,124,374 shares of common stock with an estimated total grant date fair value of $0.7 million and $0.9 million. Based on the Company’s historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 10% for its options for all periods disclosed. Accordingly, for the years ended December 31, 2014 and 2013, the Company estimated that the stock-based compensation for the awards not expected to vest was $0.2 million and $0.3 million, respectively.

As of December 31, 2014 and 2013, the unrecorded deferred stock-based compensation balances related to stock options were $1.0 million and $1.2 million, respectively, and will be recognized over an estimated weighted-average amortization period of 2.4 years.

Fair Value Assumptions

The fair value of each option grant is estimated using the Black-Scholes valuation model on the date of grant and the graded-vesting method with the following weighted-average assumptions:

	Year ended December 31,
Stock Options	2014	2013	2012
Risk-free interest rate	1.7%	0.9%	0.7%
Expected term (years)	5	5	5
Expected dividends	0.0%	0.0%	0.0%
Volatility	88.1%	89.9%	90.9%

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

The following is a summary of activity under the Company’s stock option plans for the indicated periods:

	Number of shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	11,003,963	$0.41

Granted	4,047,500	0.42
Exercised	—	0.00
Forfeited	(784,223)	0.37
Expired	(901,718)	0.38

Outstanding at December 31, 2012	13,365,522	0.42	7.69	$156

Granted	4,124,374	0.31
Exercised	—	0.00
Forfeited	(323,479)	0.33
Expired	(68,433)	0.62

Outstanding at December 31, 2013	17,097,984	0.39	7.22	195

Granted	3,939,500	0.27
Exercised	—	0.00
Forfeited	(108,190)	0.33
Expired	(184,653)	0.61

Outstanding at December 31, 2014	20,744,641	$0.37	6.82	$—

Options vested and expected to vest at December 31, 2014	20,211,174	$0.37	6.76	$—
Options exercisable at December 31, 2014	14,750,731	$0.39	6.04	$—

At December 31, 2014, the Company had 3,513,717 shares of common stock available for grant under its 2007 Plan. The weighted average grant date fair value of options granted during the years ended December 31, 2014, 2013 and 2012 was $0.19, $0.21 and $0.29, respectively. No options were exercised during the year ended December 31, 2014, 2013 and 2012.

At December 31, 2013 and 2012, options to purchase 11,094,139 and 7,752,944 shares of common stock were exercisable at weighted-average exercise prices of $0.41 and $0.42, per share, respectively.

13. Legal Proceedings

The Company is subject to various claims and legal actions during the ordinary course of its business.

In April 2011, the Company received a Notice Letter that Sandoz, Inc. or Sandoz, has filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution, or the Sandoz Product, prior to the expiration of the five U.S. patents listed in the Orange Book for AzaSite, which include four of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Sandoz ANDA filing, Sandoz alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed upon by the Sandoz Product. On May 26, 2011, we, Merck and Pfizer filed a patent infringement lawsuit against Sandoz and related entities. The plaintiff companies agreed that Merck would take the lead in prosecuting this lawsuit. Before the trial, the patents involved in the litigation were limited to the one Pfizer patent and three of our patents. On October 4, 2013, the United States District Court for the District of New Jersey entered a Final Judgment in favor of us and the other plaintiffs finding all the asserted claims of the patents in the litigation valid and infringed by Sandoz and related entities. The Court Order specified that the effective date of any FDA approval of a Sandoz ANDA for generic 1% azithromycin ophthalmic solution products would be no earlier than the expiration date of the patents in the litigation. On November 4, 2013, Sandoz filed an appeal of this decision to the United States Court of Appeals for the Federal Circuit. On November 15, 2013, Akorn acquired Inspire from Merck, and as such, acquired the rights to AzaSite in North America. Akorn has taken the lead in prosecuting this lawsuit. We and the other plaintiffs intend to vigorously contest any Sandoz assertions that these patents should have been found not infringed, invalid and/or unenforceable.

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

In May 2013, the Company received a Notice Letter that Mylan Pharmaceuticals, Inc. or Mylan, has filed an ANDA with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution, or the Mylan Product, prior to the expiration of the U.S. patents listed in the Orange Book for AzaSite, which include three of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Mylan ANDA filing, Mylan alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed upon by the Mylan Product. On June 14, 2013, we, Merck and Pfizer filed a patent infringement lawsuit against Mylan and a related entity. On November 15, 2013, Akorn acquired Inspire from Merck, and as such, acquired the rights to AzaSite in North America. The plaintiff companies have agreed that Akorn will take the lead in prosecuting this lawsuit. The filing of this lawsuit triggered an automatic stay, or bar, of the FDA’s approval of the ANDA for up to 30 months or until a final district court decision of the infringement lawsuit, whichever comes first. We and the other plaintiffs intend to vigorously enforce our patent rights relating to AzaSite and vigorously contest any Mylan assertions that these patents are invalid and/or unenforceable.

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

14. Quarterly Results (Unaudited)

The following table is a summary of the quarterly results of operations for the years ended December 31, 2014 and 2013. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The Company’s operating results for any quarter are not necessarily indicative of results for any future period.

	2014
(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$1,153	$6,349	$360	$352
Cost of revenues	138	158	159	123
Gross profit	1,015	6,191	201	229
Income (loss) from operations	(3,472)	2,256	(2,915)	(3,088)
Net income (loss)	(4,679)	37,149	(3,280)	(2,429)
—basic	$(0.04)	$0.28	$(0.02)	$(0.02)
—diluted	$(0.04)	$0.28	$(0.02)	$(0.02)

	2013
(In thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$5,260	$19,240	$5,254	$1,068
Cost of revenues	85	167	130	3
Gross profit	5,175	19,073	5,124	1,065
Income (loss) from operations	355	13,972	1,319	(2,541)
Net income (loss)	(1,921)	12,116	579	(4,993)
—basic	$(0.01)	$0.09	$0.00	$(0.04)
—diluted	$(0.01)	$0.09	$0.00	$(0.04)

15. Subsequent Events

On January 29, 2015, the Company entered into a license agreement with Nicox S.A. (“Nicox”), a France-based publicly traded company, for the development and commercialization of AzaSite (1% azithromycin), AzaSite Xtra (2% azithromycin) and BromSite (0.075% bromfenac) in Europe, Middle East and Africa (105 total countries). Under the terms of the license, the Company received an upfront payment of $3.0 million and will potentially receive $13.75 million in milestone payments. It will also receive tiered, mid-single digit to double-digit royalties on the net sales of these three products.

Under the license agreement, Nicox can request up to twelve full-time equivalent (“FTE”) employees from the Company to assist with presenting data to regulatory authorities in the European Union, obtaining European Union regulatory approvals and dealing with the approved product manufacturer in the United States. Nicox has agreed to reimburse the Company for the use of its employees. Should the twelve FTE employees be needed for a full year, the reimbursement to the Company would be approximately $3.6 million.

A joint collaboration and development committee will oversee further product development of the licensed products for the European Union including AzaSite Xtra and any additional indications for BromSite. The Company has the right to utilize the jointly developed data for regulatory approval outside of the Nicox territory including in the United States. Each company will bear 50% of the development cost.

The Company evaluated subsequent events through the date on which the financial statements were issued, and has determined that there are no additional subsequent events that require adjustments or the addition of disclosure to the financial statements for the year ended December 31, 2014.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (Evaluation Date). Based upon the evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls include controls and procedures designed to reasonably ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—2013 Integrated Framework. Based on its assessment using those criteria, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Exchange act Rule 13a-15(f)) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Information regarding our executive officers appears under the heading “Executive Officers of the Company” in Item 1 of Part I of this Annual Report on Form 10-K.

(b) The remaining information required by this Item will appear under the headings labeled “Proposal One—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement and such required information is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will appear under the headings labeled “Director Compensation – Fiscal 2014,” “Compensation Discussion and Analysis,” “2014 Summary Compensation Table,” “2014 Grants of Plan Based Awards,” “Outstanding Equity Awards at 2014 Fiscal Year End,” “ 2014 Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change in Control,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of our Proxy Statement and such required information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will appear under the headings labeled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement and such required information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will appear under the headings labeled “Certain Relationships and Related Transactions” and “Family Relationships and Director Independence” of our Proxy Statement and such required information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Independent Auditor Fees

The information required by this Item will appear under the headings labeled “Proposal Two – Ratification of Independent Registered Public Accounting Firm” of our Proxy Statement and such required information is incorporated herein by reference.

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

Dated: February 18, 2015

INSITE VISION INCORPORATED

By:	/S/ LOUIS DRAPEAU
Louis Drapeau
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

Name	Capacity	Date

/s/ TIMOTHY RUANE Timothy Ruane	Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2015

/s/ LOUIS DRAPEAU Louis Drapeau	Chief Financial Officer (Principal Financial and Accounting Officer)	February 18, 2015

/s/ BRIAN LEVY Brian Levy, O.D. M.Sc.	Director	February 18, 2015

/s/ TIMOTHY MCINERNEY Timothy McInerney	Chairman of Board, Director	February 18, 2015

/s/ ROBERT O’HOLLA Robert O’Holla	Director	February 18, 2015

/s/ CRAIG A. TOOMAN Craig A. Tooman	Director	February 18, 2015

/s/ ANTHONY J. YOST Anthony J. Yost	Director	February 18, 2015

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation as filed with the Delaware Secretary of State on October 25, 1993.	10-K	000-22332	3.2	(1)

3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 11, 1997.	S-3	333-36673	4.1	9-29-97

3.3	Certificate of Correction of the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 26, 1997.	S-3	333-36673	4.2	9-29-97

3.4	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock as filed with the Delaware Secretary of State on July 3, 2002.	10-Q	001-14207	4.5	11-14-02

3.5	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on June 3, 1994.	S-3	333-126084	4.2	6-23-05

3.6	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on July 20, 2000.	10-K	001-14207	3.7	3-15-07

3.7	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on June 1, 2004.	10-K	001-14207	3.8	3-15-07

3.8	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on October 23, 2006.	10-Q	001-14207	3.7	11-14-06

3.9	Amended Bylaws.	8-K	000-22332	3.1	12-16-11

4.1	Reference is made to Exhibits 3.1 through 3.9.

4.2	Securities Purchase Agreement, entered into on October 9, 2014, between InSite Vision Incorporated, Riverbank Capital Securities, Inc., and the purchasers party thereto.	8-K	000-22332	10.1	10-16-14

4.3	Amendment No. 1 to Securities Purchase Agreement, entered into on November 21, 2014, between InSite Vision Incorporated, Riverbank Capital Securities, Inc., and the purchasers party thereto.	S-1	333-201052	10.33	12-18-2014

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.4	Form of Warrant to Purchase Common Stock issued pursuant to the Securities Purchase Agreement entered into on October 9, 2014, as amended.	8-K	000-22332	4.1	10-16-14

10.1*	InSite Vision Incorporated Amended and Restated Employee Stock Purchase Plan adopted October 15, 2007.	8-K	001-14207	10.4	10-19-07

10.2*	InSite Vision Incorporated 1994 Stock Option Plan (Amended and Restated as of December 15, 1997).	S-8	333-60057	99.1	7-28-98

10.3*	InSite Vision Incorporated 2007 Performance Incentive Plan.	8-K	001-14207	10.1	10-19-07

10.4*	Form of Nonqualified Stock Option Agreement (2007).	8-K	001-14207	10.2	10-19-07

10.5*	Form of Incentive Stock Option Agreement (2007).	8-K	001-14207	10.3	10-19-07

10.6*	Form of Indemnification Agreement between the Company and its directors and officers.	8-K	000-22332	10.1	7-31-14

10.7*	Form of Employee’s Proprietary Information and Inventions Agreement.	S-1	333-68024	10.7	8-27-93

10.8	Facilities Lease, dated September 1, 1996, between the Registrant and Alameda Real Estate Investments.	10-K	000-22332	10.17	3-5-97

10.9	Amendment No. 1 to Marina Village Office Tech Lease, dated July 20, 2001 and effective January 1, 2002.	10-Q	001-14207	10.40	11-14-01

10.10	Amendment No. 3 to Marina Village Office Tech Lease, dated November 28, 2006.	10-K	001-14207	10.50	3-15-07

10.11§	Exclusive License Agreement, dated as of February 15, 2007, by and between the Company and Pfizer, Inc. and Pfizer Products, Inc.	10-Q	001-14207	10.2	5-10-07

10.12§	License Agreement, dated as of February 15, 2007, by and between the Company and Inspire Pharmaceuticals, Inc.	10-Q	001-14207	10.1	5-10-07

10.13§	Trademark License Agreement, dated as of February 15, 2007, by and between the Company and Inspire Pharmaceuticals, Inc.	10-Q	001-14207	10.5	5-10-07

10.14§	First Amendment to License Agreement, dated as of August 9, 2012, by and between the Company and Inspire Pharmaceuticals, Inc.	10-Q	000-22332	10.1	8-14-12

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.15	Purchase and Sale Agreement, dated as of February 21, 2008, by and between Azithromycin Royalty Sub LLC and the Company.	10-Q	001-14207	10.1	5-12-08

10.16	Note Purchase Agreement, dated as of February 21, 2008, by and among Azithromycin Royalty Sub LLC, the Company and the purchasers named therein.	10-Q	001-14207	10.2	5-12-08

10.17	Indenture, dated as of February 21, 2008, by and between Azithromycin Royalty Sub LLC and U.S. Bank National Association.	10-Q	001-14207	10.3	5-12-08

10.18	Pledge and Security Agreement made by the Company to U.S. Bank National Association, as Trustee, dated February 21, 2008.	10-Q	001-14207	10.4	5-12-08

10.19	Residual License Agreement by and between Azithromycin Royalty Sub LLC and the Company dated February 21, 2008.	10-Q	001-14207	10.5	5-12-08

10.20*	InSite Vision Incorporated Annual Bonus Plan.	10-Q	001-14207	10.1	8-11-08

10.21*	InSite Vision Incorporated Severance Plan.	8-K	001-14207	10.1	4-29-09

10.22*	Offer letter, by and between the Company and Louis Drapeau, dated October 29, 2008.	10-K/A	001-14207	10.37	4-30-09

10.23*	Offer letter, by and between the Company and Timothy Ruane, dated December 1, 2010.	8-K	000-22332	10.1	11-30-10

10.24	Form of Securities Purchase Agreement, dated July 12, 2011.	8-K	000-22332	10.1	7-18-11

10.25	Form of Common Stock Warrant issued pursuant to Securities Purchase Agreement, dated July 12, 2011.	8-K	000-22332	4.1	7-18-11

10.26*	Option Cancellation Agreement, by and between the Company and Timothy Ruane, dated December 27, 2012.	8-K	000-22332	10.1	12-31-12

10.27§	Royalty Purchase Agreement, by and among SWK Funding LLC and Bess Royalty, L.P. and InSite Vision Incorporated, dated as of April 2, 2013.	10-Q	000-22332	10.1	5-9-13

10.28§	Second Amendment to License Agreement, entered into on June 20, 2013, by and between InSite Vision Incorporated and Inspire Pharmaceuticals.	10-Q/A	000-22332	10.1	10-7-13

10.29	Amendment No. 5 to Marina Village Office Tech Lease, dated August 1, 2013.	10-Q	000-22332	10.1	11-13-13

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.30	Note Purchase Agreement, entered into on June 10, 2014, between Azithromycin Royalty Sub LLC and the noteholders party thereto.	8-K	000-22332	10.1	6-13-14

10.31	Third Amendment to License Agreement, entered into on June 10, 2014, between InSite Vision Incorporated, Akorn, Inc. and Inspire Pharmaceuticals.	8-K	000-22332	10.2	6-13-14

10.32	Securities Purchase Agreement, entered into on October 9, 2014, between InSite Vision Incorporated, Riverbank Capital Securities, Inc., and the purchasers party thereto.	8-K	000-22332	10.1	10-16-14

10.33	Amendment No. 1 to Securities Purchase Agreement, entered into on November 21, 2014, between InSite Vision Incorporated, Riverbank Capital Securities, Inc., and the purchasers party thereto.	S-1	333-201052	10.33	12-18-2014

10.34	Security Agreement, entered into on October 9, 2014, between InSite Vision Incorporated and U.S. Bank National Association.	8-K	000-22332	10.2	10-16-14

10.35	Form of 12% Senior Secured Note.	8-K	000-22332	10.3	10-16-14

10.36	Form of Warrant to Purchase Common Stock issued pursuant to the Securities Purchase Agreement entered into on October 9, 2014, as amended.	8-K	000-22332	4.1	10-16-14

21.1	Subsidiaries of the Company.					X

23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm.					X

24.1	Reference is hereby made to the Power of Attorney included on the signature page to this Annual Report on Form 10-K.					X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

101	The following materials from Insite Vision, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.					X

(1)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.
§	Confidential treatment has been granted with respect to certain portions of this agreement.
*	Management contract or compensatory plan.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation as filed with the Delaware Secretary of State on October 25, 1993.	10-K	000-22332	3.2	(1)

3.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 11, 1997.	S-3	333-36673	4.1	9-29-97

3.3	Certificate of Correction of the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Delaware Secretary of State on September 26, 1997.	S-3	333-36673	4.2	9-29-97

3.4	Certificate of Designations, Preferences and Rights of Series A-1 Preferred Stock as filed with the Delaware Secretary of State on July 3, 2002.	10-Q	001-14207	4.5	11-14-02

3.5	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on June 3, 1994.	S-3	333-126084	4.2	6-23-05

3.6	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on July 20, 2000.	10-K	001-14207	3.7	3-15-07

3.7	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on June 1, 2004.	10-K	001-14207	3.8	3-15-07

3.8	Certificate of Amendment to Restated Certificate of Incorporation as filed with the Delaware Secretary of State on October 23, 2006.	10-Q	001-14207	3.7	11-14-06

3.9	Amended Bylaws.	8-K	000-22332	3.1	12-16-11

4.1	Reference is made to Exhibits 3.1 through 3.9.

4.2	Securities Purchase Agreement, entered into on October 9, 2014, between InSite Vision Incorporated, Riverbank Capital Securities, Inc., and the purchasers party thereto.	8-K	000-22332	10.1	10-16-14

4.3	Amendment No. 1 to Securities Purchase Agreement, entered into on November 21, 2014, between InSite Vision Incorporated, Riverbank Capital Securities, Inc., and the purchasers party thereto.	S-1	333-201052	10.33	12-18-2014

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.4	Form of Warrant to Purchase Common Stock issued pursuant to the Securities Purchase Agreement entered into on October 9, 2014, as amended.	8-K	000-22332	4.1	10-16-14

10.1*	InSite Vision Incorporated Amended and Restated Employee Stock Purchase Plan adopted October 15, 2007.	8-K	001-14207	10.4	10-19-07

10.2*	InSite Vision Incorporated 1994 Stock Option Plan (Amended and Restated as of December 15, 1997).	S-8	333-60057	99.1	7-28-98

10.3*	InSite Vision Incorporated 2007 Performance Incentive Plan.	8-K	001-14207	10.1	10-19-07

10.4*	Form of Nonqualified Stock Option Agreement (2007).	8-K	001-14207	10.2	10-19-07

10.5*	Form of Incentive Stock Option Agreement (2007).	8-K	001-14207	10.3	10-19-07

10.6*	Form of Indemnification Agreement between the Company and its directors and officers.	8-K	000-22332	10.1	7-31-14

10.7*	Form of Employee’s Proprietary Information and Inventions Agreement.	S-1	333-68024	10.7	8-27-93

10.8	Facilities Lease, dated September 1, 1996, between the Registrant and Alameda Real Estate Investments.	10-K	000-22332	10.17	3-5-97

10.9	Amendment No. 1 to Marina Village Office Tech Lease, dated July 20, 2001 and effective January 1, 2002.	10-Q	001-14207	10.40	11-14-01

10.10	Amendment No. 3 to Marina Village Office Tech Lease, dated November 28, 2006.	10-K	001-14207	10.50	3-15-07

10.11§	Exclusive License Agreement, dated as of February 15, 2007, by and between the Company and Pfizer, Inc. and Pfizer Products, Inc.	10-Q	001-14207	10.2	5-10-07

10.12§	License Agreement, dated as of February 15, 2007, by and between the Company and Inspire Pharmaceuticals, Inc.	10-Q	001-14207	10.1	5-10-07

10.13§	Trademark License Agreement, dated as of February 15, 2007, by and between the Company and Inspire Pharmaceuticals, Inc.	10-Q	001-14207	10.5	5-10-07

10.14§	First Amendment to License Agreement, dated as of August 9, 2012, by and between the Company and Inspire Pharmaceuticals, Inc.	10-Q	000-22332	10.1	8-14-12

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.15	Purchase and Sale Agreement, dated as of February 21, 2008, by and between Azithromycin Royalty Sub LLC and the Company.	10-Q	001-14207	10.1	5-12-08

10.16	Note Purchase Agreement, dated as of February 21, 2008, by and among Azithromycin Royalty Sub LLC, the Company and the purchasers named therein.	10-Q	001-14207	10.2	5-12-08

10.17	Indenture, dated as of February 21, 2008, by and between Azithromycin Royalty Sub LLC and U.S. Bank National Association.	10-Q	001-14207	10.3	5-12-08

10.18	Pledge and Security Agreement made by the Company to U.S. Bank National Association, as Trustee, dated February 21, 2008.	10-Q	001-14207	10.4	5-12-08

10.19	Residual License Agreement by and between Azithromycin Royalty Sub LLC and the Company dated February 21, 2008.	10-Q	001-14207	10.5	5-12-08

10.20*	InSite Vision Incorporated Annual Bonus Plan.	10-Q	001-14207	10.1	8-11-08

10.21*	InSite Vision Incorporated Severance Plan.	8-K	001-14207	10.1	4-29-09

10.22*	Offer letter, by and between the Company and Louis Drapeau, dated October 29, 2008.	10-K/A	001-14207	10.37	4-30-09

10.23*	Offer letter, by and between the Company and Timothy Ruane, dated December 1, 2010.	8-K	000-22332	10.1	11-30-10

10.24	Form of Securities Purchase Agreement, dated July 12, 2011.	8-K	000-22332	10.1	7-18-11

10.25	Form of Common Stock Warrant issued pursuant to Securities Purchase Agreement, dated July 12, 2011.	8-K	000-22332	4.1	7-18-11

10.26*	Option Cancellation Agreement, by and between the Company and Timothy Ruane, dated December 27, 2012.	8-K	000-22332	10.1	12-31-12

10.27§	Royalty Purchase Agreement, by and among SWK Funding LLC and Bess Royalty, L.P. and InSite Vision Incorporated, dated as of April 2, 2013.	10-Q	000-22332	10.1	5-9-13

10.28§	Second Amendment to License Agreement, entered into on June 20, 2013, by and between InSite Vision Incorporated and Inspire Pharmaceuticals.	10-Q/A	000-22332	10.1	10-7-13

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.29	Amendment No. 5 to Marina Village Office Tech Lease, dated August 1, 2013.	10-Q	000-22332	10.1	11-13-13

10.30	Note Purchase Agreement, entered into on June 10, 2014, between Azithromycin Royalty Sub LLC and the noteholders party thereto.	8-K	000-22332	10.1	6-13-14

10.31	Third Amendment to License Agreement, entered into on June 10, 2014, between InSite Vision Incorporated, Akorn, Inc. and Inspire Pharmaceuticals.	8-K	000-22332	10.2	6-13-14

10.32	Securities Purchase Agreement, entered into on October 9, 2014, between InSite Vision Incorporated, Riverbank Capital Securities, Inc., and the purchasers party thereto.	8-K	000-22332	10.1	10-16-14

10.33	Amendment No. 1 to Securities Purchase Agreement, entered into on November 21, 2014, between InSite Vision Incorporated, Riverbank Capital Securities, Inc., and the purchasers party thereto.	S-1	333-201052	10.33	12-18-2014

10.34	Security Agreement, entered into on October 9, 2014, between InSite Vision Incorporated and U.S. Bank National Association.	8-K	000-22332	10.2	10-16-14

10.35	Form of 12% Senior Secured Note.	8-K	000-22332	10.3	10-16-14

10.36	Form of Warrant to Purchase Common Stock issued pursuant to the Securities Purchase Agreement entered into on October 9, 2014, as amended.	8-K	000-22332	4.1	10-16-14

21.1	Subsidiaries of the Company.					X

23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm.					X

24.1	Reference is hereby made to the Power of Attorney included on the signature page to this Annual Report on Form 10-K.					X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101	The following materials from Insite Vision, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Deficit, (iv) the Consolidated Statements of Cash Flows, and (v)the Notes to the Consolidated Financial Statements.					X

(1)	Filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1993.
§	Confidential treatment has been granted with respect to certain portions of this agreement.
*	Management contract or compensatory plan.