Form 10-Q
period 2015-03-31
INSITE VISION INC
filed 2015-05-12
CIK 802724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 11, 2015
Common Stock, $0.01 par value per share	131,951,033 shares

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2015

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

InSite Vision Incorporated

Condensed Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except share data)	2015	2014
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$1,050	$1,656
Accounts receivable	363	349
Prepaid expenses and other current assets	272	36
Debt issuance costs, net	895	1,267

Total current assets	2,580	3,308
Property and equipment, net	1,518	1,597

Total assets	$4,098	$4,905

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$539	$611
Accrued liabilities	640	660
Accrued compensation and related expense	1,691	1,655
Accrued royalties	900	892
Accrued interest	241	85
Lease incentive, current	186	186
Secured notes payable	5,199	5,199
Warrant liability	959	1,191

Total current liabilities	10,355	10,479
Deferred revenue	1,000	1,000
Lease incentive	882	928

Total liabilities	12,237	12,407

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 240,000,000 shares authorized; 131,951,033 shares issued and outstanding at March 31, 2015 and December 31, 2014	1,320	1,320
Additional paid-in capital	166,631	166,440
Accumulated deficit	(176,090)	(175,262)

Total stockholders’ deficit	(8,139)	(7,502)

Total liabilities and stockholders’ deficit	$4,098	$4,905

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2014.

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2015	2014
Revenues:
Royalties	$359	$1,146
Licensing fee	3,000	—
Other revenues	17	7

Total revenues	3,376	1,153

Expenses:
Research and development	2,104	2,547
General and administrative	1,638	1,940
Cost of revenues, principally royalties to third parties	131	138

Total expenses	3,873	4,625

Loss from operations	(497)	(3,472)
Interest expense and other, net	(563)	(1,787)
Change in fair value of warrant liability	232	580

Net loss	$(828)	$(4,679)

Net loss per share:
Loss per share - basic	$(0.01)	$(0.04)

Loss per share - diluted	$(0.01)	$(0.04)

Weighted average shares used in per-share calculation:
- Basic	131,951	131,951

- Diluted	131,951	131,951

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(in thousands)	2015	2014
OPERATING ACTIVITIES:
Net loss	$(828)	$(4,679)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85	81
Amortization of debt issuance costs	372	103
Amortization of lease incentive	(46)	(46)
Stock-based compensation	191	252
Change in fair value of warrant liability	(232)	(580)
Changes in operating assets and liabilities:
Accounts receivable	(14)	(120)
Other receivables	—	461
Prepaid expenses and other current assets	(236)	(225)
Accounts payable	(72)	413
Accrued liabilities	(20)	(140)
Accrued compensation and related expense	36	35
Accrued royalties	8	134
Accrued interest	156	1,665

Net cash used in operating activities	(600)	(2,646)

INVESTING ACTIVITIES:
Purchase of property and equipment	(6)	(252)
Decrease in short-term investments	—	4,000

Net cash provided by (used in) investing activities	(6)	3,748

Net increase (decrease) in cash and cash equivalents	(606)	1,102
Cash and cash equivalents at beginning of period	1,656	3,251

Cash and cash equivalents at end of period	$1,050	$4,353

Supplemental disclosure of cash flow information:
Interest received	$—	$1

Interest paid	$—	$18

Income taxes paid	$1	$1

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Notes to Condensed Consolidated Financial Statements

March 31, 2015

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial results and financial condition have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any future period.

The Company operates in one segment using one measure of profitability to manage its business. All of the Company’s long-lived assets are located in the United States. Revenues are primarily royalties from the North American license (the “Akorn License”) of AzaSite® to Akorn, Inc. (“Akorn”).

In January 2015, the Company entered into a license agreement with Nicox S.A. (“Nicox”), a France-based publicly traded company, for the development and commercialization of AzaSite (1% azithromycin), AzaSite XtraTM (2% azithromycin) and BromSiteTM (0.075% bromfenac) in Europe, Middle East and Africa (105 total countries). Under the terms of the license, the Company received an upfront payment of $3.0 million and could potentially receive $13.75 million in milestone payments. The Company will also receive tiered, mid-single digit to double-digit royalties on the net sales of these three products.

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

Historically, the Company has incurred substantial cumulative losses and negative cash flows from operations. Clinical trials and costs to prepare a New Drug Application (“NDA”) for the Company’s product candidates with the U.S. Food and Drug Administration (“FDA”) are very expensive and difficult, in part because they are subject to rigorous regulatory requirements. As of March 31, 2015, the Company’s accumulated deficit was $176.1 million and its cash and cash equivalents were $1.1 million. Further, the Company anticipates that its cash and cash equivalents balance, anticipated cash flows from operations and the net proceeds from existing debt financing arrangements will only be adequate to fund its operations until approximately July 2015. Management is exploring strategic alternatives or the raising of additional financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects relating to the recoverability and classification of the recorded asset amounts or amounts and classification of liabilities that might result from the outcome of this uncertainty.

These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt obligations. Accounts receivable and accounts payable are reflected in the accompanying unaudited condensed consolidated financial statements at cost, which approximates fair value due to the short-term nature of these instruments. While the Company believes its valuation methodologies are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

At March 31, 2015, less than $0.1 million of the Company’s cash and cash equivalents consisted of Level 1 U.S. Treasury-backed government securities or money market funds that are measured at fair value on a recurring basis.

As discussed above, the fair value of the warrant liability, determined using Level 3 criteria, was initially recorded on the grant date and remeasured at March 31, 2015 and December 31, 2014 using the Black-Scholes Model, which requires inputs such as the remaining term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. A significant increase (decrease) of any of the subjective variables would result in a correlated increase (decrease) in the warrant liability and an inverse effect on net income (loss).

The fair value of the warrant liability was estimated using the following weighted-average assumptions, as determined in accordance with the terms of the warrant agreements, at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
Risk-free interest rate	0.5%	0.9%
Remaining term (years)	2.1	2.4
Expected dividends	0.0%	0.0%
Volatility	100.0%	101.2%

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

The following table provides a summary of changes in the fair value of the Company’s warrant liability, its only Level 3 financial liability, for the three months ended March 31, 2015 (in thousands):

Balance at December 31, 2014	$1,191
Net decrease in fair value of warrant liability on remeasurement	(232)

Balance at March 31, 2015	$959

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (“ASU 2015-03”), Simplifying the Presentation of Debt Issuance Costs. This standard requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The update is effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. The Company does not expect that the adoption of this standard will materially impact the Company’s consolidated statement of financial position or results of operations.

Note 2. Stock-Based Compensation

Equity Incentive Program

In 2007, the Company’s stockholders approved the Company’s 2007 Performance Incentive Plan (the “2007 Plan”), which provides for grants of options and other equity-based awards to the Company’s employees, directors and consultants. Options granted under this plan, and its predecessor plan, expire 10 years after the date of grant and become exercisable at such times and under such conditions as determined by the Company’s Board of Directors (generally, with 25% vesting after one year and the balance vesting on a daily basis over the next three years of service). Upon termination of the optionee’s service, unvested options terminate and vested options generally expire three months thereafter, if not exercised. Only nonqualified stock options have been granted under these plans to date. On January 1 of each calendar year during the term of the 2007 Plan, the shares of common stock available for issuance under the 2007 Plan will be increased by the lesser of (i) 2% of the total outstanding shares of common stock on December 31 of the preceding calendar year and (ii) 3,000,000 shares. The Board of Directors of the Company delayed the effectiveness of the January 1, 2015 increase in the number of shares available for issuance under the 2007 Plan until the Company’s stockholders approved an increase in the authorized shares of common stock under the Company’s Certificate of Incorporation from 240,000,000 to 350,000,000. The share increase was approved by the Company’s stockholders on March 31, 2015 and effected on April 1, 2015. Therefore, on April 1, 2015, the shares of common stock available for issuance under the 2007 Plan increased by 2,639,020 shares.

Stock-based Compensation

The Company’s stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. All of the Company’s stock compensation is accounted for as an equity instrument.

The effect of recording stock-based compensation for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	Three months ended
	March 31,
	2015	2014
Stock-based compensation expense by type of award:
Employee stock options	$192	$255
Scientific Advisory Board stock options	(1)	(3)

Total stock-based compensation expense	$191	$252

Stock-based compensation included in expense line items in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	Three months ended
	March 31,
	2015	2014
Research and development	$92	$104
General and administrative	99	148

	$191	$252

During the three months ended March 31, 2015 and 2014, the Company granted options to purchase 2,875,000 and 2,777,000 shares of common stock, respectively, with an estimated total grant date fair value of $415,000 and $555,000, respectively. Based on the Company’s historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 10% for its options for all periods disclosed. Accordingly, for the quarters ended March 31, 2015 and 2014, the Company estimated that the stock-based compensation for the awards not expected to vest was $270,000 and $319,000, respectively.

As of March 31, 2015, unrecorded deferred stock-based compensation balance related to stock options was $1.1 million and will be recognized over an estimated weighted-average amortization period of 2.7 years.

Valuation assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model using the graded-vesting method with the following weighted-average assumptions:

	Three months ended March 31,
Stock Options	2015	2014
Risk-free interest rate	1.3%	1.7%
Expected term (years)	5	5
Expected dividends	0.0%	0.0%
Volatility	88.8%	88.2%

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

The following is a summary of activity for the indicated periods:

	Number of shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	20,744,641	$0.37
Granted	2,875,000	0.21
Exercised	—	0.00
Forfeited	(65,736)	0.29
Expired	(30,000)	0.84

Outstanding at March 31, 2015	23,523,905	$0.35	6.97	$0

Options vested and expected to vest at March 31, 2015	22,653,283	$0.35	6.87	$0
Options exercisable at March 31, 2015	15,897,659	$0.39	5.98	$0

At March 31, 2015, the Company had 734,453 shares of common stock available for grant or issuance under its 2007 Plan. The weighted average grant date fair value of options granted during the three months ended March 31, 2015 and 2014 was $0.14 and $0.20 per share, respectively. No options were exercised during the three months ended March 31, 2015 and 2014.

Note 3. Net Loss per Share

Basic net loss per share has been computed using the weighted-average number of common shares outstanding during the period. Dilutive net loss per share was computed using the sum of the weighted average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options and warrants. Potentially dilutive securities have been excluded from the computation of diluted net loss per share in 2015 and 2014 as their inclusion would be anti-dilutive. For the three months ended March 31, 2015 and 2014, respectively, 43,393,351 and 34,557,625 options and warrants were excluded from the calculation of diluted net loss per share because the effect was anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended
	March 31,
(in thousands, except per share data)	2015	2014
Numerator:
Net loss	$(828)	$(4,679)

Denominator:
Weighted-average shares outstanding	131,951	131,951
Effect of dilutive securities:
Stock options	—	—

Weighted-average shares outstanding for diluted loss per share	131,951	131,951

Net loss per share:
Basic	$(0.01)	$(0.04)

Diluted	$(0.01)	$(0.04)

Note 4. Warrant Liability

In July 2011, the Company completed a private placement equity financing transaction in which it sold shares of its common stock and warrants to purchase shares of its common stock. The Company sold a total of 36,978,440 shares of common stock, at a price of $0.60 per share, and issued warrants to purchase up to 14,791,376 shares of common stock. The warrants are exercisable at $0.75 per share and expire five years from the date of issuance. The private placement resulted in $22.2 million in gross proceeds and approximately $20.4 million in net proceeds to the Company after deducting placement agent fees, legal, accounting and other costs associated with the transaction. The Company used the net proceeds of the transaction to fund clinical trials and for general corporate purposes, including working capital.

In the fourth quarter of 2014, the Company completed private placement debt financing transactions for $5.2 million. In connection with the debt financings, the Company issued warrants to purchase up to 2,053,169 shares, 200,620 shares and 2,824,281 shares of common stock that are exercisable at $0.33, $0.31 and $0.26, respectively, per share and expire five years from the date of issuance. The Company had the option to sell additional notes in an aggregate principal amount of $2.6 million (see Note 7, “Subsequent Events” for further discussion). The Company incurred $0.5 million in placement agent and legal fees in the fourth quarter of 2014.

As discussed in Note 1, the warrants issued in 2011 and 2014 included a provision that provides the warrant holders with an option to require the Company (or its successor) to purchase the warrants for cash in an amount equal to the Black-Scholes value in the event of a “Fundamental Transaction” (as defined in the warrant agreements). Accordingly, the fair value of the warrants at the issuance date was estimated using the Black-Scholes Model, as determined in accordance with the terms of the warrant agreements, and the Company recorded a warrant liability of $6.4 million in 2011 and $1.0 million in 2014 and remeasured the warrant liability to $1.0 million and $1.2 million at March 31, 2015 and December 31, 2014, respectively. The Company recorded a decrease to the warrant liability of approximately $0.2 and $0.6 million for the three months ended March 31, 2015 and 2014, respectively, which was recognized as income in the Company’s Condensed Consolidated Statement of Operations. Additional disclosures regarding the assumptions used in calculating the fair value of the warrant liability are included in Note 1.

Note 5. Common Stock Warrants

The following table shows outstanding warrants as of March 31, 2015, all of which were issued in the July 2011 private placement equity financing transaction and in the 2014 private placement debt financing transactions. All of the outstanding warrants have cashless exercise provisions in the event the registration statement registering the resale of the shares of common stock issuable upon exercise of the warrants is not effective or the prospectus forming a part of the registration statement is not current. All warrants are exercisable for common stock.

Date Issued	Warrant Shares	Exercise Price	Expiration Date	Potential Proceeds if Exercised for Cash
July 18, 2011	14,791,376	$0.75	July 18, 2016	$11,093,532
October 9, 2014	2,053,169	$0.33	October 9, 2019	$677,546
November 21, 2014	200,620	$0.31	November 21, 2019	$62,192
December 10, 2014	2,824,281	$0.26	December 10, 2019	$734,313

Total	19,869,446			$12,567,583

Note 6. Legal Proceedings

The Company is subject to various claims and legal actions during the ordinary course of its business.

In April 2011, the Company received a Notice Letter that Sandoz, Inc. or Sandoz, filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution, or the Sandoz Product, prior to the expiration of the five U.S. patents listed in the Orange Book for AzaSite, which include four of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Sandoz ANDA filing, Sandoz alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed upon by the Sandoz Product. On May 26, 2011, the Company, Merck and Pfizer filed a patent infringement lawsuit against Sandoz and related entities. The plaintiff companies agreed that Merck would take the lead in prosecuting this lawsuit. Before the trial, the patents involved in the litigation were limited to the one Pfizer patent and three of our patents. On October 4, 2013, the United States District Court for the District of New Jersey entered a Final Judgment in favor of us and the other plaintiffs finding all the asserted claims of the patents in the litigation valid and infringed by Sandoz and related entities. The Court Order specified that the effective date of any FDA approval of a Sandoz ANDA for generic 1% azithromycin ophthalmic solution products would be no earlier than the expiration date of the patents in the litigation. On November 4, 2013, Sandoz filed an appeal of this decision to the United States Court of Appeals for the Federal Circuit. On November 15, 2013, Akorn acquired Inspire from Merck, and as such, acquired the rights to AzaSite in North America. Akorn took the lead in prosecuting this lawsuit. On April 9, 2015, the Court of Appeals for the Federal Circuit affirmed the decision of the district court holding that Sandoz failed to show that the asserted claims in the patents-in-suit would have been obvious to a person of ordinary skill in the art. At this point, Sandoz’s only recourse is to seek en banc review by the Federal Circuit of the initial decision and/or to seek review by the Supreme Court. The Company and the other plaintiffs intend to vigorously contest any Sandoz assertions that these patents should have been found not infringed, invalid or unenforceable.

In May 2013, the Company received a Notice Letter that Mylan Pharmaceuticals, Inc. or Mylan, filed an ANDA with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution, or the Mylan Product, prior to the expiration of the U.S. patents listed in the Orange Book for AzaSite, which include three of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Mylan ANDA filing, Mylan alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed upon by the Mylan Product. On June 14, 2013, the Company, Merck and Pfizer filed a patent infringement lawsuit against Mylan and a related entity. On November 15, 2013, Akorn acquired Inspire from Merck, and as such, acquired the rights to AzaSite in North America. The plaintiff companies agreed that Akorn would take the lead in prosecuting this lawsuit. The filing of this lawsuit triggered an automatic stay, or bar, of the FDA’s approval of the ANDA for up to 30 months or until a final district court decision of the infringement lawsuit, whichever comes first. In February 2015, all of the parties involved in the lawsuit executed a Settlement Agreement including all of the patents in the lawsuit and submitted the same to the United States District Court for the District of New Jersey. On March 4, 2015, the district court issued an Order for Dismissal, without prejudice.

On July 24, 2014, Karin Stiens filed a complaint against Bausch & Lomb, Dr. Lance Ferguson and the Company (Fayette (Kentucky) Circuit Court Civil Action No. 14-CI-2829) alleging that she suffered ophthalmological damage when Dr. Ferguson engaged in off-label use of Besivance® in a photorefractive keratectomy procedure as a prophylactic antibiotic. The plaintiff alleges that Bausch & Lomb and the Company negligently tested, marketed and distributed Besivance, and negligently informed medical providers and consumers about Besivance. The complaint contains no facts supporting these general allegations, no facts supporting the plaintiff’s claim of permanent injuries and no allegations asserting Kentucky jurisdiction over the Company. The plaintiff has not pleaded any specific amount in damages nor made any demand. The Company filed its answer on August 18, 2014. The Company is investigating the plaintiff’s allegations.

There are currently no other claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

Note 7. Subsequent Events

In the fourth quarter of 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers (the “Purchasers”). Pursuant to the Purchase Agreement, the Company agreed to sell 12% Senior Secured Notes (the “Notes”) with a total loan commitment of $7.8 million to the Purchasers and issue warrants to purchase shares of the Company’s common stock. As of March 31, 2015, the Company had sold $5.2 million in Notes and had the option to sell additional Notes to the Purchasers in an aggregate principal amount of $2.6 million until October 9, 2016. In accordance with the Purchase Agreement, on April 17, 2015, the Company sold and issued Notes to the Purchasers having an aggregate principal amount equal to $2.6 million and issued warrants to purchase an aggregate of 3,464,456 shares of the Company’s common stock at an exercise price of $0.18 per share. Accordingly, the amounts that the Company can borrow under the Purchase Agreement are currently fully drawn.

Riverbank Capital Securities acted as the placement agent (the “Placement Agent”) for the offering of Notes and warrants pursuant to the Purchase Agreement and received $155,900, a 6% cash commission on the gross proceeds from the sale of the Notes and issuance of the warrants on April 17, 2015. Timothy McInerney, the Chairman of the Board of the Company and a member of the Company’s Board of Directors, is a principal of the Placement Agent and is a Purchaser in the offering of Notes and warrants under the same terms as the other Purchasers.

The Company evaluated subsequent events through the date on which the financial statements were issued and determined that there were no other subsequent events that required adjustments or disclosures to the financial statements for the quarter ended March 31, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws that involve risks and uncertainties, such as statements of our clinical, financial and strategic plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed below under “Risk Factors,” as well as elsewhere herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence or identification of unanticipated events.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Overview

We are an ophthalmic product development company advancing ophthalmic pharmaceutical products to address unmet eye care needs. Our current portfolio of products is based on our proprietary DuraSite® sustained drug delivery technology.

We face significant challenges related to our lack of financial resources. We expect that our cash and cash equivalents balance, anticipated cash flows from operations and the net proceeds from existing debt financing arrangements will only be adequate to fund our operations until approximately July 2015. Our independent auditors included an explanatory paragraph in their audit report related to our consolidated financial statements for the year ended December 31, 2014, which are included in our Annual Report on Form 10-K for the year ended December 31, 2014, referring to our recurring losses from operations, available cash and cash equivalent balances and accumulated deficit and a substantial doubt about our ability to continue as a going concern.

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

•	AzaSite® (azithromycin ophthalmic solution) 1% is a DuraSite formulation of azithromycin, a broad spectrum ocular antibiotic approved by the U.S. Food and Drug Administration (FDA) in April 2007 to treat bacterial conjunctivitis (pink eye). It is commercialized in the United States by Akorn, Inc. (Akorn). We received a 25% royalty on net sales of AzaSite in North America through March 31, 2014, which was required to service the outstanding, non-recourse promissory notes due 2019 of our wholly-owned subsidiary, Azithromycin Royalty Sub, LLC (AzaSite Notes). On June 10, 2014, we entered into an amendment to the North American license (Akorn License) of AzaSite to Akorn. Under the amendment, Akorn paid us an amendment fee of $6.0 million, which was used to repurchase and cancel the AzaSite Notes, in return for a lower royalty on net sales of AzaSite in North America. Effective April 1, 2014, for annual net sales of AzaSite, the royalty is (1) 8.0% on net sales less than $20.0 million, which increased to 9.0% effective March 4, 2015 after we, Akorn and Pfizer entered into a settlement agreement with Mylan Pharmaceuticals, Inc. (Mylan), which sought to launch generic versions of AzaSite, (2) 12.5% on net sales greater than or equal to $20.0 million and less than or equal to $50.0 million and (3) 15.0% on net sales in excess of $50.0 million.

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

•	BromSiteTM is a DuraSite formulation of bromfenac in development for the treatment of post-operative inflammation and prevention of post-operative eye pain. We initiated a Phase 1/2 clinical trial for this product candidate in August 2010 and we received positive top-line results from this study in the first quarter of 2011, which demonstrated the efficacy and safety of BromSite. In the third quarter of 2011, we completed an additional Phase 2 clinical trial to investigate the pharmacokinetics (PK) of BromSite in humans. We received positive top-line results that showed that the mean concentration of bromfenac in the aqueous humor of patients using BromSite was more than double compared to the currently available bromfenac eye product. In July 2012, we initiated a Phase 3 clinical trial for this product candidate and completed patient enrollment in November 2012. The BromSite Phase 3 clinical trial enrolled 268 patients undergoing cataract surgery in a two-arm trial designed to evaluate the efficacy and safety of BromSite against the DuraSite vehicle alone. In March 2013, we received positive top-line results from this Phase 3 clinical trial demonstrating statistically significant superiority compared to vehicle (p < 0.001) in prevention of ocular pain and treatment of inflammation among patients following cataract surgery. In May 2013, we initiated the second Phase 3 clinical trial for this product candidate, which was completed in November 2013 with 248 patients enrolled. We received positive top-line results from this confirmatory Phase 3 clinical trial in December 2013. We completed the New Drug Application (NDA) for this product candidate in February 2015. We are ready to file the NDA with the FDA, contingent on raising additional financing to pay the FDA filing fee, which we expect to be approximately $2.2 million. In May 2014, the Swedish Medical Products Agency (MPA) concluded that the existing Phase 3 clinical data for BromSite was likely sufficient to support the filing of a Marketing Authorization Application (MAA) with the MPA. In July 2014, the U.S. Patent and Trademark Office (USPTO) issued a patent on BromSite. The patent provides protection for bromfenac formulations in DuraSite, including ISV-101, until August 8, 2029.

•	DexaSiteTM is a DuraSite formulation of dexamethasone in development for the treatment of ocular inflammation. In November 2011, we initiated a Phase 3 clinical trial for this product candidate in blepharitis and completed patient enrollment in the clinical trial in September 2012. This study enrolled 907 patients and we announced top-line results in July 2013. While DexaSite did not meet the primary endpoint of complete resolution of all clinical signs, it did meet the complete resolution of symptoms of blepharitis. Furthermore, it demonstrated statistically significant improvements in the disease’s clinical signs at the end of treatment on Day 15. After ongoing meetings with the FDA, in July 2014, the FDA agreed that the results of the Phase 3 clinical trial could support marketing approval for DexaSite for the treatment of blepharitis. During the fourth quarter of 2014, we executed post-Phase 3 regulatory meetings with European Health Authorities and the FDA to outline our proposed filings. We currently plan to file an NDA with the FDA in 2016 for this product in this indication. As a next step toward this filing, we will be executing additional regulatory meetings with European Health Authorities and the FDA during 2015 to attempt to harmonize the chemistry, manufacturing and controls (CMC) section in support of DexaSite NDA and MAA filings for this indication. In addition, in November 2013, we submitted a protocol to the FDA for Phase 3 clinical trials with respect to the use of DexaSite for the treatment of inflammation and prevention of eye pain in ocular surgery.

•	AzaSite PlusTM is a fixed combination of azithromycin and dexamethasone in DuraSite for the treatment of ocular inflammation and infection (blepharitis and/or blepharoconjunctivitis) for which there is no FDA approved indicated treatment. In November 2011, we initiated a Phase 3 clinical trial for this product candidate in blepharitis and completed patient enrollment in the clinical trial in September 2012. This study enrolled 907 patients and we announced top-line results in July 2013. While AzaSite Plus did not meet the primary endpoint of complete resolution of all clinical signs, it did meet the complete resolution of symptoms of blepharitis. Furthermore, AzaSite Plus did demonstrate statistically significant improvements in the disease’s clinical signs at the end of treatment on Day 15. We continue to meet with the FDA to review the overall results of the clinical trial and determine the next steps in the development of this product candidate.

•	DuraSite® 2 is our next-generation enhanced drug delivery system, which is designed to provide a broad platform for developing superior ophthalmic therapeutics. DuraSite 2 is based on the original DuraSite technology, and incorporates a cationic polymer to achieve sustained and enhanced ocular delivery of drugs. DuraSite 2 is designed to increase the tissue penetration for topically delivered ocular drugs with the aim of improved efficacy and dosing convenience. In August 2013, the USPTO issued a patent on DuraSite 2. The patent provides protection to March 5, 2029 for both the delivery system and the drugs that are formulated with DuraSite 2. In November 2013, we obtained preclinical data from a comparative study that demonstrated superior drug retention and tissue penetration compared to DuraSite. We plan to utilize the DuraSite 2 platform in the development of all future pipeline products. We plan to initiate a broad licensing program that provides access to industry partners through both exclusive and non-exclusive licensing and/or commercialization agreements.

•	ISV-101 is a DuraSite formulation with a low concentration of bromfenac for the treatment of dry eye disease. We filed an Investigational New Drug Application (IND) with the FDA for this product candidate in the first quarter of 2011. We plan to initiate a Phase 1/2 clinical trial for this product candidate, but no time period has been set.

Major Developments

Our major developments and events in 2015 included:

•	In January 2015, we entered into a license agreement with Nicox S.A. (Nicox), for the development and commercialization of AzaSite, AzaSite Xtra and BromSite in Europe, Middle East and Africa (105 total countries). Under the terms of the license, we received an upfront payment of $3.0 million and could potentially receive $13.75 million in milestone payments. We will also receive tiered, mid-single digit to double-digit royalties on the net sales of these three products. Nicox can request up to twelve full-time equivalent (FTE) employees from us to assist with presenting data to regulatory authorities in the European Union, obtaining European Union regulatory approvals and dealing with the approved product manufacturer in the United States. Nicox has agreed to reimburse us for the use of our employees. Should the twelve FTE employees be needed for a full year, the reimbursement to us would be approximately $3.6 million.

•	In February 2015, we, Akorn and Pfizer entered into a settlement agreement to dismiss a patent infringement lawsuit against Mylan concerning Mylan’s Abbreviated New Drug Application (ANDA) seeking to launch generic versions of AzaSite with the FDA. Due to the settlement, under the terms of the Akorn License, the royalty rate increased from 8% to 9%, effective March 4, 2015, on sales of AzaSite in North America.

•	In April 2015, pursuant to the Securities Purchase Agreement (Purchase Agreement) we entered into in 2014 with certain purchasers (Purchasers), we sold an additional aggregate principal amount of $2.6 million in 12% Senior Secured Notes (Notes) and issued warrants to purchase 3,464,456 shares of our common stock at an exercise price of $0.18 per share.

Business Strategy.

Assuming we can raise sufficient funding to continue our operations, our business strategy consists of the following:

1.	Develop our pipeline of ocular product candidates. We seek to identify new product candidates from proven drugs that can be improved by formulation in DuraSite 2, which can substantially reduce the clinical risk involved in these product candidates. As appropriate, we plan to conduct preclinical and clinical testing of our product candidates.

2.	Partner our product candidates. When we deem it appropriate, we seek to partner with larger pharmaceutical companies to manufacture and market our products. Partnering agreements generally include upfront and milestone payments, as well as on-going royalty payments upon commercialization, payable to us.

Results of Operations

Revenues.

Our revenues for the three months ended March 31, 2015 and 2014 were:

Revenues

(in millions)

	Three months ended
	March 31,
	2015	2014
AzaSite royalties	$0.4	$1.2
Licensing fee	3.0	—

Total	$3.4	$1.2

For the three months ended March 31, 2015 and 2014, AzaSite royalties were comprised of $0.4 million and $1.2 million, respectively, of royalties based on net sales. Royalties on AzaSite declined by 69% compared to 2014 due to a 7% decline in AzaSite net sales and a reduction of the royalty rate from 25% to 8%-9%, in connection with the amendment of the Akorn License effective on April 1, 2014. In January 2015, we entered into a license agreement with Nicox for the development and commercialization of AzaSite, AzaSite Xtra and BromSite in Europe, Middle East and Africa (105 total countries). Under the terms of this license, we received an upfront payment of $3.0 million.

Research and development expenses.

Our research and development (R&D) expenses for the three months ended March 31, 2015 and 2014 were:

R&D Cost by Program

(in millions)

	Three months ended
	March 31,
Program	2015	2014
BromSite	$0.3	$0.9
AzaSite Plus/DexaSite	0.1	—
Programs - non-specific	1.7	1.6

Total	$2.1	$2.5

For the three months ended March 31, 2015, our BromSite program expenses were primarily related to costs to prepare the NDA for BromSite, which we completed in February 2015. We are ready to file the NDA with the FDA, contingent on raising additional financing to pay for the filing fee with the FDA, which we expect to be approximately $2.2 million. Non-specific program costs, which comprised facility, internal personnel and stock-based compensation costs, are not allocated to a specific development program. If we are able to raise sufficient additional funding, we expect to incur additional R&D expense to develop new product candidates.

For the three months ended March 31, 2014, our BromSite program expenses were primarily related to costs to conclude our second Phase 3 clinical trial and to prepare to file an NDA with the FDA. Non-specific program costs, which comprised facility, internal personnel and stock-based compensation costs, are not allocated to a specific development program.

General and administrative expenses.

General and administrative expenses for the three months ended March 31, 2015 and 2014 were $1.6 million and $1.9 million, respectively. In 2014, we incurred higher legal expenses from our on-going partnering efforts.

Cost of revenues.

Cost of revenues for both the three months ended March 31, 2015 and 2014 were $0.1 million. Cost of revenues in each period primarily consisted of royalties to Pfizer.

Interest expense and other, net.

Interest expense and other, net, for the three months ended March 31, 2015 and 2014 was an expense of $0.6 million and $1.8 million, respectively. In 2015, interest expense was primarily related to the issuance of the Notes pursuant to the Purchase Agreement in the fourth quarter of 2014. In 2014, interest expense was primarily due to the interest expense on the non-recourse AzaSite Notes issued in February 2008 and related amortization of the debt issuance costs incurred from our subsidiary’s issuance of the AzaSite Notes. The AzaSite Notes were repurchased and cancelled in June 2014.

Change in fair value of warrant liability.

Change in fair value of warrant liability was income of $0.2 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively. The non-cash other income was primarily driven by a decrease in our stock price which directly impacts the fair value of our warrant liability.

Liquidity and Capital Resources

In recent years, we have financed our operations primarily through private placements of equity securities, debt financings and payments from corporate collaborations. At March 31, 2015, our cash and cash equivalents were $1.1 million. It is our policy to invest our cash and cash equivalents in highly liquid securities, such as interest-bearing money market funds, treasury and federal agency notes. The current uncertain credit markets may affect the liquidity of such money market funds or other cash investments.

In our Annual Report on Form 10-K for the year ended December 31, 2014, our auditors included an explanatory paragraph in their audit report referring to our recurring losses from operations, available cash and short-term investment balances and accumulated deficit and a substantial doubt about our ability to continue as a going concern. Absent additional funding from private or public equity or debt financings, collaborative or other partnering arrangements, including under the Akorn License, asset sales, or other sources, we expect that our cash and cash equivalents balance, anticipated cash flows from operations and the net proceeds from existing debt financing arrangements will only be adequate to fund our operations until approximately July 2015. If we are unable to enter into a strategic transaction or secure sufficient additional funding prior to that time, we will need to cease operations and liquidate our assets. Our financial statements were prepared on the assumption that we will continue as a going concern and do not include any adjustments that might result should we be unable to continue as a going concern.

Historically, we have incurred substantial cumulative losses and negative cash flows from operations. Clinical trials and costs to prepare an NDA for our product candidates with the FDA are very expensive and difficult, in part because they are subject to rigorous regulatory requirements. As of March 31, 2015, our accumulated deficit was $176.1 million and cash and cash equivalents were $1.1 million. Our ability to fund our operations is dependent primarily upon our ability to raise sufficient additional funding to execute on our business plan.

Even if we are able to enter into a strategic transaction or obtain additional financing in order to continue long-term operations beyond approximately July 2015, we will require and will seek additional funding through collaborative or other partnering arrangements, public or private equity or debt financings and from other sources. However, there can be no assurance that we will obtain interim or longer-term financing or that such funding, if obtained, will be sufficient to continue our operations as currently conducted or in a manner necessary for the continued development of our products or the long-term success of our company. If we raise funds through one or more equity offerings, our stockholders may suffer substantial dilution and the rights of new investors may be senior, and substantially superior, to those of our current common stockholders. If we raise funds through the issuance of debt securities, such debt will likely be secured by a security interest or pledge of all of our assets, will require us to make principal and interest payments, would likely include the issuance of warrants and may subject us to restrictive covenants.

Net cash used by operating activities was $0.6 million and $2.6 million for the three months ended March 31, 2015 and 2014, respectively. In 2015, we incurred approximately $0.3 million in direct costs to prepare the NDA for BromSite. In addition, we received a $3.0 million license fee for the license agreement with Nicox. In 2014, we incurred approximately $0.9 million in direct costs related to our Phase 3 clinical trials and costs to prepare to file an NDA for BromSite. In addition, we incurred approximately $0.5 million of additional legal expenses from our on-going partnering efforts.

Net cash used in investing activities was less than $0.1 million for the three months ended March 31, 2015. Net cash provided by investing activities was $3.7 million for the three months ended March 31, 2014. In 2014, we converted short-term investments to cash and cash equivalents to fund operating activities.

For the three months ended March 31, 2015 and 2014, we undertook no financing activities.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and developed a common revenue recognition standard for GAAP and IFRS. Under the guidance, an entity should recognize revenue when the entity satisfies a performance obligation within a contract at a determined transaction price. This update is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. We do not expect the adoption of this standard will materially impact our consolidated statement of financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern. This standard includes guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year after the financial statements are issued. If conditions or events raise substantial doubt, the entity must disclose the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of those conditions or events, and management’s plans to mitigate the conditions or events. This update is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of this standard will materially impact our consolidated statement of financial position or results of operations.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (“ASU 2015-03”), Simplifying the Presentation of Debt Issuance Costs. This standard requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The update is effective for annual and interim reporting periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. We do not expect that the adoption of this standard will materially impact our consolidated statement of financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discusses our exposure to market risk related to changes in interest rates.

We have debt in the form of secured notes issued with fixed interest rates. As a result, our exposure to market risk caused by fluctuations in interest rates is minimal. We had $5.2 million in aggregate principal amount of the Notes outstanding as of March 31, 2015, with a fixed interest rate of 12%. If the market interest rates were to increase by 10% from the March 31, 2015 levels, it would not result in an increase in interest expense. At March 31, 2015, our debt was reflected in the accompanying consolidated financial statements at face value.

The securities in our investment portfolio are not leveraged and are subject to minimal interest rate risk. Due to their original maturities of twelve months or less, the securities are classified as cash and cash equivalents or short-term investments. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio. While a hypothetical decrease in market interest rates by 10% from the March 31, 2015 levels would cause a decrease in interest income, it would not likely result in loss of principal.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to various claims and legal actions during the ordinary course of its business.

In April 2011, the Company received a Notice Letter that Sandoz, Inc. or Sandoz, filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution, or the Sandoz Product, prior to the expiration of the five U.S. patents listed in the Orange Book for AzaSite, which include four of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Sandoz ANDA filing, Sandoz alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed upon by the Sandoz Product. On May 26, 2011, we, Merck and Pfizer filed a patent infringement lawsuit against Sandoz and related entities. The plaintiff companies agreed that Merck would take the lead in prosecuting this lawsuit. Before the trial, the patents involved in the litigation were limited to the one Pfizer patent and three of our patents. On October 4, 2013, the United States District Court for the District of New Jersey entered a Final Judgment in favor of us and the other plaintiffs finding all the asserted claims of the patents in the litigation valid and infringed by Sandoz and related entities. The Court Order specified that the effective date of any FDA approval of a Sandoz ANDA for generic 1% azithromycin ophthalmic solution products would be no earlier than the expiration date of the patents in the litigation. On November 4, 2013, Sandoz filed an appeal of this decision to the United States Court of Appeals for the Federal Circuit. On November 15, 2013, Akorn acquired Inspire from Merck, and as such, acquired the rights to AzaSite in North America. Akorn took the lead in prosecuting this lawsuit. On April 9, 2015, the Court of Appeals for the Federal Circuit affirmed the decision of the district court holding that Sandoz failed to show that the asserted claims in the patents-in-suit would have been obvious to a person of ordinary skill in the art. At this point, Sandoz’s only recourse is to seek en banc review by the Federal Circuit of the initial decision and/or to seek review by the Supreme Court. We and the other plaintiffs intend to vigorously contest any Sandoz assertions that these patents should have been found not infringed, invalid or unenforceable.

In May 2013, the Company received a Notice Letter that Mylan Pharmaceuticals, Inc. or Mylan, filed an ANDA with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution, or the Mylan Product, prior to the expiration of the U.S. patents listed in the Orange Book for AzaSite, which include three of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Mylan ANDA filing, Mylan alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed upon by the Mylan Product. On June 14, 2013, we, Merck and Pfizer filed a patent infringement lawsuit against Mylan and a related entity. On November 15, 2013, Akorn acquired Inspire from Merck, and as such, acquired the rights to AzaSite in North America. The plaintiff companies agreed that Akorn would take the lead in prosecuting this lawsuit. The filing of this lawsuit triggered an automatic stay, or bar, of the FDA’s approval of the ANDA for up to 30 months or until a final district court decision of the infringement lawsuit, whichever comes first. In February of 2015, all of the parties involved in the lawsuit executed a Settlement Agreement including all of the patents in the lawsuit and submitted the same to the United States District Court for the District of New Jersey. On March 4, 2015, the district court issued an Order for Dismissal, without prejudice.

On July 24, 2014, Karin Stiens filed a complaint against Bausch & Lomb, Dr. Lance Ferguson and the Company (Fayette (Kentucky) Circuit Court Civil Action No. 14-CI-2829) alleging that she suffered ophthalmological damage when Dr. Ferguson engaged in off-label use of Besivance in a photorefractive keratectomy procedure as a prophylactic antibiotic. The plaintiff alleges that Bausch & Lomb and the Company negligently tested, marketed and distributed Besivance, and negligently informed medical providers and consumers about Besivance. The complaint contains no facts supporting these general allegations, no facts supporting the plaintiff’s claim of permanent injuries and no allegations asserting Kentucky jurisdiction over the Company. The plaintiff has not pleaded any specific amount in damages nor made any demand. The Company filed its answer on August 18, 2014. The Company is investigating the plaintiff’s allegations.

There are currently no other claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

Item 1A. Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in our annual report on Form 10-K for the year ended December 31, 2014.

Our cash and cash equivalents balance, anticipated cash flows from operations and the net proceeds from existing debt financing arrangements will only be adequate to fund our operations until approximately July 2015. We need to enter into a strategic transaction, which may not be available, or raise additional funds in the near future, which funding could be difficult to obtain or could significantly dilute the value and rights of our common stock, and if not obtained in satisfactory amounts, may prevent us from developing our products, conducting clinical trials or otherwise taking advantage of future opportunities or growing our business, any of which could harm our business

Our independent auditors included an explanatory paragraph in their audit report to our consolidated financial statements for the year ended December 31, 2014, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2015, referring to our recurring losses from operations, available cash balance and accumulated deficit and a substantial doubt about our ability to continue as a going concern.

We expect that our cash and cash equivalents balance, anticipated cash flows from operations and the net proceeds from existing debt financing arrangements will only be adequate to fund our operations until approximately July 2015. At that point, or earlier if circumstances change from our current expectations, we will either have to enter into a strategic transaction or we will require substantial additional funding from the issuance of debt or equity securities, payments under existing or future collaboration agreements, asset sales or other sources. We cannot assure you that any strategic transaction or additional funding will be available on a timely basis, or on reasonable terms, or at all.

The current worldwide financing environment is challenging, particularly for smaller capitalized businesses such as ours, which combined with the negative results of our AzaSite Plus/DexaSite Phase 3 trial, challenges in our past relationship with Merck, uncertainties regarding our current and future relationship with Akorn and uncertainties regarding our ability to commercialize additional products could make it more difficult for us to raise funds on reasonable terms, or at all. If we issue additional equity securities, our stockholders will experience dilution, which could be substantial, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If we raise funds through debt, we will have to pay interest and may be subject to restrictive covenants, which would restrict operating flexibility and could harm our business. In addition, the existence of the explanatory paragraph in the audit report may make it more difficult for us to raise additional financing, may adversely affect the terms of such financing and could prevent investors from purchasing our shares in the open market as certain investors may be restricted or precluded from investing in companies that have received this explanatory paragraph in an audit report. Further, the factors leading to the explanatory paragraph in the audit report may harm our ability to obtain additional funding and could make the terms of any such funding, if available, less favorable than might otherwise be the case. We have and will continue to actively consider potential strategic transactions. If we are unable to secure additional financing or consummate a strategic transaction, we would have to cease operations and liquidate our assets.

It is difficult to evaluate our business because we are in an early stage of commercializing our products, our product candidates are still in clinical trials and successful development of pharmaceutical products is highly uncertain and requires significant expenditures, risk and time

We are still in an early stage of commercializing our products. AzaSite received regulatory approval in the U.S. in April 2007 and commercial sales of AzaSite began in the third quarter of 2007. Besivance received regulatory approval in May 2009 and commercial sales of Besivance began in the second half of 2009. We must receive approval in other countries prior to marketing AzaSite in such countries. Before regulatory authorities grant us marketing approval for additional products, we need to conduct significant additional research and development and preclinical and clinical testing and submit New Drug Applications, or NDAs. Successful development of pharmaceutical products is highly uncertain. Products that appear promising in research or development may be delayed or fail to reach later stages of development or the market for many reasons, including:

•	preclinical tests may show the product to be toxic or lack efficacy in animal models;

•	failure to receive the necessary U.S. or international regulatory approvals or a delay in receiving such approvals due to, among other things, slow enrollment in clinical studies, failure to achieve study endpoints within the time period prescribed by the study, or at all, additional time requirements for data analysis or Biological License Application, or BLA, or NDA preparation, discussions with the U.S. Food and Drug Administration, or FDA, FDA requests for additional preclinical or clinical data, analyses or changes to study design; or safety, efficacy or manufacturing issues;

•	clinical trial results may show the product to be less effective than desired or to have harmful or problematic side effects;

•	difficulties in formulating the product, scaling the manufacturing process, or getting necessary manufacturing approvals;

•	even if safe and effective, manufacturing costs, pricing, reimbursement issues or other factors may make the product uneconomical;

•	proprietary rights of others and their competing products and technologies may prevent the product from being developed or commercialized; or

•	inability to compete with superior, equivalent, more cost-effective or more effectively promoted products offered by competitors.

Therefore, our research and development activities may not result in any commercially viable products.

We have a history of operating losses and we expect to continue to have losses in the future

We have incurred significant operating losses since our inception in 1986 and have pursued numerous drug development candidates that failed to achieve clinical end points or did not prove to have commercial potential. We expect to incur net losses for the foreseeable future or until we are able to achieve significant royalties or other revenues from sales of our products. Attaining significant revenue or profitability depends upon our ability, alone or with third parties, to develop our potential products successfully, conduct clinical trials, obtain required regulatory approvals and manufacture and market our products successfully. We may not ever achieve or be able to maintain significant revenue or profitability, including with respect to AzaSite, our lead product which has experienced declining sales in the United States, and has continued to decline further following Akorn’s acquisition of Inspire from Merck in November 2013. In addition, our right to receive minimum royalties from Merck terminated in September 2013. AzaSite has not been commercially launched outside the United States and we do not have any other products that have been approved for commercialization either in the United States or internationally.

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

For example, results from our 2008 Phase 3 clinical trial of AzaSite Plus for the treatment of blepharoconjunctivitis showed improved clinical outcomes as compared to treatment with a corticosteroid or antibiotic alone in the reduction of inflammatory signs and symptoms and bacterial eradication, respectively. However, the trial did not achieve its primary clinical endpoint as defined by the protocol. In 2013, our AzaSite Plus/DexaSite Phase 3 clinical trial also failed to meet its primary endpoint. The future development of these product candidates is unclear and we may not receive any return on our significant investments in AzaSite Plus or DexaSite. Moreover, we cannot assure you that we will be able to file an NDA for BromSite, in a timely manner or at all, that the FDA will accept or approve the BromSite NDA if filed, or that we will ever achieve FDA approval for the commercialization of AzaSite Plus, DexaSite, or BromSite. Our lack of cash resources may cause us to have to delay filing NDAs for BromSite or DexaSite, delaying any FDA approvals and commercialization of either product.

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

We may not be able to enter into arrangements with third parties to support the commercialization of our products on acceptable terms, or at all, and may not be able to maintain any arrangement that we do enter into. If we pursue a partnership for BromSite or our other product candidates prior to successfully filing, or receiving approval of, an NDA or completing Phase 3 trials, we will likely receive less favorable economic terms than if we successfully filed an NDA or completed Phase 3 trials.

The commercial success of our products is dependent on the diligent efforts of our corporate collaborators

Because we generally rely on third parties for the marketing and sale of our products, revenues that we receive will be highly dependent on the efforts and success of these third parties. In November 2013, Akorn acquired Inspire from Merck and Akorn became responsible for the commercialization of AzaSite in the United States. Prior to Akorn’s acquisition of Inspire, the monthly prescriptions and our earned royalty revenues on net sales of AzaSite by Merck had decreased significantly, a trend that has continued since Akorn’s acquisition of Inspire in November 2013. In June 2014, we amended the Akorn License to, among other things, reduce the royalty rate we receive to a tiered royalty percentage ranging from 8.0% to 15.0% of AzaSite net sales, depending on the level of such sales. We believe that our AzaSite royalties will likely decline further in future periods due to the reduced royalty rate and declining prescriptions for AzaSite. In addition, our partners, including Akorn, may terminate their relationships with us and/or may not diligently or successfully market or sell our products. Akorn can terminate the Akorn License at any time at its discretion. Akorn or other partners may also emphasize sales and marketing of their own or other products or pursue alternative or competing technologies or develop alternative products either on their own or in collaboration with others, including our competitors. In addition, marketing consultants and contract sales organizations that we use for our products may market products that compete with our products and we must rely on their efforts and ability to market and sell our products effectively.

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

From time to time, third parties claim that our patents are invalid, unenforceable and/or will not be infringed by their products. For example, in April 2011, we received a letter (Notice Letter) from Sandoz, Inc. (Sandoz) providing notice that it filed an Abbreviated New Drug Application (ANDA) with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution prior to the expiration of the five U.S. patents listed in the Orange Book for AzaSite which include four of our patents and one patent licensed to us by Pfizer. In May 2013, we received a Notice Letter that Mylan Pharmaceuticals, Inc., or Mylan, filed an ANDA with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution prior to the expiration of the U.S. patents listed in the Orange Book for AzaSite. In the paragraph IV Certification accompanying the Sandoz ANDA filing and the Mylan ANDA filing, Sandoz and Mylan each alleged that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed by their product. See “Item 1. Legal Proceedings.” In order to protect our intellectual property rights against such claims, we may be required to spend significant resources in the future to monitor or protect these rights.

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

The failure to successfully market and commercialize AzaSite has continued to harm sales of AzaSite, which has made it unlikely that we will receive significant future revenue from sales of AzaSite

To date, sales of AzaSite in the United States have been limited and have declined over the past several years. Any future success of the commercialization of AzaSite in the United States and our receipt of royalties under the Akorn License will depend on a number of factors, including, among others:

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

We only very recently licensed the rights to AzaSite, AzaSite Xtra and BromSite to Nicox in Europe, Middle East and Africa (EMEA). None of these products are approved for sale in EMEA and there can be no assurance that any such approval will be obtained nor that Nicox will be able to successfully commercialize any such products or we will receive significant, or any, royalties therefrom.

We rely on a sole source for the supply of the active pharmaceutical ingredient for AzaSite

We currently have a single supplier for azithromycin, the active drug incorporated into AzaSite, as well as AzaSite Plus and AzaSite Xtra. The supplier of azithromycin has a drug master file on the compound with the FDA and is subject to the FDA’s review and oversight. The supplier’s manufacturing facility is subject to potential natural disasters, including earthquakes, hurricanes, tornadoes, floods, fires or explosions, and other interruptions in operation due to factors including labor unrest or strikes, failures of utility services or microbial or other contamination. If the supplier were to fail or refuse to continue to supply us or Akorn, or in the future Nicox, if the FDA were to identify issues in the production of azithromycin that the supplier was unable to resolve quickly and cost-effectively, or if other issues were to arise that impact production, the manufacture and commercialization of AzaSite, or in the future AzaSite Xtra, could be interrupted which could prevent us from receiving future revenue from these products. Additional suppliers for azithromycin exist, but qualification of an alternative source would be required and could be time consuming and expensive and, during such qualification process, any shortage of azithromycin would negatively impact the sales of AzaSite and could delay the development timeline of AzaSite Plus and AzaSite Xtra.

In addition, certain of the raw materials that we use in formulating DuraSite, the drug delivery system used in AzaSite and our other products, are available only from Lubrizol Advanced Materials, Inc., or Lubrizol. Although we do not have a current supply agreement with Lubrizol, we have not encountered any difficulties obtaining necessary materials from Lubrizol. Any significant interruption in the supply of these raw materials could delay sales of AzaSite or other products, which could prevent us from receiving future revenue from these products.

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

We have to attract and retain key employees to be successful

A critical factor to our success will be retaining our personnel or recruiting replacement personnel. Competition for skilled individuals in the biotechnology business, particularly in the San Francisco Bay Area, is highly competitive, and we may not be able to continue to attract and retain personnel necessary for the development of our business, particularly in light of our financial condition. Our ability to attract and retain such individuals may be harmed by our current financial situation, uncertainties regarding our ability to raise additional funds or continue our operations and the other challenges we face. In addition, our employees may leave us to pursue other opportunities due to uncertainties regarding our financial condition or announcements or rumors regarding potential strategic transactions. The loss of key personnel, the failure to recruit replacement personnel or to develop needed expertise would harm our business.

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

Our use of hazardous materials may pose environmental risks and liabilities which may cause us to incur significant costs

Our research, development and manufacturing processes involve the controlled use of small amounts of hazardous solvents used in pharmaceutical development and manufacturing, including acetic acid, acetone, acrylic acid, calcium chloride, chloroform, dimethyl sulfoxide, ethyl alcohol, hydrogen chloride, nitric acid, phosphoric acid and other similar solvents. We retain a licensed outside contractor that specializes in the disposal of hazardous materials used in the biotechnology industry to properly dispose of these materials, but we cannot completely eliminate the risk of accidental contamination or injury from these materials. Our cost for the disposal services rendered by our outside contractor was not material for the years ended 2014, 2013, or 2012. In the event of an accident involving these materials, we could be held liable for any damages that result and any such liability could exceed our resources. Moreover, as our business develops we may be required to incur significant costs to comply with federal, state and local environmental laws, regulations and policies, especially to the extent that we manufacture our own products.

Management and principal stockholders may be able to exert significant control on matters requiring approval by our stockholders

As of March 31, 2015, our management and principal stockholders (those owning more than 5% of our outstanding shares) together beneficially owned approximately 47% of our shares of common stock. As a result, our management and principal stockholders, acting together or individually, may be able to exert significant control on matters requiring approval by our stockholders, including the election of all or at least a majority of our Board of Directors, the approval of amendments to our charter, and the approval of business combinations and certain financing transactions.

The market prices for securities of biopharmaceutical and biotechnology companies such as ours have been and are likely to continue to be highly volatile due to reasons that are related and unrelated to our operating performance and progress; registration of the common stock underlying the warrants issued pursuant to the Purchase Agreement we entered into in connection with our October 2014 debt financing, or the subsequent sale of such common stock, may cause our stock price to decline; we have not paid dividends in the past and do not anticipate doing so in the future

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances such as our current financial condition and need for substantial additional funding to continue our operations beyond July 2015, the audit report included in this annual report on Form 10-K for the year ended December 31, 2014 that included an explanatory paragraph referring to our recurring losses from operations, available cash balance and accumulated deficit and a substantial doubt about our ability to continue as a going concern, our ability to obtain new financing, any announcements or rumors regarding strategic alternatives we pursue or that terminate, our likelihood of raising additional funding, the status of our relationships or proposed relationships with third-party collaborators, including Akorn, the results of testing and clinical trials, future sales of equity or debt securities by us, the exercise of outstanding options and warrants that could result in dilution to our current holders of common stock, developments in our patents or other proprietary rights or those of our competitors, our failure to meet analyst expectations, any litigation regarding the same, technological innovations or new therapeutic products, governmental regulation, or public concern as to the safety of products developed by us or others and general market conditions concerning us, our competitors or other biopharmaceutical companies may have a significant effect on the market price of our common stock. For example, in the twelve months ended March 31, 2015, our closing stock price fluctuated from a high of $0.36 to a low of $0.12. Such fluctuations can lead to securities class action litigation and make it difficult to obtain financing. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

We filed a registration statement with the Securities and Exchange Commission, or SEC, to register the resale of the common stock issuable upon exercise of the warrants issued in the fourth quarter of 2014 pursuant to the Purchase Agreement. We are obligated to file an additional registration statement with the SEC to register the resale of the common stock issuable upon exercise of the warrants issued in April 2015 in connection with additional borrowings under the Purchase Agreement. Filing of a registration statement, or the subsequent sale of the common stock covered by such registration statement, may cause our stock price to decline.

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

Additionally, federal and state laws governing our ability to obtain and, in some cases, to use and disclose data we need to conduct research activities, including our clinical trials, could increase our costs of doing business. These laws’ requirements could further complicate our ability to obtain necessary research data from our collaborators. In the event that our systems are breached and certain clinical data is compromised, we could become subject to costs arising from failure to maintain the privacy of protected health information. Claims that we have violated individuals’ privacy rights or breached our privacy obligations, even if we are not found liable, could be expensive and time-consuming to defend, could result in adverse publicity and harm our reputation, and could harm our business.

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

INSITE VISION INCORPORATED

Dated: May 12, 2015	By:	/s/ Louis Drapeau
Louis Drapeau Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Table

10.1§[1]	License Agreement, dated as of January 29, 2015, by and between the Company and Nicox, S.A.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from InSite Vision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

1.	Incorporated by reference to Exhibit 10.37 in the Company’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement (File No. 333-201052) filed with the Securities and Exchange Commission on February 20, 2015.
§	Confidential treatment has been granted with respect to certain portions of this agreement. Omitted portions have been filed separately with the Securities and Exchange Commission.