Form 10-Q
period 2015-06-30
INSITE VISION INC
filed 2015-08-13
CIK 802724

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 10, 2015
Common Stock, $0.01 par value per share	131,951,033 shares

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

InSite Vision Incorporated

Condensed Consolidated Balance Sheets

(in thousands, except share data)	June 30, 2015	December 31, 2014
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$1,755	$1,656
Accounts receivable	357	349
Prepaid expenses and other current assets	187	36
Debt issuance costs, net	922	1,267

Total current assets	3,221	3,308
Property and equipment, net	1,436	1,597

Total assets	$4,657	$4,905

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$583	$611
Accrued liabilities	1,160	660
Accrued compensation and related expense	1,880	1,655
Accrued royalties	890	892
Accrued interest	141	85
Lease incentive, current	186	186
Secured notes payable	11,255	5,199
Warrant liability	1,336	1,191

Total current liabilities	17,431	10,479
Deferred revenue	1,000	1,000
Lease incentive	836	928

Total liabilities	19,267	12,407

Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 350,000,000 shares and 240,000,000 shares authorized at June 30, 2015 and December 31, 2014, respectively; 131,951,033 shares issued and outstanding at June 30, 2015 and December 31, 2014	1,320	1,320
Additional paid-in capital	166,797	166,440
Accumulated deficit	(182,727)	(175,262)

Total stockholders’ deficit	(14,610)	(7,502)

Total liabilities and stockholders’ deficit	$4,657	$4,905

(1)	Derived from the Company’s audited consolidated financial statements as of December 31, 2014.

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Revenues:
Royalties	$353	$252	$712	$1,398
Licensing fee	—	6,000	3,000	6,000
Other revenues	39	97	56	104

Total revenues	392	6,349	3,768	7,502

Expenses:
Research and development	4,108	2,535	6,212	5,082
General and administrative	2,029	1,400	3,667	3,340
Cost of revenues, principally royalties to third parties	145	158	276	296

Total expenses	6,282	4,093	10,155	8,718

Income (loss) from operations	(5,890)	2,256	(6,387)	(1,216)
Gain on extinguishment of debt	—	35,999	—	35,999
Interest expense and other, net	(715)	(1,420)	(1,278)	(3,207)
Change in fair value of warrant liability	(32)	314	200	894

Net income (loss)	$(6,637)	$37,149	$(7,465)	$32,470

Net income (loss) per share:
Income (loss) per share - basic	$(0.05)	$0.28	$(0.06)	$0.25

Income (loss) per share - diluted	$(0.05)	$0.28	$(0.06)	$0.25

Weighted average shares used in per-share calculation:
- Basic	131,951	131,951	131,951	131,951

- Diluted	131,951	131,951	131,951	132,333

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(in thousands)	2015	2014
OPERATING ACTIVITIES:
Net income (loss)	$(7,465)	$32,470
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	170	165
Amortization of debt issuance costs	845	185
Amortization of lease incentive	(92)	(92)
Gain on extinguishment of debt	—	(35,999)
Stock-based compensation	357	462
Change in fair value of warrant liability	(200)	(894)
Changes in operating assets and liabilities:
Accounts receivable	(8)	725
Other receivables	—	1,007
Prepaid expenses and other current assets	(151)	(86)
Accounts payable	(28)	148
Accrued liabilities	500	(994)
Accrued compensation and related expense	225	318
Accrued royalties	(2)	95
Accrued interest	56	2,003
Deferred revenues	—	993

Net cash provided by (used in) operating activities	(5,793)	506

INVESTING ACTIVITIES:
Purchase of property and equipment	(9)	(282)
Decrease in short-term investments	—	5,000

Net cash provided by (used in) investing activities	(9)	4,718

FINANCING ACTIVITIES:
Proceeds from secured notes payable, net of issuance costs	5,901	—
Payment of secured notes payable	—	(6,000)

Net cash provided by (used in) financing activities	5,901	(6,000)

Net increase (decrease) in cash and cash equivalents	99	(776)
Cash and cash equivalents at beginning of period	1,656	3,251

Cash and cash equivalents at end of period	$1,755	$2,475

Supplemental disclosure of cash flow information:
Interest received	$—	$1

Interest paid	$345	$1,018

Income taxes paid	$1	$1

Non-cash investing activities - Lease incentive	$—	$201

Non-cash financing activities - Debt extinguishment	$—	$36,047

Non-cash financing activities - Warrant issuance	$345	$—

See accompanying notes to condensed consolidated financial statements.

InSite Vision Incorporated

Notes to Condensed Consolidated Financial Statements

June 30, 2015

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s financial results and financial condition have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any future period.

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

In the fourth quarter of 2014, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain purchasers (the “Purchasers”). Pursuant to the Purchase Agreement, the Company agreed to sell 12% Senior Secured Notes (the “Notes”) to the Purchasers and issue warrants to purchase shares of the Company’s common stock. The Company sold Notes to the Purchasers having an aggregate principal amount of $5.2 million in the fourth quarter of 2014 and had the option to sell additional Notes to the Purchasers in an aggregate principal amount of $2.6 million until October 9, 2016. In accordance with the Purchase Agreement, on April 17, 2015, the Company sold Notes to the Purchasers having an aggregate principal amount equal to $2.6 million and issued warrants to purchase an aggregate of 3,464,456 shares of the Company’s common stock at an exercise price of $0.18 per share. The Company has no remaining borrowings under the Purchase Agreement.

Riverbank Capital Securities acted as the placement agent (the “Placement Agent”) for the offering of Notes and warrants pursuant to the Purchase Agreement and received $155,900, a 6% cash commission on the gross proceeds from the sale of the Notes and issuance of the warrants on April 17, 2015. Timothy McInerney, the Chairman of the Board of the Company and a member of the Company’s Board of Directors, is a principal of the Placement Agent and was a Purchaser in the offering of Notes and warrants under the same terms as the other Purchasers.

On June 8, 2015, the Company, QLT Inc., a corporation incorporated under the laws of British Columbia (“QLT”), and Isotope Acquisition Corp., a Delaware corporation and indirect wholly owned subsidiary of QLT (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub will merge with and into the Company, and the Company will be the surviving corporation (the “Surviving Corporation”) in the merger and a wholly owned indirect subsidiary of QLT (the “Merger”).

Pursuant to the terms of the Merger Agreement, each share of the Company’s common stock issued and outstanding (the “Company Common Stock”) (except shares owned by QLT or a subsidiary of QLT and shares held by stockholders who exercise their appraisal rights under Delaware law) will be cancelled and will be automatically converted into the right to receive 0.048 of validly issued, fully paid and non-assessable shares of QLT common shares (the “Merger Consideration”). No fractional shares will be issued in connection with the Merger, and the Company’s stockholders will receive cash in lieu of any fractional shares in the Merger pursuant to the terms of the Merger Agreement.

Pursuant to the terms of the Merger Agreement, each option to acquire shares of Company Common Stock that is outstanding and unexercised will terminate and have no further effect, and the holder thereof will have no right to receive any consideration therefor. However, holders of any such options will have at least five days prior to the closing of the Merger to fully exercise their options.

Pursuant to the terms of the Merger Agreement, each holder of a warrant to purchase shares of Company Common Stock (collectively, the “Company Warrants”) will have the right to elect to surrender such holder’s warrants to the Company as the surviving corporation of the Merger in return for a cash payment. Each Company Warrant that has not been cancelled in exchange for a cash payment form the Company in accordance with the terms of the Company Warrants will become converted into and become a warrant to purchase QLT common shares and QLT will assume each such Company Warrant in accordance with its terms.

Pursuant to the terms of the Merger Agreement, the Company was required to submit to the United States Food and Drug Administration (the “FDA”) a new drug application (“NDA”) with respect to BromSite™. The Company filed the NDA with the FDA on June 11, 2015. In addition, QLT’s obligation to consummate the Merger is conditioned on, among other things, (1) the FDA not having issued a written communication refusing to file the NDA with respect to BromSite for review by August 10, 2015, which is the 60th day following the FDA’s receipt of the BromSite NDA, and (2) the FDA not having asserted a deficiency that is reasonably likely to require one or more additional clinical studies with respect to BromSite by August 24, 2015, which is the 74th day following the FDA’s receipt of the BromSite NDA.

The Merger Agreement is subject to adoption by the Company’s stockholders, among other things.

The Merger Agreement contains certain termination rights for each of the Company and QLT, including the right of each party to terminate the Merger Agreement if the Merger has not been consummated by December 8, 2015. The Company may be required to pay to QLT a termination fee of $1,170,000.

In connection with the consummation of the Merger, certain holders of the Company’s outstanding Notes have agreed to waive their rights to a mandatory redemption of such holders’ Notes in connection with the consummation of the Merger.

See Note 7—Subsequent Events for additional information.

Secured Note

In connection with the execution of the Merger Agreement, the Company and QLT entered into a secured note (the “QLT Note”) pursuant to which QLT agreed to provide a secured line of credit of up to $9,853,333 to the Company. Interest accrues on the amounts borrowed at the rate of 12% per annum. All borrowings under the QLT Note will be due and payable 12 months following the termination of the Merger Agreement except that our obligation to repay those amounts will accelerate and become due and payable on the occurrence of any event of default or on the termination of the Merger Agreement under the following circumstances: (1) QLT terminates the Merger Agreement as a result of our Board of Directors (A) changing or withdrawing its recommendation following the time of its receipt of a superior proposal or (B) failing to reaffirm its recommendation within five days of QLT requesting such reaffirmation following a publicly announced acquisition proposal; (2) we terminate the Merger Agreement to engage in a competing transaction constituting a superior proposal; or (3) we complete a competing transaction following certain termination events under the Merger Agreement.

Pursuant to the terms of the QLT Note, the Company borrowed $2,360,000 in connection with the Company’s preparation of the BromSite NDA. The Company has the right to draw an additional $600,000 to finance certain manufacturing costs, and beginning in June 2015, may also borrow up to $1,100,000 per month for six months, and up to $293,333 in December. The Company also borrowed $1,100,000 in June 2015. As of June 30, 2015, total borrowings from the QLT Note were $3,460,000.

The QLT Note is secured by substantially all of the assets of the Company pursuant to the terms of a Security Agreement. The QLT Note is further secured by certain copyrights, trademarks, patents and patent applications of the Company pursuant to the terms of an IP Security Agreement.

All borrowings under the QLT Note will accelerate and become due and payable under certain circumstances in which the Merger Agreement terminates, including if (1) QLT terminates the Merger Agreement as a result of the Company’s Board effecting a change in its recommendation that Company stockholders vote in favor of the Merger or recommend an alternative transaction or due to the Company’s material breach of its obligations relating to the solicitation of a competing transaction, (2) the Company terminates the Merger Agreement to engage in a competing transaction, or (3) the Company completes a competing transaction following the termination of the Merger Agreement.

The Company has incurred significant losses since inception. Clinical trials and costs to prepare an NDA for the Company’s product candidates with the FDA are very expensive and difficult, in part because they are subject to rigorous regulatory requirements. As of June 30, 2015, the Company’s accumulated deficit was $182.7 million and cash and cash equivalents were $1.8 million. The Company’s ability to fund its operations is dependent primarily upon its ability to consummate the Merger with QLT or raise or have access to sufficient funding to execute on its business plan.

Absent the transactions contemplated by the Merger Agreement including the secured line of credit of up to $9,853,333 granted by QLT to the Company, the Company expects that its cash and cash equivalents balance, anticipated cash flows from operations and the net proceeds from existing debt financing arrangements would have only been adequate to fund its operations until approximately July 2015. In their audit report related to the Company’s consolidated financial statements for the year ended December 31, 2014, which is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the Company’s auditors refer to the Company’s recurring losses from operations, available cash equivalent balances and accumulated deficit and a substantial doubt about its ability to continue as a going concern. The Company expects the secured line of credit granted to it by QLT will fund operations until completion of the Merger; however, if the Merger Agreement terminates prior to completion, no additional funding from QLT would be available and if the Company is unable to enter into a strategic transaction or secure sufficient additional funding, its management believes that it will need to cease operations and liquidate its assets. The Company’s financial statements were prepared on the assumption that it will continue as a going concern and do not include any adjustments should it be unable to continue as a going concern.

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

Warrant Liability

The Company issued warrants to purchase shares of the Company’s common stock in connection with a private placement equity financing transaction in July 2011 and private placement debt financing transactions in the fourth quarter of 2014 and the second quarter of 2015. The Company accounts for these warrants as a liability measured at fair value due to a provision included in the warrant agreements that provides the warrant holders with an option to require the Company (or its successor) to purchase their warrants for cash in the event of a “Fundamental Transaction” (as defined in the warrant agreements). The actual amount of cash required if the mandatory purchase option is exercised would be determined using the Black-Scholes Option Pricing Model (the “Black-Scholes Model”) as determined in accordance with the terms of the warrant agreements. The fair value of the warrant liability is estimated using the Black-Scholes Model, which requires inputs such as the remaining term of the warrants, share price volatility and risk-free interest rate. These assumptions are reviewed on a monthly basis and changes in the estimated fair value of the outstanding warrants are recognized each reporting period in the Condensed Consolidated Statements of Operations under “Change in fair value of warrant liability.”

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

At June 30, 2015, less than $0.1 million of the Company’s cash and cash equivalents consisted of Level 1 U.S. Treasury-backed government securities or money market funds that are measured at fair value on a recurring basis.

As discussed above, the fair value of the warrant liability, determined using Level 3 criteria, was initially recorded on the grant date and remeasured at June 30, 2015 and December 31, 2014 using the Black-Scholes Model, which requires inputs such as the remaining term of the warrants, share price volatility and risk-free interest rate. These inputs are subjective and generally require significant analysis and judgment to develop. A significant increase (decrease) of any of the subjective variables would result in a correlated increase (decrease) in the warrant liability and an inverse effect on net income (loss).

The fair value of the warrant liability was estimated using the following weighted-average assumptions, as determined in accordance with the terms of the warrant agreements, at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Risk-free interest rate	0.8%	0.9%
Remaining term (years)	2.3	2.4
Expected dividends	0.0%	0.0%
Volatility	100.0%	101.2%

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

The following table provides a summary of changes in the fair value of the Company’s warrant liability, its only Level 3 financial liability, for the six months ended June 30, 2015 (in thousands):

Balance at December 31, 2014	$1,191
Initial fair value of warrants as of date of issuance	$345
Net decrease in fair value of warrant liability for all outstanding warrants on remeasurement	(200)

Balance at June 30, 2015	$1,336

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers. The FASB and the International Accounting Standards Board (“IASB”) initiated a joint project to clarify the principles for recognizing revenue and developed a common revenue recognition standard for U.S. generally accepted accounting principles (“GAAP’) and International Financial Reporting Standards (“IFRS”). Under the guidance, an entity should recognize revenue when the entity satisfies a performance obligation within a contract at a determined transaction price. This update is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. The Company does not expect that the adoption of this standard will materially impact the Company’s consolidated statement of financial position or results of operations.

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

The effect of recording stock-based compensation for the three and six months ended June 30, 2015 and 2014 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Stock-based compensation expense by type of award:
Employee stock options	$166	$211	$358	$466
Scientific Advisory Board stock options	—	(1)	(1)	(4)

Total stock-based compensation expense	$166	$210	$357	$462

Stock-based compensation included in expense line items in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Research and development	$78	$81	$171	$186
General and administrative	88	129	186	276

	$166	$210	$357	$462

During the six months ended June 30, 2015 and 2014, the Company granted options to purchase 2,875,000 and 2,777,000 shares of common stock, respectively, with an estimated total grant date fair value of $415,000 and $555,000, respectively. Based on the Company’s historical experience of option pre-vesting cancellations and estimates of future forfeiture rates, the Company has assumed an annualized forfeiture rate of 10% for its options for all periods disclosed. Accordingly, for the quarters ended June 30, 2015 and 2014, the Company estimated that the stock-based compensation for the awards not expected to vest was $236,000 and $276,000, respectively.

As of June 30, 2015, unrecorded deferred stock-based compensation balance related to stock options was $1.0 million and will be recognized over an estimated weighted-average amortization period of 2.6 years.

Valuation assumptions

The Company estimates the fair value of stock options using a Black-Scholes valuation model using the graded-vesting method with the following weighted-average assumptions:

	Six months ended June 30,
Stock Options	2015	2014
Risk-free interest rate	1.3%	1.7%
Expected term (years)	5	5
Expected dividends	0.0%	0.0%
Volatility	88.8%	88.2%

The expected dividend yield was set at zero because the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility was based on the historical volatility of the Company’s common stock and the expected moderation in future volatility over the period commensurate with the expected life of the options and other factors. The risk-free interest rates were taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded U.S. Treasury securities for terms equal to the expected term of the options. The expected term calculation was based on the terms utilized by the Company’s peers, observed historical option exercise behavior and post-vesting forfeitures of options by the Company’s employees. No options were granted during the three months ended June 30, 2015 and 2014.

The following is a summary of activity for the indicated periods:

	Number of shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	20,744,641	$0.37
Granted	2,875,000	0.21
Exercised	—	0.00
Forfeited	(70,736)	0.28
Expired	(287,030)	0.60

Outstanding at June 30, 2015	23,261,875	$0.34	6.78	$0

Options vested and expected to vest at June 30, 2015	22,544,709	$0.35	6.70	$0
Options exercisable at June 30, 2015	16,121,962	$0.38	5.87	$0

At June 30, 2015, the Company had 3,635,503 shares of common stock available for grant or issuance under its 2007 Plan. The weighted average grant date fair value of options granted during the six months ended June 30, 2015 and 2014 was $0.14 and $0.20 per share, respectively. No options were exercised during the six months ended June 30, 2015 and 2014.

Note 3. Net Income (Loss) per Share

Basic net income (loss) per share has been computed using the weighted-average number of common shares outstanding during the period. Dilutive net income (loss) per share was computed using the sum of the weighted average number of common shares outstanding and the potential number of dilutive common shares outstanding during the period. Potential common shares consist of the shares issuable upon exercise of stock options and warrants. Potentially dilutive securities have been excluded from the computation of diluted net income (loss) per share in 2015 and 2014 as their inclusion would be anti-dilutive. For the three months ended June 30, 2015 and 2014, respectively, 46,595,777 and 35,449,287 options and warrants were excluded from the calculation of diluted net income (loss) per share because the effect was anti-dilutive. For the six months ended June 30, 2015 and 2014, respectively, 46,595,777 and 34,067,149 options and warrants were excluded from the calculation of diluted net income (loss) per share because the effect was anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Numerator:
Net income (loss)	$(6,637)	$37,149	$(7,465)	$32,470

Denominator:
Weighted-average shares outstanding	131,951	131,951	131,951	131,951
Effect of dilutive securities:
Stock options	—	—	—	382

Weighted-average shares outstanding for diluted loss per share	131,951	131,951	131,951	132,333

Net income (loss) per share:
Basic	$(0.05)	$0.28	$(0.06)	$0.25

Diluted	$(0.05)	$0.28	$(0.06)	$0.25

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

In the fourth quarter of 2014 and the second quarter of 2015, the Company completed private placement debt financing transactions for an aggregate principal amount of $7.8 million. In connection with the debt financings, in the fourth quarter of 2014, the Company issued warrants to purchase up to 2,053,169 shares, 200,620 shares and 2,824,281 shares of common stock that are exercisable at $0.33, $0.31 and $0.26, respectively, per share. In the second quarter of 2015, the Company issued warrants to purchase up to 3,464,456 shares of common stock that are exercisable at $0.18 per share. The warrants expire five years from the date of issuance.

As discussed in Note 1, the warrants issued in 2011, 2014 and 2015 included a provision that provides the warrant holders with an option to require the Company (or its successor) to purchase the warrants for cash in an amount equal to the Black-Scholes value in the event of a “Fundamental Transaction” (as defined in the warrant agreements). Accordingly, the fair value of the warrants at the issuance date was estimated using the Black-Scholes Model, as determined in accordance with the terms of the warrant agreements, and the Company recorded a warrant liability of $6.4 million in 2011, $1.0 million in 2014 and $0.3 million in 2015. The warrant liability was remeasured to $1.3 million and $1.2 million at June 30, 2015 and December 31, 2014, respectively. The Company recorded a decrease to the warrant liability of approximately $0.2 and $0.9 million for the six months ended June 30, 2015 and 2014, respectively, which was recognized as income in the Company’s Condensed Consolidated Statement of Operations. Additional disclosures regarding the assumptions used in calculating the fair value of the warrant liability are included in Note 1.

Note 5. Common Stock Warrants

The following table shows outstanding warrants as of June 30, 2015, all of which were issued in the July 2011 private placement equity financing transaction and in the 2014 and 2015 private placement debt financing transactions. All of the outstanding warrants have cashless exercise provisions in the event the registration statement registering the resale of the shares of common stock issuable upon exercise of the warrants is not effective or the prospectus forming a part of the registration statement is not current. All warrants are exercisable for common stock.

Date Issued	Warrant Shares	Exercise Price	Expiration Date	Potential Proceeds if Exercised for Cash
July 18, 2011	14,791,376	$0.75	July 18, 2016	$11,093,532
October 9, 2014	2,053,169	$0.33	October 9, 2019	$677,546
November 21, 2014	200,620	$0.31	November 21, 2019	$62,192
December 10, 2014	2,824,281	$0.26	December 10, 2019	$734,313
April 17, 2015	3,464,456	$0.18	April 17, 2020	$623,602

Total	23,333,902			$13,191,185

Note 6. Legal Proceedings

The Company is subject to various claims and legal actions during the ordinary course of its business.

In April 2011, the Company received a Notice Letter that Sandoz, Inc. or Sandoz, filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution, or the Sandoz Product, prior to the expiration of the five U.S. patents listed in the Orange Book for AzaSite, which include four of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Sandoz ANDA filing, Sandoz alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed upon by the Sandoz Product. On May 26, 2011, the Company, Merck and Pfizer filed a patent infringement lawsuit against Sandoz and related entities. The plaintiff companies agreed that Merck would take the lead in prosecuting this lawsuit. Before the trial, the patents involved in the litigation were limited to the one Pfizer patent and three of our patents. On October 4, 2013, the United States District Court for the District of New Jersey entered a Final Judgment in favor of us and the other plaintiffs finding all the asserted claims of the patents in the litigation valid and infringed by Sandoz and related entities. The Court Order specified that the effective date of any FDA approval of a Sandoz ANDA for generic 1% azithromycin ophthalmic solution products would be no earlier than the expiration date of the patents in the litigation. On November 4, 2013, Sandoz filed an appeal of this decision to the United States Court of Appeals for the Federal Circuit. On November 15, 2013, Akorn acquired Inspire from Merck, and as such, acquired the rights to AzaSite in North America. Akorn took the lead in prosecuting this lawsuit. On April 9, 2015, the Court of Appeals for the Federal Circuit affirmed the decision of the district court holding that Sandoz failed to show that the asserted claims in the patents-in-suit would have been obvious to a person of ordinary skill in the art. In accordance with the judgment of the Court of Appeals entered on April 9, 2015, pursuant to Rule 41(a) of the Federal Rules of Appellate Procedures, the formal mandate was issued on May 18, 2015 to close this case since Sandoz did not seek en banc review by the Federal Circuit of its initial decision or seek review by the Supreme Court.

In May 2013, the Company received a Notice Letter that Mylan Pharmaceuticals, Inc. or Mylan, filed an ANDA with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution, or the Mylan Product, prior to the expiration of the U.S. patents listed in the Orange Book for AzaSite, which include three of the Company’s patents and one patent licensed to the Company by Pfizer. In the paragraph IV Certification accompanying the Mylan ANDA filing, Mylan alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed upon by the Mylan Product. On June 14, 2013, the Company, Merck and Pfizer filed a patent infringement lawsuit against Mylan and a related entity. On November 15, 2013, Akorn acquired Inspire from Merck, and as such, acquired the rights to AzaSite in North America. The plaintiff companies agreed that Akorn would take the lead in prosecuting this lawsuit. The filing of this lawsuit triggered an automatic stay, or bar, of the FDA’s approval of the ANDA for up to 30 months or until a final district court decision of the infringement lawsuit, whichever comes first. In February 2015, all of the parties involved in the lawsuit executed a Settlement Agreement including all of the patents in the lawsuit and submitted the same to the United States District Court for the District of New Jersey. On March 4, 2015, the district court issued an Order for Dismissal, without prejudice.

On July 24, 2014, Karin Stiens filed a complaint against Bausch & Lomb, Dr. Lance Ferguson and the Company (Fayette (Kentucky) Circuit Court Civil Action No. 14-CI-2829) alleging that she suffered ophthalmological damage when Dr. Ferguson engaged in off-label use of Besivance® in a photorefractive keratectomy procedure as a prophylactic antibiotic. The plaintiff alleges that Bausch & Lomb and the Company negligently tested, marketed and distributed Besivance, and negligently informed medical providers and consumers about Besivance. The complaint contains no facts supporting these general allegations, no facts supporting the plaintiff’s claim of permanent injuries and no allegations asserting Kentucky jurisdiction over the Company. The plaintiff has not pleaded any specific amount in damages nor made any demand. The Company filed its answer on August 18, 2014. Bausch & Lomb has assumed costs of this action. The Company currently expects to file a motion for summary judgment to dismiss InSite Vision from the lawsuit.

The Company and QLT issued press releases announcing the execution of the Merger Agreement on June 8, 2015. On June 17, 2015, a purported class action lawsuit entitled Speiser, et al. v. Insite Vision, Inc., et al., Civil Action No. RG15774540, was filed in California Superior Court for Alameda County, naming as defendants the Company, all of its directors, QLT Inc. and Isotope Acquisition Corp. On July 10, 2015, a second purported class action entitled McKinley v. Ruane, et al., Civil Action No. RG15777471, was filed in the same court, naming the same defendants. In both cases, the plaintiffs, who claim to be stockholders of the Company, allege in their complaints that the Company’s directors breached fiduciary duties to the stockholders by agreeing to enter into a merger transaction with QLT because the merger consideration is inadequate and the process by which the transaction was agreed to was flawed. The plaintiffs also allege that QLT and Isotope aided and abetted the breaches of duty by the Company’s directors. The plaintiffs seek to enjoin consummation of the transaction or, in the alternative, to recover unspecified money damages, together with costs and attorneys’ fees. Attorneys for the plaintiffs in both cases have indicated that they will seek to consolidate the cases into a single action. The cases are currently at a preliminary stage; the defendants have not filed responses to the complaints and no discovery has taken place. The Company and its directors believe that the complaints are without merit and intend to defend themselves vigorously.

There are currently no other claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

Note 7. Subsequent Events

In accordance with the QLT Note, the Company borrowed an additional $1,100,000 from QLT in July 2015.

In August 2015, the Company received an unsolicited proposal from a multi-national pharmaceutical company to acquire all outstanding shares of its common stock at a price of $0.25 per share in cash. The Company remains subject to the Merger Agreement and the Company’s Board of Directors has not changed its recommendation in support of the Merger, the Merger Agreement, or its recommendation that the Company’s stockholders adopt the Merger Agreement.

The Company evaluated subsequent events through the date on which the financial statements were issued and determined that there were no subsequent events that required adjustments or disclosures to the financial statements for the quarter ended June 30, 2015.

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

We have incurred significant losses since inception. Clinical trials and costs to prepare an NDA for our product candidates with the FDA are very expensive and difficult, in part because they are subject to rigorous regulatory requirements. As of June 30, 2015, our accumulated deficit was $182.7 million and cash and cash equivalents were $1.8 million. Our ability to fund our operations is dependent primarily upon our ability to consummate the Merger with QLT or raise or have access to sufficient funding to execute on our business plan.

Absent the transactions contemplated by the Merger Agreement including the secured line of credit of up to $9,853,333 granted by QLT to us, we expect that our cash and cash equivalents balance, anticipated cash flows from operations and the net proceeds from existing debt financing arrangements would have only been adequate to fund our operations until approximately July 2015. In their audit report related to our consolidated financial statements for the year ended December 31, 2014, which is included in our Annual Report on Form 10-K for the year ended December 31, 2014, our auditors refer to our recurring losses from operations, available cash and cash equivalent balances and accumulated deficit and a substantial doubt about our ability to continue as a going concern. We expect the secured line of credit granted to us by QLT will fund operations until completion of the Merger; however, if the Merger Agreement terminates prior to completion, no additional funding from QLT would be available and if we are unable to enter into a strategic transaction or secure sufficient additional funding, our management believes that we will need to cease operations and liquidate our assets. Our financial statements were prepared on the assumption that we will continue as a going concern and do not include any adjustments that might result should we be unable to continue as a going concern.

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

•	Besivance® (besifloxacin ophthalmic suspension) 0.6% is a DuraSite formulation of besifloxacin, a broad spectrum ocular antibiotic approved by the FDA in May 2009 to treat bacterial conjunctivitis (pink eye). Besivance was developed by Bausch + Lomb Incorporated (Bausch & Lomb) (wholly-owned by Valeant Pharmaceuticals International, Inc. (Valeant) as of August 2013) and was launched in the United States in the second half of 2009. In 2011, Besivance was launched internationally in select countries. Until we sold the Besivance royalty rights in April 2013, we received a middle single-digit royalty on net sales of Besivance globally. In April 2013, we sold the rights to receive royalty payments on sales of Besivance, beginning on January 1, 2013, for $15 million at closing, with an additional $1 million paid in February 2014 after certain 2013 Besivance sales targets were met. Under the terms of the agreement, if the purchasers receive specified levels of total cash from the Besivance royalty, the royalty would be returned to us in whole or in part. Patent protection for Besivance in the United States expires in 2021.

•	BromSiteTM is a DuraSite formulation of bromfenac in development for the treatment of post-operative inflammation and prevention of post-operative eye pain. We initiated a Phase 1/2 clinical trial for this product candidate in August 2010 and we received positive top-line results from this study in the first quarter of 2011, which demonstrated the efficacy and safety of BromSite. In the third quarter of 2011, we completed an additional Phase 2 clinical trial to investigate the pharmacokinetics (PK) of BromSite in humans. We received positive top-line results that showed that the mean concentration of bromfenac in the aqueous humor of patients using BromSite was more than double compared to the currently available bromfenac eye product. In July 2012, we initiated a Phase 3 clinical trial for this product candidate and completed patient enrollment in November 2012. The BromSite Phase 3 clinical trial enrolled 268 patients undergoing cataract surgery in a two-arm trial designed to evaluate the efficacy and safety of BromSite against the DuraSite vehicle alone. In March 2013, we received positive top-line results from this Phase 3 clinical trial demonstrating statistically significant superiority compared to vehicle (p < 0.001) in prevention of ocular pain and treatment of inflammation among patients following cataract surgery. In May 2013, we initiated the second Phase 3 clinical trial for this product candidate, which was completed in November 2013 with 248 patients enrolled. We received positive top-line results from this confirmatory Phase 3 clinical trial in December 2013. We completed the New Drug Application (NDA) for this product candidate in February 2015 and filed the NDA with the FDA on June 11, 2015. In May 2014, the Swedish Medical Products Agency (MPA) concluded that the existing Phase 3 clinical data for BromSite was likely sufficient to support the filing of a Marketing Authorization Application (MAA) with the MPA. In July 2014, the U.S. Patent and Trademark Office (USPTO) issued a patent on BromSite. The patent provides protection for bromfenac formulations in DuraSite, including ISV-101, until August 7, 2029.

•	DexaSiteTM is a DuraSite formulation of dexamethasone in development for the treatment of ocular inflammation. In November 2011, we initiated a Phase 3 clinical trial for this product candidate in blepharitis and completed patient enrollment in the clinical trial in September 2012. This study enrolled 907 patients and we announced top-line results in July 2013. While DexaSite did not meet the primary endpoint of complete resolution of all clinical signs, it did meet the complete resolution of the symptom of blepharitis, lid irritation. Furthermore, DexaSite demonstrated statistically significant improvements in the disease’s clinical signs at the end of treatment on Day 15. After ongoing meetings with the FDA, in July 2014, the FDA agreed that the results of the Phase 3 clinical trial could potentially support marketing approval for DexaSite for the treatment of blepharitis. During the fourth quarter of 2014, we executed post-Phase 3 regulatory meetings with European Health Authorities and the FDA to outline our proposed filings. We currently plan to file an NDA with the FDA in 2017 for this product in this indication. As a next step toward this filing, we plan to execute additional regulatory meetings with European Health Authorities and the FDA during 2015 to attempt to harmonize the chemistry, manufacturing and controls (CMC) section in support of DexaSite NDA and MAA filings for this indication. In addition, in November 2013, we submitted a protocol to the FDA for Phase 3 clinical trials with respect to the use of DexaSite for the treatment of inflammation and prevention of eye pain in ocular surgery.

•	AzaSite PlusTM is a fixed combination of azithromycin and dexamethasone in DuraSite for the treatment of ocular inflammation and infection (blepharitis and/or blepharoconjunctivitis) for which there is no FDA approved indicated treatment. In November 2011, we initiated a Phase 3 clinical trial for this product candidate in blepharitis and completed patient enrollment in the clinical trial in September 2012. This study enrolled 907 patients and we announced top-line results in July 2013. While AzaSite Plus did not meet the primary endpoint of complete resolution of all clinical signs, it did meet the complete resolution the symptom of blepharitis, lid irritation. Furthermore, AzaSite Plus did demonstrate statistically significant improvements in the disease’s clinical signs at the end of treatment on Day 15. We continue to meet with the FDA to review the overall results of the clinical trial and determine the next steps in the development of this product candidate.

•	DuraSite® 2 is our next-generation enhanced drug delivery system, which is designed to provide a broad platform for developing superior ophthalmic therapeutics. DuraSite 2 is based on the original DuraSite technology, and incorporates a cationic polymer to achieve sustained and enhanced ocular delivery of drugs. DuraSite 2 is designed to increase the tissue penetration for topically delivered ocular drugs with the aim of improved efficacy and dosing convenience. In August 2013, the USPTO issued a patent on DuraSite 2. The patent provides protection to March 5, 2029 for both the delivery system and the drugs that are formulated with DuraSite 2. In November 2013, we obtained preclinical data from a comparative study that demonstrated superior drug retention and tissue penetration compared to DuraSite. We plan to utilize the DuraSite 2 platform in the development of all future pipeline products. We plan to initiate a broad licensing program that provides access to industry partners through both exclusive and non-exclusive licensing and/or commercialization agreements.

•	ISV-101 is a DuraSite formulation with a low concentration of bromfenac for the treatment of dry eye disease. We filed an Investigational New Drug Application (IND) with the FDA for this product candidate in the first quarter of 2011. We plan to initiate a Phase 1/2 clinical trial for this product candidate, but no time period has been set.

Major Developments

Our major developments and events in 2015 included:

•	In January 2015, we entered into a license agreement with Nicox S.A. (Nicox), for the development and commercialization of AzaSite, AzaSite Xtra and BromSite in Europe, Middle East and Africa (105 total countries). Under the terms of the license, we received an upfront payment of $3.0 million and could potentially receive $13.75 million in milestone payments. We will also receive tiered, mid-single digit to double-digit royalties on the net sales of these three products. Nicox can request up to twelve full-time equivalent (FTE) employees from us to assist with presenting data to regulatory authorities in the European Union, obtaining European Union regulatory approvals and dealing with the approved product manufacturer in the United States. Nicox has agreed to reimburse us for the use of our employees. Should the twelve FTE employees be needed for a full year, the reimbursement to us would be approximately $3.6 million.

•	In February 2015, we, Akorn and Pfizer entered into a settlement agreement to dismiss a patent infringement lawsuit against Mylan concerning Mylan’s Abbreviated New Drug Application (ANDA) seeking to launch generic versions of AzaSite with the FDA. Due to the settlement, under the terms of the Akorn License, the royalty rate increased from 8% to 9%, effective March 4, 2015, on sales of AzaSite in North America.

•	In April 2015, pursuant to the Securities Purchase Agreement (Purchase Agreement) we entered into in 2014 with certain purchasers (Purchasers), we sold an additional aggregate principal amount of $2.6 million in 12% Senior Secured Notes (Notes) and issued warrants to purchase 3,464,456 shares of our common stock at an exercise price of $0.18 per share.

•

In June 2015, we entered into the Merger Agreement pursuant to which Isotope Acquisition Corp. (Merger Sub) will, subject to the satisfaction or waiver of the conditions therein, merge with and into us and we will be the surviving corporation in the merger and an indirect wholly owned subsidiary of QLT (Merger). Pursuant to the terms of the Merger Agreement, each share of the Company’s common stock issued and outstanding (except shares owned by QLT or a subsidiary of QLT and shares held by stockholders who exercise their appraisal rights under Delaware law) will be cancelled and will be automatically converted into the right to receive 0.048 of validly issued, fully paid and non-assessable shares of QLT common shares. In connection with the execution of the Merger Agreement, InSite and QLT entered into the QLT Note pursuant to which QLT agreed to provide us with a secured line of credit of up to $9,853,333.

•	In June 2015, noteholders holding in the aggregate approximately $5.25 million in principal amount of the Notes each entered into the Amendment, Waiver and Consent with us whereby certain terms, including the maturity date, of all of the outstanding Notes were amended. Under the Amendment, Waiver and Consent, the outstanding principal balance of the Notes, together with all accrued and unpaid interest thereunder, becomes due and payable in a lump sum on the day which is the earlier to occur of (i) six months following the closing date of the Merger and (ii) 12 months after the date on which the Merger Agreement is terminated. Under the Amendment, Waiver and Consent, we agreed to repay all amounts outstanding under the Notes held by noteholders not party to the Amendment, Waiver and Consent within 10 days after the consummation of the Merger.

•	In June 2015, we completed submission of the BromSite NDA to the FDA.

•	In August 2015, we received an unsolicited proposal from a multi-national pharmaceutical company to acquire all outstanding shares of our common stock at a price of $0.25 per share in cash. We remain subject to the Merger Agreement and our Board of Directors has not changed its recommendation in support of the Merger, the Merger Agreement, or its recommendation that our stockholders adopt the Merger Agreement.

Business Strategy.

Our business strategy previously consisted of the following:

1.	Develop our pipeline of ocular product candidates. We seek to identify new product candidates from proven drugs that can be improved by formulation in DuraSite 2, which can substantially reduce the clinical risk involved in these product candidates. As appropriate, we plan to conduct preclinical and clinical testing of our product candidates.

2.	Partner our product candidates. When we deem it appropriate, we seek to partner with larger pharmaceutical companies to manufacture and market our products. Partnering agreements generally include upfront and milestone payments, as well as on-going royalty payments upon commercialization, payable to us.

Results of Operations

Revenues.

Our revenues for the three and six months ended June 30, 2015 and 2014 were:

Revenues

(in millions)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
AzaSite royalties	$0.4	$0.3	$0.7	$1.4
Licensing fee	—	6.0	3.0	6.0
Other revenues	—	—	0.1	0.1

Total	$0.4	$6.3	$3.8	$7.5

For the three months ended June 30, 2015 and 2014, AzaSite royalties were comprised of $0.4 million and $0.3 million, respectively, of royalties based on net sales. AzaSite royalties increased by 41% compared to 2014 due to a 25% increase in AzaSite net sales and due to the settlement agreement with Mylan, under the terms of the Akorn License, the royalty rate increased from 8% to 9%, effective March 4, 2015, on sales of AzaSite in North America. In June 2014, we received a $6.0 million license fee for the amendment to the Akorn License.

For the six months ended June 30, 2015 and 2014, AzaSite royalties were comprised of $0.7 million and $1.4 million, respectively, of royalties based on net sales. Royalties on AzaSite declined by 49% compared to 2014 due to a reduction of the royalty rate from 25% to 8%, in connection with the amendment of the Akorn License effective on April 1, 2014 and an increase in the royalty rate to 9% in connection with the settlement agreement with Mylan. In January 2015, we entered into a license agreement with Nicox for the development and commercialization of AzaSite, AzaSite Xtra and BromSite in Europe, Middle East and Africa (105 total countries). Under the terms of this license, we received an upfront payment of $3.0 million in January 2015. In June 2014, we received a $6.0 million license fee for the amendment to the Akorn License.

Research and development expenses.

Our research and development (R&D) expenses for the three and six months ended June 30, 2015 and 2014 were:

R&D Cost by Program

(in millions)

	Three months ended		Six months ended
	June 30,		June 30,
Program	2015	2014	2015	2014
BromSite	$2.4	$1.1	$2.7	$1.9
AzaSite Plus/DexaSite	0.1	—	0.2	0.1
Programs - non-specific	1.6	1.4	3.3	3.1

Total	$4.1	$2.5	$6.2	$5.1

For the three and six months ended June 30, 2015, our BromSite program expenses were primarily related to the $2.3 million fee to file the NDA with the FDA in June 2015. Non-specific program costs, which comprised facility, internal personnel and stock-based compensation costs, are not allocated to a specific development program. We expect to incur additional R&D expense to develop new product candidates.

For the three and six months ended June 30, 2014, our BromSite program expenses were primarily related to costs to prepare to file an NDA with the FDA. Non-specific program costs, which comprised facility, internal personnel and stock-based compensation costs, are not allocated to a specific development program.

General and administrative expenses.

General and administrative expenses for the three months ended June 30, 2015 and 2014 were $2.0 million and $1.4 million, respectively. General and administrative expenses for the six months ended June 30, 2015 and 2014 were $3.7 million and $3.3 million, respectively. In 2015, we incurred higher legal and professional expenses of approximately $1.0 million related to the merger with QLT. In 2014, we incurred higher legal expenses of approximately $0.5 million from our on-going partnering efforts.

Cost of revenues.

Cost of revenues for the three months ended June 30, 2015 and 2014 were $0.1 million and $0.2 million, respectively. Cost of revenues for both the six months ended June 30, 2015 and 2014 were $0.3 million. Cost of revenues in each period primarily consisted of royalties to Pfizer.

Gain on extinguishment of debt.

Gain on extinguishment of debt was $36.0 million for the three and six months ended June 30, 2014. On June 10, 2014, our subsidiary and the noteholders entered into a Note Purchase Agreement in which our subsidiary repurchased and cancelled the non-recourse AzaSite Notes for a single payment of $6.0 million. As a result of the cancellation, the remaining principal on the AzaSite Notes of $41.3 million and accrued interest of $2.8 million was extinguished. In addition, our subsidiary wrote-off the remaining balance of $2.1 million in debt issuance costs and incurred less than $0.1 million of legal and professional fees. For the three and six months ended June 30, 2014, the gain on the extinguishment of debt represented basic and diluted net income per share of $0.27 for each period.

Interest expense and other, net.

Interest expense and other, net, for the three months ended June 30, 2015 and 2014 was an expense of $0.7 million and $1.4 million, respectively. Interest expense and other, net, for the six months ended June 30, 2015 and 2014 was an expense of $1.3 million and $3.2 million, respectively. In 2015, interest expense was primarily related to the issuance of the Notes pursuant to the Purchase Agreement in the fourth quarter of 2014 and the second quarter of 2015 and the QLT Note issued in June 2015. In 2014, interest expense was primarily due to the interest expense on the AzaSite Notes issued in February 2008 and related amortization of the debt issuance costs incurred from our subsidiary’s issuance of the AzaSite Notes. The AzaSite Notes were repurchased and cancelled in June 2014.

Change in fair value of warrant liability.

Change in fair value of warrant liability was expense of less than $0.1 million and income of $0.3 million for the three months ended June 30, 2015 and 2014, respectively. Change in fair value of warrant liability was income of $0.2 million and $0.9 million for the six months ended June 30, 2015 and 2014, respectively. The non-cash other income was primarily driven by a decrease in our stock price which directly impacts the fair value of our warrant liability.

Liquidity and Capital Resources

In recent years, we have financed our operations primarily through private placements of equity securities, debt financings and payments from corporate collaborations. At June 30, 2015, our cash and cash equivalents were $1.8 million. It is our policy to invest our cash and cash equivalents in highly liquid securities, such as interest-bearing money market funds, treasury and federal agency notes. The current uncertain credit markets may affect the liquidity of such money market funds or other cash investments.

On October 9, 2014, we entered into the Purchase Agreement with the Purchasers pursuant to which we agreed to sell Notes in an aggregate principal amount of up to $15 million and issue warrants to purchase shares of our common stock. As of June 30, 2015, we had sold and issued Notes to the purchasers having an aggregate principal amount equal to $7.8 million and issued to the purchasers warrants to purchase an aggregate of 2,053,169 shares, 200,620 shares, 2,824,281 shares and 3,464,456 shares of common stock that are exercisable at $0.33, $0.31, $0.26 and $0.18, respectively. Our right to sell and issue additional Notes and to issue additional warrants in connection with such Notes expired upon the issuance of such Notes and additional warrants in April 2015.

In connection with the execution of the Merger Agreement, we and QLT entered into a secured note, or the QLT Note, pursuant to which QLT agreed, subject to the terms and conditions of the QLT Note, to provide us a secured line of credit of up to $9,853,333. Interest accrues on the amounts borrowed at the rate of 12% per annum. Pursuant to the terms of the QLT Note, we borrowed, contemporaneously with execution of the QLT Note, an amount equal to $2,360,000 in connection with our submission of the BromSite NDA. Provided that the Merger Agreement has not then been terminated and certain other conditions to borrowing continue to be satisfied, we have the right to draw an additional $600,000 to finance certain manufacturing costs and may also borrow up to $1,100,000 per month until November 30, 2015, and up to $293,333 in December 2015. In addition to the $2,360,000 borrowing in connection with the BromSite NDA submission, as of June 2015, we had borrowed $1,100,000 to fund operating expenses. The QLT Note is secured by a first priority security agreement over substantially all of our assets. The QLT Note also includes (i) certain restrictive covenants which restrict our ability and the ability of our subsidiaries to, among other things, incur indebtedness, grant liens on assets, pay dividends or sell assets and (ii) events of default, including failure to pay amounts when due, breaches of representations and warranties in the loan documents and certain bankruptcy events. All borrowings under the QLT Note will be due and payable 12 months following the termination of the Merger Agreement except that our obligation to repay those amounts will accelerate and become due and payable on the occurrence of any event of default or on the termination of the Merger Agreement under the following circumstances: (1) QLT terminates the Merger Agreement as a result of our Board of Directors (A) changing or withdrawing its recommendation following the time of its receipt of a superior proposal or (B) failing to reaffirm its recommendation within five days of QLT requesting such reaffirmation following a publicly announced acquisition proposal; (2) we terminate the Merger Agreement to engage in a competing transaction constituting a superior proposal; or (3) we complete a competing transaction following certain termination events under the Merger Agreement.

In June 2015, noteholders holding in the aggregate approximately $5.25 million in principal amount of the Notes each entered into the Amendment, Waiver and Consent with InSite whereby certain terms, including the maturity date, of all of the outstanding Notes were amended. Under the Amendment, Waiver and Consent, the outstanding principal balance of the Notes, together with all accrued and unpaid interest thereunder, becomes due and payable in a lump sum on the day which is the earlier to occur of (i) six months following the closing date of the Merger and (ii) 12 months after the date on which the Merger Agreement is terminated. Under the Amendment, Waiver and Consent, we agreed to repay all amounts outstanding under the Notes held by noteholders not party to the Amendment, Waiver and Consent within 10 days after the consummation of the Merger.

We have incurred significant losses since inception. Clinical trials and costs to prepare an NDA for our product candidates with the FDA are very expensive and difficult, in part because they are subject to rigorous regulatory requirements. As of June 30, 2015, our accumulated deficit was $182.7 million and cash and cash equivalents were $1.8 million. Our ability to fund our operations is dependent primarily upon our ability to consummate the Merger with QLT or raise or have access to sufficient funding to execute on our business plan.

Absent the transactions contemplated by the Merger Agreement including the secured line of credit of up to $9,853,333 granted by QLT to us, we expect that our cash and cash equivalents balance, anticipated cash flows from operations and the net proceeds from existing debt financing arrangements would have only been adequate to fund our operations until approximately July 2015. In their audit report related to our consolidated financial statements for the year ended December 31, 2014, which is included in our Annual Report on Form 10-K for the year ended December 31, 2014, our auditors refer to our recurring losses from operations, available cash equivalent balances and accumulated deficit and a substantial doubt about our ability to continue as a going concern. We expect the secured line of credit granted to us by QLT will fund operations until completion of the Merger; however, if the Merger Agreement terminates prior to completion, no additional funding from QLT would be available and if we are unable to enter into a strategic transaction or secure sufficient additional funding, our management believes that we will need to cease operations and liquidate our assets. Our financial statements were prepared on the assumption that we will continue as a going concern and do not include any adjustments that might result should we be unable to continue as a going concern.

Net cash used in operating activities was $5.8 million for the six months ended June 30, 2015. Net cash provided by operating activities was $0.5 million for the six months ended June 30, 2014. In 2015, we incurred approximately $2.3 million in direct costs to file the NDA for BromSite with the FDA and higher legal and professional expenses of approximately $1.0 million related to the merger with QLT. In addition, we received a $3.0 million license fee for the license agreement with Nicox. In 2014, we incurred approximately $1.1 million in direct costs related to our Phase 3 clinical trials and costs to prepare to file an NDA for BromSite and higher legal expenses of approximately $0.5 million from our on-going partnering efforts. In addition, we received a $6.0 million license fee for the Amendment of the Akorn License.

Net cash used in investing activities was less than $0.1 million for the six months ended June 30, 2015. Net cash provided by investing activities was $4.7 million for the six months ended June 30, 2014. In 2014, we converted short-term investments to cash and cash equivalents to fund operating activities.

Net cash provided by financing activities was $5.9 million for the six months ended June 30, 2015. Net cash used in financing activities was $6.0 million for the six months ended June 30, 2014. In 2015, we received gross proceeds of $3.5 million from the QLT Note. In addition in 2015, we received net proceeds of $2.4 million from the Notes, after deducting placement agent fees associated with the transaction. The Company incurred $0.2 million in placement agent fees and $0.3 million (non-cash) for the initial valuation of the warrants issued with the Notes. These amounts are recorded as debt issuance costs and are amortized over the expected life of the Notes. In 2014, we cancelled the AzaSite Notes for a payment of $6.0 million.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The FASB and the IASB initiated a joint project to clarify the principles for recognizing revenue and developed a common revenue recognition standard for GAAP and IFRS. Under the guidance, an entity should recognize revenue when the entity satisfies a performance obligation within a contract at a determined transaction price. This update is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. We do not expect the adoption of this standard will materially impact our consolidated statement of financial position or results of operations.

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

We have debt in the form of secured notes issued with fixed interest rates. As a result, our exposure to market risk caused by fluctuations in interest rates is minimal. We had $11.3 million in aggregate principal amount of the notes outstanding as of June 30, 2015, with a fixed interest rate of 12%. If the market interest rates were to increase by 10% from the June 30, 2015 levels, it would not result in an increase in interest expense. At June 30, 2015, our debt was reflected in the accompanying consolidated financial statements at face value.

The securities in our investment portfolio are not leveraged and are subject to minimal interest rate risk. Due to their original maturities of twelve months or less, the securities are classified as cash and cash equivalents or short-term investments. They are classified as trading securities principally bought and held for the purpose of selling them in the near term, with unrealized gains and losses included in earnings. Because of the short-term maturities of our investments, we do not believe that a change in market rates would have a significant negative impact on the value of our investment portfolio. While a hypothetical decrease in market interest rates by 10% from the June 30, 2015 levels would cause a decrease in interest income, it would not likely result in loss of principal.

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

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting that occurred during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is subject to various claims and legal actions during the ordinary course of its business.

In April 2011, the Company received a Notice Letter that Sandoz, Inc. or Sandoz, filed an Abbreviated New Drug Application, or ANDA, with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution, or the Sandoz Product, prior to the expiration of the five U.S. patents listed in the Orange Book for AzaSite, which include four of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Sandoz ANDA filing, Sandoz alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed upon by the Sandoz Product. On May 26, 2011, we, Merck and Pfizer filed a patent infringement lawsuit against Sandoz and related entities. The plaintiff companies agreed that Merck would take the lead in prosecuting this lawsuit. Before the trial, the patents involved in the litigation were limited to the one Pfizer patent and three of our patents. On October 4, 2013, the United States District Court for the District of New Jersey entered a Final Judgment in favor of us and the other plaintiffs finding all the asserted claims of the patents in the litigation valid and infringed by Sandoz and related entities. The Court Order specified that the effective date of any FDA approval of a Sandoz ANDA for generic 1% azithromycin ophthalmic solution products would be no earlier than the expiration date of the patents in the litigation. On November 4, 2013, Sandoz filed an appeal of this decision to the United States Court of Appeals for the Federal Circuit. On November 15, 2013, Akorn acquired Inspire from Merck, and as such, acquired the rights to AzaSite in North America. Akorn took the lead in prosecuting this lawsuit. On April 9, 2015, the Court of Appeals for the Federal Circuit affirmed the decision of the district court holding that Sandoz failed to show that the asserted claims in the patents-in-suit would have been obvious to a person of ordinary skill in the art. In accordance with the judgment of the Court of Appeals entered on April 9, 2015, pursuant to Rule 41(a) of the Federal Rules of Appellate Procedures, the formal mandate was issued on May 18, 2015 to close this case since Sandoz did not seek en banc review by the Federal Circuit of its initial decision or seek review by the Supreme Court.

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

On July 24, 2014, Karin Stiens filed a complaint against Bausch & Lomb, Dr. Lance Ferguson and the Company (Fayette (Kentucky) Circuit Court Civil Action No. 14-CI-2829) alleging that she suffered ophthalmological damage when Dr. Ferguson engaged in off-label use of Besivance in a photorefractive keratectomy procedure as a prophylactic antibiotic. The plaintiff alleges that Bausch & Lomb and the Company negligently tested, marketed and distributed Besivance, and negligently informed medical providers and consumers about Besivance. The complaint contains no facts supporting these general allegations, no facts supporting the plaintiff’s claim of permanent injuries and no allegations asserting Kentucky jurisdiction over the Company. The plaintiff has not pleaded any specific amount in damages nor made any demand. The Company filed its answer on August 18, 2014. Bausch & Lomb has assumed costs of this action. The Company currently expects to file a motion for summary judgment to dismiss InSite Vision from the lawsuit.

We and QLT issued press releases announcing the execution of the Merger Agreement on June 8, 2015. On June 17, 2015, a purported class action lawsuit entitled Speiser, et al. v. Insite Vision, Inc., et al., Civil Action No. RG15774540, was filed in California Superior Court for Alameda County, naming as defendants the Company, all of its directors, QLT Inc. and Isotope Acquisition Corp. On July 10, 2015, a second purported class action entitled

McKinley v. Ruane, et al., Civil Action No. RG15777471, was filed in the same court, naming the same defendants. In both cases, the plaintiffs, who claim to be stockholders of the Company, allege in their complaints that the Company’s directors breached fiduciary duties to the stockholders by agreeing to enter into a merger transaction with QLT because the merger consideration is inadequate and the process by which the transaction was agreed to was flawed. The plaintiffs also allege that QLT and Isotope aided and abetted the breaches of duty by the Company’s directors. The plaintiffs seek to enjoin consummation of the transaction or, in the alternative, to recover unspecified money damages, together with costs and attorneys’ fees. Attorneys for the plaintiffs in both cases have indicated that they will seek to consolidate the cases into a single action. The cases are currently at a preliminary stage; the defendants have not filed responses to the complaints and no discovery has taken place. The Company and its directors believe that the complaints are without merit and intend to defend themselves vigorously.

There are currently no other claims or legal actions that would have a material adverse impact on our financial position, operations or potential performance.

Item 1A. Risk Factors

The following description of the risk factors associated with our business includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in our quarterly report on Form 10-Q for the quarter ended March 31, 2015.

Completion of the Merger is subject to conditions, and if these conditions are not satisfied or waived, the Merger will not be completed

Completion of the Merger is subject to customary closing conditions, including, among other things, (i) the adoption of the Merger Agreement by our stockholders, (ii) the absence of any legal restraints or prohibitions on the consummation of the Merger, (iii) the effectiveness of the registration statement on Form S-4 relating to the merger and (iv) the approval of the listing of the QLT common shares to be issued in the Merger on NASDAQ and the TSX, subject to official notice of issuance. In addition, QLT’s and our respective obligations to complete the Merger are subject to other specified conditions, including, (a) with respect to QLT’s obligations (i) the FDA not having issued a written communication refusing to file the new drug application (NDA) with respect to BromSite™ (BromSite NDA) for review by August 10, 2015, which is the 60th day following the FDA’s receipt of the BromSite NDA, and (ii) the FDA not having asserted a deficiency that is reasonably likely to require one or more additional clinical studies with respect to BromSite by August 24, 2015, which is the 74th day following the FDA’s receipt of the BromSite NDA, (b) with respect to our obligations, QLT not having taken any action that would reasonably be expected to cause QLT to be treated as a “domestic corporation” within the meaning of the Internal Revenue Code of 1986, as amended (Code), as a result of the Merger and (c) with respect to the respective obligations of QLT and us, (i) subject to the standards set forth in the Merger Agreement, the accuracy of the representations and warranties of the other party, (ii) compliance of the other party with its covenants under the Merger Agreement in all material respects, and (iii) no events having occurred that would have a material adverse effect on the other party.

Any delay in completing the Merger could cause the combined company not to realize some or all of the benefits that QLT expects to achieve if the Merger is successfully completed within its expected timeframe. Further, there can be no assurance the conditions to the closing of the Merger will be satisfied or waived or the Merger will be completed.

Lawsuits have been filed against us, QLT and certain of our affiliates challenging the Merger, and an adverse ruling in such lawsuits may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.

We and QLT issued press releases announcing the execution of the Merger Agreement on June 8, 2015. On June 17, 2015, a purported class action lawsuit entitled Speiser, et al. v. Insite Vision, Inc., et al., Civil Action No. RG15774540, was filed in California Superior Court for Alameda County, naming as defendants us, all of the members of our Board of Directors, QLT and Merger Sub. On July 10, 2015, a second purported class action entitled McKinley v. Ruane, et al., Civil Action No. RG15777471, was filed in the same court, naming the same defendants. In both cases, the plaintiffs, who claim to be our stockholders, allege in their complaints that members of our Board of Directors breached fiduciary duties to our stockholders by agreeing to enter into a Merger Agreement with QLT because the Merger consideration is inadequate and the process by which the transaction was agreed to was flawed. The plaintiffs also allege that we, QLT and Merger Sub aided and abetted the breaches of duty by the members of our Board of Directors. The plaintiffs seek to enjoin consummation of the transaction or, in the alternative, to recover unspecified money damages, together with costs and attorneys’ fees. Attorneys for the plaintiffs in both cases have indicated that they will seek to consolidate the cases into a single action. The cases are currently at a preliminary stage; the defendants have not filed responses to the complaints and no discovery has taken place. An adverse ruling in such lawsuits may prevent the Merger from becoming effective or from becoming effective within the expected timeframe.

The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us for greater consideration than what QLT has agreed to pay

The Merger Agreement contains provisions that make it more difficult for us to sell our business to a party other than QLT. These provisions include a general prohibition of soliciting any acquisition proposal or offer for a competing transaction. In some circumstances upon termination of the Merger Agreement, we may be required to pay to QLT a termination fee of $1,170,000. In addition, any amounts drawn by us under the QLT Note will become due and payable to QLT. Further, there are only limited exceptions to our agreement that our board of directors will not withdraw or modify, in a manner adverse to QLT, the recommendation of our board in favor of approval of the Merger and to our agreement not to enter into an agreement with respect to an alternative transaction proposal.

These provisions might discourage a third party, including the multi national pharmaceutical company that has made the unsolicited proposal, that has an interest in acquiring all, or a significant part, of us from considering or proposing an acquisition, even if the party were prepared to pay consideration with a higher per share value than the value proposed to be received or realized in the Merger; or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee or expense payment that may become payable in certain circumstances.

The value of the Merger consideration is subject to changes based on fluctuations in the value of QLT’s common shares

The market value of QLT’s common shares will fluctuate during the period before the date of the special meeting of our stockholders to vote on approval of the Merger Agreement and will continue to fluctuate during the period prior to the effective time of the Merger, as well as thereafter.

Upon completion of the Merger, holders of our common stock will have the right to receive 0.048 of a validly issued, fully paid and non-assessable common share of QLT. It is impossible to accurately predict the market price of QLT’s common shares at the effective time and therefore impossible to accurately predict the value of the QLT common shares that holders of our common stock will receive in the Merger. Fluctuations in the market value of QLT’s common shares will likely cause fluctuations in the market value of our common stock.

Our management believes that, if the Merger is not completed and we are unable to enter into a strategic transaction or secure sufficient additional funding, we will need to cease operations and liquidate our assets.

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

We may need to cease operations and liquidate our assets if we lose the benefit of the QLT Note and/or the Merger is not completed.

In connection with the execution of the Merger Agreement, we and QLT entered into the QLT Note pursuant to which QLT agreed to provide a secured line of credit of up to $9,853,333 to us. The line of credit from QLT to us is intended to provide us with sufficient funding to operate our business through completion of the Merger. If the line of credit is no longer available and/or the Merger is not completed and we are unable to enter into a strategic transaction or secure sufficient additional funding, our management believes that we will need to cease operations and liquidate our assets.

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

For example, results from our 2008 Phase 3 clinical trial of AzaSite Plus for the treatment of blepharoconjunctivitis showed improved clinical outcomes as compared to treatment with a corticosteroid or antibiotic alone in the reduction of inflammatory signs and symptoms and bacterial eradication, respectively. However, the trial did not achieve its primary clinical endpoint as defined by the protocol. In 2013, our AzaSite Plus/DexaSite Phase 3 clinical trial also failed to meet its primary endpoint. The future development of these product candidates is unclear and we may not receive any return on our significant investments in AzaSite Plus or DexaSite. We cannot assure you that the FDA will accept the BromSite NDA or that we will ever achieve FDA approval for the commercialization of AzaSite Plus, DexaSite, BromSite or any other product candidate. Our lack of cash resources may cause us to have to delay filing an NDA for DexaSite, delaying any FDA approval and commercialization of that product.

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

We may not be able to enter into arrangements with third parties to support the commercialization of our products on acceptable terms, or at all, and may not be able to maintain any arrangement that we do enter into. If we pursue a partnership for our product candidates prior to successfully filing an NDA, completing Phase 3 trials or commencing commercialization, we will likely receive less favorable economic terms than if we successfully filed an NDA, completed Phase 3 trials or commenced commercialization.

The commercial success of our products is dependent on the diligent efforts of our corporate collaborators

Because we generally rely on third parties for the marketing and sale of our products, revenues that we receive will be highly dependent on the efforts and success of these third parties. In November 2013, Akorn acquired Inspire from Merck and Akorn became responsible for the commercialization of AzaSite in the United States. Prior to Akorn’s acquisition of Inspire, the monthly prescriptions and our earned royalty revenues on net sales of AzaSite by Merck had decreased significantly, a trend that has continued since Akorn’s acquisition of Inspire. In June 2014, we amended the Akorn License to, among other things, reduce the royalty rate we receive to a tiered royalty percentage ranging from 8.0% to 15.0% of AzaSite’s net sales, depending on the level of such sales. This lower tier of this royalty percentage range increased from 8.0% to 9.0% in connection with our settlement of the Mylan patent infringement lawsuit. We believe that our AzaSite royalties will likely decline further in future periods due to the reduced royalty rate and declining prescriptions for AzaSite. In addition, our partners, including Akorn, may terminate their relationships with us and/or may not diligently or successfully market or sell our products. Akorn can terminate the Akorn License at any time at its discretion. Akorn or other partners may also emphasize sales and marketing of their own or other products or pursue alternative or competing technologies or develop alternative products either on their own or in collaboration with others, including our competitors. In addition, marketing consultants and contract sales organizations that we use for our products may market products that compete with our products and we must rely on their efforts and ability to market and sell our products effectively.

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

From time to time, third parties have claimed and may in the future claim that our patents are invalid, unenforceable and/or will not be infringed by their products. For example, in April 2011, we received a letter (Notice Letter) from Sandoz, Inc. (Sandoz) providing notice that it filed an Abbreviated New Drug Application (ANDA) with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution (Sandoz Product) prior to the expiration of the five U.S. patents listed in the Orange Book for AzaSite which include four of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Sandoz ANDA filing, Sandoz alleges that the claims of the Orange Book listed patents are invalid, unenforceable and/or will not be infringed by the Sandoz Product. On May 26, 2011, we, Merck and Pfizer filed a patent infringement lawsuit against Sandoz and related entities. On October 4, 2013, the United States District Court for the District of New Jersey entered a Final Judgment in favor of us and the other plaintiffs finding all the asserted claims of the patents in the litigation valid and infringed by Sandoz and related entities. The Court Order specified that the effective date of any FDA approval of a Sandoz ANDA for generic 1% azithromycin ophthalmic solution products would be no earlier than the expiration date of the patents in the litigation. On November 4, 2013, Sandoz filed an appeal of this decision to the United States Court of Appeals for the Federal Circuit. On April 9, 2015, the Court of Appeals for the Federal Circuit affirmed the decision of the district court holding that Sandoz failed to show that the asserted claims in the patents-in-suit would have been obvious to a person of ordinary skill in the art. In accordance with the judgment of the Court of Appeals entered on April 9, 2015, pursuant to Rule 41(a) of the Federal Rules of Appellate Procedure, the formal mandate was issued on May 18, 2015 to close this case since Sandoz did not seek en banc review by the Federal Circuit of its initial decision or seek review by the Supreme Court.

In addition, in May 2013, we received a Notice Letter that Mylan Pharmaceuticals, Inc. (Mylan) filed an ANDA with the FDA seeking marketing approval for a 1% azithromycin ophthalmic solution (Mylan Product), prior to the expiration of the United States patents listed in the Orange Book for AzaSite, which include three of our patents and one patent licensed to us by Pfizer. In the paragraph IV Certification accompanying the Mylan ANDA filing, Mylan alleged that the claims of the Orange Book listed patents were invalid, unenforceable and/or would not be infringed upon by the Mylan Product. On June 14, 2013, we, Merck and Pfizer filed a patent infringement lawsuit against Mylan and a related entity. In February of 2015, all of the parties involved in the lawsuit executed a settlement agreement including all of the patents in the lawsuit. On March 4, 2015, the United District Court for the District of New Jersey issued an Order for Dismissal, without prejudice.

We intend to vigorously enforce our patent rights relating to AzaSite and contest any assertions that these patents are invalid and/or unenforceable, which may require us to spend significant resources.

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

Management and principal stockholders may be able to exert significant control on matters requiring approval by our stockholders

As of June 30, 2015, our management and principal stockholders (those owning more than 5% of our outstanding shares) together beneficially owned approximately 45% of our shares of common stock. As a result, our management and principal stockholders, acting together or individually, may be able to exert significant control on matters requiring approval by our stockholders, including the election of all or at least a majority of our Board of Directors, the approval of amendments to our charter, and the approval of financing and business combinations, including the Merger.

The market prices for securities of biopharmaceutical and biotechnology companies such as ours have been and are likely to continue to be highly volatile due to reasons that are related and unrelated to our operating performance and progress; registration of the common stock underlying the warrants issued pursuant to the Purchase Agreement we entered into in connection with our October 2014 debt financing, or the subsequent sale of such common stock, may cause our stock price to decline; we have not paid dividends in the past and do not anticipate doing so in the future

The market prices for securities of biopharmaceutical and biotechnology companies, including ours, have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. In addition, future announcements and circumstances such as our current financial condition and need for substantial additional funding to continue our operations beyond December 2015, the audit report included in this annual report on Form 10-K for the year ended December 31, 2014 that included an explanatory paragraph referring to our recurring losses from operations, available cash balance and accumulated deficit and a substantial doubt about our ability to continue as a going concern, our ability to obtain new financing, any announcements or rumors regarding strategic alternatives we pursue or that terminate, our likelihood of raising additional funding, the status of our relationships or proposed relationships with third-party collaborators, including Akorn, the results of testing and clinical trials, future sales of equity or debt securities by us, the exercise of outstanding options and warrants that could result in dilution to our current holders of common stock, developments in our patents or other proprietary rights or those of our competitors, our failure to meet analyst expectations, any litigation regarding the same, technological innovations or new therapeutic products, governmental regulation, or public concern as to the safety of products developed by us or others and general market conditions concerning us, our competitors or other biopharmaceutical companies may have a significant effect on the market price of our common stock. For example, in the twelve months ended June 30, 2015, our closing stock price fluctuated from a high of $0.36 to a low of $0.13. Such fluctuations can lead to securities class action litigation and make it difficult to obtain financing. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

We filed a registration statement with the Securities and Exchange Commission, or SEC, to register the resale of the common stock issuable upon exercise of the warrants issued pursuant to the Purchase Agreement. The subsequent sale of the common stock covered by such registration statements may cause our stock price to decline.

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

If earthquakes and other catastrophic events strike, our business may be negatively affected

Our corporate headquarters, including our research and development and pilot plant operations, are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster such as an earthquake would have a material adverse impact on our business, results of operations, and financial condition and impair our operations at our pilot facility. We also rely on a third-party manufacturing facility to produce products for commercialization and certain trials. If we were unable to use this third-party manufacturing facility due to a natural disaster at such facility or for other reasons, we would incur significant additional costs and delays in our product development timelines as we switched some manufacturing to our pilot plant operations, which are not intended for commercial manufacturing.

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

INSITE VISION INCORPORATED

Dated: August 13, 2015	By:	/s/ Louis Drapeau
Louis Drapeau Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit Table

2.1*1	Agreement and Plan of Merger, dated as of June 8, 2015, by and among the Company, QLT and Merger Sub.

3.1[2]	Certificate of Amendment to the Restated Certificate of Incorporation of the Company.

10.1*3	Secured Note, dated as of June 8, 2015, by and between the Company and QLT.

10.2*4	Security Agreement, dated as of June 8, 2015, by and between the Company and QLT.

10.3[5]	IP Security Agreement, dated as of June 8, 2015, by and between InSite Vision Incorporated and QLT Inc.

10.4[6]	Intercreditor Agreement, dated June 9, 2015, among the Company, QLT and U.S. Bank, as collateral agent.

10.5[7]	Form of Amendment, Waiver and Consent.

31.1	Certificate of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from InSite Vision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Income, (ii) the Consolidated Balance Sheet, (iii) the Consolidated Statement of Cash Flow, and (iv) Notes to Consolidated Financial Statements.

1.	Incorporated by reference to Exhibit 2.1 in the Company’s Current Report on Form 8-K (File No. 000-22332), filed with the SEC on June 8, 2015.
2.	Incorporated by reference to Exhibit 3.1 in the Company’s Current Report on Form 8-K (File No. 000-22332), filed with the SEC on April 2, 2015.
3.	Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K (File No. 000-22332), filed with the SEC on June 8, 2015.
4.	Incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K (File No. 000-22332), filed with the SEC on June 8, 2015.
5.	Incorporated by reference to Exhibit 10.3 in the Company’s Current Report on Form 8-K (File No. 000-22332), filed with the SEC on June 8, 2015.
6.	Incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K (File No. 000-22332), filed with the SEC on June 11, 2015.
7.	Incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K (File No. 000-22332), filed with the SEC on June 11, 2015.
*	The Company has omitted schedules and other similar attachments to such agreement pursuant to Item 601(b) of Regulation S-K. InSite Vision Incorporated will furnish a copy of such omitted document to the SEC upon request.